Form 10-K
period 2016-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2017-03-16
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

YES ☐           NO ☒

The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2016, as reported on the Nasdaq Global Select Market, was $598,698,205. The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of February 28, 2017, was 40,734,382.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s 2017 Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2017 (the “2017 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2017 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2017 Proxy Statement shall be deemed so incorporated.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of current and future economic, business and market conditions in the United States generally or in the communities we serve;

•	changes in governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, including those associated with the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;

•	changes in accounting policies, rules and practices and applications or determinations made thereunder;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate in the United States and in the communities we serve, which could impact write-downs of assets, our ability to liquidate non-performing assets, realized losses on the disposition of non-performing assets and increased credit losses;

•	our ability to comply with any requirements imposed on us or on our banking subsidiary, Seacoast National Bank (“Seacoast Bank”) by regulators and the potential negative consequences that may result;

•	our concentration in commercial real estate loans;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress test;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	the impact on the valuation of our investments due to market volatility or counterparty payment risk;

•	statutory and regulatory restrictions on our ability to pay dividends to our shareholders;

•	any applicable regulatory limits on Seacoast Bank’s ability to pay dividends to us;

•	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	increased cybersecurity risks, including potential business disruptions or financial losses; inability of our risk management framework to manage risks associated with our business such as credit risk and operational risk, including third party vendors and other service providers;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes; and

•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports filed with the Securities and Exchange Commission (the “Commission” or “SEC”) and available on its website at www.sec.gov.

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

General

We are a bank holding company, incorporated in Florida in 1983, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Our principal subsidiary is Seacoast National Bank, a national banking association (“Seacoast Bank”). Seacoast Bank commenced its operations in 1933, and operated as “First National Bank & Trust Company of the Treasure Coast” prior to 2006 when we changed its name to ”Seacoast National Bank” .

As a bank holding company, we are a legal entity separate and distinct from our subsidiaries, including Seacoast Bank. We coordinate the financial resources of the consolidated enterprise and maintain financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. Our operating revenues and net income are derived primarily from Seacoast Bank through dividends and fees for services performed.

As of December 31, 2016, we had total consolidated assets of approximately $4.681 billion, total deposits of approximately $3.523 billion, total consolidated liabilities, including deposits, of approximately $4.246 billion and consolidated shareholders’ equity of approximately $435 million. Our operations are discussed in more detail under “Item 7. “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”

We and our subsidiaries offer a full array of deposit accounts and retail banking services, engage in consumer and commercial lending and provide a wide variety of trust and asset management services, as well as securities and annuity products to our customers. Seacoast Bank had 47 traditional banking offices in 14 counties in Florida at year-end 2016. We have 16 branches in the “Treasure Coast of Florida,” including the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast. During 2013, we expanded our footprint by strategically opening five new commercial lending offices in the larger metropolitan markets we serve, more specifically, three in Orlando, one in Boca Raton, and one in Ft. Lauderdale, Florida. I

In October 2014, we acquired 12 branches in Central Florida through our acquisition of The BANKshares, Inc., a Florida corporation (“BANKshares”), and its subsidiary bank, BankFIRST, and in July 2015, we acquired 3 branches in Palm Beach County (closing one branch in close proximity to an existing Seacoast branch) through our acquisition of Grand Bankshares, Inc., a Florida corporation (“Grand Bankshares”), and its subsidiary bank, Grand Bank (“Grand”). More recently, in March 2016, we acquired 10 offices in Central Florida through our acquisition of Floridian Financial Group, Inc., a Florida Corporation (“Floridian”), and its subsidiary bank, Floridian Bank, a Florida-chartered commercial bank, and in June 2016, we acquired 14 branches as part of an asset purchase of BMO Harris’s Orlando Operations (“BMO”). During the second, third and fourth quarters of 2016, we closed 20 branches that were in close proximity to existing Seacoast branches. In 20 months we transformed from virtually no presence in Orlando to top 10 player and the largest Florida bank in that market. Upcoming in April 2017 will be our closing of the GulfShores acquisition in Tampa, Florida, adding 3 branches and enhancing our team presence already in this vibrant Florida market.

Most of our banking offices have one or more automated teller machines (“ATMs”) providing customers with 24-hour access to their deposit accounts. We are a member of the “NYCE Payments Network,” an electronic funds transfer organization represented in all fifty states in the United States, which permits banking customers access to their accounts at 2.5 million participating ATMs and retail locations throughout the United States. Seacoast Bank has also partnered with Publix, a major grocery chain in the state of Florida, to offer free access at over 1,000 Publix ATMs within the state of Florida.

Seacoast Bank “MoneyPhone” system allows customers to access information on their loan or deposit account balances, transfer funds between linked accounts, make loan payments, and verify deposits or checks that may have cleared, all over the telephone. This service is available 24 hours a day, seven days a week.

In addition, customers may access banking information via Seacoast Bank’s Customer Service Center (“CSC”) 24 hours a day, seven days a week. Our CSC staff is available to open accounts, take applications for certain types of loans, resolve account issues, and offer information on other bank products and services to existing and potential customers.

We also offer Internet and Mobile banking to business and retail customers. These services allow customers to access transactional information on their deposit accounts, review loan and deposit balances, transfer funds between linked accounts and deposit checks to and loan payments from a deposit account, all over the Internet or their Mobile device, 24 hours a day, seven days a week. Seacoast Bank has significantly expanded its technology platform and the products offered to its customers by introducing digital deposit capture on smart phones, launching new consumer and business tablet and mobile platforms, rebranding its website, and enhancing its automatic teller machine capabilities. Our customers are increasingly choosing more convenient channels to manage routine transactions. At this point, we expect we will process more routine transactions through lower cost channels than in our branch network by July of 2017. Seacoast Bank also provides brokerage and annuity services. Seacoast Bank personnel involved with the sale of these services are dual employees with Invest Financial Corporation, the company through which Seacoast Bank presently conducts its brokerage and annuity services.

Seacoast Bank has five, wholly-owned subsidiaries:

•	FNB Insurance Services, Inc. (“FNB Insurance”), an inactive subsidiary, which was formed to provide insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of Seacoast Bank;

•	TCoast Holdings, LLC and TC Property Ventures, LLC, each of which was formed to own and operate certain properties acquired through foreclosure;

•

Syracuse Holdings, Inc., established in Delaware in 2016, to maintain an investment portfolio of high quality investment securities consistent with safe and sound banking practices, and to provide earnings, liquidity, manage tax liabilities, and meet pledging requirements.

The operations of each of these direct and indirect subsidiaries represented less than 10% of our consolidated assets and contributed less than 10% to our consolidated revenues in 2016.

We directly own all the common equity in six statutory trusts relating to our trust preferred securities:

•	SBCF Capital Trust I, formed on March 31, 2005 for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust II, formed on December 16, 2005 for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust III, formed on June 29, 2007 for the purpose of issuing $12 million in trust preferred securities;

•	BankFIRST (FL) Statutory Trust I, formed on December 19, 2002 for the purpose of issuing $5.2 million in trust preferred securities;

•	BankFIRST (FL) Statutory Trust II, formed on March 5, 2004 for the purpose of issuing $4.1 million in trust preferred securities;

•	The BANKshares Capital Trust I, formed on December 15, 2005, for the purpose of issuing $5.2 million in trust preferred securities; and

•	Grand Bankshares Capital Trust I, formed on October 29, 2004, also for the purpose of issuing $7.2 million in trust preferred securities.

Seacoast Bank dissolved three, wholly-owned subsidiaries during 2016:

•	BR West, LLC, formed to own and operate certain properties acquired through foreclosure, held no remaining properties and was dissolved in the state of Florida on September 15, 2016;

•	Commercial Business Finance, Inc. (“CBF”), a receivables factoring company, acquired in the BANKshares acquisition, that provides working capital financing for small to medium sized businesses was dissolved in the state of Florida on December 14, 2016, with its operations incorporated into Seacoast Bank as part of our Seacoast Business Funding division; and

•	BankFIRST Realty, Inc., acquired in the BANKshares acquisition, which owned and operated certain properties acquired through foreclosure, held no remaining foreclosed properties and was dissolved in the state of Florida on December 31, 2016.

We have operated an office of Seacoast Marine Finance Division, a division of Seacoast Bank, in Ft. Lauderdale, Florida since February 2000. Offices in California that have been in operation since November 2002 were closed at the end of 2014, but Seacoast Bank continues to have representation in California and Washington. Seacoast Marine Finance Division is staffed with experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater, with a significant portion of loan production sold to correspondent banks on a non-recourse basis.

During May 2015, Seacoast Bank acquired a receivables factoring location in Boynton Beach, Florida, and operates this office as Seacoast Business Funding, a division of Seacoast Bank. Our principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is (772) 287-4000. We and our subsidiary Seacoast Bank maintain Internet websites at www.seacoastbanking.com, www.seacoastbank.com, and www.seacoastnational.com, respectively. We are not incorporating the information on our or Seacoast Bank’s website into this report, and none of these websites nor the information appearing on these websites is included or incorporated in, or is a part of, this report.

We make available, free of charge on our corporate website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

Employees

As of December 31, 2016, we and our subsidiaries employed 725 full-time equivalent employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Expansion of Business

Over the years, we have expanded our products and services to meet the changing needs of the various segments of our market, and we presently expect to continue this strategy to expand organically in our markets. We also, from time to time, have acquired banks, bank branches and deposits, and have opened new branches and commercial lending offices.

In October 2014, we acquired BankFIRST, a commercial bank headquartered in Winter Park, Florida, with twelve offices in five counties in Central Florida. BankFIRST was merged with Seacoast Bank in October 2014.

In July 2015, we acquired Grand, a commercial bank headquartered in West Palm Beach, Florida, with three offices in Palm Beach County. Grand was merged into Seacoast Bank in July 2015.

In March 2016, we acquired Floridian headquartered in Central Florida, with ten offices in four counties in Central Florida. Floridian was merged into Seacoast Bank in March 2016.

In June 2016, Seacoast Bank acquired the Orlando Banking operations of BMO Harris including their fourteen branch locations in that market.

More recently, on November 3, 2016, we and Seacoast Bank entered into an Agreement and Plan of Merger that provides for the acquisition of GulfShore Bancshares, Inc. (“GulfShore”), a Florida corporation, and GulfShore’s wholly owned subsidiary, GulfShore Bank, located in Tampa, Florida, with three offices. This acquisition will add approximately $328 million in assets, $276 in deposits, and $262 in gross loans. This transaction is anticipated to close on April 7, 2017.

Florida law permits statewide branching, and Seacoast Bank has expanded, and may consider future expansion, by opening additional bank offices and facilities, as well as by acquisition of other financial institutions and branches. Since 2002, we have opened and acquired 58 new offices in 14 counties of Florida. With technology improvements and changes to our customers’ banking preferences, we have also rationalized our branch footprint by closing and consolidating certain branches. Since 2007, we have closed 39 offices in seven counties of Florida, with 20 offices consolidated during 2016, three offices consolidated during 2015, and five offices consolidated in December 2014. The Seacoast Marine Finance Division operates a loan production office in Ft. Lauderdale, Florida, and has representation in California and Washington. For more information on our branches and offices see “Item 2. Properties”. As part of our overall strategic growth plan, we intend to regularly evaluate possible mergers, acquisitions and other expansion opportunities. We believe that with the current economic environment, there may be additional opportunities for us to acquire and consolidate other financial institutions in the State of Florida.

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

Competition

We and our subsidiaries operate in the highly competitive markets of Martin, St. Lucie, Indian River, Brevard, Palm Beach and Broward Counties in southeastern Florida, and in the Orlando metropolitan statistical area in Orange, Seminole and Lake County, as well as Volusia County. We also operate in three competitive counties in central Florida near Lake Okeechobee. Seacoast Bank not only competes with other banks of comparable or larger size in its markets, but also competes with various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, investment brokerage and financial advisory firms and mutual fund companies. We compete for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast Bank also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, governmental and corporate bonds, and other securities. Continued consolidation, and rapid technological changes, within the financial services industry will most likely change the nature and intensity of competition that we face, but can also create opportunities for us to demonstrate and exploit what we believe are our competitive advantages. Our competitors include not only financial institutions based in the State of Florida, but also a number of large out-of-state and foreign banks, bank holding companies and other financial institutions that have an established market presence in the State of Florida, or that offer products by mail, telephone or over the Internet. Many of our competitors are engaged in local, regional, national and international operations and have greater assets, personnel and other resources. Some of these competitors are subject to less regulation and/or more favorable tax treatment than us. Many of these institutions have greater resources, broader geographic markets and higher lending limits than us and may offer services that we do not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services, and electronic and other technology than us. To offset these potential competitive disadvantages, we depend on our reputation as an independent, “super” community bank headquartered locally, our personal service, our greater community involvement and our ability to make credit and other business decisions quickly and locally.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to us and Seacoast Bank’s business. As a bank holding company under federal law, we are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a national bank, our primary bank subsidiary, Seacoast Bank, is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”). In addition, as discussed in more detail below, Seacoast Bank and any other of our subsidiaries that offer consumer financial products could be subject to regulation, supervision, and examination by the Consumer Financial Protection Bureau (“CFPB”). Supervision, regulation, and examination of us, Seacoast Bank and our respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”) of the FDIC, rather than holders of our capital stock. Any change in laws, regulations, or supervisory actions, whether by the OCC, the Federal Reserve, the FDIC, the CFPB, or Congress, could have a material adverse impact on us and Seacoast Bank.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2016 are included in this report under “Section 9A. Controls and Procedures.”

Regulatory Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Provisions of the Dodd-Frank Act that have affected or are likely to affect our operations or the operations of Seacoast Bank include:

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

Creation of New Governmental Authorities.  The Dodd-Frank Act created various new governmental authorities such as the Oversight Council and the CFPB, an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products.. The CFPB’s authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of Seacoast Bank, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

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

Incentive Compensation. The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Seacoast Bank, which prohibit incentive compensation arrangements that the agencies determine encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the OCC have also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2016, these rules have not been implemented. We and Seacoast Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Volcker Rule. In December 2013, the Federal Reserve and other regulators jointly issued final rules implementing requirements of a new Section 13 to the Bank Holding Company Act, commonly referred to as the “Volcker Rule.” The Volcker Rule generally prohibits us and our subsidiaries from (i) engaging in proprietary trading for our own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage, and required us to implement a compliance program. The regulators provided for a Volcker Rule conformance date of July 21, 2015. The Federal Reserve extended the conformance deadline to July 21, 2016 for certain legacy “covered funds” activities and investments in place before December 31, 2013, and the Federal Reserve expressed its intention to grant the last available statutory extension for such covered funds activities until July 21, 2017. Further, the Federal Reserve Board permits limited exemptions, upon application, for divestiture of certain “illiquid” covered funds, for an additional period of up to 5 years beyond that date.

While most of the requirements called for in the Dodd-Frank Act have been implemented, others will continue to be implemented over time. Given the extent of the changes brought about by the Dodd-Frank Act and the significant discretion afforded to federal regulators to implement those changes, we cannot fully predict the extent of the impact such requirements will have on our operations. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Basel III

We were required to comply with higher minimum capital requirements as of January 1, 2015. These new rules (“Revised Capital Rules”) implement the Dodd-Frank Act and a separate international regulatory regime known as “Basel III” (which is discussed below). Prior to January 1, 2015, we and Seacoast Bank were subject to risk-based capital guidelines issued by the Federal Reserve and the OCC for bank holding companies and national banks, respectively. The risk-based capital guidelines that applied to us and Seacoast Bank through December 31, 2014, were based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.

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

When fully phased in on January 1, 2019, the Revised Capital Rules will require us and Seacoast Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of 7% (4.5% attributable to CET1 plus the 2.5% capital conservation buffer); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8.5% (6.0% attributable to Tier 1 capital plus the 2.5% capital conservation buffer), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 10.5% (8.0% attributable to Total capital plus the 2.5% capital conservation buffer) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk). At December 31, 2016, the requisite capital conservation buffer Seacoast is subject to was 0.625%.

Regulatory Deductions.  The Revised Capital Rules provide for a number of deductions from and adjustments to CET1, including the requirement that mortgage servicing rights, deferred tax assets that arise from operating loss and tax credit carryforwards, net of associated deferred tax liabilities and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018).

Under the Revised Capital Rules, the effects of certain accumulated other comprehensive items (except gains and losses on cash flow hedges where the hedged item is not recognized on a banking organization’s balance sheet at fair value) are not excluded; however, certain banking organizations, including us and Seacoast Bank, may make a one-time permanent election to continue to exclude these items. The Revised Capital Rules also preclude counting certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank or thrift holding companies. However, for bank or thrift holding companies that had assets of less than $15 billion as of December 31, 2009 like us, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after applying all capital deductions and adjustments.

Management believes, at December 31, 2016, that we and Seacoast Bank meet all capital adequacy requirements under the Revised Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

Under BHC Act, bank holding companies that are, and whose depository institution subsidiaries are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and meet certain other conditions, can elect to become “financial holding companies”. Financial holding companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, a broad range of insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. While we have not become a financial holding company, we may elect to do so in the future in order to exercise these broader activity powers. Banks may also engage in similar “financial activities” through subsidiaries.

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

As of December 31, 2016, the consolidated capital ratios of Seacoast and Seacoast Bank were as follows:

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	Bank	Well-Capitalized*
Common equity Tier 1 ratio (CET1)	10.79%	12.03%	6.5%
Tier 1 capital ratio	12.53%	12.03%	8.0%
Total risk-based capital ratio	13.25%	12.75%	10.0%
Leverage ratio	9.15%	8.78%	5.0%

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

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator within 90 days of becoming significantly undercapitalized, except under limited circumstances. Because our company and Seacoast Bank exceed applicable capital requirements, the respective managements of our company and Seacoast Bank do not believe that the provisions of FDICIA have had any material effect on our company and Seacoast Bank or our respective operations.

FDICIA also contains a variety of other provisions that may affect the operations of our company and Seacoast Bank, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Seacoast Bank was well capitalized at December 31, 2016, and brokered deposits are not restricted.

Payment of Dividends

We are a legal entity separate and distinct from Seacoast Bank and our other subsidiaries. Our primary source of cash, other than securities offerings, is dividends from Seacoast Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as Seacoast Bank) in any calendar year will exceed the sum of such bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible loan losses.

In addition, we and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve have indicated that paying dividends that deplete a national or state member bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.

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

Seacoast Bank recorded net income in 2014, 2015 and 2016, but no dividends were paid to us during any of these years. Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, based on our recent profitability, Seacoast Bank is eligible to distribute dividends up to $61.0 million to us, without prior OCC approval, as of December 31, 2016.

No dividends on our common stock were declared or paid in 2014, 2015 or 2016.

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

Bank and Bank Subsidiary Regulation

Seacoast Bank is a national bank subject to supervision, regulation and examination by the OCC, which monitors all areas of operations, including reserves, loans, mortgages, the issuance of securities, payment of dividends, establishing branches, capital adequacy, and compliance with laws. Seacoast Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments”.

Under Florida law, Seacoast Bank may establish and operate branches throughout the State of Florida, subject to the maintenance of adequate capital and the receipt of OCC approval.

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

FNB Insurance, a Seacoast Bank subsidiary, is authorized by the State of Florida to market insurance products as an agent. FNB Insurance is a separate and distinct entity from Seacoast Bank and is subject to supervision and regulation by state insurance authorities. It is a financial subsidiary, but is inactive.

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

FDIC Insurance Assessments

Seacoast Bank’s deposits are insured by the FDIC’s DIF, and Seacoast Bank is subject to FDIC assessments for its deposit insurance, as well as assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds.

Effective April 1, 2011, the FDIC began calculating assessments based on an institution’s average consolidated total assets less its average tangible equity in accordance with changes mandated by the Dodd-Frank Act. The FDIC also established a new assessment rate schedule, as well as alternative rate schedules that become effective when the DIF reserve ratio reaches certain levels. In determining the deposit insurance assessments to be paid by insured depository institutions, the FDIC generally assigns institutions to one of four risk categories based on supervisory ratings and capital ratios. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits.

The Dodd-Frank Act also increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Under FDIC rules, banks with at least $10 billion in assets also pay a surcharge to enable the reserve ratio to reach 1.35 percent.

Upon inception of the new schedule in 2011, Seacoast Bank’s overall rate for assessment calculations was 14 basis points. As of September 19, 2013, with the release from its formal agreement with the OCC, Seacoast Bank’s rate was reduced to 8.15 basis points. As of September 30, 2014 and 2015, Seacoast Bank’s rate was further reduced to 6.79 basis points and 6.54 basis points, respectively. For Seacoast Bank, the new methodology has had a favorable effect. Seacoast Bank’s deposit insurance premiums totaled $1.6 million for 2014, $2.2 million for 2015, and $2.4 million for 2016. The increase in 2016 resulted primarily from total assets increasing due to the impact of the Floridian acquisition in the first quarter of 2016 and BMO assets acquired in the second quarter of 2016.

In addition, the FDIC collects FICO deposit assessments, which are calculated off of the assessment base described above. FICO assessments are set quarterly, and our FICO assessment averaged 0.59 basis points for all four quarters during 2016. Our FICO assessment rate for the first quarter of 2017 is 0.51 basis points.

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

Transactions with Related Parties. We are a legal entity separate and distinct from Seacoast Bank and our other subsidiaries. Various legal limitations restrict our banking subsidiaries from lending or otherwise supplying funds to us or our non-bank subsidiaries. We and our banking subsidiaries are subject to Section 23A of the Federal Reserve Act and the corresponding provisions of Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions” to include, among other types of transactions, extensions of credit, and limits a bank’s covered transactions with any of its “affiliates” to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their operating subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities.

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

We have always had significant exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. At December 31, 2016, we had outstanding $86.5 million in commercial construction and residential land development loans and $72.6 million in residential construction loans to individuals, which represents approximately 39 percent of Seacoast Bank’s total risk based capital at December 31, 2016, well below the Guidance’s threshold. At December 31, 2016, the total CRE exposure for Seacoast Bank represents approximately 214 percent of total risk based capital, below the Guidance’s threshold.

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

Following the enactment of the Gramm-Leach-Bliley Act (“GLB”), CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation.

Privacy and Data Security.  The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. Seacoast Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, Seacoast Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Consumer Regulation.  Activities of Seacoast Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

•	limit the interest and other charges collected or contracted for by Seacoast Bank, including new rules respecting the terms of credit cards and of debit card overdrafts;

•	govern Seacoast Bank’s disclosures of credit terms to consumer borrowers;

•	require Seacoast Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit Seacoast Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;

•	govern the manner in which Seacoast Bank may collect consumer debts; and

•	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

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

The deposit operations of Seacoast Bank are also subject to laws and regulations that:

•	require Seacoast Bank to adequately disclose the interest rates and other terms of consumer deposit accounts;

•	impose a duty on Seacoast Bank to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records;

•	require escheatment of unclaimed funds to the appropriate state agencies after the passage of certain statutory time frames; and,

•	govern automatic deposits to and withdrawals from deposit accounts with Seacoast Bank and the rights and liabilities of customers who use automated teller machines, or ATMs, and other electronic banking services. As described above, beginning in July 2010, new rules took effect that limited Seacoast Bank’s ability to charge fees for the payment of overdrafts for every day debit and ATM card transactions.

As noted above, Seacoast Bank has experienced a significant increase in its consumer compliance regulatory burden as a result of the combination of the CFPB and the significant roll back of federal preemption of state laws in the area.

Non-Discrimination Policies. Seacoast Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Enforcement Authority. Seacoast Bank and its “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations, and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking agency, cease-and-desist orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.

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

At December 31, 2016 and 2015, our nonperforming loans (which consist of nonaccrual loans) totaled $18.1 million and $17.4 million, or 0.6 percent and 0.8 percent of the loan portfolio, respectively. At December 31, 2016 and 2015, our nonperforming assets (which include foreclosed real estate and bank branches taken out of service) were $28.0 million and $24.4 million, or 0.6 percent and 0.7 percent of assets, respectively. Other real estate owned (“OREO”) included $5.7 million for branches taken out of service at December 31, 2016, versus no branches at December 31, 2015. In addition, we had approximately $3.8 million and $2.6 million in accruing loans that were 30 days or more delinquent at December 31, 2016 and 2015, respectively. Our nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. We may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Any further increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

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

Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrower behaviors towards repaying their loans. Generally speaking, the credit quality of our borrowers can deteriorate as a result of economic downturns in our markets. Although there are now signs of economic recovery, if the credit quality of our customer base or their debt service behavior materially decreases, if the risk profile of a market, industry or group of customers declines or weakness in the real estate markets and other economics were to rise, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.

Our ability to realize our deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support our deferred tax amount. Additionally, the amount of net operating loss carry-forwards and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code (“Section 382”) by issuance of our capital securities or purchase of concentrations by investors

As of December 31, 2016, we had deferred tax assets of $60.8 million, based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset.

The Company recorded income for 2014, 2015 and 2016. Management expects to realize the $60.8 million in deferred tax assets well in advance of the statutory carryforward period, based on its forecast of future taxable income. We consider positive and negative evidence, including the impact of reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. This process requires significant judgment by management about matters that are by nature uncertain. If we were to conclude that significant portions of our deferred tax assets were not more likely than not to be realized (due to operating results or other factors), a requirement to establish a valuation allowance could adversely affect our financial position and results of operation, thereby negatively affecting our stock price.

The amount of net operating loss carry-forwards and certain other tax attributes realizable annually for income tax purposes may be reduced by an offering and/or other sales of our capital securities, including transactions in the open market by 5% or greater shareholders, if an ownership change is deemed to occur under Section 382. The determination of whether an ownership change has occurred under Section 382 is highly fact specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. Based upon independent analysis, management does not believe the common stock offering in November 2013, subsequent reverse stock split in December 2013, and common stock issued in regards to the BANKshares acquisition in October 2014, Grand acquisition in July 2015, and Floridian acquisition in March 2016, have any negative implications for the Company under Section 382. Deferred taxes for Section 382 events netting to $1.4 million were recorded by BANKshares for acquisition activity prior to our merger on October 1, 2014, and were migrated and recorded to the Company’s financial statements.

Prospective change in tax statutes may occur, and these legislative changes may have an immediate or retroactive impact on net income, shareholders’ equity and the Company’s regulatory capital ratios, if passed by the United States Congress and signed into law by the President of the United States.

A reduction to the U.S. federal tax rates on commercial businesses is a current subject within the U.S. political arena. If federal tax rates for commercial entities are lowered by statute, the effect of the enactment would result in a reduction to the Company’s deferred tax assets (that currently total $60.8 million), with the reduction offset by an immediate, one-time adjustment increasing provision for taxes, and lowering net income. Over prospective periods, a lower federal tax rate would result in improved net income performance. We have performed calculations regarding the impact of tax rate reductions. We believe the initial impact of a reduction to the federal rate, and the resultant reduction to deferred tax assets and capital, via higher tax provisioning at inception, would be recovered with lower tax provisioning prospectively from the date of inception. The reduction in our deferred tax assets (“DTAs”) would negatively impact our capital ratios (as a small portion of our DTA is includable in regulatory capital calculations) but not below well-capitalized levels, as defined by our regulators. As higher net income is recorded due to lower tax provisioning, and increases shareholders’ equity, the detrimental impact to capital ratios would diminish and accrete capital over time.

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

Although the Florida housing market is strengthening, our real estate portfolios are exposed to weakness in the Florida housing market and the overall state of the economy.

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

Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risks of the asset, especially during a difficult economy. As of December 31, 2016 and 2015, 50.2 percent and 49.8 percent of our loan portfolio were comprised of CRE loans, respectively. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During 2016, we recorded a $2.4 million provision for loan losses, compared to a $2.6 million provision for losses during 2015, and compared to a $3.5 million recapture of provisioning during 2014.

Seacoast Bank has a written CRE concentration risk management program and monitors its exposure to CRE; however, there is no guarantee that the program will be effective in managing our concentration in CRE. Seacoast Bank’s CRE concentrations as of December 31, 2016 were favorably below regulatory guidance.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our non-core funding sources include federal funds purchases, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are also other sources of liquidity available to us or Seacoast Bank should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.

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

We are a legal entity separate and distinct from Seacoast Bank and our other subsidiaries. Our primary source of revenue consists of dividends from Seacoast Bank. These dividends are the principal source of funds to pay dividends on our common stock, interest on our trust preferred securities and interest and principal on our debt. Various laws and regulations limit the amount of dividends that Seacoast Bank may pay us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make payments on our trust preferred securities or reinstate dividend payments to our common shareholders. We do not expect to pay dividends on our common stock to shareholders in the foreseeable future and expect to retain all earnings, if any, to support our growth.

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

Technology and other changes now allow parties to complete financial transactions without banks. For example, consumers can pay bills, transfer funds directly and obtain loans without banks. This process could result in the loss of interest and fee income, as well as the loss of customer deposits and the income generated from those deposits. The impact to our loan growth may be more significant prospectively.

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

Both we and Seacoast Bank must meet regulatory capital requirements and maintain sufficient liquidity and our regulators may modify and adjust such requirements in the future. Our ability to raise additional capital, when and if needed in the future, will depend on conditions in the capital markets, general economic conditions and a number of other factors, including investor perceptions regarding the banking industry and the market, governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Although we currently comply with all capital requirements, we will be subject to more stringent regulatory capital ratio requirements in the future and we may need additional capital in order to meet those requirements. Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition, generally. Under FDIC rules, if Seacoast Bank ceases to be a “well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits and the interest rates that it pays may both be restricted.

As of April 1, 2011, the FDIC implemented its new calculation methodology for insurance assessments, applying revised risk category ratings for calculating assessments to total assets less Tier 1 risk-based capital. Deposits are no longer utilized as the primary base and the base assessment rates vary depending on the DIF reserve ratio. We have not experienced any negative impact to our consolidated financial statements as a result of the new method as of December 31, 2016.

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

The Federal Reserve and the OCC periodically conduct examinations of our business and Seacoast Bank’s business, including for compliance with laws and regulations, and Seacoast Bank also may be subject to participation by the CFPB in its future regulatory examinations as discussed in the “Supervision and Regulation” section above. If, as a result of an examination, the Federal Reserve, the OCC and/or the CFPB were to determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our or Seacoast Bank’s operations had become unsatisfactory, or that we or our management were in violation of any law, regulation or guideline in effect from time to time, the regulators may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the composition of our concentrations in portfolio or balance sheet assets, to assess civil monetary penalties against our officers or directors or to remove officers and directors.

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

We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations, particularly in the areas of operations, treasury management systems, information technology and security, exposing us to the risk that these vendors will not perform as required by our agreements. An external vendor’s failure to perform in accordance with our agreement could be disruptive to our operations, which could have a material adverse impact on our business, financial condition and results of operations. Our regulators also impose requirements on us with respect to monitoring and implementing adequate controls and procedures in connection with our third party vendors.

From time to time, we may decide to retain a new vendor for new or existing products and services. Transition to these new vendors may not proceed as anticipated and could negatively impact our customers or our ability to conduct business, which, in turn, could have an adverse effect on our business, results of operations and financial condition.

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

Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures. Cyber security risks may also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. We offer our clients the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our client's systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of our clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, our systems and those of our clients and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our client or third-party service provider systems. Any such losses or liabilities could adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems.

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

The CFPB issued rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act, which took effect on January 10, 2014. The CFPB has also issued a number of other mortgage-related rules, including new rules pertaining to loan originator compensation, and that establish qualification, registration and licensing requirements for loan originators. These and other changes are likely to impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans. These rules could have a negative effect on the financial performance of Seacoast Bank’s mortgage lending operations, by, among other things, reducing the volume of mortgage loans that Seacoast Bank can originate and sell into the secondary market, increasing its compliance burden and impairing Seacoast Bank’s ability to proceed against certain delinquent borrowers with timely and effective collection efforts.

Ownership concentrations of our common stock and actions by large shareholders may affect the market price of our common stock.

A substantial number of shares of our common stock are owned by a small number of large institutional investors and those shares could be sold into the public market pursuant. In the event these large shareholders elect to sell their shares, such sales or attempted sales could result in significant downward pressure on the market price of our common stock and actual price declines.

A reduction in consumer confidence could negatively impact our results of operations and financial condition.

The beginning of 2017 has seen significant market volatility driven in part by concerns relating to, among other things, the 2016 U.S. presidential election. The continued impact of this issue could adversely affect the U.S. or global economies, with direct or indirect impacts on the Company and our business. Results could include drops in consumer and business confidence, credit deterioration, diminished capital markets activity, and delays in the Federal Reserve Board increases in interest rates.

Risks Related to our Common Stock

We may issue additional shares of common or preferred stock, which may dilute the interests of our shareholders and may adversely affect the market price of our common stock.

We are currently authorized to issue up to 60 million shares of common stock, of which 38,021,835 shares were outstanding as of December 31, 2016, and up to 4 million shares of preferred stock, of which no shares are outstanding. Subject to certain NASDAQ requirements, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

We and Seacoast Bank’s main office occupies approximately 66,000 square feet of a 68,000 square foot building in Stuart, Florida. This building, together with an adjacent 10-lane drive-through banking facility and an additional 27,000-square foot office building, are situated on approximately eight acres of land in the center of Stuart that is zoned for commercial use. The building and land are owned by Seacoast Bank, which leases out portions of the building not utilized by us and Seacoast Bank to unaffiliated third parties.

Adjacent to the main office, Seacoast Bank leases approximately 21,400 square feet of office space from third parties to house operational departments, consisting primarily of information systems and retail support. Seacoast Bank owns its equipment, which is used for servicing bank deposits and loan accounts as well as on-line banking services, and providing tellers and other customer service personnel with access to customers’ records. In addition, Seacoast Bank owns an operations center consisting of a 4,939 square foot building situated on 1.44 acres in Okeechobee, Florida. Our PGA Blvd. branch is utilized as a disaster recovery site should natural disasters or other events preclude the use of Seacoast Bank’s primary operations center.

Seacoast currently operates its Seacoast Marine Finance Division in a 2,009 square foot leased facility in Ft. Lauderdale, Florida, and has representation in California, Washington and Arizona. The 1,200 square foot leased space in Newport Beach, California was closed at December 31, 2014.

Seacoast Business Funding, a receivables factoring division of Seacoast Bank, occupies 1,511 square feet of leased space on the first floor of the Winter Park branch in Orlando, Florida, and Seacoast Bank 6,000 square feet of leased space in Boynton Beach, Florida.

Seacoast Bank owns or leases all of the real property and/or buildings in which we operate our business. As of December 31, 2016, we and our subsidiaries had 46 branch offices, five commercial lending offices and its main office in Florida at December 31, 2016. As of December 31, 2016, the net carrying value of these offices (excluding the main office) was approximately $43.6 million. Seacoast Bank’s branch and commercial lending offices in 2015 are generally described as follows:

Branch Office	Year Opened/Acquired	Square Feet	Owned/Leased

Jensen Beach 1000 N.E. Jensen Beach Blvd. Jensen Beach, FL 34957	1977	1,920	Owned

East Ocean 2081 East Ocean Blvd Stuart, FL 34996	1978 (relocated in 1995)	2,300	Owned; closed in February 2015; moved to OREO and sold

Cove Road 5755 S.E. U.S. Highway 1 Stuart, FL 34997	1983	3,450	Leased

Westmoreland 1108 S.E. Port St. Lucie Blvd. Port St. Lucie, FL 34952	1985 (relocated in 2008)	4,468 (with 1,179 leased to tenants)	Owned building located on leased land

Wedgewood Commons 3200 U.S. Highway 1 Stuart, FL 34997	1988 (relocated in 2009)	5,477 (with 2,641 available to be leased to tenants)	Owned building located on leased land

Bayshore 247 S.W. Port St. Lucie Blvd. Port St. Lucie, FL 34984	1990	3,520	Leased; closed in May 2016

Hobe Sound 11711 S.E. U.S. Highway 1 Hobe Sound, FL 33455	1991	8,000 (with 1,225 available to be leased to tenants)	Owned

Fort Pierce 1901 South U.S. Highway 1 Fort Pierce, FL 34950	1991 (relocated in 2008)	5,477 (with 2,641 available to be leased to tenants)	Owned building located on leased land

Martin Downs 2601 S.W. High Meadow Ave. Palm City, FL 34990	1992	3,960	Owned

Tiffany 9698 U.S. Highway 1 Port St. Lucie, FL 34952	1992	8,250	Owned

Vero Beach 1206 U.S. Highway 1 Vero Beach, FL 32960	1993	3,300	Owned

Cardinal 2940 Cardinal Dr. Vero Beach, FL 32963	1993 (relocated in 2008)	5,435	Leased

St. Lucie West 1100 S.W. St. Lucie West Blvd. Port St. Lucie, FL 34986	1994 (relocated in 1997)	4,320	Leased

South Vero Square 752 U.S. Highway 1 Vero Beach, FL 32962	1997	3,150	Owned; closed in December 2015 and moved to OREO to sell

Sebastian West 1110 Roseland Rd. Sebastian, FL 32958	1998	3,150	Owned

Tequesta 710 N. U.S. Highway 1 Tequesta, FL 33469	2003	3,500	Owned

Jupiter 585 W. Indiantown Rd. Jupiter, FL 33458	2004	2,881	Owned building located on leased land

Vero 60 West 6030 20th Street Vero Beach, FL 32966	2005	2,500	Owned

Maitland 541 S. Orlando Ave. Maitland, FL 32751	2005	4,536	Leased

PGA Blvd. 3001 PGA Blvd. Palm Beach Gardens, FL 33410	2006	13,454	Leased

South Parrott 1409 S. Parrott Ave. Okeechobee, FL 34974	2006	8,232	Owned

North Parrott 500 N. Parrott Ave. Okeechobee, FL 34974	2006	3,920	Owned

Arcadia 1601 E. Oak St. Arcadia, FL 34266	2006 (expanded in 2008)	3,256	Owned

Moore Haven 501 U.S. Highway 27 Moore Haven, FL 33471	2006 (relocated from leased premises in 2012)	4,415	Owned; closed in May 2016 and moved to OREO to sell

Clewiston 300 S. Berner Rd. Clewiston, FL 33440	2006	5,661	Owned

LaBelle 17 N. Lee St. LaBelle, FL 33935	2006	2,361	Owned; closed in May 2016 and moved to OREO to sell

Lake Placid 199 U.S. Highway 27 North Lake Placid, FL 33852	2006	2,125	Owned; closed in May 2016, moved to OREO and sold

Viera – The Avenues 6711 Lake Andrew Dr. Viera, FL 32940	2007	5,999	Leased; closed in December 2014

Murrell Road 5500 Murrell Rd. Viera, FL 32940	2008	9,041 (with 2,408 leased to tenants and 1,856 available to be leased)	Leased; closed in December 2014

Gatlin Boulevard 1790 S.W. Gatlin Blvd. Port St. Lucie, FL 34953	2008	5,300 (with 2,518 available for leasing)	Owned

Winter Park 1031 West Morse Blvd Winter Park, FL 32789	2014 (acquired through BankFIRST merger; opened 1989)	18,135 (with 9,069 occupied by Seacoast, 1,511 by CBF, and 7,555 available to be leased)	Leased

Winter Garden 13207 West Colonial Dr. Winter Garden, FL 34787	2014 (acquired through BankFIRST merger; opened 1989)	8,081	Owned

Eustis 15119 Highway 441 Eustis, FL 32726	2014 (acquired through BankFIRST merger; opened 1991)	4,699	Owned

Melbourne 300 South Harbor City Blvd. Melbourne, FL 32901	2014 (acquired through BankFIRST merger; opened 1996)	4,558	Owned

Ormond Beach 1240 W. Granada Blvd. Ormond Beach, FL 32174	2014 (acquired through BankFIRST merger; opened 1997)	8,810	Owned

Oviedo 2839 Clayton Crossing Way Oviedo, FL 32765	2014 (acquired through BankFIRST merger; opened 2000)	4,482	Owned

Viera 105 Capron Trial Viera, FL 32940	2014 (acquired through BankFIRST merger; opened 2000)	3,426	Owned

Apopka 345 East Main St. Apopka, FL 32703	2014 (acquired through BankFIRST merger; opened 2001)	4,984	Owned

Port Orange 405 Dunlawton Ave. Port Orange, FL 32127	2014 (acquired through BankFIRST merger; opened 2001)	3,120	Owned

Sanford 3791 West 1st St. Sanford, FL 32771	2014 (acquired through BankFIRST merger; opened 2003)	3,191	Owned

Titusville 4250 South Washington Ave. Titusville, FL 32780	2014 (acquired through BankFIRST merger; opened 2003)	2,050	Owned

Clermont 1000 East Highway 50 Clermont, FL 34711	2014 (acquired through BankFIRST merger; opened 2005)	7,354 (with 3,582 leased to tenants)	Owned

Sebastian 1627 U.S. Highway 1, Suite 107 Sebastian, FL 32958	2014	1,190	Leased

Sewall’s Point 3727 S. East Ocean Blvd, #102 Stuart, FL 34996	2014	3,522	Leased

Palm Beach Lakes 2055 Palm Beach Lakes Blvd West Palm Beach, FL 33409	2015 (acquired through Grand Bank merger; opened in 1999)	6,496	Owned

Lantana 2000 Lantana Road Lake Worth, FL 33462	2015 (acquired through Grand Bank merger; opened in 2000)	2,777	Owned

Commercial lending offices	Opened In	Square Feet	Owned/Leased

Hannibal Square 444 W. New England Avenue, Suite 117 Winter Park, FL 32789	2013	2,000	Leased

Rialto 7335 W. Sand Lake Road, Suite 137 Orlando, FL 32819	2013	1,489	Leased

Park Place 7025 County Road 46A, Suite 1091 Heathrow, FL 32746	2013	1,979	Leased

Victoria Park Shoppes 622 North Federal Highway Ft. Lauderdale, FL 33304	2013	1,800	Leased

Town Center 5250 Town Center Circle, Suite 109 Boca Raton, FL 34486	2013	1,495	Leased

For additional information regarding our properties, please refer to Notes G and K of the Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

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

Our common stock is traded under the symbol “SBCF” on the Nasdaq Global Select Market, which is a national securities exchange (“Nasdaq”). As of February 28, 2017 there were 40,734,382 shares of our common stock outstanding, held by approximately 2,204 record holders.

The table below sets forth the high and low sale prices per share of our common stock on Nasdaq and the dividends paid per share of our common stock for the indicated periods.

	Sales Price per Share of		Quarterly Dividends
	Seacoast Common Stock		Declared Per Share of
	High	Low	Seacoast Common Stock
2015
First Quarter	$14.46	$12.02	$0.00
Second Quarter	16.09	13.81	0.00
Third Quarter	16.26	14.11	0.00
Fourth Quarter	16.95	14.10	0.00
2016
First Quarter	$16.22	$13.40	$0.00
Second Quarter	17.19	15.21	0.00
Third Quarter	17.80	15.50	0.00
Fourth Quarter	22.91	15.85	0.00

Dividends from Seacoast Bank are our primary source of funds to pay dividends on our common stock. Under the National Bank Act, national banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in Seacoast Bank also limits dividends that may be paid to us. We have not paid dividends since 2009.

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

Additional information regarding restrictions on the ability of Seacoast Bank to pay dividends to us is contained in Note C of the Notes to Consolidated Financial Statements. See “Item 1. Business- Payment of Dividends” of this Form 10-K for information with respect to the regulatory restrictions on dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

Item 6.	Selected Financial Data

For five years selected financial data of the Company is set forth under the caption “Financial Highlights” on page 114.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 57-94.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see “Interest Rate Sensitivity”, “Securities”, and “Market Risk” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 89-90, 68-69, and pages 90-91.

Item 8.	Financial Statements and Supplementary Data

The report of Crowe Horwath LLP, independent registered public accounting firms, and the Consolidated Financial Statements and Notes appear on pages 115-172. Quarterly Consolidated Income Statements are included on page 113 entitled “Selected Quarterly Financial Information”.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management believes that, as of December 31, 2016, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Crowe Horwath LLP, has issued an attestation report on our internal control over financial reporting which is included herein.

(c)	Change in Internal Control Over Financial Reporting

During 2015 and 2016, there were no changes in our internal control over financial reporting that occurred or that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Transactions and Business Relationships” in the 2017 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation,” “Compensation Discussion & Analysis,” “Compensation and Governance Committee Report” and “2016 Director Compensation” in the 2017 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about our common stock that may be issued under all of our existing compensation plans as of December 31, 2016.

Equity Compensation Plan Information

December 31, 2016
			Number of securities
			remaining available
	(a)		for future issuance
	Number of securities	Weighted average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of outstand-	outstanding	(excluding securities
	ing options, warrants	options, warrants	represented
Plan Category	and rights	and rights	in column (a)
Equity compensation plans approved by shareholders:
2000 Plan (1)	28,537	$111.09	0
2008 Plan (2)	0	0.00	0
2013 Plan (3)	750,241	12.24	1,160,656
Employee Stock Purchase Plan (4)	0	0.00	97,103
TOTAL	778,778	$15.86	1,257,759

(1)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, as well as, vesting of performance award shares, and awards of restricted stock or stock-based awards, previously issued.

(2)	Seacoast Banking Corporation of Florida 2008 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, as well as, vesting of performance award shares, and awards of restricted stock or stock-based awards, previously issued.

(3)	Seacoast Banking Corporation of Florida 2013 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, prospectively.

(4)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

Additional information regarding the ownership of our common stock is set forth under the headings “Proposal 1 - Election of Directors” and “Security Ownership of Management and Certain Beneficial Holders” in the 2017 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between us and our officers, directors and significant shareholders is set forth under the heading “Compensation and Governance Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning our principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Audit and Non- Audit Fees” in the 2017 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)    The Consolidated Financial Statements, the Notes thereto and the report of the Independent Registered Public Accounting Firm thereon listed in Item 8 are set forth commencing on page    .

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

Incorporated herein to the Company’s Form 10-K filed March 14, 2016.

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

Exhibit 10.14 Agreement and Plan of Merger

Dated March 25, 2015, by and among the Company, Seacoast Bank, Grand Bankshares, Inc. and Grand Bank & Trust of Florida, incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed March 31, 2015.

Exhibit 10.15 Branch Sale Agreement

Dated October 14, 2015, by and between Seacoast Bank and BMO Harris Bank N.A., incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed October 19, 2015.

Exhibit 10.16 Agreement and Plan of Merger

Dated November 2, 2015, by and among the Company, Seacoast Bank, Floridian Financial Group, Inc. and Floridian Bank, incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed November 4, 2015.

Exhibit 10.17 Change of Control Employment Agreement*

Dated August 6, 2015 between Stephen Fowle and the Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed August 10, 2015.

Exhibit 10.18 Executive Transition Agreement*

Dated April 30, 2015 between William R. Hahl and the Company, incorporated herein to the Company’s Form 10-K, filed March 14, 2016.

Exhibit 10.19 Observation Rights Agreement

Dated March 23, 2016, Observer Rights Agreement by and between the Company, Basswood and Matthew Lindenbaum, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed March 24, 2016.

Exhibit 10.20 Amendment No. 1 to Observer Rights Agreement

Dated July 26, 2016, the Company entered into Amendment No. 1 to the Observer Rights Agreement dated as of March 23, 2016, whereby the date which either Matthew Lindenbaum or the Company may terminate the Agreement was extended, incorporated herein by reference from Exhibit 10.1 to the Company’s From 8-K, filed July 29, 2016.

Exhibit 10.21 Form of Change of Control Employment Agreement with Charles Cross, David Houdeshell and Charles Shaffer

Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed September 23, 2016.

Exhibit 10.22 Agreement and Plan of Merger

Dated November 3, 2016, by and among the Company, Seacoast Bank, GulfShore Bancshares, Inc. and GulfShore Bank, incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed Novembe r 9, 2016.

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

Date: March 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Dennis S. Hudson, III	March 14, 2017
Dennis S. Hudson, III, Chairman of the Board,
Chief Executive Officer and Director
(principal executive officer)

/s/ Stephen A. Fowle	March 14, 2017
Stephen A. Fowle, Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)

/s/ Dennis J. Arczynski	March 14, 2017
Dennis J. Arczynski, Director

/s/ Stephen E. Bohner	March 14, 2017
Stephen E. Bohner, Director

/s/ T. Michael Crook	March 14, 2017
T. Michael Crook, Director

/s/ H. Gilbert Culbreth, Jr.	March 14, 2017
H. Gilbert Culbreth, Jr, Director

Date

/s/ Christopher E. Fogal	March 14, 2017
Christopher E. Fogal, Director

/s/ Maryann Goebel	March 14, 2017
Maryann Goebel, Director

/s/ Roger O. Goldman	March 14, 2017
Roger O. Goldman, Lead Director

/s/ Dennis S. Hudson, Jr.	March 14, 2017
Dennis S. Hudson, Jr., Director

/s/ Timothy S. Huval	March 14, 2017
Timothy S. Huval, Director

/s/ Thomas E. Rossin	March 14, 2017
Thomas E. Rossin, Director

Item 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to aid in understanding significant changes in the financial condition of Seacoast Banking Corporation of Florida and its subsidiaries (the “Company”) and their results of operations during 2016, 2015 and 2014. Nearly all of the Company’s operations are contained in its banking subsidiary, Seacoast Bank (“Seacoast Bank” or the “Bank”). This discussion and analysis is intended to highlight and supplement information presented elsewhere in the annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8. For purposes of the following discussion, the words the “Company,” “we,” “us,” and “our” refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.

Overview – Strategy and Results

Seacoast continues to execute on its plan to grow our core business organically, innovate to build our franchise and increase efficiency, and grow through mergers and acquisitions. We believe that these investments in growth, efficiency and digital transformation better position us to grow shareholder value today and prospectively. Highlights of our performance in 2016 included:

•	27% year-over-year revenue growth during 2016, outpacing a 26% increase in noninterest expense over the corresponding period. Adjusted revenues, excluding securities gains and a bargain purchase gain in the fourth quarter 2015 grew 28%, outpacing a 14% increase in adjusted noninterest expenses over the same period. Adjusted revenues and adjusted noninterest expense are non-GAAP measures (see page 92, “Explanation of Certain Unaudited Non-GAAP Financial Measures” in “Results of Operations”);

•	achievement of our $1.00 adjusted diluted earnings per share goal for 2016, a non-GAAP measure (see page 92, “Explanation of Certain Unaudited Non-GAAP Financial Measures” in “Results of Operations”). This metric represented a 35% increase from the prior year, exiting 2016 on a strong upward trajectory and on a path to outperform peers;

•	reduction in costs related to branch consolidations, a substantial portion of cost savings coming from the integration of BMO Harris and Floridian offices during the second and third quarters of 2016;

•	continuation of our analytics-driven cross sell and improved sales execution combined with a favorable Florida economy that drove record loan production; total loans increased 34% compared to a year ago, with record production volumes;

•	completion and successful integration of our acquisitions of Floridian Financial Group, Inc. (Floridian) on March 11, 2016, and the purchase of BMO Harris Bank, N.A.’s (“BMO”) Orlando operations on June 3, 2016. These acquisitions further solidified Seacoast’s status in Orlando, propelling Seacoast to a top-10 position in this market. In 2016, we also announced the acquisition of GulfShore Bancshares, Inc. (“GulfShore”) in Tampa, Florida which we expect to close on April 7, 2017.

We introduced Seacoast’s Accelerate commercial banking model in 2011, strategically opening offices in the larger metropolitan markets we serve, including Orlando, Boca Raton and Ft. Lauderdale. The commercial lending offices provide our customers with talented, results-oriented staff, specializing in loans to businesses with revenues above $5 million in specific industries. From their tenure and market experience, our bankers are familiar with the multitude of challenges the small business customer faces. Through this investment, the Company continues to focus on reaching customers in unique ways, creating a path to achieve higher customer engagement.

In addition, Seacoast has built a fully integrated distribution platform across all channels to provide our customers with the ability to choose their path of convenience to satisfy their banking needs, and which provides us an opportunity to reach our customers through a variety of sales channels. For 2016, Seacoast’s debit card spend was up 17% year-over-year, a new high, consumer loans sold to existing customers increased 62% and 37% of check deposits were made outside the branch. Expansion of our 24/7/365 call center in early 2017, further enhances our distribution system, with over 11% of our deposit relationships and nearly 16% of our consumer loan production originated through this channel during 2016. Taken together, we have proactively positioned our business for growth. Excluding the acquisitions, loan growth reached $377 million or 18%, compared to $218 million or 12% growth for 2015.

We believe digital delivery and products have contributed to growing our franchise. As of December 31, 2016, approximately 70% of our online customers adopted mobile product offerings and the total number of services utilized by Seacoast’s retail customer averaged 4.4 per household, primarily due to increases in debit card activation, direct deposit and mobile banking users. Personal and business mobile banking has grown from 21,587 users at December 31, 2014, to 32,305 users at December 31, 2015, to 47,131 users at December 31, 2016. The growth in new households, a deepening of relationships with current households, and better retention overall is creating stronger value in our core customer franchise.

Our brand reflects our forward-looking strategy and our intent to benefit from continued investments in analytics, digital servicing capabilities and technology, and reduce overhead. Embracing technology, especially electronic delivery channels, has helped us improve efficiency. During 2016, we added 24 branches, but we were also successful in closing 20 branches. This has allowed us to improve deposits per facility, with total deposits per branch increasing to $75 million at December 31, 2016, from $66 million one year earlier. We expect to continue consolidating our more expensive, traditional banking facilities, and related personnel costs, as digital and call center channels expand dramatically.

The combination of the above actions improved net income available to common shareholders (on a GAAP basis) totaling $29.2 million or $0.78 per diluted share, compared to $22.1 million or $0.66 per diluted share for 2015, and $5.7 million or $0.21 per diluted share for 2014.

Acquisitions – Enhancing Our Success

Enhancing our footprint were the acquisitions of Floridian and BMO offices in 2016, Grand in 2015 and BANKshares late in 2014 (see “Note S – Business Combinations”). Our primary reasons for these transactions were to further solidify our market share in the attractive Palm Beach and Central Florida markets, expand our customer base and leverage operating costs through economies of scale. These acquisitions not only increased our households, but opened markets and customer bases where our convenience offering resonates. These acquisitions were accretive in the first year (excluding merger charges). In aggregate, the Floridian and BMO acquisitions contributed $651 million in total deposits and $328 million in loans to our balance sheet, the Grand acquisition provided $188 million in total deposits and $111 million in loans to our balance sheet, and the BANKshares acquisition added $516 million in total deposits and $365 million in loans. Merger related charges for 2016, 2015 and 2014 summed to $8.7 million, $4.3 million and $4.3 million, respectively, primarily impacting salaries and wages, outsourced data processing costs, and legal and professional fees.

During the fourth quarter of 2016, we announced our acquisition of GulfShore, jumpstarting our entry into the Tampa market. We look forward to a significant opportunity in the fast-growing, business rich Tampa market in the second quarter of 2017. As we approach this market we plan to use lessons learned from our successful build in the fast-growing Orlando marketplace. We are now the largest Florida-based bank in Orlando and a top-10 bank in this market overall. At year-end 2016, Orlando represents 37% of our franchise, measured by deposits. Regulatory approval for the GulfShore transaction has been received and we are waiting for shareholder approval, with the close of the GulfShore acquisition expected on April 7, 2017, subject to customary closing conditions (see “Note S – Business Combinations”).

The Company will likely continue to consider strategic acquisitions as part of the Company’s overall future growth plans.

The Florida Economy

Florida’s economic recovery is now well established, with solid job growth, declining unemployment, and higher consumer confidence fueling improvements in our markets. Florida’s economic indicators continue to show strength for the state. We believe the Florida economy will further strengthen in 2017, as the state continues to attract population inflows. Florida’s housing markets, manufacturing base, tourism and services industries provide a diversified base for our economy. The residential real estate market is becoming stronger as pricing and sales volumes continue to increase. Our primary competitors now are the mega-banks, and many of these large institutions are struggling with higher capital requirements and new restrictions and regulations that are requiring difficult choices regarding their business models. We continue to believe we have entered a period of opportunity to achieve meaningful market share gains.

The Florida economy continues to amplify our success and the state of Florida remains an attractive market in which to live and work. There are many positive indications that Florida’s economy will continue to improve. A December 2016 report from Wells Fargo Securities Economics Group stated, “The recently updated state (Florida) GDP data and the Quarterly Census of Employment and Wages (“QCEW”) provide additional insight into Florida’s recent strong economic performance. Florida’s economy grew 2.9% year-over-year in Q2, far exceeding the nation’s 1.2% growth.” Their November report forecasted, “We look for Florida’s strong run of economic growth to carry over into 2017, albeit at a slightly more modest pace. Real GDP should grow 3.3% next year and nonfarm payrolls should add around 235,000 new jobs. Homebuilding should continue to gain momentum, as stronger jobs and income growth boosts household formation and encourages more job seekers to move to Florida.”

Florida’s residential real estate market remains solid. Recent Florida REALTORS reports indicate year over year increase in closed sales and median sales price, with time to contract continuing a shortening trend.

Our Business

The Company is a single-bank holding company with operations on Florida’s southeast coast (ranging from Broward and Palm Beach County in the south to Brevard and Volusia County in the north) as well as Florida’s interior around Lake Okeechobee and up through Orlando (including Orange, Seminole and Lake County). Additionally, in 2016 we began to serve the attractive Tampa market and announced the GulfShore acquisition to fortify our presence. The Company had 47 full service offices at December 31, 2016, an increase of four offices from December 31, 2015.

The Company operates both a full retail banking strategy in its core markets, which are some of Florida’s wealthiest, as well as a commercial banking strategy serving small- to mid-sized businesses. The Company, through its bank subsidiary, provides a broad range of community banking services to commercial, small business and retail customers, offering a variety of transaction and savings deposit products, treasury management services, brokerage, and secured and unsecured loan products, including revolving credit facilities, letters of credit and similar financial guarantees, and asset based financing. Seacoast also provides trust and investment management services to retirement plans, corporations and individuals.

Loan Growth and Lending Policies

For 2016, balances in the loan portfolio increased 34%, compared with an increase of 18% for 2015, reflecting strong business production and the acquisitions of Floridian, BMO, Grand and BANKshares. Adjusting for the loans acquired through acquisitions, the loan portfolio grew 18% and 12% during 2016 and 2015, respectively.

Loan production improved during 2016 and 2015 and growth continued across all business lines. For 2016, $432 million in commercial/commercial real estate loans were originated, compared to $299 million for 2015. Our loan pipeline for commercial/commercial real estate loans totaled $89 million at December 31, 2016, versus $106 million at December 31, 2015. The Company also closed $403 million in residential loans during 2016, compared to $272 million in 2015. The residential loan pipeline at December 31, 2016 totaled $73 million, versus $30 million a year ago. Increasing home values and lower interest rates have bolstered consumer interest in borrowing. Consumer and small business originations improved as well, totaling $302 million during 2016 compared to $203 million during 2015.

The Company expects more loan growth opportunities for all types of lending in 2017. We will continue to expand our business banking teams, adding new, seasoned, commercial loan officers where market opportunities arise, and improving service through electronic and digital means. In addition, receivables factoring provides another vehicle to better serve customers. We believe that achieving our loan growth objectives, together with the prudent management of credit risk will provide us with the potential to make further, meaningful improvements to our earnings in 2017.

Our strong growth is accompanied by sound risk management procedures. Our lending policies contain numerous guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the dollar amount (size) of loans. With a disciplined approach, we have benefited from having loan production and loan pipelines that are diverse, de-risking our balance sheet. For example, in recent years the Company increased its focus and monitoring of its exposure to residential land, acquisition and development loans. Overall, the Company has reduced its exposure to commercial developers of residential land, acquisition and development loans from its peak of $352 million or 20% of total loans in early 2007 to $30 million or 1% at December 31, 2016. Our exposure to commercial real estate lending is significantly below regulatory limits (see “Loan Concentrations”).

Deposit Growth, Mix and Costs

The Company’s focus on convenience, with high quality customer service, expanded digital offerings and distribution channels provides stable, low cost core deposit funding for the company. Over the past several years, the Company has strengthened its retail deposit franchise using new strategies and product offerings, while maintaining a focus on growing customer relationships. We believe that digital product offerings are central to core deposit growth as access via these distribution channels is required by customers. During the last two years, we have significantly grown our average transaction deposits (noninterest and interest bearing demand), with significant increases of $379.3 million or 26% in 2016 and $375.8 million or 35% in 2015. Along with new relationships, our deposit programs and digital sales have improved our market share and increased average services per household.

Our growth in core deposits has also provided low funding costs. The Company’s deposit mix remains favorable, with 90 percent of average deposit balances comprised of savings, money market, and demand deposits in the fourth quarter of 2016. The Company’s average cost of deposits, including noninterest bearing demand deposits, was 0.14% for 2016, slightly above 2015’s rate of 0.13%, as acquired deposits marginally increased the Company’s cost of deposits.

During 2016, total deposits increased $679 million or 24% and sweep repurchase agreements grew $32 million or 19%, versus 2015. In comparison, total deposits increased $428 million or 18% and sweep repurchase agreements increased $18 million or 12% during 2015, versus 2014. Deposits for 2016 included acquired balances from Floridian and BMO that aggregated to over $651 million and deposits for 2015 included acquired deposits of nearly $189 million from Grand. Most of the increase in sweep repurchase agreements during 2016 and 2015 was in public funds, principally from higher seasonal tax collector receipts from property owners.

Financial Condition

Total assets increased $1.15 billion or 32% to $4.68 billion at December 31, 2016, after increasing $441.4 million or 14% to $3.53 billion in 2015. Growth highlights were our acquisitions; Floridian which closed March 11, 2016, BMO which closed June 3, 2016, and Grand which closed July 17, 2015, expanding our presence in Palm Beach and Central Florida (particularly in the greater Orlando market), and increasing total assets by $417 million, $314 million, and $215 million, respectively.

Loan Portfolio

Table 7 shows total loans (net of unearned income) for commercial and residential real estate, commercial and financial and consumer loans outstanding for the last five years.

Total loans (net of unearned income and excluding the allowance for loan losses) were $2.88 billion at December 31, 2016, $723.2 million or 34% more than at December 31, 2015, and were $2.16 billion at December 31, 2015, $334.4 million or 18% more than at December 31, 2014. The Floridian and BMO acquisitions in 2016 and Grand acquisition in 2015, contributed $276 million, $64 million and $110 million in loans, respectively. Also, during the last six months of 2016, we purchased four separate mortgage loan pools aggregating to $63.5 million and a marine loan pool of $16.0 million (a total of $79.5 million in loans purchased), and sold two seasoned mortgage portfolio pools (summing to $70.6 million). The sale of mortgage pools believed to have reached their peak in market value resulted in gains of $0.9 million. Success in commercial lending through our legacy franchise and through our Accelerate banking model has increased loan growth. Analytics and digital marketing have further fueled loan growth in the consumer and small business channels. Loan production of $979 million and $688 million was retained in the loan portfolio during the twelve months ended December 31, 2016 and 2015, respectively. Successful acquisition activity has further supplemented our growth.

The following table details loan portfolio composition at December 31, 2016 and 2015 for portfolio loans, purchase credit impaired loans (“PCI”), and purchase unimpaired loans (“PUL”) as defined in Note E-Loans.

December 31, 2016	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$137,480	$114	$22,522	$160,116
Commercial real estate(1)	1,041,915	11,257	304,420	1,357,592
Residential real estate	784,290	684	51,813	836,787
Commercial and financial	308,731	941	60,917	370,589
Consumer	152,927	0	1,018	153,945
Other loans	507	0	0	507
NET LOAN BALANCES	$2,425,850	$12,996	$440,690	$2,879,536

December 31, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$97,629	$114	$11,044	$108,787
Commercial real estate(1)	776,875	9,990	222,513	1,009,378
Residential real estate	678,131	922	44,732	723,785
Commercial and financial	188,013	1,083	39,421	228,517
Consumer	82,717	0	2,639	85,356
Other loans	507	0	0	507
NET LOAN BALANCES	$1,823,872	$12,109	$320,349	$2,156,330

(1)	Commercial real estate includes owner-occupied balances of $623.8 million and $453.3 million at December 31, 2016 and 2015, respectively.

Net loan balances at December 31, 2016 and 2015 are net of deferred costs of $4.4 million and $7.7 million, respectively.

Commercial real estate mortgages increased $348.2 million or 35% to $1.36 billion at December 31, 2016, compared to December 31, 2015, a result of improving loan production and loans acquired in the mergers. Office building loans of $341.6 million or 25% of commercial real estate mortgages, comprise our largest concentration with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, healthcare, churches and educational facilities, recreation, multifamily, mobile home parks, lodging, restaurants, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at December 31, 2016 aggregated to $153.0 million (versus $119.8 million a year ago), of which $148.5 million was funded. The Company’s 65 commercial real estate relationships in excess of $5 million totaled $564.3 million, of which $502.1 million was funded (compared to 47 relationships of $370.9 million a year ago, of which $322.6 million was funded).

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, was $1.042 billion and $315 million, respectively, at December 31, 2016, compared to $743 million and $266 million, respectively, a year ago.

Reflecting the impact of organic loan growth and the Floridian and BMO loan acquisitions, commercial loans (“C&I”) outstanding at year-end 2016 increased to $370.6 million, up substantially from $228.5 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

Residential mortgage loans increased $113 million or 16% to $837 million as of December 31, 2016. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. During 2016, $64 million of whole loan mortgages were acquired and added to the portfolio. At December 31, 2016, approximately $418 million or 50% of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled approximately $210 million (25% of the residential mortgage portfolio) at December 31, 2016, of which 15- and 30-year mortgages totaled $24 million and $153 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $78 million, most with maturities of 10 years or less and home equity lines of credit, primarily floating rates, totaling $164 million at December 31, 2016. In comparison, loans secured by residential properties having fixed rates totaled $110 million at December 31, 2015, with 15- and 30-year fixed rate residential mortgages totaling $25 million and $85 million, respectively, and home equity mortgages and lines of credit totaled $69 million and $114 million, respectively.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $68.6 million or 80% year over year and totaled $153.9 million (versus $85.4 million a year ago). Of the $68.6 million increase, $32.4 million was in marine loans, $4.3 million in automobile and truck loans, and $31.9 million in other consumer loans. Marine loans at December 31, 2016 include $15.5 million in purchased loan pools acquired during the third quarter of 2016.

At December 31, 2016, the Company had unfunded commitments to make loans of $532.1 million, compared to $343.2 million at December 31, 2015 (see “Note P - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).

Loan Concentrations

The Company has developed guardrails to manage to loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Commercial and commercial real estate loan relationships greater than $10 million totaled $217.3 million, and represent 8% of the total portfolio at December 31, 2016, compared to $161.7 million or 13% at year-end 2010.

Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and commercial real estate loan concentrations as a percentage of total risk based capital, were stable at 39% and 214%, respectively, at December 31, 2016. Regulatory guidance suggests limits of 100% and 300%, respectively.

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

Nonperforming assets (“NPAs”) at December 31, 2016 totaled $28.0 million, and were comprised of $11.0 million of nonaccrual portfolio loans, $7.1 million of nonaccrual purchased loans, $3.0 million of non-acquired other real estate owned (“OREO”), $1.2 million of acquired OREO and $5.7 million of branches out of service. NPAs increased from $24.4 million recorded as of December 31, 2015 (comprised of $12.8 million of nonaccrual portfolio loans, $4.6 million of nonaccrual purchased loans, and $3.7 million of non-acquired OREO and $3.3 million of acquired OREO). At December 31, 2016, approximately 98% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At December 31, 2016, nonaccrual loans have been written down by approximately $2.8 million or 14% of the original loan balance (including specific impairment reserves). During 2016, total OREO increased $2.9 million or 41%, primarily related to branches taken out of service in 2016 that are actively being marketed.

The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $17.7 million at December 31, 2016 compared to $20.0 million at December 31, 2015. Accruing TDRs are excluded from our nonperforming asset ratios. The tables below set forth details related to nonaccrual and accruing restructured loans.

				Accruing
December 31, 2016	Nonaccrual Loans			Restructured
(In thousands)	Non-Current	Performing	Total	Loans
Construction & land development
Residential	$0	$258	$258	$262
Commercial	0	0	0	44
Individuals	0	212	212	243
	0	470	470	549
Residential real estate mortgages	1,635	8,209	9,844	10,878
Commercial real estate mortgages	2,093	5,248	7,341	5,933
Real estate loans	3,728	13,927	17,655	17,360
Commercial and financial	246	0	246	0
Consumer	67	103	170	351
TOTAL	$4,041	$14,030	$18,071	$17,711

At December 31, 2016 and 2015, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2016		2015
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	81	$14,472	91	$15,776
Maturity extended with change in terms	56	6,975	56	7,143
Forgiveness of principal	0	0	0	0
Chapter 7 bankruptcies	36	2,308	44	2,693
Not elsewhere classified	13	1,739	14	1,808
TOTAL	186	$25,494	205	$27,420

During the twelve months ended December 31, 2016, newly identified TDRs totaled $2.0 million, compared to $2.6 million for 2015. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding December 31, 2016 defaulted during the twelve months ended December 31, 2016, the same as for 2015. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At December 31, 2016, loans (excluding PCI loans) totaling $32.7 million were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $2.5 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $32.7 million and $2.5 million, respectively, at December 31, 2015.

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

Cash and Cash Equivalents, Liquidity Risk Management and Contractual Commitments

Cash and cash equivalents (including interest bearing deposits), totaled $109.6 million on a consolidated basis at December 31, 2016, compared to $136.1 million at December 31, 2015.

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

The table below presents maturities of our funding. In this table, all deposits with indeterminate maturities such as interest bearing and noninterest bearing demand deposits, savings accounts and money market accounts are presented as having a maturity of one year or less. We consider these low cost, no-cost deposits to be our largest, most stable funding source, despite no contracted maturity.

Contractual Obligations

	December 31, 2016
			Over One	Over Three
		One Year	Year Through	Years Through	Over Five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposit maturities	$3,523,245	$3,385,027	$84,419	$52,010	$1,789
Short-term borrowings	204,202	204,202	0	0	0
FHLB borrowings	415,000	415,000	0	0	0
Subordinated debt	70,241	0	0	0	70,241
Operating leases	31,568	5,325	8,239	5,575	12,429
TOTAL	$4,244,256	$4,009,554	$92,658	$57,585	$84,459

Funding sources primarily include customer-based core deposits, collateral-backed borrowings, cash flows from operations, cash flows from our loan and investment portfolios and asset sales (primarily secondary marketing for residential real estate mortgages and marine financings). Cash flows from operations are a significant component of liquidity risk management and we consider both deposit maturities and the scheduled cash flows from loan and investment maturities and payments.

Deposits are also a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. We routinely use securities and loans as collateral for secured borrowings. In the event of severe market disruptions, we have access to secured borrowings through the FHLB and the Federal Reserve Bank of Atlanta under its borrower-in-custody.

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At December 31, 2016, Seacoast Bank had available unsecured lines of $75 million and lines of credit under current lendable collateral value, which are subject to change, of $578 million. Seacoast Bank had $688 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $378 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2015, the Company had available unsecured lines of $40 million and lines of credit of $886 million, and had $510 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $277 million in residential and commercial real estate loans available as collateral.

The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. At December 31, 2016, Seacoast Bank can distribute dividends to the Company of approximately $61.0 million. At December 31, 2016, the Company had cash and cash equivalents at the parent of approximately $13.3 million, compared to $43.7 million at December 31, 2015, with the decrease directly related to cash paid in the Floridian acquisition (see “Note S – Business Combinations”).

Securities

Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in Tables 13-16 and “Note D – Securities” of the Company’s consolidated financial statements.

At December 31, 2016, the Company had no trading securities, $950.5 million in securities available for sale, and $372.5 million in securities held to maturity. The Company's total securities portfolio increased $328.7 million or 33% from December 31, 2015. During the first quarter of 2016, securities totaling $66.9 million were added from Floridian. Security purchases during the first and second quarter of 2016 of $258.3 million were primarily to utilize anticipated cash to be received by Seacoast from BMO, with an increase of $203.4 million in securities held to maturity during the second quarter (almost a doubling from the first quarter of 2016). Security purchases during the third quarter of 2016 were more limited, totaling only $13 million, and totaled $130 million in the fourth quarter of 2016. These efforts were primary to the overall increase in the securities portfolio during 2016. For 2015, securities totaling $46.4 million were added from Grand during the third quarter. Funding for investments was derived from liquidity, both legacy and that acquired in mergers, and increases in funding from our core customer deposit base and FHLB borrowings.

During 2016, proceeds from the sales of securities totaled $40.4 million (including net gains of $0.4 million). In comparison, proceeds from the sales of securities totaled $60.5 million (including net gains of $0.2 million) for 2015, and proceeds from the sale of securities totaled $21.9 million for 2014 (including net gains of $0.5 million). Management believes the securities sold had minimal opportunity to further increase in value.

Securities are generally acquired which return principal monthly. During 2016, maturities (primarily pay-downs of $175.1 million) totaled $176.6 million. During 2015, maturities (primarily pay-downs of $146.6 million) totaled $147.1 million and for 2014 maturities totaled $108.7 million (including $107.8 million in pay-downs). The modified duration of the investment portfolio at December 31, 2016 was 4.1 years, compared to 3.7 years at December 31, 2015.

At December 31, 2016, available for sale securities had gross unrealized losses of $14.1 million and gross unrealized gains of $3.8 million, compared to gross unrealized losses of $10.8 million and gross unrealized gains of $3.0 million at December 31, 2015. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company does not have an investment position in trust preferred securities.

Deposits and Borrowings

The Company’s balance sheet continues to be primarily core funded.

Total deposits increased $678.9 million or 24% to $3.52 billion at December 31, 2016, compared to one year earlier. Excluding the Floridian and BMO acquisitions, total deposits increased $27.3 million or 1% from December 31, 2015. Deposit growth since year-end 2015 was impacted by declines in public fund balances, which decreased by more than $36 million during 2016.

Since December 31, 2015, interest bearing deposits (interest bearing demand, savings and money markets deposits) increased $327.1 million or 19% to $2.02 billion, noninterest bearing demand deposits increased $293.9 million or 34% to $1.15 billion, and CDs increased $57.9 million or 20% to $351.9 million. Excluding acquired deposits, noninterest demand deposits were $109.6 million or 13% higher from year-end 2015, and represent 33% deposits, compared to 30% at December 31, 2015. Core deposit growth reflects our success in growing households both organically and through acquisitions.

Additions to CDs and the increase in CDs in 2016 year over year have come primarily through acquisitions during 2016. An intentional decrease in higher cost time deposits was recorded over the two years prior to 2016’s acquisitions, and was more than offset by increases in low cost or no cost deposits.

Customer repurchase agreements totaled $204.2 million at December 31, 2016, increasing $32.2 million or 19% from December 31, 2015. The repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

No unsecured federal funds purchased were outstanding at December 31, 2016 nor 2015.

At December 31, 2016 and 2015, borrowings were comprised of subordinated debt of $70.2 million and $70.0 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $415.0 million and $50.0 million, respectively. At December 31, 2016, our FHLB borrowings were all maturing within 30 days, and the rate for FHLB funds at year-end was 0.61%. In the second quarter of 2016, we paid an early redemption cost of $1.8 million related to prepayment of the $50.0 million of FHLB advances having a weighted average cost of 3.22% and scheduled to mature in late 2017 (see “Noninterest Expense”). The two FHLB advances redeemed had been outstanding since 2007.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. As part of the October 1, 2014 BANKshares acquisition the Company inherited three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. Also, as part of the Grand acquisition, the Company inherited an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASU 805 Business Combinations) were recorded at fair value, which collectively is $5.1 million lower than face value at December 31, 2016. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 2.47% for the twelve month period ended December 31, 2016, compared to 2.43% for all of 2015.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $532 million at December 31, 2016, and $343 million at December 31, 2015 (see “Note P-Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).

Capital Resources

Table 6 summarizes the Company’s capital position and selected ratios.

The Company’s equity capital at December 31, 2016 increased $81.9 million to $435.4 million since December 31, 2015, and was $40.8 million higher at December 31, 2015, when compared to year-end 2014. The ratio of shareholders’ equity to period end total assets was 9.30% and 10.00% at December 31, 2016 and 2015, respectively. Equity primarily increased from a combination of earnings retained by the Company, and capital of $50.9 million and $17.2 million issued in conjunction with the acquisition of Floridian in 2016 and Grand in 2015, respectively. The Company issued shares of common stock as consideration for each the mergers. The BMO purchase did not include an issuance of any equity. The ratio of shareholders’ equity to total assets declined during 2016 and 2015, as the Company successfully grew assets at a faster pace than equity over these periods.

Activity in shareholders’ equity for the twelve months ended December 31, 2016 and 2015 follows:

(Dollars in thousands)	2016	2015
Beginning balance at January 1, 2015 and 2014	$353,453	$312,651
Net income	29,202	22,141
Issuance of stock pursuant to acquisition of Floridian (2016) and Grand (2015)	50,913	17,172
Stock compensation (net of Treasury shares acquired)	3,129	2,875
Change in other comprehensive income	(1,300)	(1,386)
Ending balance at December 31, 2016 and 2015	$435,397	$353,453

Capital ratios are well above regulatory requirements for well-capitalized institutions. Seacoast management’s use of risk-based capital ratios in its analysis of the Company’s capital adequacy are “non-GAAP” financial measures. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies (see “Table 6 - Capital Resources” and “Note N – Shareholders’ Equity”).

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	Bank	Well-Capitalized*
Common equity Tier 1 ratio (CET1)	10.79%	12.03%	6.5%
Tier 1 capital ratio	12.53%	12.03%	8.0%
Total risk-based capital ratio	13.25%	12.75%	10.0%
Leverage ratio	9.15%	8.78%	5.0%

* For subsidiary bank only

The Company’s total risk-based capital ratio was 13.25% at December 31, 2016, below our December 31, 2015’s ratio of 16.01%. Larger pro rata cash payments and more modest amounts of common stock issued to Floridian shareholders, as well as ongoing reinvestment of liquidity into securities and loans with higher risk weightings and the addition of Floridian’s and BMO’s loans with higher risk weightings, were primary causes for Tier 1 and total risk-based capital ratios decreasing during 2016. As of December 31, 2016, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 8.78%, compared to 9.36% at December 31, 2015, reflecting growth and the effect of push down accounting on Seacoast’s subsidiary bank’s capital.

On February 21, 2017, the Company closed on its offering of 8,912,500 shares of common stock, consisting of 2,702,500 shares sold by the Company and 6,210,000 shares sold by one of its shareholders. Seacoast received proceeds of $56.8 million from the issuance of the 2,702,500 shares of its common stock, without any reduction for legal and professional fees. The Company intends to use the net proceeds from the offering for general corporate purposes, including potential future acquisitions and to support organic growth. Seacoast did not receive any proceeds from the sale of its shareholder’s shares (see “Note N – Shareholders’ Equity”).

The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $61.0 million of dividends to the Company (see “Note C - Cash, Dividend and Loan Restrictions”).

The OCC and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by national banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, either of these federal regulators determined that the payment of dividends would constitute an unsafe or unsound banking practice, either the OCC or the Federal Reserve may, among other things, issue a cease and desist order prohibiting the payment of dividends by Seacoast Bank or us, respectively. Under a recently adopted Federal Reserve policy, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company, such as Seacoast, should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

The Company has seven wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005 to issue trust preferred securities. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. In 2014, as part of the BANKshares acquisition, the Company acquired BankFIRST Statutory Trust I, BankFIRST Statutory Trust II and The BANKshares Capital Trust I that issued in the aggregate $14.4 million in trust preferred securities. In 2015, as part of the Grand acquisition, the Company also acquired Grand Bankshares Capital Trust I that issued $7.2 million in trust preferred securities. Trust preferred securities from our acquisitions are recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it will be able to treat all $70.2 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

The Company’s capital is expected to continue to increase with positive earnings.

Results of Operations

Earnings Summary

The Company has steadily improved results over the past three years. Net income for 2016 totaled $29.2 million or $0.78 diluted earnings per share, compared to $22.1 million or $0.66 diluted earnings per share for 2015, and $5.7 million or $0.21 diluted earnings per share for 2014. Return on average assets (“ROA”) increased to 0.94% during the fourth quarter of 2016, and return on average equity (“ROE”) to 9.80% for the same period.

Adjusted net income, a non-GAAP measure (see page 92, “Explanation of Certain Unaudited Non-GAAP Financial Measures”), totaled $37.5 million and was $12.2 million or 48% higher year-over-year for the twelve months ended December 31, 2016. In comparison, adjusted net income increased $12.3 million or 95% during 2015, compared to 2014. Adjusted diluted earnings per share (see page 92, “Explanation of Certain Unaudited Non-GAAP Financial Measures”) of $1.00 for 2016, compared to $0.74 for 2015 and $0.47 for 2014. We added 24 offices during 2016, primarily through acquisitions, and closed 20 offices, with a net add of 4 offices and a total of 47 full-service offices at year-end 2016.

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

Net Interest Income and Margin

Net interest income (on a fully taxable equivalent basis) for 2016 totaled $140.5 million, increasing $30.5 million or 28% as compared to 2015’s net interest income of $110.0 million, which increased by $34.8 million or 46% compared to 2014. The Company’s net interest margin decreased one basis point to 3.63% during 2016 from 2015, and increased 39 basis points to 3.64% during 2015 from 2014.

Loan growth, balance sheet mix and yield/cost management have been the primary forces affecting net interest income and net interest margin results during 2016. Acquisitions also contributed to net interest income growth. Organic loan growth (excluding acquisitions) year-over-year was $877 million, or 18%. Floridian loans, securities and deposits added $266 million, $67 million and $337 million, respectively, and the purchase of investment securities ahead of the BMO acquisition, which added $314 million in deposits and $63 million in loans, were contributors to net interest income improvement year-over-year for 2016, compared to 2015. The same full-year income growth dynamic occurred in 2015 compared to 2014, with the addition of BANKshares in the fourth quarter 2014 and Grand in July 2015 and $224 million of organic loan growth during the year. We expect 2017’s net interest income will continue to benefit from the full year impact of acquisitions completed in 2016.

The slight decrease in margin for 2016 year-over-year from 2015 reflects decreased loan yields, reflecting the current low interest rate environment, partially offset by improved balance sheet mix. Margin expansion in 2015 benefited from organic and acquisition related growth, strong loan growth and improving core yields more than compensated for decreasing purchased loan accretion by the end of 2015.

Table 2 presents the Company’s average balance sheets, interest income and expenses, and yields and rates, for the past three years.

The following table details the trend for net interest income and margin results (on a tax equivalent basis), and yield on earning assets and rate on interest bearing liabilities that has changed nominally for the past five quarters:

	Net Interest	Net Interest	Yield on	Rate on Interest
(Dollars in thousands)	Income (1)	Margin (1)	Earning Assets	Bearing Liabilities
Fourth quarter 2015	$29,216	3.67%	3.90%	0.33%
First quarter 2016	30,349	3.68	3.92	0.34
Second quarter 2016	34,801	3.63	3.85	0.31
Third quarter 2016	37,735	3.69	3.90	0.30
Fourth quarter 2016	37,628	3.56	3.78	0.31

(1) On tax equivalent basis, a non-GAAP measure

Total average loans increased $599.8 million or 30% during 2016 compared to 2015, and increased $531.2 million or 36.6% during 2015 compared to 2014. Our average investment securities also increased $238.3 million or 25% during 2016 versus 2015, and $225.2 million or 31% during 2015..

For 2016, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 66.8%, compared to 65.6% a year ago and 62.8% for 2014 while interest earning deposits and other investments decreased to 2.2%, compared to 2.5% in 2015 and 5.4% in 2014, reflecting the Company’s significant effort to reduce excess liquidity. As average total loans as a percentage of earning assets increased, the mix of loans has improved, with volumes related to commercial real estate representing 50.2% of total loans at December 31, 2016 (compared to 49.8% at December 31, 2015 and 48.9% at December 31, 2014). Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 31.6% of total loans at December 31, 2016 (versus 35.7% at December 31, 2015 and 39.6 percent at December 31, 2014) (see “Loan Portfolio”).

Commercial and commercial real estate loan production for 2016 totaled $432 million, with almost $145 million originated in the fourth quarter of 2015, compared to production for all of 2015 and 2014 of $299 million and $258 million, respectively. Closed residential loan production totaled $403 million, compared to production for all of 2015 and 2014 of $272 million and $225 million, respectively. During 2016, an additional $63.5 million of residential mortgage and $19.2 million of marine loan pools were purchased, and partially offset by $70.6 million in sales of seasoned pools of portfolio residential mortgages. The following chart details the trend for commercial and residential loans closed and pipelines for the past three years:

	Twelve Months Ended December 31,
(Dollars in thousands)	2016	2015	2014

Commercial/commercial real estate loan pipeline at year-end	$88,814	$105,556	$60,136
Commercial/commercial real estate loans closed	432,438	298,998	257,989

Residential loan pipeline at year-end	$72,604	$30,340	$21,351
Residential loan originations retained	243,831	130,479	117,990
Residential loan originations sold	159,554	141,352	107,112

The securities portfolio has grown in size but remained a relatively constant percentage of the balance sheet. However, careful portfolio management has resulted in increased securities yields. In 2016 our securities yielded 2.31%, up from 2.21% in 2015 and 2.14% in 2014.

For 2016, the cost of average interest-bearing liabilities decreased 2 basis points to 0.31% from 2015. For 2015, this cost increased 1 basis point to 0.33% from 2014. The cost of our funding reflects the low interest rate environment and the Company’s successful core deposit focus that produced strong growth in core deposit customer relationships over the past several years. Excluding higher cost certificates of deposit (CDs), core deposits including noninterest bearing demand deposits at December 31, 2016 represent 90.0% of total deposits. The cost of average total deposits (including noninterest bearing demand deposits) for the fourth quarter of 2016 was 0.15%, compared to 0.12% and 0.11% for the fourth quarters of 2015 and 2014. Prospectively, the Company’s ability to further reduce the rate paid on deposits will be challenging to produce, due to more limited re-pricing opportunities, competition and an increasing rate environment. The following table provides trend detail on the ending balance components of our customer relationship funding for the past three year-ends:

Customer Relationship Funding	December 31,
(Dollars in thousands)	2016	2015	2014

Noninterest demand	$1,148,309	$854,447	$725,238
Interest-bearing demand	873,727	734,749	652,353
Money market	802,697	665,353	450,172
Savings	346,662	295,851	264,738
Time certificates of deposit	351,850	293,987	324,033
Total deposits	$3,523,245	$2,844,387	$2,416,534

Customer sweep accounts	$204,202	$172,005	$153,640

Total core customer funding (1)	$3,375,597	$2,722,405	$2,246,141

Demand deposit mix	32.6%	30.0%	30.0%

 (1) Total deposits and customer sweep accounts, excluding time certificates of deposit

Short-term borrowings, principally comprised of sweep repurchase agreements with customers of Seacoast Bank, increased $19.4 million or 12% to average $187.6 million during 2016, after increasing $16.1 million or 11% to average $168.2 million for 2015, as compared to 2014. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year. No federal funds sold were utilized at December 31, 2016 and 2015.

FHLB borrowings, maturing in 30 days or less, totaled $415.0 million at December 31, 2016, with an average rate of 0.61% at year-end. Advances from the FHLB of $50.0 million at a fixed rate of 3.22% to mature in late 2017 were redeemed early in April 2016 with an early redemption penalty $1.8 million incurred. FHLB borrowings averaged $198.3 million for 2016, up from $64.7 million for 2015 and $69.8 million for 2014 (see “Note I – Borrowings” to the Company’s consolidated financial statements).

For 2016, average subordinated debt of $70.1 million related to trust preferred securities issued by subsidiary trusts of the Company (including subordinated debt for Grand and BANKshares added on July 17, 2015 and October 1, 2014) carried an average cost of 2.94%.

We have a positive interest rate gap and our net interest margin will benefit from rising interest rates. During 2016, the Federal Reserve increased its overnight interest rate by 25 basis points. Further increases in interest rates are currently expected for 2017 (see “Interest Rate Sensitivity”).

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

	Total	Fourth	Third	Second	First	Total	First
	Year	Quarter	Quarter	Quarter	Quarter	Year	Quarter
(Dollars in thousands	2016	2016	2016	2016	2016	2015	2015
Nontaxable interest adjustment	$925	$203	$287	$308	$127	$481	$116
Tax rate	35%	35%	35%	35%	35%	35%	35%
Net interest income (TE)	$140,514	$37,628	$37,735	$34,801	$30,349	$109,968	$29,216
Total net interest income (not TE)	139,588	37,425	37,448	34,493	30,222	109,487	29,100
Net interest margin (TE)	3.63%	3.56%	3.69%	3.63%	3.68%	3.64%	3.67%
Net interest margin (not TE)	3.61	3.54	3.66	3.60	3.67	3.62	3.66

TE = Tax Equivalent

Noninterest Income

Noninterest income (excluding securities gains) totaled $37.4 million for 2016, higher by $5.4 million 17%. For 2015, noninterest income (excluding securities gains and bargain purchase gain) totaled $32.0 million for 2015, 29% higher than for 2014. For 2014, noninterest income of $24.7 million was $0.4 million or 2% higher than for 2013. Noninterest income accounted for 21.1% of total revenue (net interest income plus noninterest income, excluding securities gains and the bargain purchase gain), compared to 22.6% a year ago and 24.8% for 2014 (on the same basis) as net interest income growth, helped by expanding net interest margin, outpaced a strong increase in noninterest income. Digitally driven product marketing and service delivery, combined with organic and acquisition-related household growth, were primary to growth occurring in noninterest income during 2016 and 2015.

Table 4 provides detail regarding noninterest income components for the past three years.

For 2016, most categories of service fee income showed strong year over year growth compared to 2015, with service charges on deposit accounts increasing $1.1 million or 13% to $9.7 million, interchange income up $1.5 million or 20% to $9.2 million, and other deposit based EFT charges up 20% to $0.5 million. These increases reflect continued strength in customer acquisition and cross sell and benefits from acquisition activity. Overdraft fees represent 60% of total service charges on deposits for 2015, versus 67% for 2015. Overdraft fees totaled $5.8 million during 2016, up nominally from 2015. Regulators continue to review banking industry’s practices for overdraft programs and additional regulation could reduce fee income for the Company’s overdraft services. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®.

Wealth management, including brokerage commissions and fees, and trust income, increased during 2016, growing by $0.2 million or 4%. Growth was driven by revenues from the Company’s trust business and partially offset a slight decline in brokerage fees, a result of our transition from transaction fee-based sales to an investment management model.

Mortgage production was higher during 2016 (see “Loan Portfolio”), with mortgage banking activity generating fees of $5.9 million which were $1.6 million or 38% higher, compared to 2015. Originated residential mortgage loans are processed by commissioned employees of Seacoast, with many mortgage loans referred by the Company’s branch personnel. During 2016, two pools of seasoned portfolio mortgage were sold, generating gains of $0.9 million.

Seacoast chose to keep in its portfolio more of its marine financing during 2016. Marine lending business volumes sold during 2016 were lower, negatively impacting fees from marine financing which declined $0.5 million or 42% from 2015 levels. In addition to our principal office in Ft. Lauderdale, Florida, we continue to use third party independent contractors on the West coast of the United States to assist in generating marine loans.

During 2016, BOLI income totaled $2.2 million, up from $1.4 million for 2015. The increase in BOLI income reflects an additional $0.5 million from a death benefit in the first quarter of 2016 and purchase of additional BOLI in the fourth quarter of 2016. This revenue is tax-exempt and is expected to increase with the additional purchase during 2017.

Other income was $1.3 million or 50% higher, with additional fees of $0.5 million for asset financing activities, and a general increase in other fee categories, including wire transfer fees, cashier check, money order and check cashing fees, miscellaneous loan related fees, with document preparation, construction inspection, and letter of credit fees all rising, as well as other miscellaneous fees. This growth reflects the impact of both organic and acquisition related additions to our base of customers overall.

For 2015, Seacoast’s noninterest income (excluding securities gains and the bargain purchase gain) was $7.3 million or 29% higher when compared to 2014’s revenues. While service charges on deposit accounts and interchange income grew $1.6 million or 23% and $1.7 million or 29%, reflecting successful household growth, wealth management fee income and mortgage banking income were higher as well, by $1.2 million or 39% and $0.7 million or 14%, respectively. A full-year of BOLI income, a new addition in the fourth quarter of 2014, provided $1.2 million of income. The closing of our Newport Beach, California office at December 31, 2014 affected marine financing fees, with these fees declining $0.2 million during 2015.

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

Noninterest Expense

Table 5 provides detail of noninterest expense components for the years ending December 31, 2016, 2015 and 2014.

Salaries and wages totaling $54.1 million were $13.0 million or 32% higher for 2016, than for 2015, including $3.4 million in expenses related to mergers and other non-routine items. Base salaries were $7.3 million or 19% higher during 2016, reflecting the full-year impact of additional personnel retained as part of the third quarter 2015 acquisition of Grand, first quarter 2016’s acquisition of Floridian, and second quarter 2016’s purchase of BMO’s Orlando operations. Improved revenue generation and lending production, among other factors resulted in commissions, cash and stock incentives (aggregated) that were $4.9 million higher for 2016, compared to a year ago. Deferred loan origination costs (a contra expense), were also lower by $0.5 million, reflecting a greater number of loans produced but at a more efficient cost per loan.

Similarly, salaries and wages for 2015 were $5.9 million or 17% higher than for 2014. A significant portion of the increase was for base salaries that were $6.8 million or 22% greater, reflecting the full-year impact of additional BANKshares personnel and retained personnel from third quarter 2015’s acquisition of Grand. Additional personnel from our receivable funding acquisition were incremental as well. Higher deferred loan origination costs were favorably offsetting.

During 2016, employee benefits costs (group health insurance, profit sharing, payroll taxes, as well as unemployment compensation) increased $0.3 million or 4% to $9.9 million from a year ago, and compared to a $0.8 million or 9% increase in 2015, versus 2014 expenditures. These costs reflect the increased staffing and salary costs, discussed above. Our self-funded health care plan comprises the largest portion of employee benefits, totaling $4.3 million for 2016, and payroll taxes totaling $3.7 million were the second largest category. The Company offers competitively priced health coverage to all of its associates that qualify for benefits, to use as an attraction for the best professional talent seeking to be employed by the Company, and at a reasonable cost and competitive with other businesses in the Florida markets where we conduct business.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $13.5 million for 2016, an increase of $3.4 million or 33% from a year ago, and were $1.4 million higher for 2015, versus 2014. Increased data processing costs included $2.1 million in one-time charges for conversion activity related to our acquisitions. We continue to improve and enhance our mobile and other digital products and services through our core data processor, which may increase our outsourced data processing costs as customers adopt improvements and products and as the Company’s business volumes grow.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, increased $0.3 million or 17% to $2.1 million for 2016 when compared to 2015, and were $0.5 million or 35% higher for 2015 versus 2014’s expenditure. Additional activity for acquired Floridian and BMO locations and locations closed during 2016, as well as additional customers from the acquisitions, were the primary contributors to the increase.

Total occupancy, furniture and equipment expense for 2016 increased $5.7 million or 47% (on an aggregate basis) to $17.8 million year over year, versus 2015’s expense. For 2015, these costs were $1.7 million or 16% higher than in 2014. For 2016 and 2015, the increases were primarily driven by the 24 offices acquired from Floridian and BMO acquisitions and two offices added from Grand. Seacoast Bank consolidated 20 offices, primarily in the Central Florida region, during the 2016 calendar year and a third Grand office and two legacy branches were closed during 2015. Write downs totaling $2.3 million were incurred during 2016 for closed offices. Lease payments were also higher by $1.1 million or 27%, and include recurring payments for many of the closed offices. Branch consolidations are likely to continue for the Company and the banking industry in general, as customers increase their usage of digital and mobile products thereby lessening the necessity to visit offices (see Form 10K dated December 31, 2015, “Item 2, Properties” for a complete description).

For 2016, marketing expenses (including sales promotion costs, ad agency production and printing costs, digital, newspaper, TV and radio advertising, and other public relations costs), decreased by $0.8 million or 18% to $3.6 million, compared to all of 2015. For 2015, these costs were $0.9 million or 24% higher, versus 2014. Primary to the decrease during 2016 was an effort to utilize digital media as a primary source for brand awareness rather than more costly, traditional venues such as newspaper, radio and TV advertising, with the savings utilized for more direct mail and customer incentives. Increases for 2015 were related to efforts to solidify customer acquisition and corporate brand awareness surrounding the newer Palm Beach and Orlando footprints, with more advertising on television and radio in 2015, increasing our expense $0.5 million from 2014.

Legal and professional fees for 2016 were higher by $1.6 million or 20% from a year ago, and were $1.2 million higher for 2015, versus 2014. Included were acquisition related fees that totaled $1.5 million for 2016 and $1.1 million for 2015. Regulatory examination fees increased as total assets increased, which are the basis for examination fee calculation.

Growth in total assets (both organic and through acquisitions) increased the basis for calculating our FDIC premiums and increased our FDIC quarterly assessments. FDIC assessments were $2.4 million, $2.2 million and $1.7 million for 2016, 2015 and 2014, respectively. The Company’s total assets and equity have increased during the past three years and Seacoast expects increases prospectively. FDIC rates declined for financial institutions under $10 billion in total assets as FDIC insurance pools achieved higher amounts specified by Congress.

As nonperforming assets have declined so have associated costs (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).  For the last three years, asset disposition costs and net (gains) losses on other real estate owned and repossessed assets on an aggregated basis have been stable or declined, from $0.8 million for 2014 to $0.7 million for 2015 to zero for 2016.

Included in noninterest expenses for 2016 was an early redemption cost of $1.8 million for Federal Home Loan Bank advances that was paid in April. Two $25 million advances with a combined fixed rate of 3.22% and maturing in November 2017 were redeemed (see “Note I – Borrowings”).

Other expenses were higher by $1.3 million or 11% for 2016 compared to a year ago, totaling $13.5 million. For 2015, other expenses were $2.2 million or 22% higher, compared to 2014. Larger increases during 2016 and 2015 were driven by a full-year and partial-year impacts of acquisitions and variable costs related to our successful lending activity.

Seacoast management expects its expense ratios to improve. The Company anticipates its digital servicing capabilities and technology will support better, more efficient channel integration allowing consumers to choose their path of convenience to satisfy their banking needs, resulting in organic growth of our products and services as well as related revenue, in addition to increased efficiency in how we serve our customers. Acquisition activity added to noninterest expenses during 2016, 2015, and 2014 with acquisition related costs for Floridian and BMO in 2016, Grand in 2015 and BANKshares in 2014 of approximately $8.6 million, $3.7 million and $4.4 million, respectively, as well as ongoing costs related to this growth. These additional costs have been key to our tactical plans to increase loan production and acquire households, increasing value in the Seacoast franchise.

Income Taxes

For 2016, 2015 and 2014, provision for income taxes totaled $14.9 million, and $13.5 million and $4.5 million, respectively. For 2016, 2015 and 2014, a portion of investment banking fees, and legal and professional fees expended and related to the acquisitions were not deductible for tax purposes. Various tax strategies have been implemented to reduce the Company’s overall effective tax rate to 33.8% for 2016, from 37.9% in 2015 and 44.4% in 2014. Additionally, the early adoption of ASU 2016-09 during the third quarter of 2016 provided a tax benefit of $0.8 million for the year (see “Note A- Significant Accounting Policies”). Management believes all of the future tax benefits of the Company’s deferred tax assets can be realized and no valuation allowance is required (see “Note L – Income Taxes”).

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

Allowance and Provision for Loan Losses – Critical Accounting Policies and Estimates

Management determines the provision for loan losses by continuously analyzing and monitoring delinquencies, nonperforming loans levels and the outstanding balances for each loan category, as well as the amount of net charge-offs, for estimating losses inherent in its portfolio. While the Company’s policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management, factors beyond the control of the Company, such as general economic conditions, both locally and nationally, make management’s judgment as to the adequacy of the provision and allowance for loan losses approximate and imprecise (see “Nonperforming Assets”).

The provision for loan losses is the result of a detailed analysis estimating for probable loan losses. The analysis includes the evaluation of impaired and purchased credit impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For 2016, the Company recorded provisioning for loan losses of $2.4 million, which compared to provisioning for loan losses for 2015 of $2.6 million, and a recapture of the allowance for loan losses for 2014 of $3.5 million. The Company achieved net recoveries for 2016 of $1.9 million, compared to net charge-offs for 2015 of $0.6 million, and net recoveries for 2014 of $0.5 million representing (0.07%), 0.03% and (0.03%) of average total loans for each year, respectively. For 2016, provisioning for loan losses reflects continued strong credit metrics and net recoveries, offset by continued loan growth both organic and through merger and acquisition activity. Delinquency trends remain low and show continued stability (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real estate Owned, and Credit Quality”).

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses increased $4.3 million to $23.4 million at December 31, 2016, compared to $19.1 million at December 31, 2015. The allowance for loan and lease losses (“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total allowance for loan losses.

The first element of the ALLL analysis involves the estimation of an allowance specific to individually evaluated impaired portfolio loans, including accruing and non-accruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation or operation of the collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed uncollectable. Restructured consumer loans are also evaluated and included in this element of the estimate. As of December 31, 2016, the specific allowance related to impaired portfolio loans individually evaluated totaled $2.3 million, compared to $2.5 million as of December 31, 2015. Residential loans that become 90 days past due are placed on nonaccrual and a specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

The second element of the ALLL analysis, the general allowance for homogeneous portfolio loan pools not individually evaluated, is determined by applying factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance is determined using a baseline factor that is developed from an analysis of historical net charge-off experience. These baseline factors are developed and applied to the various portfolio loan pools. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss experience. These influences may include elements such as changes in concentration, macroeconomic conditions, and/or recent observable asset quality trends. The loan portfolio is segregated into the following primary types: commercial, commercial real estate, residential, installment, home equity, and unsecured signature lines. The loss factors assigned to the graded commercial loan portfolio are based on the historical migration of actual losses by grade over 4, 8, 12, 16, and 20 quarter intervals. Minimum and maximum average historical loss rates over one to five years are referenced in setting the loss factors by grade within the graded portfolio. The loan loss migration indicates that the minimum and maximum average loss rates and median loss rates over the past many quarters have been declining. Also, the level of criticized and classified loans as a percentage of total loans has been declining as a result of a combination of prudent upfront underwriting practices, risk grading upgrades and loan payoffs, which are reducing the risk profile of the loan portfolio. Residential and consumer (installment, secured lines, and unsecured lines) are analyzed differently as risk ratings, or grades, are not assigned to individual loans. Residential and consumer segment loss rates represent an annualized expectation of loss based on the historical average net loss divided average outstanding balances.

Management uses historical loss factors as its starting point, and qualitative elements are considered to capture trends within each segment of the portfolio. Internal influences such as the direction of past dues, charge-offs, nonaccruals, classified loans, portfolio mix, market conditions, and risk management controls are considered in determining adjustments to loss rates loss factors. Adjustments may also be made to baseline loss rates for some of the loan pools based on an assessment of the extent to which external influences on credit quality are not fully reflected in the historical loss rates. These influences may include elements such as changes in the micro/macroeconomic conditions, and/or recent regulatory changes. In addition, internal reviews may also drive possible adjustments. The Company’s Loan Review unit is independent, and performs loan reviews and evaluates a representative sample of credit extensions after the fact for appropriate individual internal risk ratings. Loan Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting. This unit reports directly to the Directors’ Loan Committee of Seacoast National Bank’s board of directors. Our bank regulators have generally agreed with our credit assessment, however in the future, regulators could seek additional provisions to our allowance for loan losses, which would reduce our earnings.

The third component consists of amounts reserved for purchased credit-impaired loans (PCI). On a quarterly basis, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the purchased credit impaired portfolio.

The final component consists of amounts reserved for purchased unimpaired loans (PUL). Loans collectively evaluated for impairment reported at December 31, 2016 include loans acquired from BMO Harris on June 3, 2016, Floridian Bank on March 11, 2016, Grand Bank on July 17, 2015 and BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. These fair value discount amounts are accreted into income over the remaining lives of the related loans on a level yield basis, and remained adequate at December 31, 2016.

Our analyses of the adequacy of the allowance for loan losses also takes into account qualitative factors such as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market conditions, employment levels and loan growth. These qualitative factors are another protective layer of reserves that can be applied to a particular loan segment or to all loans equally.

The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 0.96% at December 31, 2016, compared to 1.03% at December 31, 2015. The reduced level of impaired loans contributed to a lower risk of loss and the lower allowance for loan losses as of December 31, 2016. The risk profile of the loan portfolio has been reduced by implementing a program to decrease the level of credit risk in such portfolio by strengthening credit management methodologies and executing a low risk strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, as well as consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. The improved mix is most evident by a lower percentage of loans in income producing commercial real estate and construction and land development loans than during the prior economic recession. Prospectively, we anticipate that the allowance is likely to benefit from continued improvement in our credit quality, but offset by more normal loan growth as business activity and the economy improves.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At December 31, 2016, the Company had $2.354 billion in loans secured by real estate, representing 81.8% of total loans, up from $1.842 billion but lower as a percent of total loans (versus 85.4%) at December 31, 2015. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

It is the practice of the Company to ensure that its charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past due, compared to the regulatory loss criteria of 120 days. In compliance with Federal Financial Institution Examination Council guidelines, secured consumer loans, including residential real estate, are typically charged-off or charged down between 120 and 180 days past due, depending on the collateral type. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more, unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in process of collection. Secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial charge-off amounts are based on valuation estimates derived from appraisals, broker price opinions, or other market information. Generally, new appraisals are not received until the foreclosure process is completed; however, collateral values are evaluated periodically based on market information and incremental charge-offs are recorded if it is determined that collateral values have declined from their initial estimates.

As mentioned, while it is the Company’s policy to charge off in the current period loans in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, borrower payment behaviors and local market conditions as well as conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies. Management will consistently evaluate the allowance for loan losses methodology and seek to refine and enhance this process as appropriate. As a result, it is likely that the methodology will continue to evolve over time.

Table 10 provides certain information concerning the Company’s provisioning for loan losses and allowance (recapture) for the years indicated.

Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at December 31, 2016 and 2015.

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

Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles from the BANKshares, Grand, Floridian and BMO are being amortized over 74 months, 94 months, 69 months and 87 months, respectively, on a straight-line basis, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill as required by FASB ASC 350, Intangibles—Goodwill and Other, in the fourth quarter of 2016. Seacoast employed an independent third party with extensive experience in conducting and documenting impairment tests of this nature, and concluded that no impairment occurred. Goodwill was not recorded for the Grand acquisition (on July 17, 2015) that resulted in a bargain purchase gain, however a core deposit intangible was recorded.

Fair value estimates for acquired assets and assumed liabilities are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

Other Fair Value Measurements – Critical Accounting Policies and Estimates

“As Is” values are used to measure fair market value on impaired loans, OREO and repossessed assets. All impaired loans, OREO and repossessed assets are reviewed quarterly to determine if fair value adjustments are necessary based on known changes in the market and/or the project assumptions.  When necessary, the “As Is” appraised value may be adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessed market value, comparative sales and/or an internal valuation. Collateral dependent impaired loans are loans that are solely dependent on the liquidation or operation of the collateral for repayment.  If an updated assessment is deemed necessary and an internal valuation cannot be made, an external “As Is” appraisal will be requested. Upon receipt of the “As Is” appraisal a charge-off is recognized for the difference between the loan amount and its current fair market value.

At December 31, 2016, outstanding securities designated as available for sale totaled $950.5 million. The fair value of the available for sale portfolio at December 31, 2016 was less than historical amortized cost, producing net unrealized losses of $10.3 million that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2016 and 2015. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings are primarily investment grade. As of December 31, 2016, the Company’s available for sale investment securities, except for approximately $62.9 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $552.4 million, or 58 percent of the total available for sale portfolio. The portfolio also includes $99.3 million in private label securities, most secured by residential real estate collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. The Company also has invested $124.9 million in uncapped 3-month Libor floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase loans as assets that provide a steady stream of income and possible capital appreciation. The collateral for the securities is first lien senior secured corporate debt. The Company has purchased senior tranches rated credit A or higher and performed stress tests, which indicated that the senior subordination levels are sufficient and no principal loss is forecast, verifying the independent rating. In addition, during 2015 and 2016, the Company acquired several corporate bonds and private commercial mortgage backed securities totaling $111.0 million at year-end. At March 11, 2016 and July 17, 2015, Floridian and Grand securities of $67.0 million and $46.4 million, respectively, were acquired and added to the available for sale portfolio at their fair value.

During 2014, management identified $158.8 million of investment securities available for sale and transferred them to held for investment. The unrealized holding losses at the date of transfer totaled $3.0 million. For the securities that were transferred into the held for investment category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. At December 31, 2016, the remaining unamortized amount of these losses was $1.8 million. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. Management believes the securities transferred are a core banking asset that they now intend to hold until maturity, and if interest rates were to increase before maturity, the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available for sale investment.

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

Realization of Deferred Tax Assets – Critical Accounting Policies and Estimates

At December 31, 2016, the Company had net deferred tax assets (“DTA”) of $60.8 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at December 31, 2015 the Company had a net DTA of $60.3 million.

Factors that support this conclusion:

•	Income before tax (“IBT”) has steadily increased as a result of organic growth, and the 2015 Grand and 2016 Floridian and BMO acquisitions will further assist in achieving management’s forecast of future earnings which recovers the net operating loss carry-forwards well before expiration;
•	Credit costs and overall credit risk has been stable which decreases their impact on future taxable earnings;
•	Growth rates for loans are at levels adequately supported by loan officers and support staff;
•	New loan production credit quality and concentrations are well managed; and
•	Current economic growth forecasts for Florida and the Company’s markets are supportive.

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At December 31, 2016 and 2015, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s fourth quarter 2016 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 1.7% if interest rates increased 200 basis points over the next 12 months and 0.9% if interest rates increased 100 basis points. This compares with the Company’s fourth quarter 2015 model simulation, which indicated net interest income would increase 10.9% if interest rates increased 200 basis points over the next 12 months and 5.4% if interest rates increased 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 4.8% at December 31, 2016. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our fourth quarter 2016 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 18.6% versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 31.2%.

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

Fourth Quarter Review

Earnings highlights for the fourth quarter 2016:

•	Fourth quarter 2016 net income totaled $10.8 million, an increase of $4.7 million or 78% from the same period of 2015, and rose $1.6 million or 18% compared with third quarter 2016 levels. Adjusted net income (1) increased $4.8 million or 73% from fourth quarter 2015 levels and $0.7 million or 7% above third quarter 2016. Diluted earnings per common share (“EPS’) were $0.28 and adjusted diluted EPS (1) were $0.30 in the fourth quarter of 2016, compared to diluted EPS of $0.18 and adjusted diluted EPS (1) of $0.19 in the fourth quarter of 2015;

•	Fourth quarter revenues increased $10.0 million or 27% from fourth quarter 2015 levels Net interest income improved $8.3 million or 29% compared to fourth quarter 2015, due to organic growth and the acquisitions settled earlier in 2016;
•	Net interest margin decreased 11 basis points year-over-year to 3.56%;

Fourth quarter 2015 growth highlights:

•	Loans increased $723 million or 34% from fourth quarter a year ago. Adjusting for acquisitions, loan growth was $383 million or 18%. Loans increased $110 million sequentially from third quarter 2016, recording a 16% annualized growth rate;
•	Total deposits per branch increased to $75 million as of December 31, 2016, compared to $66 million at the end of 2015.

Explanation of Certain Unaudited Non-GAAP Financial Measures

The tables below provide reconciliation between Generally Accepted Accounting Principles (“GAAP”) net income and adjusted net income. Management uses these non-GAAP financial amounts in its analysis of the Company’s performance and believes the presentation provides a clearer understanding of the Company’s performance. The Company believes the presentation of adjusted net income enhances investor understanding of the performance trend and facilitates comparisons with the performance of other financial institutions. The limitations associated with adjusted net income are the risk that persons might disagree as to the appropriateness of items comprising the measure and that different companies might calculate the measure differently. The Company provides reconciliations between GAAP and non-GAAP measures, and these measures should not be considered an alternative to GAAP. For 2016 and 2015, by quarter and for total year, net income and adjusted net income were as follows:

	Quarters
	Fourth	Third	Second	First	Total
(Dollars in thousands except per share data)	2016	2016	2016	2016	Year

Net income, as reported:
Net income	$10,771	$9,133	$5,332	$3,966	$29,202
Diluted earnings per share	$0.28	$0.24	$0.14	$0.11	$0.78

Adjusted net income:
Net income	$10,771	$9,133	$5,332	$3,966	$29,202

BOLI income (benefits upon death)	0	0	0	(464)	(464)
Securities gains	(7)	(225)	(47)	(89)	(368)
Total adjustments to revene	(7)	(225)	(47)	(553)	(832)

Severance	165	287	464	306	1,222
Merger related charges	559	1,628	2,448	4,038	8,673
Branch closure charges and costs related to expense initiatives	0	678	1,121	691	2,490
Early redemption cost for FHLB advances	0	0	1,777	0	1,777
Total adjustments to noninterest expense	724	2,593	5,810	5,035	14,162

Effective tax rate on adjustments	(151)	(913)	(2,322)	(1,690)	(5,076)
Adjusted net income	$11,337	$10,588	$8,773	$6,758	$37,456
Adjusted diluted earnings per share	$0.30	$0.28	$0.23	$0.19	$1.00

	Quarters
	Fourth	Third	Second	First	Total
(Dollars in thousands except per share data)	2015	2015	2015	2015	Year

Net income, as reported:
Net income	$6,036	$4,441	$5,805	$5,859	$22,141
Diluted earnings per share	$0.18	$0.13	$0.18	$0.18	$0.66

Adjusted net income:
Net income	$6,036	$4,441	$5,805	$5,859	$22,141

Securities gains	(1)	(160)	0	0	(161)
Bargain purchase gain	(416)	0	0	0	(416)
Total adjustments to revene	(417)	(160)	0	0	(577)

Severance	187	670	29	12	898
Merger related charges	1,043	2,120	337	275	3,775
Other	0	121	0	0	121
Miscellaneous losses	48	112	0	0	160
Total adjustments to noninterest expense	1,278	3,023	366	287	4,954

Effective tax rate on adjustments	(328)	(1,072)	(140)	(111)	(1,651)
Adjusted net income	$6,569	$6,232	$6,031	$6,035	$24,867
Adjusted diluted earnings per share	$0.19	$0.18	$0.18	$0.18	$0.74

Net interest income (on a tax-equivalent basis, a non-GAAP measure) for the fourth quarter 2016 totaled $37.6 million, an $8.4 million or 29% increase from the fourth quarter a year ago and $0.1 million lower than third quarter 2016’s result. Net interest margin (on a tax-equivalent basis) declined to 3.56%, an eleven basis point decrease from prior year, and thirteen basis points lower than third quarter 2016. Year-over-year net interest income growth was amplified by the acquisitions of Floridian and BMO. Margin decreases reflect decreased loan yields, reflecting the current low interest rate environment, partially offset by improved balance sheet mix. Linked quarter results reflect accelerated levels of purchase loan accretion in the third quarter of 2016 that contributed to the higher margin during that quarter.

Noninterest income (excluding securities gains and bargain purchase gain) totaled $9.9 million for the fourth quarter of 2016, an increase of $2.2 million or 27% from fourth quarter 2015 and compared to $9.8 million in the third quarter 2016. Most categories of service fee income showed year-over-year growth with service charges on deposit and interchange income each up 17%, indicating continued growth in customers and cross sell, and benefits from our acquisition activity, including the Floridian and BMO acquisitions in the first and second quarters of 2016. BOLI income was 54% higher, with additional purchases of BOLI occurring during the fourth quarter. Mortgage banking revenue was particularly strong, up 69% year over year for fourth quarter, and included gains of $0.5 million from the sale of seasoned residential portfolio loans.

Noninterest expenses for the fourth quarter 2016 totaled $30.3 million, up 12% from prior year and 9% lower than third quarter 2016. Of the $3.1 million increase year-over-year for fourth quarter 2016, salaries, wages and employee benefits increased $1.6 million, outsourced data processing grew $0.6 million, and occupancy and furniture and equipment costs (aggregated) were $0.7 million higher. The acquisitions of Floridian and BMO were the primary cause and incremental, although for 2016 the Company added only four more branch offices, compared to year-end 2015. Fourth quarter 2016 expense also reflected remaining merger related charges of $0.6 million from our acquisitions and severance of $0.2 million. The most significant factor impacting the fourth quarter 2015’s noninterest expense was also merger related charges, totaling $1.0 million from the Grand acquisition and $0.2 million for severance.

A provision for loan losses of $1.0 million and $0.4 million was recorded in the fourth quarter of 2016 and 2015, respectively. Our fourth quarter 2016 provisioning reflects continued strong credit metrics, offset by continued loan growth. For the fourth quarter of 2016, net charge-offs totaled $0.3 million, compared to $0.6 million for fourth quarter 2015. The allowance for loan losses to portfolio loans outstanding ratio at December 31, 2016 was 0.96%, compared to 1.03% a year earlier, and the coverage ratio (the allowance for loan losses to nonaccrual loans) was 125.1% at December 31, 2016 compared to 110.0% at December 31, 2015, reflecting improvement in credit quality.

Internal Controls

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2016 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Table 1 - Condensed Income Statement*

	2016	2015	2014
	(Tax equivalent basis)
Net interest income	3.34%	3.33%	3.03%
Provision (recapture) for loan losses	0.06	0.08	(0.14)
Noninterest income
Securities gains, net	0.01	0.00	0.02
Bargain purchase gains, net	0.00	0.01	0.00
Other	0.89	0.97	1.00
Noninterest expense	3.11	3.14	3.76
Income before income taxes	1.07	1.09	0.43
Provision for income taxes including tax equivalent adjustment	0.38	0.42	0.20
Net income	0.69%	0.67%	0.23%

* As a Percent of Average Assets

Table 2 – Three Year Summary

Average Balances, Interest Income and Expenses, Yields and Rates (1)

	2016			2015			2014
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
EARNING ASSETS
Securities
Taxable	$1,174,627	$26,133	2.22%	$946,986	$20,341	2.15%	$732,324	$15,448	2.11%
Nontaxable	25,841	1,592	6.16	15,208	895	5.89	4,644	323	6.96
	1,200,468	27,725	2.31	962,194	21,236	2.21	736,968	15,771	2.14
Federal funds sold and other investments	75,442	1,669	2.21	76,851	1,022	1.33	125,550	1,017	0.81
Loans, net (2)	2,584,389	119,587	4.63	1,984,545	94,640	4.77	1,452,751	63,788	4.39
TOTAL EARNING ASSETS	3,860,299	148,981	3.86	3,023,590	116,898	3.87	2,315,269	80,576	3.48

Allowance for loan losses	(21,131)			(18,725)			(19,164)
Cash and due from banks	88,919			73,001			51,581
Bank premises and equipment, net	60,470			51,396			37,970
Bank owned life insurance	45,009			39,343			6,154
Goodwill	53,792			25,320			6,643
Other intangible assets, net	12,819			7,956			2,197
Other assets	101,645			102,516			84,609
	$4,201,822			$3,304,397			$2,485,259

INTEREST BEARING LIABILITIES

Interest bearing demand	$764,917	616	0.08%	$632,304	472	0.07%	$520,288	399	0.08%
Savings deposits	325,371	161	0.05	281,470	158	0.06	219,793	113	0.05
Money market	791,998	1,816	0.23	607,768	1,455	0.24	366,490	352	0.10
Time deposits	351,646	2,074	0.59	307,329	1,228	0.40	277,349	1,538	0.55
Federal funds purchased and other short term borrowings	187,560	484	0.26	168,188	340	0.20	152,129	260	0.17
Federal Home Loan Bank borrowings	198,268	1,256	0.63	64,726	1,643	2.54	69,836	1,640	2.35
Other borrowings	70,097	2,060	2.94	67,056	1,634	2.44	56,370	1,053	1.87
TOTAL INTEREST BEARING LIABILITIES	2,689,857	8,467	0.31	2,128,841	6,930	0.33	1,662,255	5,355	0.32
Noninterest demand	1,066,463			819,801			556,000
Other liabilities	31,628			18,388			10,137
	3,787,948			2,967,030			2,228,392
Shareholders' equity	413,874			337,367			256,867
	$4,201,822			$3,304,397			$2,485,259
Interest expense as % of earning assets			0.22%			0.23%			0.23%
Net interest income/yield on earning assets		$140,514	3.63%		$109,968	3.64%		$75,221	3.25%

(1)	The tax equivalent adjustment is based on a 35% tax rate.
(2)	Nonperforming loans are included in average loan balances. Fees on loans are included in interest on loans.

Table 3 - Rate/Volume Analysis (on a Tax Equivalent Basis)

	2016 vs 2015			2015 vs 2014
	Due to Change in:			Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
	Amount of increase (decrease)
EARNING ASSETS
Securities
Taxable	$4,977	$815	$5,792	$4,570	$323	$4,893
Nontaxable	640	57	697	678	(106)	572
	5,617	872	6,489	5,248	217	5,465
Federal funds sold and other investments	(26)	673	647	(522)	527	5
Loans, net	28,181	(3,234)	24,947	24,355	6,497	30,852
TOTAL EARNING ASSETS	33,772	(1,689)	32,083	29,081	7,241	36,322

INTEREST BEARING LIABILITIES
Interest bearing demand	103	41	144	85	(12)	73
Savings deposits	23	(20)	3	33	12	45
Money market accounts	433	(72)	361	406	697	1,103
Time deposits	219	627	846	143	(453)	(310)
	778	576	1,354	667	244	911
Federal funds purchased and other short term borrowings	45	99	144	30	50	80
Federal Home Loan Bank borrowings	2,118	(2,505)	(387)	(125)	128	3
Other borrowings	82	344	426	230	351	581
TOTAL INTEREST BEARING LIABILITIES	3,023	(1,486)	1,537	802	773	1,575
NET INTEREST INCOME	$30,749	$(203)	$30,546	$28,279	$6,468	$34,747

(1) Changes attributable to rate/volume are allocated to rate and volume on an equal basis.

Table 4 – Noninterest Income

	Year Ended			% Change
	2016	2015	2014	16/15	15/14
	(Dollars in thousands)
Service charges on deposit accounts	$9,669	$8,563	$6,952	12.9%	23.2%
Trust fees	3,433	3,132	2,986	9.6	4.9
Mortgage banking fees	5,864	4,252	3,057	37.9	39.1
Brokerage commissions and fees	2,044	2,132	1,614	(4.1)	32.1
Marine finance fees	673	1,152	1,320	(41.6)	(12.7)
Interchange income	9,227	7,684	5,972	20.1	28.7
Other deposit based EFT fees	477	397	343	20.2	15.7
BOLI Income	2,213	1,426	252	55.2	465.9
Gain on participated loan	0	725	0	(100.0)	n/m
Other	3,827	2,555	2,248	49.8	13.7
	37,427	32,018	24,744	16.9	29.4
Securities gains, net	368	161	469	128.6	(65.7)
Bargain purchase gain, net	0	416	0	(100.0)	n/m
TOTAL	$37,795	$32,595	$25,213	16.0	29.3

n/m = not meaningful

Table 5 - Noninterest Expense

	Year Ended			% Change
	2016	2015	2014	16/15	15/14
	(Dollars in thousands)
Salaries and wages	$54,096	$41,075	$35,132	31.7%	16.9%
Employee benefits	9,903	9,564	8,773	3.5	9.0
Outsourced data processing costs	13,516	10,150	8,781	33.2	15.6
Telephone / data lines	2,108	1,797	1,331	17.3	35.0
Occupancy	13,122	8,744	7,930	50.1	10.3
Furniture and equipment	4,720	3,434	2,535	37.4	35.5
Marketing	3,633	4,428	3,576	(18.0)	23.8
Legal and professional fees	9,596	8,022	6,871	19.6	16.8
FDIC assessments	2,365	2,212	1,660	6.9	33.3
Amortization of intangibles	2,486	1,424	1,033	74.6	37.9
Asset dispositions expense	553	472	488	17.2	(3.3)
Branch closures and new branding	0	0	4,958	0.0	(100.0)
Net (gain)/loss on other real estate owned and repossessed assets	(509)	239	310	(313.0)	(22.9)
Early redemption cost for Federal Home Loan Bank advances	1,777	0	0	n/m	0.0
Other	13,515	12,209	9,988	10.7	22.2
TOTAL	$130,881	$103,770	$93,366	26.1	11.1

* n/m = not meaningful

Table 6 - Capital Resources

	December 31
	2016	2015	2014
		(Dollars in thousands)
TIER 1 CAPITAL
Common stock	$3,802	$3,435	$3,300
Additional paid in capital	454,001	399,162	379,249
Accumulated (deficit)	(13,657)	(42,858)	(65,000)
Treasury stock	(1,236)	(73)	(71)
Goodwill	(64,649)	(25,211)	(25,309)
Intangibles	(6,371)	(2,057)	(4,478)
Other	(20,121)	(15,394)	n/a
COMMON EQUITY TIER 1 CAPITAL	351,769	317,004	n/a
Qualifying trust preferred securities	70,241	69,961	62,539
Other	(13,414)	(23,092)	(44,565)
TOTAL TIER 1 CAPITAL	408,596	363,873	305,665
TIER 2 CAPITAL
Allowance for loan losses, as limited (1)	23,462	19,166	17,100
TOTAL TIER 2 CAPITAL	23,462	19,166	17,100
TOTAL RISK-BASED CAPITAL	$432,058	$383,039	$322,765
Risk weighted assets	$3,259,871	$2,392,668	$1,986,291

Common equity Tier 1 ratio (CET1)	10.79%	13.25%	n/a %
Regulatory minimum (2)	4.50	4.50	n/a
Tier 1 capital ratio	12.53	15.21	15.39
Regulatory minimum (2)	6.00	6.00	n/a
Total capital ratio	13.25	16.01	16.25
Regulatory minimum (2)	8.00	8.00	8.00
Tier 1 capital to adjusted total assets	9.15	10.70	10.32
Regulatory minimum	4.00	4.00	4.00
Shareholders' equity to assets	9.30	10.00	10.11
Average shareholders' equity to average total assets	9.85	10.21	10.34
Tangible shareholders' equity to tangible assets	7.74	9.13	9.14

(1) Includes reserve for unfunded commitments of $62,000 at December 31, 2016, $38,000 at December 31, 2015 and $29,000 at December 31, 2014.

(2) Excludes new capital conservation buffer of 0.625% the Company is subject to, which if not exceeded may constrain dividends, equity repurchases and compensation.

n/a = not applicable

Table 7 - Loans Outstanding

	December 31
	2016	2015	2014	2013	2012
	(In thousands)
Construction and land development
Residential	$29,693	$31,650	$16,155	$10,566	$9,902
Commercial	57,856	31,977	37,194	22,733	11,907
	87,549	63,627	53,349	33,299	21,809
Individuals	72,567	45,160	33,687	34,151	38,927
	160,116	108,787	87,036	67,450	60,736

Commercial real estate(1)	1,357,592	1,009,378	837,147	520,382	486,828

Real estate mortgage
Residential real estate
Adjustable	418,276	429,826	441,238	391,885	361,005
Fixed rate	210,365	110,391	93,865	91,108	98,976
Home equity mortgages	44,484	69,339	71,838	62,043	57,955
Home equity lines	163,662	114,229	79,956	47,710	51,395
	836,787	723,785	686,897	592,746	569,331

Commercial and financial	370,589	228,517	157,396	78,636	61,903

Installment loans to individuals
Automobiles and trucks	19,234	14,965	7,817	6,607	7,761
Marine loans	78,993	46,534	26,236	20,208	18,446
Other	55,718	23,857	18,844	17,898	20,723
	153,945	85,356	52,897	44,713	46,930

Other loans	507	507	512	280	353

TOTAL	$2,879,536	$2,156,330	$1,821,885	$1,304,207	$1,226,081

(1)	Commercial real estate includes owner-occupied balances of $623.8 million, $453.3 million, $362.3 million, $194.0 million and $188.9 million, respectively, for each of the years, beginning with 2016.

Table 8 - Loan Maturity Distribution

	December 31, 2016
	Commercial and Financial	Construction and Land Development	Total
		(In thousands)
In one year or less	$149,942	$62,629	$212,571
After one year but within five years:
Interest rates are floating or adjustable	44,999	17,177	62,176
Interest rates are fixed	97,614	23,164	120,778
In five years or more:
Interest rates are floating or adjustable	7,360	26,463	33,823
Interest rates are fixed	70,674	30,683	101,357
TOTAL	$370,589	$160,116	$530,705

Table 9 - Maturity of Certificates of Deposit of $100,000 or More

Maturity of Certificates of Deposit of $100,000 through $250,000	December 31
		% of		% of
	2016	Total	2015	Total
	(Dollars in thousands)
Maturity Group:
Under 3 Months	$20,304	16.4%	$26,301	25.9%
3 to 6 Months	15,919	12.9	18,962	18.6
6 to 12 Months	31,608	25.6	27,015	26.5
Over 12 Months	55,801	45.1	29,481	29.0
TOTAL	$123,632	100.0%	$101,759	100.0%

Maturity of Certificates of Deposit of more than $250,000	December 31
		% of		% of
	2016	Total	2015	Total
	(Dollars in thousands)
Maturity Group:
Under 3 Months	$15,832	23.3%	$11,315	29.4%
3 to 6 Months	14,325	21.1	6,604	17.1
6 to 12 Months	12,294	18.1	4,792	12.4
Over 12 Months	25,450	37.5	15,824	41.1
TOTAL	$67,901	100.0%	$38,535	100.0%

Table 10 - Summary of Allowance for Loan Loss Experience

	Year Ended December 31
	2016	2015	2014	2013	2012

Beginning balance	$19,128	$17,071	$20,068	$22,104	$25,565

Provision (recapture) for loan losses	2,411	2,644	(3,486)	3,188	10,796

Charge offs:
Construction and land development	0	1,271	640	604	612
Commercial real estate	301	482	398	2,714	8,539
Residential real estate	215	779	1,126	3,153	8,381
Commercial and financial	615	726	398	60	346
Consumer	244	341	193	253	410
TOTAL CHARGE OFFS	1,375	3,599	2,755	6,784	18,288
Recoveries:
Construction and land development	226	404	415	212	341
Commercial real estate	306	700	1,683	547	2,702
Residential real estate	786	1,260	902	449	738
Commercial and financial	1,809	531	170	326	129
Consumer	109	117	74	26	121
TOTAL RECOVERIES	3,236	3,012	3,244	1,560	4,031
Net loan charge offs (recoveries)	(1,861)	587	(489)	5,224	14,257
ENDING BALANCE	$23,400	$19,128	$17,071	$20,068	$22,104

Loans outstanding at end of year*	$2,879,536	$2,156,330	$1,821,885	$1,304,207	$1,226,081
Ratio of allowance for loan losses to loans outstanding at end of year	0.81%	0.89%	0.94%	1.54%	1.80%
Ratio of allowance for loan losses to loans outstanding (excluding purchased loans) at end of period (1)	0.96%	1.03%	1.14%	1.54%	1.80%
Daily average loans outstanding*	$2,584,389	$1,984,545	$1,452,751	$1,272,447	$1,227,542
Ratio of net charge offs (recoveries) to average loans outstanding	(0.29)%	0.03%	(0.03)%	0.41%	1.16%

(1)	A non-GAAP measure.

* Net of unearned income.

Table 11 - Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

ALLOCATION BY LOAN TYPE
Construction and land development	$1,219	$1,151	$765	$808	$1,134
Commercial real estate loans	9,273	6,756	4,531	6,160	8,849
Residential real estate loans	7,483	8,057	9,802	11,659	11,090
Commercial and financial loans	3,636	2,042	1,179	710	468
Consumer loans	1,789	1,122	794	731	563
TOTAL	$23,400	$19,128	$17,071	$20,068	$22,104

YEAR END LOAN TYPES AS A PERCENT OF TOTAL LOANS
Construction and land development	5.6%	5.0%	4.8%	5.2%	5.0%
Commercial real estate loans	47.1	46.8	46.0	39.9	39.7
Residential real estate loans	29.1	33.6	37.7	45.5	46.5
Commercial and financial loans	12.9	10.6	8.6	6.0	5.0
Consumer loans	5.3	4.0	2.9	3.4	3.8
TOTAL	100.0%	100.0%	100.0%	100.0%	100.0%

Table 12 - Nonperforming Assets

	December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans (1) (2)	(Dollars in thousands)
Construction and land development	$470	$309	$1,963	$1,302	$1,342
Commercial real estate loans	7,341	6,410	4,189	5,111	17,234
Residential real estate loans	9,844	10,290	14,797	20,705	22,099
Commercial and financial loans	246	130	0	13	0
Consumer loans	170	247	191	541	280
Total	18,071	17,386	21,140	27,672	40,955
Other real estate owned
Construction and land development	1,203	2,617	223	421	2,124
Commercial real estate loans	3,041	3,959	5,771	5,138	6,305
Residential real estate loans	0	463	1,468	1,301	3,458
Bank branches closed	5,705	0	0	0	0
Total	9,949	7,039	7,462	6,860	11,887
TOTAL NONPERFORMING ASSETS	$28,020	$24,425	$28,602	$34,532	$52,842

Amount of loans outstanding at end of year (2)	$2,879,536	$2,156,330	$1,821,885	$1,304,207	$1,226,081
Ratio of total nonperforming assets to loans outstanding and other real estate owned at end of period	0.97%	1.13%	1.56%	2.63%	4.27%
Accruing loans past due 90 days or more	$0	$0	$311	$160	$1
Loans restructured and in compliance with modified terms (3)	17,711	19,970	24,997	25,137	41,946

(1)	Interest income that could have been recorded during 2016, 2015, and 2014 related to nonaccrual loans was $728,000, $614,000, and $1,942,000, respectively, none of which was included in interest income or net income. All nonaccrual loans are secured.
(2)	Net of unearned income.
(3)	Interest income that would have been recorded based on original contractual terms was $1,001,000, $1,211,000, and $1,496,000, respectively, for 2016, 2015 and 2014. The amount included in interest income under the modified terms for 2016, 2015, and 2014 was $792,000, $836,000, and $1,276,000, respectively.

Table 13 - Securities Available For Sale

	December 31
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities
2016	$12,073	$12,328	$255	$0
2015	3,833	3,911	78	0

Mortgage-backed securities of U.S. Government Sponsored Entities
2016	287,726	283,488	585	(4,823)
2015	192,224	191,749	847	(1,322)

Collateralized mortgage obligations of U.S. Government Sponsored Entities
2016	238,805	234,054	314	(5,065)
2015	242,620	238,190	470	(4,900)

Commercial mortgage-backed securities of U.S. Government Sponsored Entities
2016	22,351	22,545	222	(28)
2015	0	0	0	0

Private mortgage-backed securities
2016	32,780	31,989	0	(791)
2015	32,558	31,792	0	(766)

Private collateralized mortgage obligations
2016	67,542	67,289	563	(816)
2015	77,965	77,957	700	(708)

Collateralized loan obligations
2016	124,716	124,889	838	(665)
2015	124,477	122,583	0	(1,894)

Obligations of state and political subdivisions
2016	63,161	62,888	622	(895)
2015	39,119	39,891	882	(110)

Corporate and other debt securities
2016	74,121	73,861	257	(517)
2015	44,652	44,273	37	(416)

Private commercial mortgage backed securities
2016	37,534	37,172	111	(473)
2015	41,127	40,420	13	(720)

Total Securities Available For Sale
2016	$960,809	$950,503	$3,767	$(14,073)
2015	$798,575	$790,766	$3,027	$(10,836)

Table 14 - Securities Held to Maturity

	December 31
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
	(In thousands)

Mortgage-backed securities of U.S. Government Sponsored Entities
2016	$159,941	$159,402	$704	$(1,243)
2015	64,993	65,551	574	(16)

Collateralized mortgage obligations of U.S. Government Sponsored Entities
2016	147,208	144,964	386	(2,630)
2015	89,265	89,440	581	(406)

Commercial mortgage-backed securities of U.S. Government Sponsored Entities
2016	17,375	17,534	233	(74)
2015	0	0	0	0

Collateralized loan obligations
2016	41,547	41,663	430	(314)
2015	41,300	39,940	0	(1,360)

Private mortgage backed securities
2016	6,427	6,318	0	(109)
2015	7,967	7,882	0	(85)

Total Securities Held to Maturity
2016	$372,498	$369,881	$1,753	$(4,370)
2015	$203,525	$202,813	$1,155	$(1,867)

Table 15 - Maturity Distribution of Securities Available For Sale

	December 31, 2016
						Average
	1 Year	1-5	5-10	After 10		Maturity
	Or Less	Years	Years	Years	Total	In Years
	(Dollars in thousands)
AMORTIZED COST
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$7,348	$4,725	$0	$0	$12,073	0.66
Mortgage-backed securities of U.S. Government Sponsored Entities	0	119,379	159,693	8,654	287,726	6.10
Collateralized mortgage obligations of U.S. Government Sponsored Entities	4,481	191,096	43,030	198	238,805	3.61
Commercial mortgage backed securities of U.S. Government Sponsored Entities	0	5,399	16,095	857	22,351	6.46
Private mortgage backed securities	0	0	15,547	17,233	32,780	9.17
Private collateralized mortgage obligations	34,059	22,977	6,788	3,718	67,542	2.26
Collateralized loan obligations	0	32,879	91,837	0	124,716	5.71
Obligations of state and political subdivisions	0	9,695	26,697	26,769	63,161	11.02
Corporate and other debt securities	8,000	38,528	22,947	4,646	74,121	4.46
Private commercial mortgage backed securities	548	4,883	14,149	17,954	37,534	13.60
Total Securities Available For Sale	$54,436	$429,561	$396,783	$80,029	$960,809	5.54

FAIR VALUE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$7,534	$4,794	$0	$0	$12,328
Mortgage-backed securities of U.S. Government Sponsored Entities	0	118,603	156,178	8,707	283,488
Collateralized mortgage obligations of U.S. Government Sponsored Entities	4,516	187,557	41,781	200	234,054
Commercial mortgage backed securities of U.S. Government Sponsored Entities	0	5,383	16,301	861	22,545
Private mortgage backed securities	0	0	14,980	17,009	31,989
Private collateralized mortgage obligations	33,780	22,973	6,955	3,581	67,289
Collateralized loan obligations	0	32,581	92,308	0	124,889
Obligations of state and political subdivisions	0	9,731	27,061	26,096	62,888
Corporate and other debt securities	8,010	38,573	22,664	4,614	73,861
Private commercial mortgage backed securities	547	4,844	13,988	17,793	37,172
Total Securities Available For Sale	$54,387	$425,039	$392,216	$78,861	$950,503

WEIGHTED AVERAGE YIELD (FTE)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	3.94%	3.27%	0.00%	0.00%	3.68%
Mortgage-backed securities of U.S. Government Sponsored Entities	0.00%	2.05%	2.53%	3.17%	2.31%
Collateralized mortgage obligations of U.S. Government Sponsored Entities	1.82%	1.77%	2.33%	1.40%	1.87%
Commercial mortgage backed securities of U.S. Government Sponsored Entities	0.00%	1.99%	3.87%	1.92%	3.58%
Private mortgage backed securities	0.00%	1.95%	2.06%	1.87%	1.97%
Private collateralized mortgage obligations	1.90%	4.02%	3.54%	1.93%	2.79%
Collateralized loan obligations	0.00%	2.02%	3.53%	0.00%	3.23%
Obligations of state and political subdivisions	0.00%	2.40%	3.32%	3.80%	3.38%
Corporate and other debt securities	2.05%	2.48%	3.08%	3.67%	2.69%
Private commercial mortgage backed securities	1.77%	2.40%	2.65%	2.46%	2.51%
Total Securities Available For Sale	2.19%	2.03%	2.91%	2.93%	2.50%

Table 16 - Maturity Distribution of Securities Held to Maturity

	December 31, 2016
						Average
	1 Year	1-5	5-10	After 10		Maturity
	Or Less	Years	Years	Years	Total	In Years
	(Dollars in thousands)
AMORTIZED COST
Mortgage-backed securities of U.S. Government Sponsored Entities	$0	$113,596	$33,833	$12,512	$159,941	5.05
Collateralized mortgage obligations of U.S. Government Sponsored Entities	0	126,338	20,870	0	147,208	3.16
Commercial mortgage backed securities of U.S. Government Sponsored Entities	0	0	17,375	0	17,375	7.21
Collateralized loan obligations	0	0	41,547	0	41,547	6.69
Private mortgage backed securities	0	1,460	4,967	0	6,427	6.98
Total Securities Held to Maturity	$0	$241,394	$118,592	$12,512	$372,498	4.62

FAIR VALUE
Mortgage-backed securities of U.S. Government Sponsored Entities	$0	$112,872	$34,195	$12,335	$159,402
Collateralized mortgage obligations of U.S. Government Sponsored Entities	0	125,021	19,943	0	144,964
Commercial mortgage backed securities of U.S. Government Sponsored Entities	0	0	17,534	0	17,534
Collateralized loan obligations	0	0	41,663	0	41,663
Private mortgage backed securities	0	1,460	4,858	0	6,318
Total Securities Held to Maturity	$0	$239,353	$118,193	$12,335	$369,881

WEIGHTED AVERAGE YIELD (FTE)
Mortgage-backed securities of U.S. Government Sponsored Entities	0.00%	2.06%	2.09%	2.70%	2.12%
Collateralized mortgage obligations of U.S. Government Sponsored Entities	0.00%	1.79%	2.24%	0.00%	1.85%
Commercial mortgage backed securities of U.S. Government Sponsored Entities	0.00%	0.00%	4.24%	0.00%	4.24%
Collateralized loan obligations	0.00%	0.00%	4.34%	0.00%	4.34%
Private mortgage backed securities	0.00%	1.95%	1.85%	0.00%	1.88%
Total Securities Held to Maturity	0.00%	1.92%	3.21%	2.70%	2.35%

Table 17 - Interest Rate Sensitivity Analysis (1)

	December 31, 2016
	0-3	4-12	1-5	Over
	Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Federal funds sold and interest bearing deposits	$27,124	$0	$0	$0	$27,124
Securities (2)	452,500	110,801	399,154	360,546	1,323,001
Loans, net (3)	797,954	337,967	1,238,044	520,903	2,894,868
Earning assets	1,277,578	448,768	1,637,198	881,449	4,244,993
Savings deposits (4)	2,023,086	0	0	0	2,023,086
Time deposits	68,234	145,398	136,429	1,789	351,850
Borrowings	689,443	0	0	0	689,443
Interest bearing liabilities	2,780,763	145,398	136,429	1,789	3,064,379
Interest sensitivity gap	$(1,503,185)	$303,370	$1,500,769	$879,660	$1,180,614
Cumulative gap	$(1,503,185)	$(1,199,815)	$300,954	$1,180,614
Cumulative gap to total earning assets (%)	(35.4)	(28.3)	7.1	27.8
Earning assets to interest bearing liabilities (%)	45.9	308.6	1,200.0	n/m

(1)	The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.

(2)	Securities are stated at amortized cost.

(3)	Includes loans available for sale.

(4)	This category is comprised of interest-bearing demand, savings and money market deposits. If interest-bearing demand and savings deposits (totaling $1,220,389) were deemed repriceable in "4-12 months", the interest sensitivity gap and cumulative gap would be ($282,796) or (6.7)% of total earning assets and an earning assets to interest bearing liabilities for the 0-3 months category of 81.9%.

n/m = not meaningful

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Seacoast common stock for the five years ended December 31, 2016 with the cumulative total return of the NASDAQ Composite Index and the SNL Southeast Bank Index for the same period. The graph and table assume that $100 was invested on December 31, 2011 (the last day of trading for the year ended December 31, 2011) in each of Seacoast common stock, the NASDAQ Composite Index and the SNL Southeast Bank Index. The cumulative total return represents the change in stock price and the amount of dividends received over the period, assuming all dividends were reinvested.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Seacoast Banking Corporation of Florida	100.00	105.92	160.53	180.92	197.11	290.26
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Southeast Bank	100.00	166.11	225.10	253.52	249.57	331.30

Source : SNL Financial, an offering of S&P Global Market Intelligence

© 2017

www.snl.com

SELECTED QUARTERLY INFORMATION

QUARTERLY CONSOLIDATED INCOME (LOSS) STATEMENTS (UNAUDITED)

	2016 Quarters				2015 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
Net interest income:
Interest income	$39,691	$39,614	$36,579	$32,171	$30,915	$30,823	$27,361	$27,318
Interest expense	2,266	2,166	2,086	1,949	1,815	1,812	1,695	1,608
Net interest income	37,425	37,448	34,493	30,222	29,100	29,011	25,666	25,710
Provision for loan losses	1,000	550	662	199	369	987	855	433
Net interest income after provision for loan losses	36,425	36,898	33,831	30,023	28,731	28,024	24,811	25,277
Noninterest income:
Service charges on deposit accounts	2,612	2,698	2,230	2,129	2,229	2,217	2,115	2,002
Trust fees	969	820	838	806	791	781	759	801
Mortgage banking fees	1,616	1,885	1,364	999	955	1,177	1,032	1,088
Brokerage commissions and fees	480	463	470	631	511	604	576	441
Marine finance fees	115	138	279	141	205	258	492	197
Interchange income	2,334	2,306	2,370	2,217	1,989	1,925	2,033	1,737
Other deposit based EFT fees	125	109	116	127	99	88	96	114
BOLI Income	611	382	379	841	396	366	334	330
Gain on participated loan	0	0	0	0	0	0	725	0
Other income	1,060	963	1,065	739	607	666	684	598
Securities gains, net	7	225	47	89	1	160	0	0
Bargain purchase gain, net	0	0	0	0	416	0	0	0
Total noninterest income	9,929	9,989	9,158	8,719	8,199	8,242	8,846	7,308
Noninterest expenses:
Salaries and wages	12,476	14,337	13,884	13,399	11,135	11,850	9,301	8,789
Employee benefits	2,475	2,425	2,521	2,482	2,178	2,430	2,541	2,415
Outsourced data processing costs	3,076	3,198	2,803	4,439	2,455	3,277	2,234	2,184
Telephone / data lines	502	539	539	528	412	446	443	496
Occupancy	2,830	3,675	3,645	2,972	2,314	2,396	2,011	2,023
Furniture and equipment	1,211	1,228	1,283	998	1,000	883	819	732
Marketing	847	780	957	1,049	1,128	1,099	1,226	975
Legal and professional fees	2,370	2,213	2,656	2,357	2,580	2,189	1,590	1,663
FDIC assessments	661	517	643	544	551	552	520	589
Amortization of intangibles	719	728	593	446	397	397	315	315
Asset dispositions expense	84	219	160	90	79	77	173	143
Net (gain)/loss on other real estate owned and repossessed assets	(161)	(96)	(201)	(51)	(157)	262	53	81
Early redemption cost for Federal Home Loan Bank advances	0	0	1,777	0	0	0	0	0
Other	3,207	3,672	3,548	3,088	3,097	3,269	3,062	2,781
Total noninterest expenses	30,297	33,435	34,808	32,341	27,169	29,127	24,288	23,186
Income before income taxes	16,057	13,452	8,181	6,401	9,761	7,139	9,369	9,399
Provision for income taxes	5,286	4,319	2,849	2,435	3,725	2,698	3,564	3,540
Net income	$10,771	$9,133	$5,332	$3,966	$6,036	$4,441	$5,805	$5,859

PER COMMON SHARE DATA
Net income diluted	$0.28	$0.24	$0.14	$0.11	$0.18	$0.13	$0.18	$0.18
Net income basic	0.29	0.24	0.14	0.11	0.18	0.13	0.18	0.18
Cash dividends declared:
Common stock	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Market price common stock:
Low close	15.85	15.50	15.21	13.40	14.10	14.11	13.81	12.02
High close	22.91	17.80	17.19	16.22	16.95	16.26	16.09	14.46
Bid price at end of period	22.06	16.09	16.24	15.79	14.98	14.68	15.80	14.27

FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012

FOR THE YEAR

Net interest income	$139,588	$109,487	$74,907	$65,206	$64,809

Provision (recapture) for loan losses	2,411	2,644	(3,486)	3,188	10,796

Noninterest income:

Other	37,427	32,018	24,744	24,319	21,444

Loss on sale of commercial loan	0	0	0	0	(1,238)

Securities gains, net	368	161	469	419	7,619

Bargain purchase gains, net	0	416	0	0	0

Noninterest expenses	130,881	103,770	93,366	75,152	82,548

Income (loss) before income taxes	44,091	35,668	10,240	11,604	(710)

Provision (benefit) for income taxes	14,889	13,527	4,544	(40,385)	0

Net income (loss)	29,202	22,141	5,696	51,989	(710)

Per Share Data

Net income (loss) available to common shareholders:

Diluted	0.78	0.66	0.21	2.44	(0.24)

Basic	0.79	0.66	0.21	2.46	(0.24)

Cash dividends declared	0.00	0.00	0.00	0.00	0.00

Book value per share common	9.37	10.29	9.44	8.40	6.16

AT YEAR END

Assets	$4,680,932	$3,534,780	$3,093,335	$2,268,940	$2,173,929

Securities	1,323,001	994,291	949,279	641,611	656,868

Net loans	2,856,136	2,137,202	1,804,814	1,284,139	1,203,977

Deposits	3,523,245	2,844,387	2,416,534	1,806,045	1,758,961

FHLB borrowings	415,000	50,000	130,000	50,000	50,000

Subordinated debt	70,241	69,961	64,583	53,610	53,610

Shareholders' equity	435,397	353,453	312,651	198,604	165,546

Performance ratios:

Return on average assets	0.69%	0.67%	0.23%	2.38%	(0.03)%

Return on average equity	7.06	6.56	2.22	28.36	(0.43)

Net interest margin [1]	3.63	3.64	3.25	3.15	3.22

Average equity to average assets	9.85	10.21	10.34	8.38	7.81

 1. On a fully taxable equivalent basis, a non-GAAP measure (see page 77 of Management’s Discussion and Analysis).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Seacoast Banking Corporation of Florida

Stuart, Florida

We have audited the accompanying consolidated balance sheets of Seacoast Banking Corporation of Florida (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting contained in Item 9A of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida

March 15, 2017

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31
	2016	2015	2014
	(Dollars in thousands, except share data)

INTEREST INCOME
Interest on securities
Taxable	$26,133	$20,341	$15,448
Nontaxable	1,036	585	211
Interest and fees on loans	119,217	94,469	63,586
Interest on federal funds sold and interest bearing deposits	1,669	1,022	1,017
Total interest income	148,055	116,417	80,262
INTEREST EXPENSE
Interest on savings deposits	2,593	2,085	864
Interest on time certificates	2,074	1,228	1,538
Interest on federal funds purchased and other short term borrowings	484	340	260
Interest on Federal Home Loan Bank borrowings	1,256	1,643	1,640
Interest on subordinated debt	2,060	1,634	1,053
Total interest expense	8,467	6,930	5,355
NET INTEREST INCOME	139,588	109,487	74,907
Provision (recapture) for loan losses	2,411	2,644	(3,486)
NET INTEREST INCOME AFTER PROVISION (RECAPTURE) FOR LOAN LOSSES	137,177	106,843	78,393
NONINTEREST INCOME (Note M)
Bargain purchase gain	0	416	0
Securities gains, net (includes net losses of $617, $325, and $110 in other comprehensive income reclassifications for 2016, 2015, and 2014 respectively)	368	161	469
Other	37,427	32,018	24,744
Total noninterest income	37,795	32,595	25,213
NONINTEREST EXPENSE (Note M)	130,881	103,770	93,366
INCOME BEFORE INCOME TAXES	44,091	35,668	10,240
Income taxes	14,889	13,527	4,544
NET INCOME	$29,202	$22,141	$5,696

SHARE DATA
Net income per share of common stock
Diluted	$0.78	$0.66	$0.21
Basic	0.79	0.66	0.21

Average common shares outstanding
Diluted	37,508,046	33,744,171	27,716,895
Basic	36,872,007	33,495,827	27,538,955

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31
	2016	2015	2014
	(Dollars in thousands)

NET INCOME	$29,202	$22,141	$5,696
Other comprehensive income:
Unrealized gains (losses) on securities available for sale (AFS)	(1,151)	(1,556)	12,881
Unrealized losses on transfer of securities available for sale to held to maturity (HTM)	0	0	(3,137)
Amortization of unrealized losses on securities transferred to HTM, net	(488)	(539)	(290)
Reclassification adjustment for gains included in net income	(368)	(161)	(469)
Provision for income taxes	707	870	(3,468)
Total other comprehensive income (loss)	(1,300)	(1,386)	5,517
COMPREHENSIVE INCOME	$27,902	$20,755	$11,213

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2016	2015
	(Dollars in thousands, except share data)

ASSETS

Cash and due from banks	$82,520	$81,216
Interest bearing deposits with other banks	27,124	54,851
Total cash and cash equivalents	109,644	136,067
Securities available for sale (at fair value)	950,503	790,766
Securities held to maturity (fair value $369,881 in 2016 and $202,813 in 2015)	372,498	203,525
Total securities	1,323,001	994,291
Loans held for sale	15,332	23,998
Loans	2,879,536	2,156,330
Less: Allowance for loan losses	(23,400)	(19,128)
Net loans	2,856,136	2,137,202
Bank premises and equipment, net	58,684	54,579
Other real estate owned	9,949	7,039
Goodwill	64,649	25,211
Other intangible assets, net	14,572	8,594
Bank owned life insurance	84,580	43,579
Net deferred tax assets	60,818	60,274
Other assets	83,567	43,946
TOTAL ASSETS	$4,680,932	$3,534,780

LIABILITIES

Noninterest demand	$1,148,309	$854,447
Interest-bearing demand	873,727	734,749
Savings	346,662	295,851
Money market	802,697	665,353
Other time deposits	159,887	153,318
Brokered time certificates	7,342	9,403
Time certificates of $100,000 or more	184,621	131,266
Total deposits	3,523,245	2,844,387
Federal funds purchased and securities sold under agreement to repurchase, maturing within 30 days	204,202	172,005
Federal Home Loan Bank borrowings	415,000	50,000
Subordinated debt	70,241	69,961
Other liabilities	32,847	44,974
	4,245,535	3,181,327

Commitments and Contingencies (Notes K and P)

SHAREHOLDERS' EQUITY

Common stock, par value $0.10 per share authorized 60,000,000 shares, issued 38,090,568 and outstanding 38,021,835 shares in 2016 and authorized 60,000,000 shares, issued 34,356,892 and outstanding 34,351,409 shares in 2015	3,802	3,435
Additional paid-in capital	454,001	399,162
Accumulated deficit	(13,657)	(42,858)
Less: Treasury stock (68,733 shares in 2016 and 5,484 shares in 2015), at cost	(1,236)	(73)
	442,910	359,666
Accumulated other comprehensive loss, net	(7,513)	(6,213)
	435,397	353,453
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,680,932	$3,534,780

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2016	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$29,202	$22,141	$5,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,076	3,773	3,268
Amortization of premiums and discounts on securities, net	7,559	3,920	2,353
Other amortization and accretion, net	(2,238)	(7,943)	(256)
Stock based compensation	4,154	2,859	1,299
Origination of loans designated for sale	(175,842)	(206,199)	(188,952)
Sale of loans designated for sale	184,508	194,279	190,706
Provision for loan losses	2,411	2,644	(3,486)
Deferred income taxes	14,206	12,888	4,222
Gain on sale of securities	(368)	(161)	(469)
Gain on sale of loans	(668)	(702)	(419)
Losses (gains) on sale and write-downs of other real estate owned	(509)	239	310
Losses and write-downs on disposition of fixed assets	2,442	183	4,493
Changes in operating assets and liabilities, net of effects from acquired companies:
Net increase in other assets	(14,107)	(4,526)	(315)
Net increase (decrease) in other liabilities	6,181	(406)	3,496
Net cash provided by operating activities	62,007	22,989	21,946

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities and repayments of securities available for sale	127,879	118,493	92,499
Maturities and repayments of securities held to maturity	48,705	28,629	16,138
Proceeds from sale of securities available for sale	40,421	60,314	21,527
Purchases of securities available for sale	(297,719)	(159,616)	(280,137)
Purchases of securities held to maturity	(218,654)	(24,366)	(65,340)
Net new loans and principal payments	(390,354)	(217,346)	(154,772)
Proceeds from the sale of other real estate owned	7,952	5,758	4,066
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank Stock	9,350	7,427	2,423
Purchase of Federal Home Loan Bank and Federal Reserve Bank Stock	(28,857)	(7,510)	(6,425)
Purchase of bank owned life insurance	(40,000)	0	(30,000)
Net cash from bank acquisitions	235,546	32,927	110,996
Additions to bank premises and equipment	(6,054)	(9,091)	(6,083)
Net cash used in investing activities	(511,785)	(164,381)	(295,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,320	240,086	93,446
Net increase (decrease) in federal funds purchased and repurchase agreements	32,196	16,707	(16,148)
Net increase (decrease) in FHLB borrowings, maturing in 30 days or less	415,000	(80,000)	80,000
Early redemption of FHLB borrowings (see Note I)	(50,000)	0	0
Issuance of common stock, net of related expense	0	0	24,637
Stock based employee benefit plans	(1,161)	127	142
Net cash provided by financing activities	423,355	176,920	182,077
Net increase (decrease) in cash and cash equivalents	(26,423)	35,528	(91,085)
Cash and cash equivalents at beginning of year	136,067	100,539	191,624
Cash and cash equivalents at end of year	$109,644	$136,067	$100,539

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,855	$6,636	$3,521
Cash paid during the period for income taxes	703	575	239

Supplemental disclosure of non cash investing activities:
Transfers from loans to other real estate owned	$3,009	$4,946	$4,789
Transfers from bank premises to other real estate owned	7,708	309	0

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained		Accumulated
				Earnings		Other
	Common Stock		Paid-in	(Accumulated	Treasury	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Deficit)	Stock	Income (Loss), Net	Total
BALANCE AT DECEMBER 31, 2013	23,638	$2,364	$277,290	$(70,695)	$(11)	$(10,344)	$198,604
Comprehensive income	0	0	0	5,696	0	5,517	11,213
Stock based compensation expense	0	0	1,299	0	0	0	1,299
Common stock issued for stock based employee benefit plans	147	1	171	0	(60)	0	112
Issuance of common stock, net of related expense	2,326	233	24,404	0	0	0	24,637
Issuance of common stock, pursuant to acquisition	7,026	702	76,085	0	0	0	76,787
Other	0	0	0	(1)	0	0	0
BALANCE AT DECEMBER 31, 2014	33,137	3,300	379,249	(65,000)	(71)	(4,827)	312,651
Comprehensive income	0	0	0	22,141	0	(1,386)	20,755
Stock based compensation expense	0	0	2,859	0	0	0	2,859
Common stock issued for stock based employee benefit plans	124	0	17	0	(2)	0	15
Issuance of common stock, pursuant to acquisition	1,090	109	17,063	0	0	0	17,172
Other	0	26	(26)	1	0	0	1
BALANCE AT DECEMBER 31, 2015	34,351	3,435	399,162	(42,858)	(73)	(6,213)	353,453
Comprehensive income	0	0	0	29,202	0	(1,300)	27,902
Stock based compensation expense	0	0	4,154	0	0	0	4,154
Common stock issued for stock based employee benefit plans	87	0	2	0	(1,163)	0	(1,161)
Common stock issued for stock options	12	1	133	0	0	0	134
Issuance of common stock, pursuant to acquisition	3,291	329	50,584	0	0	0	50,913
Other	281	37	(34)	(1)	0	0	2
BALANCE AT DECEMBER 31, 2016	38,022	$3,802	$454,001	$(13,657)	$(1,236)	$(7,513)	$435,397

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seacoast Banking Corporation of Florida and Subsidiaries

Note A

Significant Accounting Policies

General: Seacoast Banking Corporation of Florida (“Company”) is a single segment bank holding company with one operating subsidiary bank, Seacoast National Bank (“Seacoast Bank”, together the “Company”). The Company provides integrated financial services including commercial and retail banking, wealth management, and mortgage services to customers through advanced banking solutions, 47 traditional branch offices, and five commercial banking centers operated by Seacoast Bank. Offices stretch from Ft. Lauderdale, Boca Raton and West Palm Beach through the Daytona Beach area, into Orlando and Central Florida, and west to Okeechobee and surrounding counties.

The consolidated financial statements include the accounts of Seacoast and all its majority-owned subsidiaries but exclude trusts created for the issuance of trust preferred securities. In consolidation, all significant intercompany accounts and transactions are eliminated.

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices within the applicable industries. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Use of Estimates: The preparation of these financial statements requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses, and contingent liabilities. Specific areas, among others, requiring the application of management’s estimates include determination of the allowance for loan losses, the valuation of investment securities available for sale, valuation of impaired loans, contingent liabilities, valuation of other real estate owned, and valuation of deferred taxes valuation allowance. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash and due from banks and interest-bearing bank balances. Cash and cash equivalents have original maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. Management considers many factors including the length of time the security has had a fair value less than the cost basis; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. Securities on which there is an unrealized loss that is deemed to be other-than temporary are written down to fair value with the write-down recorded as a realized loss.

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

The Company accounts for loans in accordance with ASC topic 310 when a borrower is experiencing financial difficulties and the Company grants concessions that would not otherwise be considered. Troubled debt restructured loans are tested for impairment and placed in nonaccrual status. If borrowers perform pursuant to the modified loan terms for at least six months and the remaining loan balances are considered collectible, the loans are returned to accrual status. When the Company modifies the terms of an existing loan that is not considered a troubled debt restructuring, the Company follows the provisions of ASC 310.20.

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

The accrual of interest is generally discontinued on loans, except consumer loans, that become 90 days past due as to principal or interest unless well-secured and in process of collection. When interest accruals are discontinued, unpaid interest is reversed against interest income. Consumer loans that become 120 days past due are generally charged off. When borrowers demonstrate over an extended period the ability to repay a loan in accordance with the contractual terms of a loan classified as nonaccrual, the loan is returned to accrual status. Interest income on nonaccrual loans is either recorded using the cash basis method of accounting or recognized after the principal has been reduced to zero, depending on the type of loan.

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

Derivatives: The Company enters into derivative contracts with customers who request such services, and into offsetting contracts with substantially matching terms with third parties to minimize the risks involved with these types of transactions.

Certain commitments to sell loans are derivatives. These commitments are recorded as a freestanding derivative and classified as an other asset or liability.

Loans Held for Sale: Loans are classified as held for sale based on management’s intent to sell the loans, either as part of a core business strategy or related to a risk mitigation strategy. Loans held for sale and any related unfunded lending commitments are recorded at fair value, if elected, or the lower of cost (which is the carrying amount net of deferred fees and costs and applicable allowance for loan losses and reserve for unfunded lending commitments) or fair market value less costs to sell. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income. At the time of the transfer to loans held for sale, if the fair market value is less than cost, the difference is recorded as additional provision for credit losses in the results of operations. Fair market value is determined based on quoted market prices for the same or similar loans, outstanding investor commitments or discounted cash flow analyses using market assumptions.

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

OREO may include bank premises no longer utilized in the course of our business (closed branches) that are initially recorded at carrying value or fair value (whichever is lower), less costs to sell. If fair value of the premises is less than amortized book value, a write down is recorded through noninterest expense. Costs to operate the facility are expensed.

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

Intangible Assets: Mergers and acquisitions are accounted for using the acquisition method of accounting, which requires that acquired assets and liabilities are recorded at their fair values. This often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Goodwill can be adjusted for up to one year from the acquisition date as provisional amounts recognized at the acquisition date are updated when new information is obtained from facts and circumstances that existed as of the acquisition that, if known, would have affected amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. See Note S – Business Combinations for related disclosures. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective.

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

The core deposit intangibles are intangible assets arising from either whole bank acquisitions or branch acquisitions. They are initially measured at fair value and then amortized over periods ranging from six to eight years on a straight line basis. The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of the intangible assets.

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

Stock-Based Compensation: The stock option plans are accounted for under ASC Topic 718 and the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period, generally five years. For restricted stock awards, which generally vest based on continued service with the Company, the deferred compensation is measured as the fair value of the shares on the date of grant, and the deferred compensation is amortized as salaries and employee benefits in accordance with the applicable vesting schedule, generally straight-line over five years. Some shares vest based upon the Company achieving certain performance goals and salary amortization expense is based on an estimate of the most likely results on a straight line basis. Forfeitures are estimated at the date of grant based on historical rates, and updated as necessary. See Note J, Employee Benefit and Stock Compensation for related disclosures.

Note B

Recently Issued Accounting Standards, Not Adopted at December 31, 2016

The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on the Company's financial statements:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” 2017-04, eliminating Step 2 from the goodwill impairment test. Under the amendments to the guidance, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized, however, should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The guidance is effective for annual periods or any interim goodwill impairment tests beginning after December 15, 2019 using a prospective transition method. Early adoption is permitted. Adoption of this standard is being evaluated as to its effect on the Company’s operating results or financial condition.

In August and November 2016, The FASB issued final guidance via ASU 2016-15 and ASU 2016-18, which address classification of certain cash receipts and cash payments, including changes in restricted cash, in the statement of cash flows. The guidance may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows, the purpose being to reduce diversity in practice. The Company is evaluating the impact of ASU 2016-15 and 2016-18, which will generally be applied retrospectively for fiscal years beginning after December 15, 2017.

In June 2016, the FASB issued ASU 2016-13 for “Measurement of Credit Losses on Financial Instruments” to replace the incurred loss impairment methodology with a current expected credit loss methodology for financial instruments measured at amortized cost and other commitments to extend credit. Expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and supportable forecasts. The resultant allowance for credit losses reflects the portion of the amortized cost basis that the entity does not expect to collect. Additional quantitative and qualitative disclosures are required upon adoption. The Company is assessing current loan loss estimation models and processes to determine the need for changes as part of its evaluation of the impact of this new accounting guidance. Adoption is required January 1, 2020, with early adoption permitted January 1, 2019.

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

In January 2016, the FASB issued ASU 2016-01 for “Recognition and Measurement of Financial Assets and Liabilities.” The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The update requires: a) equity investments (except those accounted for under the equity method of accounting) to be measured at fair value and recognized in net income, b) simplifies impairment assessments of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and if impaired requires measurement of the investment at fair value, c) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value d) requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, e) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The ASU is effective for fiscal years beginning after December 15, 2017, and must be adopted on a modified retrospective basis, including interim periods within those fiscal years. The adoption of ASU 2016-01 is being evaluated for its impact on the Company’s operating results and financial condition.

In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition – Revenue from Contracts with Customers.” The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue associated with loans and securities is not in the scope of the new guidance, and the Company’s evaluation and implementation effort for contracts within the scope of the standard is ongoing. The Company plans to adopt the new guidance on January 1, 2018.

Note C Cash, Dividend and Loan Restrictions

In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:

Seacoast Bank may be required to maintain average reserve balances with the Federal Reserve Bank; however no reserve balances were necessary for 2016 and 2015.

Under Federal Reserve regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2016, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $52.0 million, if the Company has sufficient acceptable collateral.

The approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction Seacoast National can distribute dividends of approximately $61.0 million to the Company as of December 31, 2016, without prior approval of the OCC.

Note D

Securities

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2016 and December 31, 2015 are summarized as follows:

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$12,073	$255	$0	$12,328
Mortgage-backed securities of U.S. Government Sponsored Entities	287,726	585	(4,823)	283,488
Collateralized mortgage obligations of U.S. Government Sponsored Entities	238,805	314	(5,065)	234,054
Commercial mortgage backed securities of U.S. Government Sponsored Entities	22,351	222	(28)	22,545
Private mortgage backed securities	32,780	0	(791)	31,989
Private collateralized mortgage obligations	67,542	563	(816)	67,289
Collateralized loan obligations	124,716	838	(665)	124,889
Obligations of state and political subdivisions	63,161	622	(895)	62,888
Corporate and other debt securities	74,121	257	(517)	73,861
Private commercial mortgage backed securities	37,534	111	(473)	37,172
	$960,809	$3,767	$(14,073)	$950,503

SECURITIES HELD TO MATURITY
Mortgage-backed securities of U.S. Government Sponsored Entities	$159,941	$704	$(1,243)	$159,402
Collateralized mortgage obligations of U.S. Government Sponsored Entities	147,208	386	(2,630)	144,964
Commercial mortgage backed securities of U.S. Government Sponsored Entities	17,375	233	(74)	17,534
Collateralized loan obligations	41,547	430	(314)	41,663
Private mortgage backed securities	6,427	0	(109)	6,318
	$372,498	$1,753	$(4,370)	$369,881

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,833	$78	$0	$3,911
Mortgage-backed securities of U.S. Government Sponsored Entities	192,224	847	(1,322)	191,749
Collateralized mortgage obligations of U.S. Government Sponsored Entities	242,620	470	(4,900)	238,190
Private mortgage-backed securities	32,558	0	(766)	31,792
Private collateralized mortgage obligations	77,965	700	(708)	77,957
Collateralized loan obligations	124,477	0	(1,894)	122,583
Obligations of state and political subdivisions	39,119	882	(110)	39,891
Corporate and other debt securities	44,652	37	(416)	44,273
Private commercial mortgage backed securities	41,127	13	(720)	40,420
	$798,575	$3,027	$(10,836)	$790,766

SECURITIES HELD TO MATURITY
Mortgage-backed securities of U.S. Government Sponsored Entities	$64,993	$574	$(16)	$65,551
Collateralized mortgage obligations of U.S. Government Sponsored Entities	89,265	581	(406)	89,440
Collateralized loan obligations	41,300	0	(1,360)	39,940
Private mortgage backed securities	7,967	0	(85)	7,882
	$203,525	$1,155	$(1,867)	$202,813

Proceeds from sales of securities during 2016 were $40.4 million with gross gains of $454,000 and gross losses of $86,000. Proceeds from sales of securities during 2015 were $60.3 million with gross gains of $633,000 and gross losses of $472,000. Proceeds from sales of securities during 2014 were $21.5 million with gross gains of $456,000 and no gross losses.

In 2014, approximately $158.8 million of investment securities available for sale were transferred into held to maturity. The unrealized holding losses at the date of transfer totaled $3.1 million for the securities transferred into the held to maturity category from available for sale, the unrealized holding losses at the date of transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of these security as an adjustment of yield consistent with the amortization of a discount. The amortization of unrealized holding losses reported in equity will offset the effect or interest income of the amortization of the discount. As of December 31, 2016, the remaining unrealized holding losses totaled $1.8 million.

Securities at December 31, 2016 with a fair value of $193.8 million were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Securities with fair value of $204.2 were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due in less than one year	$0	$0	$8,848	$9,044
Due after one year through five years	0	0	83,308	83,154
Due after five years through ten years	41,547	41,663	139,611	140,167
Due after ten years	0	0	31,415	30,709
	41,547	41,663	263,182	263,074
Mortgage-backed securities of U.S. Government Sponsored Entities	159,941	159,402	287,726	283,488
Collateralized mortgage obligations of U.S. Government Sponsored Entities	147,208	144,964	238,805	234,054
Commercial mortgage backed securities of U.S. Government Sponsored Entities	17,375	17,534	22,351	22,545
Private mortgage-backed securities	0	0	32,780	31,989
Private collateralized mortgage obligations	6,427	6,318	67,542	67,289
Other debt securities	0	0	10,889	10,892
Private commercial mortgage backed securities	0	0	37,534	37,172
	$372,498	$369,881	$960,809	$950,503

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at December 31, 2016 and December 31, 2015, respectively.

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Mortgage-backed securities of U.S. Government Sponsored Entities	$327,759	$(5,991)	$5,387	$(75)	$333,146	$(6,066)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	234,175	(5,599)	58,912	(2,096)	293,087	(7,695)
Commercial mortgage backed securities of U.S. Government Sponsored Entities	7,934	(102)	0	0	7,934	(102)
Private mortgage backed securities	0	0	36,848	(900)	36,848	(900)
Private collateralized mortgage obligations	1,460	0	38,417	(816)	39,877	(816)
Collateralized loan obligations	8,152	(41)	51,694	(938)	59,846	(979)
Obligations of state and political subdivisions	39,321	(895)	0	0	39,321	(895)
Corporate and other debt securities	33,008	(517)	0	0	33,008	(517)
Private commercial mortgage backed securities	12,667	(306)	7,139	(167)	19,806	(473)
Total temporarily impaired securities	$664,476	$(13,451)	$198,397	$(4,992)	$862,873	$(18,443)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Mortgage-backed securities of U.S. Government Sponsored Entities	$112,236	$(1,082)	$14,508	$(256)	$126,744	$(1,338)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	97,512	(973)	147,266	(4,333)	244,778	(5,306)
Private mortgage-backed securities	31,792	(766)	0	0	31,792	(766)
Private collateralized mortgage obligations	19,939	(321)	31,533	(472)	51,472	(793)
Collateralized loan obligations	101,601	(1,642)	60,922	(1,612)	162,523	(3,254)
Obligations of state and political subdivisions	11,570	(110)	0	0	11,570	(110)
Corporate and other debt securities	31,342	(416)	0	0	31,342	(416)
Private commercial mortgage-backed securities	37,838	(720)	0	0	37,838	(720)
Total temporarily impaired securities	$443,830	$(6,030)	$254,229	$(6,673)	$698,059	$(12,703)

The two tables above include securities held to maturity that were transferred from available for sale into held to maturity in 2014. Those securities had unrealized losses of $3.1 million at the date of transfer, and at December 31, 2016, the unamortized balance was $1.8 million. The fair value of those securities in an unrealized loss position for less than 12 months at December 31, 2016 and December 31, 2015 is $22.8 and $38.9 million respectively. The unrealized losses on those securities in an unrealized loss position for less than 12 months at December 31, 2016 and December 31, 2015 is $0.4 and $0.4 million, respectively. None of these securities were in an unrealized loss position for more than twelve months at December 31, 2016 and December 31, 2015, respectively.

At December 31, 2016, approximately $1.7 million of the unrealized losses pertain to private label securities secured by seasoned residential collateral. Their fair value is $76.7 million and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At December 31, 2016, the Company also had $13.9 million of unrealized losses on mortgage backed securities of government sponsored entities having a fair value of $634.2 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At December 31, 2016, the Company also had $1.0 million of unrealized losses on collateralized loan obligations having a fair value of $59.9 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management believes the collateralized loan obligations provide a strong credit enhancement even under severe stress scenarios. Management expects to recover the entire amortized cost basis of these securities.

At December 31, 2016, remaining securities categories has unrealized losses of $1.8 million and summed to a fair value of $92.1 million. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality

As of December 31, 2016 the company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities that have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at December 31, 2016.

Included in other assets is $35.9 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At December 31, 2016, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $35.9 million of cost method investment securities.

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

Note E

Loans

Information relating to portfolio, purchase credit impaired (“PCI”), and purchase unimpaired (“PUL”) loans at December 31 is summarized as follows:

	2016
	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$137,480	$114	$22,522	$160,116
Commercial real estate	1,041,915	11,257	304,420	1,357,592
Residential real estate	784,290	684	51,813	836,787
Commercial and financial	308,731	941	60,917	370,589
Consumer	152,927	0	1,018	153,945
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$2,425,850	$12,996	$440,690	$2,879,536

	2015
	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$97,629	$114	$11,044	$108,787
Commercial real estate	776,875	9,990	222,513	1,009,378
Residential real estate	678,131	922	44,732	723,785
Commercial and financial	188,013	1,083	39,421	228,517
Consumer	82,717	0	2,639	85,356
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$1,823,872	$12,109	$320,349	$2,156,330

(1)	Net loan balances at December 31, 2016 and 2015 include deferred costs of $4.4 million and $7.7 million, respectively.

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

The components of purchased loans are as follows at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	PCI	PULs	Total	PCI	PULs	Total
	(In thousands)			(In thousands)
Construction and land development	$114	$22,522	$22,636	$114	$11,045	$11,159
Commercial real estate	11,257	304,420	315,677	9,990	222,513	232,503
Residential real estate	684	51,813	52,497	922	44,732	45,654
Commercial and financial	941	60,917	61,858	1,083	39,420	40,503
Consumer	0	1,018	1,018	0	2,639	2,639
Carrying value of acquired loans	$12,996	$440,690	$453,686	$12,109	$320,349	$332,458

Carrying value, net of allowance of $0 for 2016 and $137 for 2015	$12,996	$440,690	$453,686	$12,109	$320,212	$332,321

The table below summarizes the changes in accretable yield for PCI loans during the twelve months ended December 31, 2016, and December 31, 2015. See Note S for information related to PCI loans acquired during the period.

Activity during the twelve month period ending December 31, 2016	12/31/2015	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	12/31/2016
	(In thousands)
Accretable yield	$2,610	$2,052	$(15)	$(1,734)	$894	$3,807

Carrying value	$12,109					$12,996
Allowance for loan losses	0					0
Carrying value less allowance for loan losses	$12,109					$12,996

Activity during the twelve month period ending December 31, 2015	12/31/2014	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	12/31/2015
	(In thousands)
Accretable yield	$1,192	$702	$(357)	$(601)	$1,674	$2,610

Carrying value of acquired loans	$7,814					$12,109
Allowance for loan losses	(64)					0
Carrying value less allowance for loan losses	$7,750					$12,109

Activity during the three month period ending December 31, 2014	9/30/2014	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	12/31/2014
	(In thousands)
Accretable yield	$0	$1,256	$(50)	$(96)	$82	$1,192

Carrying value of acquired loans	$0					$7,814
Allowance for loan losses	0					(64)
Carrying value less allowance for loan losses	$0					$7,750

Loans to directors and executive officers totaled $2.1 million and $4.0 million at December 31, 2016 and 2015, respectively. During 2016, new loans to directors and officer totaling $1.2 million were made, and reductions totaled $3.1 million.

At December 31, 2016 and 2015 loans pledged as collateral for borrowings totaled $415 million and $50 million, respectively.

Loans are made to individuals, as well as commercial and tax-exempt entities.  Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.

Concentrations of Credit The Company’s lending activity primarily occurs within the State of Florida, including Orlando in Central Florida and Southeast coastal counties from Brevard County in the north to Palm Beach County in the south, as well as the counties surrounding Lake Okeechobee in the center of the state. The Company’s loan portfolio consists of approximately 60% commercial and commercial real estate loans and 40% consumer and residential real estate loans.

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

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2016 and 2015:

			Accruing
	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
December 31, 2016	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$0	$0	$0	$438	$137,042	$137,480
Commercial real estate	78	171	0	1,784	1,039,882	1,041,915
Residential real estate	1,570	261	0	8,582	773,877	784,290
Commerical and financial	30	0	0	49	308,652	308,731
Consumer	29	59	0	170	152,669	152,927
Other	0	0	0	0	507	507
Total Loans	$1,707	$491	$0	$11,023	$2,412,629	$2,425,850

Purchased Loans
Construction and land development	$0	$0	$0	$32	$22,490	$22,522
Commercial real estate	345	485	0	1,272	302,318	304,420
Residential real estate	153	0	0	1,262	50,398	51,813
Commerical and financial	39	328	0	197	60,353	60,917
Consumer	37	0	0	0	981	1,018
Other	0	0	0	0	0	0
Total Loans	$574	$813	$0	$2,763	$436,540	$440,690

Purchased Impaired Loans
Construction and land development	$0	$0	$0	$0	$114	$114
Commercial real estate	0	0	0	4,285	6,972	11,257
Residential real estate	0	185	0	0	499	684
Commerical and financial	0	0	0	0	941	941
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total Loans	$0	$185	$0	$4,285	$8,526	$12,996

	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
December 31, 2015	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$665	$0	$0	$269	$96,695	$97,629
Commercial real estate	810	0	0	2,301	773,764	776,875
Residential real estate	141	0	0	9,941	668,049	678,131
Commerical and financial	59	0	0	0	187,954	188,013
Consumer	430	0	0	247	82,040	82,717
Other	0	0	0	0	507	507
Total Loans	$2,105	$0	$0	$12,758	$1,809,009	$1,823,872

Purchased Loans
Construction and land development	$0	$0	$0	$40	$11,004	$11,044
Commercial real estate	179	0	0	2,294	220,040	222,513
Residential real estate	66	0	0	0	44,666	44,732
Commerical and financial	39	0	0	130	39,252	39,421
Consumer	39	0	0	0	2,600	2,639
Other	0	0	0	0	0	0
Total Loans	$323	$0	$0	$2,464	$317,562	$320,349

Purchased Impaired Loans
Construction and land development	$0	$0	$0	$0	$114	$114
Commercial real estate	132	0	0	1,816	8,042	9,990
Residential real estate	0	0	0	348	574	922
Commerical and financial	0	0	0	0	1,083	1,083
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total Loans	$132	$0	$0	$2,164	$9,813	$12,109

Nonaccrual loans and loans past due ninety days or more were $18.1 million and $17.4 million at December 31, 2016 and 2015, respectively. The reduction in interest income associated with loans on nonaccrual status was approximately $0.7 million, $0.6 million, and $1.9 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2016 and 2015:

December 31, 2016	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial & Financial	Consumer Loans	Total

Pass	$148,563	$1,319,696	$811,576	$364,241	$153,730	$2,797,806
Special mention	5,037	17,184	1,780	3,949	67	28,017
Substandard	5,497	7,438	2,709	2,153	134	17,931
Doubtful	0	0	0	0	0	0
Nonaccrual	470	7,341	9,844	246	170	18,071
Pass - Troubled debt restructures	44	4,988	358	0	44	5,434
Troubled debt restructures	505	945	10,520	0	307	12,277
Total	$160,116	$1,357,592	$836,787	$370,589	$154,452	$2,879,536

December 31, 2015	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial & Financial	Consumer Loans	Total

Pass	$100,186	$973,942	$697,907	$226,391	$83,786	$2,082,212
Special mention	3,377	12,599	629	1,209	1,392	19,206
Substandard	4,242	9,278	3,197	769	70	17,556
Doubtful	0	0	0	0	0	0
Nonaccrual	309	6,410	10,290	130	247	17,386
Pass - Troubled debt restructures	58	5,893	0	18	0	5,969
Troubled debt restructures	615	1,256	11,762	0	368	14,001
Total	$108,787	$1,009,378	$723,785	$228,517	$85,863	$2,156,330

Note F Impaired Loans and Allowance for Loan Losses

During the twelve months ended December 31, 2016, the total of newly identified TDRs was $2.0 million, of which $1.2 million were accruing residential real estate loans.

The Company's TDR concessions granted generally do not include forgiveness of principal balances. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to yields of new loan originations with comparable risk and loans are performing based on the terms of the restructuring agreements. When a loan is modified as a TDR, there is not a direct, material impact on the loans within the consolidated balance sheet, as principal balances are generally not forgiven. Most loans prior to modification were classified as an impaired loan and the allowance for loan losses is determined in accordance with Company policy.

The following table presents accruing loans that were modified within the twelve months ending December 31, 2016 and 2015:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
	Contracts	Investment	Investment	Recorded	Recorded
		(In thousands)

2016:
Construction and land development	1	$20	$18	$0	$2
Residential real estate	4	1,169	1,019	0	150
	5	$1,189	$1,037	$0	$152
2015:
Construction and land development	2	$220	$218	$0	$2
Residential real estate	1	27	26	0	1
Commercial real estate	3	1,881	1,787	0	94
Consumer	1	48	45	0	3
	7	$2,176	$2,076	$0	$100

During the years 2016, 2015 and 2014, there were no payment defaults on loans that had been modified to a TDR within the previous twelve months. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms has been transferred to non-accrual status or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan losses assigned in accordance with the Company's policy.

At December 31, 2016 and 2015, the Company's recorded investment in impaired loans (excluding PCI loans) and related valuation allowance was as follows:

	Impaired Loans
	for the Year Ended December 31, 2016
		Unpaid	Related	Average	Interest
	Recorded	Principal	Valuation	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	( In thousands )
With no related allowance recorded:
Construction and land development	$226	$321	$0	$193	$17
Commercial real estate	3,267	4,813	0	1,784	215
Residential real estate	9,706	14,136	0	9,370	579
Commercial and financial	199	206	0	15	9
Consumer	0	0	0	168	0
With an allowance recorded:
Construction and land development	51	51	0	605	2
Commercial real estate	6,937	6,949	395	6,699	309
Residential real estate	12,332	12,681	2,059	12,015	455
Commercial and financial	0	0	0	0	0
Consumer	0	0	0	338	0
Total:
Construction and land development	277	372	0	798	19
Commercial real estate	10,204	11,762	395	8,483	524
Residential real estate	22,038	26,817	2,059	21,385	1,034
Commercial and financial	199	206	0	15	9
Consumer	0	0	0	506	0
	$32,718	$39,157	$2,454	$31,187	$1,586

	Impaired Loans
	for the Year Ended December 31, 2015
		Unpaid	Related	Average	Interest
	Recorded	Principal	Valuation	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	( In thousands )
With no related allowance recorded:
Construction and land development	$107	$255	$0	$1,252	$6
Commercial real estate	2,363	3,911	0	2,880	16
Residential real estate	9,256	13,707	0	10,259	168
Commercial and financial	17	17	0	84	1
Consumer	264	349	0	141	3
With an allowance recorded:
Construction and land development	835	870	84	987	29
Commercial real estate	7,087	7,087	429	7,280	302
Residential real estate	12,447	12,803	1,964	15,136	337
Commercial and financial	0	0	0	0	0
Consumer	351	351	40	495	18
Total:
Construction and land development	942	1,125	84	2,239	35
Commercial real estate	9,450	10,998	429	10,160	318
Residential real estate	21,703	26,510	1,964	25,395	505
Commercial and financial	17	17	0	84	1
Consumer	615	700	40	636	21
	$32,727	$39,350	$2,517	$38,514	$880

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At December 31, 2016 and 2015, accruing TDRs totaled $17.7 million and $20.0 million, respectively.

The average recorded investment in impaired loans for the years ended December 31, 2016, 2015 and 2014 was $31.2 million, $38.5 million and $49.6 million, respectively. The impaired loans were measured for impairment based on the value of underlying collateral or the present value of expected future cash flows discounted at the loan's effective interest rate. The valuation allowance is included in the allowance for loan losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $1,586,000, $880,000 and $1,345,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows a total of $235,000, $318,000 and $456,000, respectively, for 2016, 2015 and 2014 was included in interest income and represents the change in present value attributable to the passage of time.

The nonaccrual loans and accruing loans past due 90 days or more (excluding purchased loans) were $11,024,000 and $0, respectively, at December 31, 2016, $12,758,000 and $0, respectively at the end of 2015, and were $18,563,000 and $17,000, respectively, at year-end 2014.

The purchased nonaccrual loans and accruing loans past due 90 days or more were $2,867,000 and $0 , respectively at December 31, 2016, $4,628,000 and $0, respectively, at December 31, 2015 and $2,577,000 and $196,000, respectively, December 31, 2014.

Activity in the allowance for loans losses (excluding PCI loans) for the three years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Ending Balance
	(In thousands)
December 31 , 2016
Construction and land development	$1,151	$(158)	$0	$226	$226	$1,219
Commercial real estate	6,756	2,512	(301)	306	5	9,273
Residential real estate	8,057	(1,145)	(215)	786	571	7,483
Commercial and financial	2,042	400	(615)	1,809	1,194	3,636
Consumer	1,122	802	(244)	109	(135)	1,789
	$19,128	$2,411	$(1,375)	$3,236	$1,861	$23,400
December 31 , 2015
Construction and land development	$722	$1,296	$(1,271)	$404	$(867)	$1,151
Commercial real estate	4,528	2,010	(482)	700	218	6,756
Residential real estate	9,784	(2,208)	(779)	1,260	481	8,057
Commercial and financial	1,179	1,058	(726)	531	(195)	2,042
Consumer	794	552	(341)	117	(224)	1,122
	$17,007	$2,708	$(3,599)	$3,012	$(587)	$19,128
December 31, 2014
Construction and land development	$808	$139	$(640)	$415	$(225)	$722
Commercial real estate	6,160	(2,917)	(398)	1,683	1,285	4,528
Residential real estate	11,659	(1,651)	(1,126)	902	(224)	9,784
Commercial and financial	710	697	(398)	170	(228)	1,179
Consumer	731	182	(193)	74	(119)	794
	$20,068	$(3,550)	$(2,755)	$3,244	$489	$17,007

As discussed in Note A, "Significant Accounting Policies," the allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company's loan portfolio (excluding PCI loans) and related allowance at December 31, 2016 and 2015 is shown in the following tables.

	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
December 31, 2016	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
	(In thousands)

Construction and land development	$277	$0	$159,839	$1,219	$160,116	$1,219
Commercial real estate	10,204	395	1,335,832	8,878	1,346,036	9,273
Residential real estate	22,038	2,059	814,250	5,424	836,288	7,483
Commercial and financial	199	0	369,449	3,636	369,648	3,636
Consumer	0	0	154,452	1,789	154,452	1,789
	$32,718	$2,454	$2,833,822	$20,946	$2,866,540	$23,400

	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
December 31, 2015	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
	(In thousands)

Construction and land development	$942	$84	$107,731	$1,067	$108,673	$1,151
Commercial real estate	9,450	429	989,938	6,327	999,388	6,756
Residential real estate	21,703	1,964	701,160	6,093	722,863	8,057
Commercial and financial	17	0	227,417	2,042	227,434	2,042
Consumer	615	40	85,248	1,082	85,863	1,122
	$32,727	$2,517	$2,111,494	$16,611	$2,144,221	$19,128

Loans collectively evaluated for impairment reported at December 31, 2016 included loans acquired from Floridian on March 11, 2016, BMO on June 3, 2016, Grand on July 17, 2015 and BANKshares on October 1, 2014 that are not PCI loans. At December 31, 2016, the remaining fair value adjustments for loans acquired was approximately $13.7 million, or approximately 3.11% of the outstanding aggregate PUL balances. At December 31, 2015, the remaining fair value adjustments for loans acquired was approximately $14.2 million, or approximately 4.43% of the outstanding aggregate PUL balances.

These amounts, which represents the remaining fair value discount of each PUL, are accreted into interest income over the remaining lives of the related loans on a level yield basis. Provisioning for loan losses of $1.3 million and net charge-offs of $1.2 million were recorded for these loans during 2015. No provision for loan losses was recorded related to these loans at December 31, 2014. The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at December 31, 2016 and 2015.

	December 31, 2016 PCI Loans Individually Evaluated for Impairment		December 31, 2015 PCI Loans Individually Evaluated for Impairment
	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance

Construction and land development	$114	$0	$114	$0
Commercial real estate	11,257	0	9,990	0
Residential real estate	684	0	922	0
Commercial and financial	941	0	1,083	0
Consumer	0	0	0	0
	$12,996	$0	$12,109	$0

Note G Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

		Accumulated	Net
		Depreciation &	Carrying
	Cost	Amortization	Value
		(In thousands)
December 31, 2016
Premises (including land of $14,773)	$71,562	$(22,969)	$48,593
Furniture and equipment	30,281	(20,190)	10,091
	$101,843	$(43,159)	$58,684

December 31, 2015
Premises (including land of $14,839)	$66,965	$(21,298)	$45,667
Furniture and equipment	26,546	(17,634)	8,912
	$93,511	$(38,932)	$54,579

Note H Goodwill and Acquired Intangible Assets

Goodwill totaled $64.6 million at December 31, 2016, a result of the Company's acquisitions of The BANKshares on October 1, 2014 and Floridan Financial Group on March 11, 2016, each a whole bank acquisition, and BMO Harris's Orlando operations on June 3, 2016, and for each totaled $25.2 million, $31.6 million and $7.8 million at year end December 31, 2016, respectively. The acquisition of Grand Bankshares, a whole bank acquisition, on July 17, 2015, was recorded as a bargain purchase, with no goodwill and a bargain purchase gain of $416,000 recorded to income.

Acquired intangible assets consist of core deposit intangibles ("CDI"), which are intangible assets arising from the purchase of deposits separately or from the acquisitions of BANKshares in 2014, Grand Bankshares in 2015, and Floridian Financial Group and BMO Harris's Orlando operations, each in 2016. The change in balance for CDI is as follows:

	2016	2015	2014
	(In thousands)
Beginning of year	$8,594	$7,454	$718
Acquired CDI	8,464	2,564	7,769
Amortization expense	(2,486)	(1,424)	(1,033)
End of year	$14,572	$8,594	$7,454

	(In months)
Remaining Average Amoritzation Period	64	67	71

The gross carrying amount and accumulated amortization of the Company's intangible asset subject to amortization at December 31 is presented below.

	2016		2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Deposit base	$18,796	$(4,224)	$19,827	$(11,233)

The annual amortization expense for the Company's CDI determined using the straight line method in each of the three years subsequent to December 31, 2016 is $2,876,000, and amortization in the fourth and fifth year subsequent to December 31, 2016 is $2,771,000 and $1,567,000, respectively.

Note I Borrowings

A significant portion of the Company's short-term borrowings were comprised of unsecured federal funds purchased and securities sold under agreements to repurchase with maturities primarily from overnight to seven days:

	2016	2015	2014
	(In thousands)
Maximum amount outstanding at any month end	$236,099	$192,786	$218,399
Weighted average interest rate at end of year	0.31%	0.28%	0.18%
Average amount outstanding	$187,560	$168,188	$152,129
Weighted average interest rate during the year	0.26%	0.20%	0.17%

Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the company would be obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. At December 31, 2016, 2015, and 2014, company securities pledged were as follows by collateral type and maturity:

	Overnight and Continuous Maturity
Fair-Value of Pledge Securities	2016	2015	2014
	(In thousands)
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$204,202	$172,005	$153,640

Seacoast Bank had secured lines of credit of $1.0 billion at December 31, 2016, of which $415,000 was outstanding from the Federal Home Loan Bank ("FHLB") at the end of 2016, with their entire amount maturing within 30 days or less. The average rate on the balance at end of year was 0.62% and averaged 0.63% for all of 2016. On April 7, 2016, Seacoast Bank incurred an early redemption cost of $1.8 million related to prepayment of $50.0 million of FHLB advances. The $50.0 million of FHLB borrowings was comprised of two advances of $25.0 million each acquired on September 15, 2007 and November 27, 2007, respectively, and had fixed rates of 3.64% and 2.70%, respectively, payable quarterly.

The Company issued $20.6 million in junior subordinated debentures on March 31 and December 16, 2005, an aggregate of $41.2 million. These debentures were issued in conjunction with the formation of a Delaware and Connecticut trust subsidiary, SBCF Capital Trust I, and SBCF Statutory Trust II ("Trusts I and II"), respectively, which each completed a private sale of $20.0 million of floating rate preferred securities. On June 29, 2007, the Company issued an additional $12.4 million in junior subordinated debentures which was issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Statutory Trust III ("Trust III"), which completed a private sale of $12.0 million of floating rate trust preferred securities. The rates on the trust preferred securities are the 3-month LIBOR rate plus 175 basis points, the 3-month LIBOR rate plus 133 basis points, and the 3-month LIBOR rate plus 135 basis points, respectively. The rates, which adjust every three months, are currently 2.75%, 2.31%, and 2.29%, respectively. The trust preferred securities have original maturities of thirty years, and may be redeemed without penalty, upon approval of the Federal Reserve or upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in March, June, September and December of each year. The Trusts also issued $619,000, $619,000 and $372,000, respectively, of common equity securities to the Company. The proceeds of the offering of trust preferred securities and common equity securities were used by Trusts I and II to purchase the $41.2 million junior subordinated deferrable interest notes issued by the Company, and by Trust III to purchase the $12.4 million junior subordinated deferrable interest notes issued by the Company, all of which have terms substantially similar to the trust preferred securities.

As part of the October 1, 2014 BANKshares acquisition the Company assumed three junior subordinated debentures. Correspondingly, at December 31, 2015 and 2014, the Company had $5.2 million and $4.1 million of Floating Rate Junior Subordinated Deferrable Interest Debentures outstanding which are due December 26, 2032 and March 17, 2034, and callable by the Company, at its option. The rates on these trust preferred securities are the 3-month LIBOR rate plus 325 basis points and the 3-month LIBOR rate plus 279 basis points, respectively. The rates, which adjust every three months, are currently 4.25% percent and 3.78%, respectively, per annum. At December 31, 2015 and 2014, the Company also had $5.2 million outstanding of Junior Subordinated Debentures due February 23, 2036. Coupon rate floats quarterly at the three month LIBOR rate plus 139 basis points. The junior subordinated debenture is redeemable in certain circumstances. The interest rate was 2.31% at December 31, 2016. The above three junior subordinated debentures in accordance with ASU 805 Business Combinations have been recorded at their acquisition date fair values which collectively is $3.5 million lower than face value and will be amortized into interest expense over the remaining term to maturity.

As part of the July 17, 2015 Grand Bank acquisition the Company assumed one junior subordinated debentures. Correspondingly, at December 31, 2016 the company has $7.2 million of Floating Rate Junior Subordinated Deferrable Interest Debenture outstanding which is due December 30, 2034, and callable by the Company, at its option. The interest rate is the 3-month LIBOR rate plus 198 basis points. The rate, which adjusts every three months is currently 2.98%, per annum. The junior subordinated debentures in acccordance with ASU 805 Business Combinations have been recorded at the acquisition date fair values which is $2.1 million lower than face value and will be amortized into interest expense over the remaining term to maturity.

The Company has the right to defer payments of interest on the notes at any time or from time to notes, in the event that under certain circumstances there is an event of default under the notes or the Company has elected to defer interest on the notes, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2016, 2015 and 2014, all interest payments on trust preferred securities were current.

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

Note J

Employee Benefits and Stock Compensation

The Company’s profit sharing and retirement plan covers substantially all employees after one year of service and includes a matching benefit feature for employees electing to defer the elective portion of their profit sharing compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The profit sharing and retirement contributions charged to operations were $1.7 million in 2016, $1.5 million in 2015, and $1.2 million in 2014.

The Company, through its Compensation and Governance Committee of the Board of Directors (the “Compensation Committee”), offers equity compensation to employees and non-employee directors of Seacoast and Seacoast Bank in the form of share-based awards. Stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) vest over time, upon the satisfaction of established performance criteria, or both.

Option awards are granted with an exercise price at least equal to the market price of the Company’s stock at the date of grant. Option and other share-based awards vest at such times as are determined by the Compensation Committee at the time of grant. The options have a maximum term of ten years.

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

Vesting of share-based awards is immediately accelerated on death or disability. Upon the event of a change-in-control, awards are either immediately accelerated, or can be at the discretion of the Compensation Committee. The Compensation Committee may also accelerate vesting upon retirement (including a voluntary termination of employment at age 55) for those employees with five or more years of service with the Company.

Awards are currently granted under the Seacoast 2013 Incentive Plan (“2013 Plan”), which shareholders approved on May 23, 2013 and amended on May 26, 2015 to increase the number of authorized shares for issuance thereunder. The 2013 Plan expires on May 26, 2025. The 2013 Plan replaced the 2000 Incentive Plan and the 2008 Incentive Plan (the “Prior Plans”). Upon adoption of the 2013 Plan, no further awards were granted under the Prior Plans, which remain in effect only so long as awards granted thereunder remain outstanding. Under the terms of the 2013 Plan, approximately 1.2 million shares remain available for issuance as of December 31, 2016.

The impact of share-based compensation on the Company’s financial results is presented below:

(In thousands)	Year Ended December 31,
	2016	2015	2014
Share-based compensation expense	$4,154	$2,859	1,299
Income tax benefit	(1,602)	(963)	(501)

The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2016 is presented below:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock	$4,341	2.2
Stock options	796	3.2
Total	$5,137	2.4

Restricted Stock

Certain RSUs granted in 2016 allow the grantee to earn 0%-175% of the target award as determined by two criteria, the Company’s adjusted net income and its adjusted return on tangible equity through December 31, 2019. If the Company does not achieve the target performance goal for both criteria, then none of these RSUs will vest and they will be forfeited, subject to a one year catch-up performance period.

Information regarding restricted stock is summarized below:

(In thousands, except share and per share data)	Year Ended December 31,
	2016	2015	2014
Shares granted	300,787	250,934	27,692
Weighted-average grant date fair value	$14.90	$13.42	$10.19
Fair value of awards vested(1)	$2,827	$836	$1,455

(1)	Based on grant date fair value

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2016, and changes during the year then ended, is presented below:

(In thousands, except share and per share data)	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2016	543,177	$11.25
Granted	300,787	14.90
Forfeited/Cancelled	(10,631)	14.94
Vested	(303,689)	9.31
Non-vested at December 31, 2016	529,644	$14.37

Stock Options

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rates	1.63%	1.65%	2.70%
Expected dividend yield	0%	0%	0%
Expected volatility	21.9%	15.5%	17.0%
Expected lives (years)	5.0	5.0	5.0

Information regarding stock options as of December 31, 2016, and changes during the year then ended, are presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2016	556,647	$18.02
Granted	243,391	14.94
Exercised	(12,400)	10.82
Forfeited	(8,860)	133.60
Outstanding at December 31, 2016	778,778	$15.86	6.88	$7,369
Exercisable at December 31, 2016	432,660	$17.73	6.73	$4,412

The following table summarizes information related to stock options:

(In thousands, except share and per share data)	Year Ended December 31,
	2016	2015	2014
Options granted	243,391	63,650	413,000
Weighted-average grant date fair value	$3.41	$2.21	$2.26
Intrinsic value of stock options exercised	$80	0	0

The following table summarizes information related to stock options as of December 31, 2016:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)	Shares Exercisable	Weighted Average Exercise Price
$10.54 to $10.78	390,000	7.2	312,239	$10.66
$10.97 to $15.99	360,241	7.0	91,884	13.88
$110.80 to $111.10	28,537	0.3	28,537	111.09
Total	778,778	6.9	432,660	$17.73

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”), as amended, was approved by shareholders on April 25, 1989, and additional shares were authorized for issuance by shareholders on June 18, 2009 and May 2, 2013. Under the ESPP, the Company is authorized to issue up to 300,000 common shares of the Company’s common stock to eligible employees of the Company.  These shares may be purchased by employees at a price equal to 95% of the fair market value of the shares on the purchase date.  Purchases under the ESPP are made monthly.  Employee contributions to the ESPP are made through payroll deductions.

	Year Ended December 31,
	2016	2015	2014
ESPP shares purchased	10,483	9,083	13,294
Weighted-average employee purchase price	$16.02	$13.99	$10.63

Note K Lease Commitments

The Company is obligated under various noncancellable operating leases for equipment, buildings, and land. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. At December 31, 2016, future minimum lease payments under leases with initial or remaining terms in excess of one year are as follows:

(In thousands)
2017	$5,325
2018	4,213
2019	4,026
2020	3,362
2021	2,213
Thereafter	12,429
$31,568

Rent expense charged to operations was $5,293,000 for 2016, $4,133,000 for 2015 and $4,066,000 for 2014. Certain leases contain provisions for renewal and change with the consumer price index.

Note L Income Taxes

The provision for income taxes is as follows:

	Year Ended December 31
	2016	2015	2014
		(In thousands)
Current
Federal	$653	$578	$310
State	30	61	12

Deferred
Federal	12,163	10,818	3,440
State	2,043	2,070	782
	$14,889	$13,527	$4,544

The difference between the total expected tax benefit (computed by applying the U.S. Federal tax rate of 35% to pretax income in 2016, 2015 and 2014) and the reported income tax provision relating to income before income taxes is as follows:

	Year Ended December 31
	2016	2015	2014
		(In thousands)
Tax rate applied to income (loss) before income taxes	$15,431	$12,484	$3,583
Increase (decrease) resulting from the effects of:
Nondeductible acquisition costs	217	441	554
Tax exempt interest on loans, obligations of states and political subdivisions and bank owned life insurance	(1,215)	(761)	(293)
State income taxes	(726)	(746)	(278)
Nontaxable bargain purchase gain	0	(146)	0
Tax credit investments	(55)	0	0
Stock compensation	(731)	127	92
Other	(105)	(3)	92
Federal tax provision	12,816	11,396	3,750
State tax provision	2,073	2,131	794
Total income tax provision	$14,889	$13,527	$4,544

The net deferred tax assets (liabilities) are comprised of the following:

	December 31
	2016	2015
	(In thousands)
Allowance for loan losses	$9,477	$7,759
Premises and equipment	2,334	898
Other real estate owned	841	1,737
Accrued stock compensation	1,561	1,235
Federal tax loss carryforward	28,089	33,507
State tax loss carryforward	6,123	6,593
Alternative minimum tax carryforward	4,261	3,355
Net unrealized securities losses	4,616	3,906
Deferred compensation	3,279	1,829
Accrued interest and fee income	3,267	2,404
Other	3,748	3,185
Gross deferred tax assets	67,596	66,408
Less: Valuation allowance	0	0
Deferred tax assets net of valuation allowance	67,596	66,408

Deposit base intangible	(3,953)	(3,452)
Other	(2,825)	(2,682)
Gross deferred tax liabilities	(6,778)	(6,134)
Net deferred tax assets	$60,818	$60,274

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. The effect of these items is instead recorded as Accumulated Other Comprehensive Income in the shareholders' equity section of the consolidated balance sheet. In 2016, such items consisted primarily of $12.1 million of unrealized losses on certain investments in debt and equity securities accounted for under ASC 320. In 2015, they consisted primarily of $10.1 million of unrealized losses on certain investments in debt and equity securities.

At December 31, 2016, the Company's deferred tax assets ("DTAs") of $60.8 million consists of approximately $48.0 million of net U.S. federal DTAs and $12.8 million of net state DTAs.

As a result of the acquisition of Floridian Financial Group, Inc. (Floridian), the Company recorded a net DTA of $13.3 million. Included in this DTA are $15.6 million of federal net operating loss (NOL) carryovers and $209,000 of alternative minimum tax credit carryovers. There are also $14.9 million of state NOL carryovers. The federal and state NOL’s expire beginning in 2030 and 2029, respectively, while the tax credits have an indefintite life.

Management assesses the necessity of a valuation allowance recorded against DTAs at each reporting period. The determination of whether a valuation allowance for net DTAs is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Based on an assessment of all of the evidence, including favorable trending in asset quality and certainty regarding the amount of future taxable income that the Company forecasts, management concluded that it was more likely than not that its net DTAs will be realized based upon future taxable income. Management’s confidence in the realization of projected future taxable income is based upon analysis of the Company’s risk profile and its trending financial performance, including credit quality. The Company believes it can confidently and reasonably predict future results of operations that result in taxable income at sufficient levels over the future period of time that the Company has available to realize its net DTA.

Management expects to realize the $60.8 million in net DTAs well in advance of the statutory carryforward period. At December 31, 2016, approximately $28.1 million of DTAs relate to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, $6.6 million of the DTAs relate to state net operating losses which will expire in annual installments beginning in 2028 through 2034. Tax credit carryforwards at December 31, 2016 include federal alternative minimum tax credits totaling $4.3 million which have an unlimited carryforward period. Remaining DTAs are not related to net operating losses or credits and therefore, have no expiration date.

A valuation allowance could be required in future periods based on the assessment of positive and negative evidence. Management’s conclusion at December 31, 2016 that it is more likely than not that the net DTAs of $60.8 million will be realized is based upon estimates of future taxable income that are supported by internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recorded for some or all of the Company’s DTAs. The establishment of a DTA valuation allowance could have a material adverse effect on the Company’s financial condition and results of operations.

The Company recognizes interest and penalties, as appropriate, as part of the provisioning for income taxes. No interest or penalties were accrued at December 31, 2016.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation – Stock Compensation (Topic 718). ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. The standard is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted if the entire standard is adopted. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2016-09 in the third quarter of 2016 and recognized a $0.4 million tax benefit in the Consolidated Statements of Operations. An additional $0.4 million tax benefit was recognized in the fourth quarter of 2016. In addition, the Company presented excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows using a retrospective transition method.

As a result of the adoption of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of our low-income housing credit investment has been reflected as income tax expense. Accordingly, $39,000 of such amortization has been reflected as income tax expense for the year ended December 31, 2016. The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2016 were $32,000, $39,000 and $67,000, respectively. The carrying value of the investment in affordable housing credits is $10.0 million at December 31, 2016, of which $8.3 million is unfunded.

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

Jurisdiction	Tax Year
United States of America	2013
Florida	2013

Note M      Noninterest Income and Expenses

Details of noninterest income and expense follow:

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Noninterest income
Service charges on deposit accounts	$9,669	$8,563	$6,952
Trust fees	3,433	3,132	2,986
Mortgage banking fees	5,864	4,252	3,057
Brokerage commissions and fees	2,044	2,132	1,614
Marine finance fees	673	1,152	1,320
Interchange income	9,227	7,684	5,972
Other deposit based EFT fees	477	397	343
BOLI Income	2,213	1,426	252
Gain on participated loan	0	725	0
Other	3,827	2,555	2,248
	37,427	32,018	24,744
Securities gains, net	368	161	469
Bargain purchase gain, net	0	416	0
TOTAL	$37,795	$32,595	$25,213

Noninterest expense
Salaries and wages	$54,096	$41,075	$35,132
Employee benefits	9,903	9,564	8,773
Outsourced data processing costs	13,516	10,150	8,781
Telephone / data lines	2,108	1,797	1,331
Occupancy	13,122	8,744	7,930
Furniture and equipment	4,720	3,434	2,535
Marketing	3,633	4,428	3,576
Legal and professional fees	9,596	8,022	6,871
FDIC assessments	2,365	2,212	1,660
Amortization of intangibles	2,486	1,424	1,033
Asset dispositions expense	553	472	488
Branch closures and new branding	0	0	4,958
Net (gain)/loss on other real estate owned and repossessed assets	(509)	239	310
Early redemption cost for Federal Home Loan Bank advances	1,777	0	0
Other	13,515	12,209	9,988
TOTAL	$130,881	$103,770	$93,366

Note N      Shareholders' Equity

The Company has reserved 300,000 common shares for issuance in connection with an employee stock purchase plan and 1,000,000 common shares for issuance in connection with an employee profit sharing plan. At December 31, 2016, an aggregate of 202,897 shares and 32,120 shares, respectively, have been issued as a result of employee participation in these plans.

Holders of common stock are entitled to one vote per share on all matters presented to shareholders as provided in the Company’s Articles of Incorporation. The Company implemented a dividend reinvestment plan during 2007, issuing no shares from treasury stock during 2016 and 2015.

Required Regulatory Capital

			Minimum for Capital Adequacy Purpose (1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
SEACOAST BANKING CORP
(CONSOLIDATED)

At December 31, 2016:
Total Capital Ratio (to risk-weighted assets)	$432,058	13.25%	$260,790	≥ 8.00%	n/a	n/a
Tier 1 Capital Ratio (to risk-weighted assets)	408,596	12.53	195,592	≥ 6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk-weighted assets)	351,769	10.79	146,694	≥ 4.50%	n/a	n/a
Tier 1 Leverage Ratio (to adjusted average assets)	408,596	9.15	178,656	4.0	n/a	n/a
At December 31, 2015:
Total Capital Ratio (to risk-weighted assets)	$383,039	16.01%	$191,413	≥ 8.00%	n/a	n/a
Tier 1 Capital Ratio (to risk-weighted assets)	363,873	15.21	143,560	≥ 6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk-weighted assets)	317,004	13.25	107,670	≥ 4.50%	n/a	n/a
Tier 1 Leverage Ratio (to adjusted average assets)	363,873	10.70	136,009	≥ 4.00%	n/a	n/a

SEACOAST BANK
(A WHOLLY OWNED BANK SUBSIDIARY)
At December 31, 2016:
Total Capital Ratio (to risk-weighted assets)	$415,147	12.75%	$260,491	≥ 8.00%	$325,987	≥ 10.00%
Tier 1 Capital Ratio (to risk-weighted assets)	391,685	12.03	195,368	≥ 6.00%	260,790	≥ 8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	391,685	12.03	146,526	≥ 4.50%	211,892	≥ 6.50%
Tier 1 Leverage Ratio (to adjusted average assets)	391,685	8.78	178,501	4.0	223,320	≥ 5.00%
At December 31, 2015:
Total Capital Ratio (to risk-weighted assets)	$337,259	14.11%	$191,240	≥ 8.00%	$239,050	≥ 10.00%
Tier 1 Capital Ratio (to risk-weighted assets)	318,093	13.31	143,430	≥ 6.00%	191,240	≥ 8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	318,093	13.31	107,572	≥ 4.50%	155,382	≥ 6.50%
Tier 1 Leverage Ratio (to adjusted average assets)	318,093	9.36	135,929	≥ 4.00%	169,911	≥ 5.00%

(1)	Excludes new capital conservation buffer of 0.625% the Company is subject to, which if not exceeded may constrain dividends, equity repurchases and compensation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2016, that the Company meets all capital adequacy requirements to which it is subject. At December 31, 2016, the capital conservation buffer requisite the Company is subject to was 0.625%.

On February 21, 2017, the Company closed on its offering of 8,912,500 shares of common stock, consisting of 2,702,500 shares sold by the Company and 6,210,000 shares sold by one of its shareholders. Seacoast received proceeds of $56.8 million that will be reduced by legal and professional fees from the issuance of the 2,702,500 shares of its common stock. The Company intends to use the net proceeds from the offering for general corporate purposes, including potential future acquisitions and to support organic growth. Seacoast did not receive any proceeds from the sale of its shareholder's shares. Herbert Lurie, who is a member of our board of directors, is a consulting Senior Advisor to Guggenheim Securities, LLC, an underwriter of this offering. Under his consulting agreement with Guggenheim, Mr. Lurie is entitled to receive customary compensation, including in connection with our offering of common stock. Mr. Lurie has recused himself and will continue to recuse himself from any board decisions regarding the offering.

Note O

Seacoast Banking Corporation of Florida

(Parent Company Only) Financial Information

Balance Sheets

	December 31
	2016	2015
	(In thousands)
ASSETS
Cash	$648	$364
Securities purchased under agreement to resell with subsidiary bank, maturing within 30 days	12,676	43,323
Investment in subsidiaries	494,809	383,516
Other assets	1,211	10
	$509,344	$427,213

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$70,241	$69,961
Other liabilities	3,706	3,799
Shareholders' equity	435,397	353,453
	$509,344	$427,213

Statements of Income (Loss)

	Year Ended December 31
	2016	2015	2014
	(In thousands)

Income
Interest/other	$352	$115	$43
Dividends from subsidiary Bank	0	0	0
	352	115	43

Interest expense	2,115	1,671	1,053
Other expenses	462	317	1,000
Loss before income tax benefit and equity in undistributed income of subsidiaries	(2,225)	(1,873)	(2,010)
Income tax benefit	(801)	(661)	(704)

Income (loss) before equity in undistributed income of subsidiaries	(1,424)	(1,212)	(1,306)
Equity in undistributed income of subsidiaries	30,626	23,353	7,002
Net income	$29,202	$22,141	$5,696

Statements of Cash Flows

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Cash flows from operating activities
Net Income	$29,202	$22,141	$5,696
Equity in undistributed (income) loss of subsidiaries	(30,626)	(23,353)	(7,002)
Net (increase) decrease in other assets	(12)	10	0
Net increase (decrease) in other liabilities	12	(48)	(76)
Net cash used in operating activities	(1,424)	(1,250)	(1,382)

Cash flows from investing activities
Net cash paid for bank acquisition	(28,905)	0	0
Investment in unconsolidated subsidiary	(200)	0	0
Decrease (increase) in securities purchased under agreement to resell, maturing within 30 days, net	30,647	(5,487)	(37,044)
Net cash provided by (used in) investment activities	1,542	(5,487)	(37,044)

Cash flows from financing activities
Issuance of common stock, net of related expense	0	0	24,637
Subordinated debt increase	0	6,494	13,208
Stock based employment plans	166	127	142
Net cash provided by financing activities	166	6,621	37,987

Net change in cash	284	(116)	(439)
Cash at beginning of year	364	480	919
Cash at end of year	$648	$364	$480

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,824	$1,487	$1,058

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, equipment, and commercial and residential real estate. Of the $532,082,000 in commitments to extend credit outstanding at December 31, 2016, $273,658,000 is secured by 1-4 family residential properties for individuals with approximately $87,292,000 at fixed interest rates ranging from 2.875 to 5.250%.

Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. These instruments have fixed termination dates and most end without being drawn; therefore, they do not represent a significant liquidity risk. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting these commitments for which collateral is deemed necessary. The extent of collateral held for secured standby letters of credit at December 31, 2016 and 2015 amounted to $46,647,000 and $5,259,000, respectively.

Unfunded limited partner equity commitments at December 31, 2016 totaled $10,148,000 that the Company has committed to small business investment companies under the SBIC Act to be used to provide capital to small businesses, and entities that provide low income housing tax credits.

Unfunded commitments for the Company at December 31, 2016 and 2015 are as follows:

	December 31
	2016	2015
	(In thousands)
Contract or Notional Amount

Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit	$532,082	$343,245

Standby letters of credit and financial guarantees written:
Secured	10,776	9,593
Unsecured	554	93

Unfunded limited partner equity commitment	10,148	2,911

The Company’s subsidiary bank renewed its contract for outsourced data services on December 31, 2012 for a period of five years and six months which requires a minimum payment for early termination without cause as follows:

Year End December 31,	(In thousands)

2016	$7,707
2017	2,569

Note Q Fair Value

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at December 31, 2016 and December 31, 2015 included:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	Level 1	Level 2	Level 3
At December 31, 2016
Available for sale securities (1)	$950,503	$100	$950,403	$0
Loans held for sale (2)	15,332	0	15,332	0
Loans (3)	4,120	0	3,170	950
Other real estate owned (4)	9,949	0	0	9,949

At December 31, 2015
Available for sale securities (1)	$790,766	$225	$790,541	$0
Loans held for sale (2)	23,998	0	23,998	0
Loans (3)	7,511	0	6,052	1,459
Other real estate owned (4)	7,039	0	598	6,441

(1)	See Note D for further detail of fair value of individual investment categories.
(2)	Recurring fair value basis determined using observable market data.
(3)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(4)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.

The fair value of impaired loans which are not troubled debt restructurings is based on recent real estate appraisals less estimated costs of sale.  For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach.  These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach.  A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral.  At December 31, 2016 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.8%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time.  As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $4.1 million with a specific reserve of $0.4 million at December 31, 2016, compared to $7.5 million with a specific reserve of $2.9 million at December 31, 2015.

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

During the twelve months ended December 31, 2016, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers in totaled $0.3 million consisting of loans that became impaired for the twelve months ended December 31, 2016.  Transfers out consisted of charge offs of $0.1 million, and loan foreclosures migrating to OREO and other reductions (including principal payments) totaling $0.7 million.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company's provision for loan losses.

For OREO classified as level 3 during the twelve months ended December 31,  2016, transfers in consisted of foreclosed loans totaling $2.5 million and migrated branches taken out of service of $7.3 million, transfers out totaled $6.4 million and consisted entirely of sales.

The carrying amount and fair value of the Company's other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of December 31, 2016 and December 31, 2015 is as follows:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3
At December 31, 2016
Financial Assets
Securities held to maturity (1)	$372,498	$0	$369,881	$0
Loans, net	2,852,016	0	0	2,840,993
Financial Liabilities
Deposits	3,523,245	0	0	3,523,322
Subordinated debt	70,241	0	54,908	0

At December 31, 2015
Financial Assets
Securities held to maturity (1)	$203,525	$0	$202,813	$0
Loans, net	2,129,691	0	0	2,147,024
Financial Liabilities
Deposits	2,844,387	0	0	2,843,800
FHLB borrowings	50,000	0	51,788	0
Subordinated debt	69,961	0	52,785	0

(1)	See Note D for further detail of recurring fair value basis of individual investment categories.

The short maturity of Seacoast’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, interest bearing deposits with other banks, federal funds purchased, FHLB borrowings and securities sold under agreement to repurchase, maturing within 30 days.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31, 2016 and December 31, 2015:

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

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have a complicated structure. The Company’s entire portfolio consists of traditional investments, the majority of which are U.S. Treasury obligations, federal agency bullet, mortgage pass-through securities, or general obligation or revenue based municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. The fair value of the collateralized loan obligations is determined from broker quotes. From time to time, the Company will validate, on a sample basis, prices supplied by brokers and the independent pricing service by comparison to prices obtained from other brokers and third-party sources or derived using internal models.

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

Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on contractual terms of the loan in accordance with Company policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual at December 31, 2016 and December 31, 2015, respectively.

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Aggregate fair value	$15,332	$23,998
Contractual balance	14,904	23,384
Gains (losses)	428	614

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

In 2016, 2015, and 2014, options and warrants to purchase 131,000, 456,000, and 293,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	Year Ended December 31
	Net Income		Per Share
	(Loss)	Shares	Amount
	(Dollars in thousands,
	except per share data)
2016
Basic Earnings Per Share
Income available to common shareholders	$29,202	36,872,007	$0.79
Diluted Earnings Per Share
Employee restricted stock and stock options (See Note J)		636,039
Income available to common shareholders plus assumed conversions	$29,202	37,508,046	$0.78

2015
Basic Earnings Per Share
Income available to common shareholders	$22,141	33,495,827	$0.66
Diluted Earnings Per Share
Employee restricted stock and stock options (See Note J)		248,344
Income available to common shareholders plus assumed conversions	$22,141	33,744,171	$0.66

2014
Basic Earnings Per Share
Income available to common shareholders	$5,696	27,538,955	$0.21
Diluted Earnings Per Share
Employee restricted stock and stock options (See Note J)		177,940
Income available to common shareholders plus assumed conversions	$5,696	27,716,895	$0.21

Note S - Business Combinations

Acquisition of Grand Bankshares, Inc.

On July 17, 2015, the Company completed its previously announced acquisition of Grand Bankshares, Inc. (“Grand”) as set forth in the Agreement and Plan of Merger (“Agreement”) whereby Grand merged with and into the Company. Pursuant to and simultaneously with the merger of Grand with and into the Company, Grand’s wholly owned subsidiary bank, Grand Bank & Trust of Florida (“GB”), merged with and into the Company’s subsidiary bank, Seacoast Bank. The acquisition related costs were approximately $3.1 million and these expenses are reported in noninterest expenses in the consolidated statement of income. As a result of this acquisition, the Company expects to further solidify its market share in the attractive Palm Beach market, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

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

July 15, 2015
Grand preferred B shares exchanged for cash	$1,481,000

Number of Grand common shares outstanding	3,501,185
Per share exchange ratio	0.3114
Number of shares of common stock issued	1,090,269
Multiplied by comon stock price per share on July 17, 2015	$15.75
Value of common stock issued	17,171,737

Total purchase price	$18,652,737

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

(Dollars in thousands)	July 17, 2015

Contractually required principal and interest	$12,552
Non-accretable difference	(4,249)
Cash flows expected to be collected	8,303
Accretable yield	(702)
Total purchased credit impaired loans acquired	$7,601

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

The Company recognized no goodwill for this acquisition, based on the fair values of the assets acquired and liabilities assumed as of the acquisition date and, in some instances, based on use of third party experts for valuations. The acquisition of Grand constituted a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates and future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

The operating results of the Company for the twelve months ended December 31, 2015 includes the operating results of the acquired assets and assumed liabilities since the date of acquisition of July 17, 2015.

Acquisition of Floridian Financial Group, Inc.

On March 11, 2016, the Company completed its acquisition of Floridian Financial Group, Inc. (“Floridian”), the parent company of Floridian Bank. Simultaneously, upon completion of the merger, Floridian’s wholly owned subsidiary bank, Floridian Bank, was merged with and into Seacoast Bank. Floridian, headquartered in Lake Mary, Florida, operated 10 branches in Orlando and Daytona Beach, of which several were consolidated with Seacoast locations. This acquisition added approximately $417 million in total assets, $337 million in deposits, and $267 million in loans to Seacoast. As a result of this acquisition the Company expects to further solidify its market share in the Central Florida market, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

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

March 11, 2016
Floridian shares exchanged for cash	$26,699,000

Number of Floridian common shares outstanding	6,222,119
Per share exchange ratio	0.5289
Number of shares of common stock issued	3,291,066
Multiplied by common stock price per share on March 11, 2016	$15.47
Value of common stock issued	50,912,791

Total purchase price	$77,611,791

The acquisition is accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Loans that were nonaccrual and all loan relationships identified as impaired as of the acquisition date were considered by management to be credit impaired and were accounted for pursuant to ASC Topic 310-30.

		Measurement
	March 11, 2016	Period	March 11, 2016
	(Initially Reported)	Adjustments	(As Adjusted)
	(in thousands)
Assets:
Cash	$28,243	$0	$28,243
Investment securities	66,912	95	67,007
Loans, net	268,249	(2,112)	266,137
Fixed assets	7,801	(628)	7,173
Core deposit intangibles	3,375	0	3,375
Goodwill	29,985	1,647	31,632
Other assets	12,879	998	13,877
	$417,444	$0	$417,444

Liabilities:
Deposits	$337,341	$0	$337,341
Other liabilities	2,492	0	2,492
	$339,833	$0	$339,833

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

(Dollars in thousands)	March 11, 2016

Contractually required principal and interest	$8,031
Non-accretable difference	(4,820)
Cash flows expected to be collected	3,211
Accretable yield	(568)
Total purchased credit impaired loans acquired	$2,643

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

The Company recognized goodwill of $32 million for this acquisition that is nondeductible for tax purposes. The acquisition of Floridian constitutes a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events, and in some instances rely on use of third party experts.

The operating results of the Company for the twelve months ended December 31, 2016 include the operating results of the acquired assets and assumed liabilities since the date of acquisition of March 11, 2016. Pro-forma data for the twelve months ended December 31, 2016 and 2015 listed in the table below present pro-forma information as if the acquisition occurred at the beginning of 2015.

	Twelve Months Ended
	December 31,
(Dollars in thousands, except per share amounts)	2016	2015

Net interest income	$142,354	$122,413
Net income available to common shareholders	30,466	27,070
EPS - basic	$0.81	$0.74
EPS - diluted	0.80	0.73

Acquisition of BMO Harris Central Florida Offices, Deposits and Loans

On June 3, 2016, Seacoast Bank assumed approximately $314 million in deposits related to business and consumer banking customers at a deposit premium of 3.0% of the deposit balances, $63 million in business loans at a loan premium of 0.5%, and fourteen branches of BMO Harris Bank N.A. (“BMO”), located in the Orlando Metropolitan Statistical Area (“MSA”). As a result of this acquisition the Company expects to further improve its market share in the Central Florida market, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

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

		Measurement
	June 3, 2016	Period	June 3, 2016
	(Initially Reported)	Adjustments	(As Adjusted)
	(in thousands)
Assets:
Cash from BMO (net of payable)	$234,094	$0	$234,094
Loans, net	62,671	0	62,671
Fixed assets	3,715	0	3,715
Core deposit intangibles	5,223	(135)	5,088
Goodwill	7,645	163	7,808
Other assets	952	(28)	924
	$314,300	$0	$314,300

Liabilities:
Deposits	$314,248	$0	$314,248
Other liabilities	52	0	52
	$314,300	$0	$314,300

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

The Company recognized intangibles (including goodwill) of approximately $13 million for this acquisition that is deductible for tax purposes over a 15-year period. The acquisition of BMO Harris’s Orlando banking operations by Seacoast Bank constitutes a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, and in some instances rely on use of third party experts. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. For the BMO Harris transaction, fair values as presented for loans, fixed assets, deposits, and certain other assets and liabilities are necessarily considered preliminary.

Announced Acquisition of GulfShore Bancshares, Inc.

On November 3, 2016, the Company announced that it signed a definitive agreement to acquire GulfShore Bancshares, Inc. (“GulfShore”), the parent company of GulfShore Bank. Upon completion of the merger, Seacoast expects GulfShore Bank will be merged into Seacoast Bank. GulfShore, headquartered in Tampa, Florida, currently operates three branches in Tampa and will add approximately $328 million in assets, $276 million in deposits, and $262 million in loans to Seacoast.

Under the terms of the definitive agreement, each share of GulfShore common stock (except for specified shares of GulfShore common stock held by GulfShore or Seacoast and any dissenting shares) will be converted into the right to receive the combination of $1.47 in cash and 0.4807 shares of Seacoast common stock.

The transaction is expected to close on April 7, 2017.

The acquisition will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Some disclosures are being omitted at this time as the information is not available and incomplete. The Company will recognize goodwill on this acquisition which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill will be calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date, which at the time of this filing were incomplete and reliant upon use of third party experts for pending valuations, including the core deposit intangible and pending appraisals on purchased unimpaired loans and purchased credit impaired loans, bank premises and other fixed assets, other real estate owned, subordinated debt, and remaining assets and other liabilities. Loans that are nonaccrual and all loan relationships identified as impaired as of the acquisition date will be considered by management to be credit impaired and will be accounted for pursuant to ASC Topic 310-30.

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