Form 10-Q
period 2017-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2017-05-09
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Common Stock, $0.10 Par Value – 40,715,938 shares as of March 31, 2017

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	March 31,	December 31,
(Dollars in thousands, except share amounts)	2017	2016
ASSETS
Cash and due from banks	$133,923	$82,520
Interest bearing deposits with other banks	10,914	27,124
Total cash and cash equivalents	144,837	109,644

Securities:
Available for sale (at fair value)	909,275	950,503
Held to maturity (fair value: $378,232 at March 31,
2017, and $369,881 at December 31, 2016)	379,657	372,498
Total Securities	1,288,932	1,323,001

Loans held for sale (at fair value)	16,326	15,332

Loans	2,973,759	2,879,536
Less: Allowance for loan losses	(24,562)	(23,400)
NET LOANS	2,949,197	2,856,136

Bank premises and equipment, net	58,611	58,684
Other real estate owned	7,885	9,949
Goodwill	64,649	64,649
Other intangible assets, net	13,853	14,572
Bank owned life insurance	85,237	84,580
Net deferred income taxes	55,834	60,818
Other assets	84,414	83,567
TOTAL ASSETS	$4,769,775	$4,680,932

LIABILITIES
Deposits	$3,678,645	$3,523,245
Federal funds purchased and securities sold under
agreements to repurchase, maturing within 30 days	183,107	204,202
Federal Home Loan Bank (FHLB) borrowings	302,000	415,000
Subordinated debt	70,311	70,241
Other liabilities	33,218	32,847
TOTAL LIABILITIES	4,267,281	4,245,535

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized
60,000,000 shares, issued 40,781,857 and
outstanding 40,715,938 shares at March 31,
2017 and issued 38,090,568 and outstanding
38,021,835 shares at December 31, 2016	4,075	3,802
Other shareholders' equity	498,419	431,595
TOTAL SHAREHOLDERS' EQUITY	502,494	435,397
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,769,775	$4,680,932

See notes to condensed consolidated financial statements.

3

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2017	2016
Interest and fees on loans	$31,891	$26,034
Interest and dividends on securities	8,374	5,847
Interest on interest bearing deposits and other
investments	510	290
TOTAL INTEREST INCOME	40,775	32,171

Interest on deposits	1,190	917
Interest on borrowed money	1,420	1,032
TOTAL INTEREST EXPENSE	2,610	1,949

NET INTEREST INCOME	38,165	30,222

Provision for loan losses	1,304	199

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	36,861	30,023

Noninterest income
Other income	9,905	8,630
Securities gains, net (includes net gains of $0 and $47 in
other comprehensive income reclassifications for the three
months ended March 31, 2017 and 2016 respectively)	0	89
TOTAL NONINTEREST INCOME	9,905	8,719

TOTAL NONINTEREST EXPENSES	34,746	32,341

INCOME BEFORE INCOME TAXES	12,020	6,401

Provision for income taxes (includes $0 and $18 in income
tax provision from reclassification items for the three
months ended March 31, 2017 and 2016, respectively.)	4,094	2,435
NET INCOME	$7,926	$3,966

PER SHARE COMMON STOCK:
Net income diluted	$0.20	$0.11
Net income basic	0.20	0.11
Cash dividends declared	0.00	0.00
Average shares outstanding - diluted	39,498,835	35,452,968
Average shares outstanding - basic	38,839,284	34,848,875

See notes to condensed consolidated financial statements.

4

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
NET INCOME	$7,926	$3,966
Other comprehensive income:
Unrealized gains on securities available for sale	3,175	7,784
Amortization of unrealized losses on securities transferred to held to maturity, net	122	122
Reclassification adjustment for gains included in net income	0	(89)
Income tax effect on other comprehensive income	(1,268)	(3,017)
COMPREHENSIVE INCOME	$9,955	$8,766

See notes to condensed consolidated financial statements.

5

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,926	$3,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,341	1,064
Amortization of premiums and discounts on securities, net	1,056	1,021
Other amortization and accretion, net	268	(237)
Stock based compensation	1,315	673
Origination of loans designated for sale	(47,149)	(35,135)
Sale of loans designated for sale	46,603	39,266
Provision for loan losses	1,304	199
Deferred income taxes	3,860	2,423
Gains on sale of securities	0	(89)
Gains on sale of loans	(815)	(700)
Gains on sale of other real estate owned	(346)	(51)
Losses and writedowns on disposition of fixed assets	429	692
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease (increase) in other assets	324	(40)
Net increase in other liabilities	647	2,655
Net cash provided by operating activities	16,763	15,707

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of securities available for sale	54,783	26,018
Maturity of securities held to maturity	25,171	5,368
Proceeds from sale of securities available for sale	0	10,416
Purchases of securities available for sale	(11,116)	(81,880)
Purchases of securities held to maturity	(31,963)	0
Net new loans and principal repayments	(94,262)	(31,810)
Proceeds from the sale of other real estate owned	2,417	1,542
Proceeds from sale of FHLB and Federal Reserve Bank stock	9,053	1,700
Purchase of FHLB and Federal Reserve Stock	(4,935)	(1,956)
Purchase of VISA Class B stock	(6,180)	0
Net cash from bank acquisition	0	1,544
Additions to bank premises and equipment	(1,697)	(1,118)
Net cash used in investing activities	(58,729)	(70,176)

See notes to condensed consolidated financial statements.

6

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$155,423	$40,719
Net increase (decrease) in federal funds purchased and repurchase agreements	(21,095)	26,325
Net decrease in FHLB borrowings	(113,000)	0
Issuance of common stock, net of related expense	55,660	0
Stock based employee benefit plans	171	(14)
Dividends paid	0	0
Net cash provided by financing activities	77,159	67,030
Net increase in cash and cash equivalents	35,193	12,561
Cash and cash equivalents at beginning of period	109,644	136,067
Cash and cash equivalents at end of period	$144,837	$148,628

Supplemental disclosure of non cash investing activities:
Transfers from loans to other real estate owned	0	2,217
Transfers from bank premises to other real estate owned	0	326

See notes to condensed consolidated financial statements.

7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Seacoast Banking Corporation of Florida and Subsidiaries

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

NOTE B — RECENTLY ISSUED ACCOUNTING STANDARDS, Not adopted as of March 31, 2017

The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on the Company's financial statements:

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-08, requiring entities to amortize premiums on certain purchased callable debt securities to their earliest call date. The accounting for purchased callable debt securities held at a discount did not change. Amortizing the premium to the earliest call date generally aligns interest income recognition with the economics of instruments. This guidance requires a modified retrospective transition under which a cumulative adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This guidance is effective for fiscal years beginning after December 15, 2018. Adoption is being evaluated as to its effect on the Company’s operating results or financial condition.

In January 2017, the FASB issued ASU 2017-04, eliminating Step 2 from the goodwill impairment test. Under the amendments to the guidance, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized, however, should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The guidance is effective for annual periods or any interim goodwill impairment tests beginning after December 15, 2019 using a prospective transition method. Early adoption is permitted. Adoption of this standard is being evaluated as to its effect on the Company’s operating results or financial condition.

In August and November 2016, the FASB issued final guidance via ASU 2016-15 and ASU 2016-18, which address classification of certain cash receipts and cash payments, including changes in restricted cash, in the statement of cash flows. The guidance may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows, the purpose being to reduce diversity in practice. The Company is evaluating the impact of ASU 2016-15 and 2016-18 on the Company’s statement of cash flows which will generally be applied retrospectively for fiscal years beginning after December 15, 2017.

In June 2016, the FASB issued ASU 2016-13 for “Measurement of Credit Losses on Financial Instruments” to replace the incurred loss impairment methodology with a current expected credit loss methodology for financial instruments measured at amortized cost and other commitments to extend credit. Expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and supportable forecasts. The resultant allowance for credit losses reflects the portion of the amortized cost basis that the entity does not expect to collect. Additional quantitative and qualitative disclosures are required upon adoption. The Company is assessing current loan loss estimation models and processes to determine the need for changes as part of its evaluation of the impact of this new accounting guidance. Adoption is required January 1, 2020, with early adoption permitted on January 1, 2019.

In March 2016, under ASU 2016-04, “Liabilities – Extinguishments of Liabilities, Breakage for Certain Prepaid Stored-Value Products” the FASB intends for entities to recognize liabilities for the sale of prepaid stored value products redeemable for goods, services, or cash. This guidance aligns recognition of breakage for these liabilities in a way consistent with how gift card breakage will be recognized. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements. Effective date for implementation of the guidance is for annual periods after December 15, 2018.

In February 2016, the FASB amended existing guidance related to the recognition of lease assets and lease liabilities on the balance sheet and disclosures of key information about leasing arrangements, under ASU 2016-02. The guidance requires all parties to classify leases to determine how to recognize lease-related revenue and expense. The amendment requires lessees to put most leases on their balance sheet and record expenses to the income statement. Changes in the guidance eliminate real estate centric provisions for sale-leaseback transactions, including initial direct costs and lease execution costs for all entities. For lessors, the new FASB standard modifies classification criteria and accounting for sales type and direct financing leases. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements. The amended accounting guidance is applicable to periods after December 15, 2018 and interim periods within that year.

In January 2016, the FASB issued ASU 2016-01 for “Recognition and Measurement of Financial Assets and Liabilities.” The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The update requires: a) equity investments (except those accounted for under the equity method of accounting) to be measured at fair value and recognized in net income, b) simplifies impairment assessments of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and if impaired requires measurement of the investment at fair value, c) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value, d) requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, e) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, and g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The ASU is effective for fiscal years beginning after December 15, 2017, and must be adopted on a modified retrospective basis, including interim periods within those fiscal years. The adoption of ASU 2016-01 is being evaluated for its impact on the Company’s operating results and financial condition.

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

NOTE C — BASIC AND DILUTED EARNINGS PER COMMON SHARE

For each three month period ended March 31, 2017 and 2016, options to purchase 84,000 shares and 225,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2017	2016
Basic:
Income available to common shareholders	$7,926	$3,966
Average basic shares outstanding	38,839,284	34,848,875
Basic earnings per share	$0.20	$0.11

Diluted:
Income available to common shareholders plus assumed conversions	$7,926	$3,966
Average basic shares outstanding	38,839,284	34,848,875
Restricted stock and stock options	659,551	604,093
Average diluted shares outstanding	39,498,835	35,452,968
Diluted earnings per share	$0.20	$0.11

The diluted impact of restricted stock and stock options is calculated under the treasury method.

NOTE D — SECURITIES

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations
of U.S. Government Sponsored Entities	$11,366	$273	$0	$11,639
Mortgage-backed securities of U.S.
Government Sponsored Entities	290,933	706	(3,847)	287,792
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	228,035	385	(4,778)	223,642
Commercial mortgage backed securities of
U.S. Government Sponsored Entities	22,328	369	(21)	22,676
Private mortgage backed securities	32,816	0	(651)	32,165
Private collateralized mortgage obligations	61,173	548	(647)	61,074
Collateralized loan obligations	101,883	917	(71)	102,729
Obligations of state and political subdivisions	62,989	709	(860)	62,838
Corporate and other debt securities	72,480	410	(341)	72,549
Private commercial mortgage backed securities	32,403	140	(372)	32,171
	$916,406	$4,457	$(11,588)	$909,275

SECURITIES HELD TO MATURITY
Mortgage-backed securities of
U.S. Government Sponsored Entities	$188,402	$871	$(1,332)	$187,941
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	140,786	395	(2,041)	139,140
Commercial mortgage backed securities of
U.S. Government Sponsored Entities	17,399	383	(23)	17,759
Collateralized loan obligations	26,904	430	(26)	27,308
Private collateralized mortgage obligations	6,166	4	(86)	6,084
	$379,657	$2,083	$(3,508)	$378,232

	December 31, 2016
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations
of U.S. Government Sponsored Entities	$12,073	$255	$0	$12,328
Mortgage-backed securities of U.S.
Government Sponsored Entities	287,726	585	(4,823)	283,488
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	238,805	314	(5,065)	234,054
Commercial mortgage backed securities of
U.S. Government Sponsored Entities	22,351	222	(28)	22,545
Private mortgage backed securities	32,780	0	(791)	31,989
Private collateralized mortgage obligations	67,542	563	(816)	67,289
Collateralized loan obligations	124,716	838	(665)	124,889
Obligations of state and political subdivisions	63,161	622	(895)	62,888
Corporate and other debt securities	74,121	257	(517)	73,861
Private commercial mortgage backed securities	37,534	111	(473)	37,172
	$960,809	$3,767	$(14,073)	$950,503

SECURITIES HELD TO MATURITY
Mortgage-backed securities of
U.S. Government Sponsored Entities	$159,941	$704	$(1,243)	$159,402
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	147,208	386	(2,630)	144,964
Commercial mortgage backed securities of
U.S. Government Sponsored Entities	17,375	233	(74)	17,534
Collateralized loan obligations	41,547	430	(314)	41,663
Private collateralized mortgage obligations	6,427	0	(109)	6,318
	$372,498	$1,753	$(4,370)	$369,881

There were no sales of securities during the three month period ended March 31, 2017. Proceeds from sales during the three month period ended March 31, 2016 were $10.4 million, with gross gains of $100,000 and gross losses of $11,000.

In 2014, approximately $158.8 million of investment securities available for sale were transferred into held to maturity. The unrealized holding losses at the date of transfer totaled $3.1 million for the securities transferred into the held for maturity category from available for sale. The unrealized holding losses at the date of the transfer continue to be reported in other comprehensive income, and are amortized over the remaining life of these securities as an adjustment of yield in a manner consistent with the amortization of a discount. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. At March 31, 2017, the remaining unrealized holding losses totaled $1.7 million.

Securities at March 31, 2017 with a fair value of $187.6 million, were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Securities with a fair value of $183.1 million were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in less than one year	$0	$0	$9,533	$9,734
Due after one year through
five years	0	0	77,180	77,564
Due after five years
through ten years	26,904	27,308	119,950	121,095
Due after ten years	0	0	31,350	30,640
	26,904	27,308	238,013	239,033
Mortgage-backed
securities of U.S. Government
Sponsored Entities	188,402	187,941	290,933	287,792
Collateralized mortgage
obligations of U.S. Government
Sponsored Entities	140,786	139,140	228,035	223,642
Commercial mortgage-backed
securities of U.S. Government
Sponsored Entities	17,399	17,759	22,328	22,676
Private mortgage backed securities	6,166	6,084	32,816	32,165
Private collateralized mortgage
obligations	0	0	61,173	61,074
Other debt securities	0	0	10,705	10,722
Private commercial mortgage
backed securities	0	0	32,403	32,171
	$379,657	$378,232	$916,406	$909,275

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and the period of time for which these losses were outstanding at March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securties of
U.S. Government Sponsored Entities	$275,646	$(4,550)	$41,533	$(629)	$317,179	$(5,179)
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	159,951	(3,315)	124,465	(3,504)	284,416	(6,819)
Commercial mortgage-backed securties of
U.S. Government Sponsored Entities	7,988	(44)	0	0	7,988	(44)
Private mortage backed securities	0	0	36,879	(737)	36,879	(737)
Private collateralized mortgage obligations	1,721	(5)	33,735	(642)	35,456	(647)
Collateralized loan obligations	0	0	18,207	(97)	18,207	(97)
Obligations of state and political subdivisions	28,536	(718)	10,774	(142)	39,310	(860)
Corporate and other debt securities	13,763	(332)	4,828	(9)	18,591	(341)
Private commercial mortgage backed
securities	12,041	(291)	4,056	(81)	16,097	(372)
Total temporarily impaired securities	$499,646	$(9,255)	$274,477	$(5,841)	$774,123	$(15,096)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securties of
U.S. Government Sponsored Entities	$327,759	$(5,991)	$5,387	$(75)	$333,146	$(6,066)
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	234,175	(5,599)	58,912	(2,096)	293,087	(7,695)
Commercial mortgage-backed securties of
U.S. Government Sponsored Entities	7,934	(102)	0	0	7,934	(102)
Private mortage backed securities	0	0	36,848	(900)	36,848	(900)
Private collateralized mortgage obligations	1,460	0	38,417	(816)	39,877	(816)
Collateralized loan obligations	8,152	(41)	51,694	(938)	59,846	(979)
Obligations of state and political subdivisions	39,321	(895)	0	0	39,321	(895)
Corporate and other debt securities	33,008	(517)	0	0	33,008	(517)
Private commercial mortgage backed
securities	12,667	(306)	7,139	(167)	19,806	(473)
Total temporarily impaired securities	$664,476	$(13,451)	$198,397	$(4,992)	$862,873	$(18,443)

The two tables above include securities held to maturity that were transferred from available for sale into held to maturity during 2014. Those securities had unrealized losses of $3.1 million at the date of transfer, and at March 31, 2017, the unamortized balance was $1.7 million. The fair value of those securities in an unrealized loss position for less than twelve months at March 31, 2017 and December 31, 2016 was $21.5 million and $22.8 million, respectively. The unrealized losses on those securities in an unrealized loss position for less than twelve months at March 31, 2017 and December 31, 2016 was $0.3 million and $0.4 million, respectively. None of these securities were in an unrealized loss position for more than twelve months at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, approximately $1.4 million of the unrealized losses pertained to private label securities secured by seasoned residential collateral. Their fair value was $72.3 million and was attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2017, the Company also had $12.0 million of unrealized losses on collateralized mortgage obligations and mortgage backed securities of government sponsored entities having a fair value of $609.6 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on our assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2017, remaining securities categories had unrealized losses of $0.9 million and summed to a fair value of $60.9 million. Collateralized loan obligations with a fair value of $18.2 million are included in the sum, and management believes these obligations provide a strong credit enhancement even under severe stress scenarios. Management believes that unrealized losses on these remaining debt security holdings are a function of changes in investment spreads and interest movements and not change in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of March 31, 2017, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at March 31, 2017.

Included in other assets is $31.8 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At March 31, 2017, the Company had not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $31.8 million of cost method investment securities.

The Company also holds 211,330 shares of Visa Class B stock, which following resolution of Visa litigation will be converted to Visa Class A shares (the conversion rate was 1.6483 shares of Class A stock for each share of Class B stock) for a total of 348,335 shares of Visa Class A stock. Our ownership is related to prior ownership in Visa’s network while Visa operated as a cooperative (11,330 shares), and by acquisition via auctions (200,000 shares) for $6.2 million conducted by the FDIC during the first quarter of 2017. Our ownership is recorded on our financial records at $6.2 million.

NOTE E — LOANS

Information relating to portfolio loans, purchased credit impaired (“PCI”) loans, and purchased unimpaired loans (“PUL”) is summarized as follows:

March 31, 2017	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$155,871	$114	$19,007	$174,992
Commercial real estate	1,069,290	11,279	273,571	1,354,140
Residential real estate	844,915	689	48,070	893,674
Commercial and financial	337,587	900	46,702	385,189
Consumer	164,161	0	878	165,039
Other loans	725	0	0	725
NET LOAN BALANCES (1)	$2,572,549	$12,982	$388,228	$2,973,759

December 31, 2016	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$137,480	$114	$22,522	$160,116
Commercial real estate	1,041,915	11,257	304,420	1,357,592
Residential real estate	784,290	684	51,813	836,787
Commercial and financial	308,731	941	60,917	370,589
Consumer	152,927	0	1,018	153,945
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$2,425,850	$12,996	$440,690	$2,879,536

(1) Net loan balances as of March 31, 2017 and December 31, 2016 include deferred costs of $9.7 million and $10.6 million for each period, respectively.

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

The table below summarizes the changes in accretable yield for PCI loans during the three months ended March 31, 2017 and 2016, respectively:

Activity during the three months ended March 31, 2017

					Reclassifications
					from
	December 31,				nonaccretable	March 31,
	2016	Additions	Deletions	Accretion	difference	2017
	(In thousands)
Accretable yield	$3,807	0	0	(365)	68	3,510
Recorded investment of acquired loans	$12,996					$12,982
Allowance for loan losses	0					0
Recorded investment less allowance for loan losses	$12,996					$12,982

Activity during the three months ended March 31, 2016

					Reclassifications
					from
	December 31,				nonaccretable	March 31,
	2015	Additions	Deletions	Accretion	difference	2016
	(In thousands)
Accretable yield	$2,610	616	184	(267)	0	$3,143
Recorded investment of acquired loans	$12,109					$16,531
Allowance for loan losses	0					0
Recorded investment less allowance for loan losses	$12,109					$16,531

The following tables present the contractual delinquency of the recorded investment in past due loans by class of loans as of March 31, 2017 and December 31, 2016:

			Accruing
	Accruing	Accruing	Greater			Total
March 31, 2017	30-59 Days	60-89 Days	Than			Financing
(In thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$80	$0	$0	$486	$155,305	$155,871
Commercial real estate	2,439	0	0	1,476	1,065,375	1,069,290
Residential real estate	182	30	0	8,472	836,231	844,915
Commerical and financial	54	692	0	24	336,817	337,587
Consumer	6	13	0	99	164,043	164,161
Other	0	0	0	0	725	725
Total	2,761	735	0	10,557	2,558,496	$2,572,549

Purchased Unimpaired Loans
Construction and land development	109	0	0	0	18,898	$19,007
Commercial real estate	133	0	0	1,092	272,346	273,571
Residential real estate	0	99	0	1,395	46,576	48,070
Commerical and financial	39	304	0	180	46,179	46,702
Consumer	0	0	0	0	878	878
Other	0	0	0	0	0	0
Total	281	403	0	2,667	384,877	$388,228

Purchased Credit Impaired Loans
Construction and land development	0	0	0	0	114	$114
Commercial real estate	0	0	0	3,761	7,518	11,279
Residential real estate	0	0	0	0	689	689
Commerical and financial	0	0	0	0	900	900
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	0	0	0	3,761	9,221	$12,982

Total Loans	$3,042	$1,138	$0	$16,985	$2,952,594	$2,973,759

			Accruing
	Accruing	Accruing	Greater			Total
December 31, 2016	30-59 Days	60-89 Days	Than			Financing
(In thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$0	$0	$0	$438	$137,042	$137,480
Commercial real estate	78	171	0	1,784	1,039,882	1,041,915
Residential real estate	1,570	261	0	8,582	773,877	784,290
Commerical and financial	30	0	0	49	308,652	308,731
Consumer	29	59	0	170	152,669	152,927
Other	0	0	0	0	507	507
Total	$1,707	$491	$0	$11,023	$2,412,629	$2,425,850

Purchased Unimpaired Loans
Construction and land development	$0	$0	$0	$32	$22,490	$22,522
Commercial real estate	345	485	0	1,272	302,318	304,420
Residential real estate	153	0	0	1,262	50,398	51,813
Commerical and financial	39	328	0	197	60,353	60,917
Consumer	37	0	0	0	981	1,018
Other	0	0	0	0	0	0
Total	$574	$813	$0	$2,763	$436,540	$440,690

Purchased Impaired Loans
Construction and land development	$0	$0	$0	$0	$114	$114
Commercial real estate	0	0	0	4,285	6,972	11,257
Residential real estate	0	185	0	0	499	684
Commerical and financial	0	0	0	0	941	941
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	$0	$185	$0	$4,285	$8,526	$12,996

Total Loans	$2,281	$1,489	$0	$18,071	$2,857,695	$2,879,536

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” and “Doubtful” and these loans are monitored on an ongoing basis.  Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Substandard may require a specific allowance. Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  The principal on loans classified as Doubtful is generally charged off. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention. Risk ratings are updated any time the situation warrants.

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2017 and December 31, 2016:

March 31, 2017
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(In thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$165,256	$1,311,801	$867,658	$377,937	$164,197	$2,886,849
Special mention	4,283	21,222	1,708	5,692	901	33,806
Substandard	4,693	8,909	3,029	1,154	209	17,994
Doubtful	0	0	0	0	0	0
Nonaccrual	486	6,329	9,867	204	99	16,985
Pass-Troubled debt restructures	40	4,820	0	0	0	4,860
Troubled debt restructures	234	1,059	11,412	202	358	13,265
	$174,992	$1,354,140	$893,674	$385,189	$165,764	$2,973,759

December 31, 2016
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(In thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$148,563	$1,319,696	$811,576	$364,241	$153,730	$2,797,806
Special mention	5,037	17,184	1,780	3,949	67	28,017
Substandard	5,497	7,438	2,709	2,153	134	17,931
Doubtful	0	0	0	0	0	0
Nonaccrual	470	7,341	9,844	246	170	18,071
Pass-Troubled debt restructures	44	4,988	358	0	44	5,434
Troubled debt restructures	505	945	10,520	0	307	12,277
	$160,116	$1,357,592	$836,787	$370,589	$154,452	$2,879,536

NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s Troubled Debt Restructuring (“TDR”) concessions granted generally do not include forgiveness of principal balances. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. Most loans prior to modification were classified as an impaired loan and the allowance for loan losses is determined in accordance with Company policy.

The following table presents loans that were modified within the three months ending March 31, 2017:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded	Recorded
Construction and land development	1	$52	$46	$0	$6
	1	$52	$46	$0	$6

The following table presents loans that were modified within the three months ending March 31, 2016:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded	Recorded
Residential real estate	2	$491	$470	$0	$21
	2	$491	$470	$0	$21

During 2017 and 2016, there were no payment defaults on loans that had been modified to a TDR within the previous twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

As of March 31, 2017 and December 31, 2016, the Company’s recorded investment in impaired loans (excluding PCI loans) and the related valuation allowance were as follows:

	March 31, 2017
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$519	$865	$0
Commercial real estate	2,386	3,722	0
Residential real estate	9,697	14,074	0
Commercial and financial	56	65	0
Consumer	168	242	0
Impaired Loans with an Allowance Recorded:
Construction and land development	241	252	21
Commercial real estate	6,135	6,152	275
Residential real estate	11,580	11,822	1,427
Commercial and financial	353	378	25
Consumer	289	289	34
Total:
Construction and land development	760	1,117	21
Commercial real estate	8,521	9,874	275
Residential real estate	21,277	25,896	1,427
Commercial and financial	409	443	25
Consumer	457	531	34
	$31,424	$37,861	$1,782

	December 31, 2016
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$226	$321	$0
Commercial real estate	3,267	4,813	0
Residential real estate	9,706	14,136	0
Commercial and financial	199	206	0
Consumer	0	0	0
Impaired Loans with an Allowance Recorded:
Construction and land development	51	51	0
Commercial real estate	6,937	6,949	395
Residential real estate	12,332	12,681	2,059
Commercial and financial	0	0	0
Consumer	0	0	0
Total:
Construction and land development	277	372	0
Commercial real estate	10,204	11,762	395
Residential real estate	22,038	26,817	2,059
Commercial and financial	199	206	0
Consumer	0	0	0
	$32,718	$39,157	$2,454

For the three months ended March 31, 2017 and 2016, the Company’s average recorded investments in impaired loans (excluding PCI loans) and related interest income were as follows:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$303	$11	$143	$0
Commercial real estate	2,049	39	2,265	3
Residential real estate	9,186	138	9,399	34
Commercial and financial	19	1	17	0
Consumer	56	4	240	0
Impaired Loans with an Allowance Recorded:
Construction & land development	114	3	770	7
Commercial real estate	6,670	69	7,033	74
Residential real estate	11,759	113	12,263	85
Commercial and financial	118	4	0	0
Consumer	96	3	349	4
Total:
Construction & land development	417	14	913	7
Commercial real estate	8,719	108	9,298	77
Residential real estate	20,945	251	21,662	119
Commercial and financial	137	5	17	4
Consumer	152	7	589	0
	$30,370	$385	$32,479	$207

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At March 31, 2017 and at December 31, 2016, accruing TDRs totaled $18.1 million and $17.7 million at each date, respectively.

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

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $61,000 and $47,000, respectively, was included in interest income for the three months ended March 31, 2017 and 2016, and represents the change in present value attributable to the passage of time.

Nonaccrual loans and accruing loans past due 90 days or more (excluding purchased loans) totaled $10.6 million and $0 million, respectively, at March 31, 2017, and $11.0 million and $0, respectively, at December 31, 2016. Purchased nonaccrual and accruing loans past due 90 days or more were $6.4 million and $0 at March 31, 2017, and $7.0 million and $0 at December 31, 2016.

Activity in the allowance for loan losses (excluding PCI loans) for the three-month period ended March 31, 2017 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended March 31, 2017
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$1,219	$64	$0	$69	$69	$1,352
Commercial real estate	9,273	481	0	107	107	9,861
Residential real estate	7,483	(425)	(122)	128	6	7,064
Commercial and financial	3,636	1,122	(170)	47	(123)	4,635
Consumer	1,789	62	(259)	58	(201)	1,650
	$23,400	$1,304	$(551)	$409	$(142)	$24,562

Activity in the allowance for loan losses (excluding PCI loans) for the three-month period ended March 31, 2016 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended March 31, 2016
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$1,151	$59	$0	$75	$75	$1,285
Commercial real estate	6,756	15	(173)	79	(94)	6,677
Residential real estate	8,057	410	(117)	162	45	8,512
Commercial and financial	2,042	(419)	(55)	423	368	1,991
Consumer	1,122	134	(27)	30	3	1,259
	$19,128	$199	$(372)	$769	$397	$19,724

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio (excluding PCI loans) and related allowance at March 31, 2017 and December 31, 2016 is shown in the following tables:

	At March 31 2017
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Recorded	Associated	Recorded	Associated	Recorded	Associated
(Dollars in thousands)	Investment	Allowance	Investment	Allowance	Investment	Allowance
Construction & land development	$760	$21	$174,117	$1,331	$174,877	$1,352
Commercial real estate	8,521	275	1,334,340	9,586	1,342,861	9,861
Residential real estate	21,277	1,427	871,709	5,637	892,986	7,064
Commercial and financial	409	25	383,880	4,610	384,289	4,635
Consumer	457	34	165,307	1,616	165,764	1,650
	$31,424	$1,782	$2,929,353	$22,780	$2,960,777	$24,562

	At December 31, 2016
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Recorded	Associated	Recorded	Associated	Recorded	Associated
(Dollars in thousands)	Investment	Allowance	Investment	Allowance	Investment	Allowance
Construction & land development	$277	$0	$159,839	$1,219	$160,116	$1,219
Commercial real estate	10,204	395	1,335,832	8,878	1,346,036	9,273
Residential real estate	22,038	2,059	814,250	5,424	836,288	7,483
Commercial and financial	199	0	369,449	3,636	369,648	3,636
Consumer	0	0	154,452	1,789	154,452	1,789
	$32,718	$2,454	$2,833,822	$20,946	$2,866,540	$23,400

Loans collectively evaluated for impairment included loans acquired in connection with the acquisition of Floridian on March 11, 2016, BMO on June 3, 2016, the acquisition of Grand on July 17, 2015, and the acquisition of BANKshares on October 1, 2014 that are not PCI loans. At March 31, 2017, the remaining fair value adjustments for loans acquired was approximately $11.9 million, or approximately 3.07% of the outstanding aggregate PUL balances. At December 31, 2016, the remaining fair value adjustments for loans acquired was approximately $13.7 million, or approximately 3.11% of the outstanding aggregate PUL balances. These amounts, representing the remaining fair value discount of each PUL, are accreted into interest income over the remaining lives of the related loans on a level yield basis.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at March 31, 2017 and December 31, 2016:

	PCI Loans Individually Evaluated for Impairment
	March 31, 2017		December 31, 2016
	Recorded	Associated	Recorded	Associated
(Dollars in thousands)	Investment	Allowance	Investment	Allowance
Construction & land development	$114	$0	$114	$0
Commercial real estate	11,279	0	11,257	0
Residential real estate	689	0	684	0
Commercial and financial	900	0	941	0
Consumer	0	0	0	0
	$12,982	$0	$12,996	$0

NOTE G — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. At March 31, 2017 and December 31, 2016, Company securities sold under agreements to repurchase and securities pledged were as follows by collateral type and maturity:

	Overnight and Continuous Maturity
	March 31,	December 31,
(Dollars in thousands)	2017	2016
Mortgage backed securities and collateralized mortgage
obligations of U.S. Government Sponsored Entities	$183,107	$204,202

NOTE H – NONINTEREST INCOME AND EXPENSES

Detail of noninterest income and expenses follows:

	March 31,
(In thousands)	2017	2016
Noninterest income
Service charges on deposits	$2,422	$2,129
Trust income	880	806
Mortgage banking fees	1,552	999
Brokerage commissions and fees	377	631
Marine finance fees	134	141
Interchange income	2,494	2,217
Other deposit-based EFT fees	140	127
BOLI Income	733	841
Other income	1,173	739
	9,905	8,630
Securities gains, net	0	89
TOTAL	$9,905	$8,719

Noninterest expense
Salaries and wages	$15,369	$13,399
Employee benefits	3,068	2,482
Outsourced data processing costs	3,269	4,439
Telephone/data lines	532	528
Occupancy	3,157	2,972
Furniture and equipment	1,391	998
Marketing	922	1,049
Legal and professional fees	2,132	2,357
FDIC assessments	570	544
Amortization of intangibles	719	446
Asset disposition expense	53	90
Net (gain) on other real estate owned and repossessed assets	(346)	(51)
Other	3,910	3,088
TOTAL	$34,746	$32,341

NOTE I — EQUITY CAPITAL

On February 21, 2017, the Company completed a public offering of 2,702,500 shares of common stock, generating net proceeds of $55.7 million. In addition, CapGen Capital Group III LP (“CapGen”), in conjunction with the Company’s offering, sold 6,210,000 shares of its common stock in the Company.

The Company is well capitalized and at March 31, 2017, the Company and the Company’s principal banking subsidiary, Seacoast National Bank, or “Seacoast National”, met the new common equity Tier 1 capital ratio (CET1) regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

NOTE J — CONTINGENCIES

The Company and its subsidiaries, because of the nature of their businesses, are at all times subject to legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a material adverse effect on the Company’s consolidated financial condition, operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

NOTE K — FAIR VALUE

Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2017 and December 31, 2016 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
At March 31, 2017:
Available for sale securities (1)	$909,275	$100	$909,175	$0
Loans held for sale (2)	16,326	0	16,326	0
Loans (3)	8,409	0	7,653	756
Other real estate owned (4)	7,885	0	0	7,885

At December 31, 2016:
Available for sale securities (1)	$950,503	$100	$950,403	$0
Loans held for sale (2)	15,332	0	15,332	0
Loans (3)	4,120	0	3,170	950
Other real estate owned (4)	9,949	0	0	9,949

(1)	See Note D for further detail of fair value of individual investment categories.
(2)	Recurring fair value basis determined using observable market data.
(3)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(4)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.

The fair value of impaired real estate loans which are collateral dependent is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At March 31, 2017, the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.8%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $8.4 million with a specific reserve of $1.7 million at March 31, 2017, compared to $4.1 million with a specific reserve of $0.4 million at December 31, 2016.

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

During the three months ended March 31, 2017, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers in totaled $0.1 million for the first three months of 2017, consisting of loans that became impaired during 2017. Transfers out consisted of reductions (primarily principal payments) totaling $0.3 million.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first three months of 2017, there were no foreclosed loans transferred in and no migrated branches taken out of service added. Transfers out summed to $2.1 million and consisted almost entirely of sales of $2.0 million.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of March 31, 2017 and December 31, 2016 is as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
At March 31, 2017:
Financial Assets
Securities held to maturity (1)	$379,657	$0	$378,232	$0
Loans, net	2,940,728	0	0	2,928,227
Financial Liabilities
Deposit liabilities	3,678,645	0	0	3,677,121
Subordinated debt	70,311	0	54,963	0

At December 31, 2016:
Financial Assets
Securities held to maturity (1)	$372,498	$0	$369,881	$0
Loans, net	2,852,016	0	0	2,840,993
Financial Liabilities
Deposit liabilities	3,523,245	0	0	3,523,322
Subordinated debt	70,241	0	54,908	0

(1) See Note D for further detail of fair value of individual investment categories.

The short maturity of Seacoast’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest bearing deposits with other banks, federal funds purchased, securities sold under agreement to repurchase, maturing within 30 days, and FHLB borrowings.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2017 and December 31, 2016:

Securities: U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. Other securities are reported at fair value utilizing Level 2 inputs. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other factors.

The Company reviews the prices supplied by independent pricing services, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. The fair value of collateralized loan obligations is determined from broker quotes. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from other brokers and third-party sources or derived using internal models.

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial or mortgage. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of loans, except residential mortgages, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risks inherent in the loan. For residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusting for prepayment assumptions using discount rates based on secondary market sources. The estimated fair value is not an exit price fair value under ASC 820 when this valuation technique is used.

Loans held for sale: Fair values are based upon estimated values received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of March 31, 2017 and December 31, 2016, respectively. Loans held for sale were as follows at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Aggregate fair value	$16,326	$15,332
Contractual balance	15,870	14,904
Gains (losses)	456	428

Deposit Liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.

NOTE L — BUSINESS COMBINATIONS

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

The Company acquired 100% of the outstanding common stock of Floridian. Under the terms of the definitive agreement, Floridian shareholders received, at their election, (i) the combination of $4.29 in cash and 0.5291 shares of Seacoast common stock, (ii) $12.25 in cash, or (iii) 0.8140 shares of Seacoast common stock, subject to a customary proration mechanism so that the aggregate consideration mix equaled 35% cash and 65% Seacoast shares (based on Seacoast’s closing price of $15.47 per share on March 11, 2016).

The following table represents the purchase price paid to Floridian shareholders in connection with the acquisition:

March 11, 2016
Shares exchanged for cash	$26,699,000

Number of Floridian Financial Group, Inc. common shares outstanding	6,222,119
Per share exchange ratio	0.5289
Number of shares of common stock issued	3,291,066
Multiplied by common stock price per share on March 11, 2016	$15.47
Value of common stock issued	50,912,791

Total purchase price	$77,611,791

The acquisition was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition which is nondeductible for tax purposes as this acquisition was a nontaxable transaction. The goodwill was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Loans that were nonaccrual and all loan relationships identified as impaired as of the acquisition date were considered by management to be credit impaired and were accounted for pursuant to ASC Topic 310-30.

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

	March 11, 2016
(In thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$38,304	$37,367
Commercial real estate	172,531	167,105
Construction/development/land	20,546	18,108
Commercial loans	39,070	37,804
Consumer and other loans	3,385	3,110
Purchased credit-impaired	6,186	2,643
Total acquired loans	$280,022	$266,137

For the loans acquired we first segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we considered to identify loans as Purchased Credit Impaired (“PCI”) loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as Troubled Debt Restructured (“TDR”), graded “special mention” or “substandard.” These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of March 11, 2016 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(In thousands)	March 11, 2016

Contractually required principal and interest	$8,031
Non-accretable difference	(4,820)
Cash flows expected to be collected	3,211
Accretable yield	(568)
Total purchased credit-impaired loan acquired	$2,643

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

The Company recognized goodwill of $32 million for this acquisition that is nondeductible for tax purposes. The acquisition of Floridian constitutes a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, and in some instances rely on use of third party experts.

Operating results of the Company for the three months ended March 31, 2017 include the operation of the acquired assets and assumed liabilities since the date of acquisition of March 11, 2016. Pro-forma data for the three months ending March 31, 2016 in the table below presents pro-forma information as if the acquisition occurred at the beginning of 2015.

Three Months Ended
March 31,
(In thousands, except per share amounts)	2016

Net interest income	$30,222
Net income	4,810
EPS - basic	0.14
EPS - diluted	0.14

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

The fair values listed are subject to adjustment. The acquisition is accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values are known. Determining fair values of assets and liabilities, especially the loan portfolio and bank premises and leases related to the fourteen branches acquired, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.

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

	June 3, 2016
(In thousands)	Book Balance	Fair Value
Loans:
Commercial real estate	$31,564	$31,200
Commercial loans	32,479	31,471
Purchased credit-impaired	0	0
Total acquired loans	$64,043	$62,671

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

The Company recognized intangibles (including goodwill) of approximately $13 million for this acquisition that are deductible for tax purposes over a 15-year period. The acquisition of BMO Harris’s Orlando banking operations by Seacoast Bank constitutes a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, and in some instances rely on use of third party experts. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. For the BMO Harris transaction, fair values as presented for loans, fixed assets, deposits, and certain other assets and liabilities are necessarily considered preliminary.

Acquisition of GulfShore Bancshares, Inc.

On April 7, 2017, the Company completed its acquisition of GulfShore Bancshares, Inc. (“GulfShore”), the parent company of GulfShore Bank. Simultaneously, upon completion of the merger, GulfShore’s wholly owned subsidiary bank, GulfShore Bank, was merged with and into Seacoast Bank. GulfShore, headquartered in Tampa, Florida, operated 3 branches in Tampa and St. Petersburg, of which all have been retained as Seacoast locations. This acquisition added approximately $321 million in total assets, $285 million in deposits, and $258 million in loans to Seacoast.

The Company acquired 100% of the outstanding common stock of GulfShore. Under the terms of the definitive agreement, GulfShore shareholders received the combination of $1.47 in cash and 0.4807 shares of Seacoast common stock (based on Seacoast’s closing price of $23.94 per share on April 7, 2017).

April 7, 2017
Shares exchanged for cash	$8,033,999

Number of GulfShore Bancshares, Inc. common shares outstanding	5,464,308
Per share exchange ratio	0.4807
Number of shares of common stock issued (approximately)	2,626,693
Multiplied by common stock price per share on April 7, 2017	$23.94
Value of common stock issued	62,883,030

Total purchase price	$70,917,029

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

Acquisition of Palm Beach Community Bank

On May 4, 2017, the Company announced that it had entered into an agreement and plan of merger with Palm Beach Community Bank, a Florida Bank (“PBCB”). The agreement provides that PBCB will merge with and into Seacoast Bank. PBCB operates four branches in West Palm Beach, Florida with deposits of approximately $281 million and loans of $290 million. Closing of the acquisition is expected in the third quarter of 2017, after the receipt of approvals from regulatory authorities, the approval of PBCB shareholders, and the satisfaction of other customary closing conditions.

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

FIRST QUARTER 2017

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

Highlights

Modernizing How We Sell

•	New households served grew by a record 1,416 new households in March. This was achieved despite having fewer branches and fewer FTEs in the retail business unit.

•	Consumer loans closed remotely increased to 33%, from 0% one year prior.

•	Consumer and small business loans originated in digital channels or by our call center grew by 38%. These are the fastest growing channels as our customers migrate to these channels for convenience.

•	Invested $0.2 million in hiring a commercial banking team, to be headquartered in Tampa, Florida, with nationwide distribution, primarily serving lower middle market commercial and industrial business relationships.

Lowering Our Cost to Serve

•	Closing four locations in the first half of 2017. Costs associated with branch closures in the first quarter were $0.5 million. This consolidation effort is expected to lower operating expenses by $2.0 million on an annual basis.

•	Customers continue to move to more convenient digital channels, and we still expect non-teller transactions to surpass teller transactions by this summer.

•	Initiated a reduction in workforce initiative during the first quarter of 2017, in line with our focus on efficiency.

Driving Improvements in How Our Business Operates

•	In June 2016, we launched our online mortgage portal, where customers can apply online, upload documents, and track where they are in the mortgage application process. In the first quarter of 2017, 51% of customers who closed a loan utilized the portal. Customer adoption has exceeded our expectations and the online portal continues to improve both our customers’ experience and our lenders’ efficiency. Our goal by 2020 is to replicate this across our other major product platforms.

•	In the first quarter of 2017, we opened a new call center in the Orlando area to support our growth strategy. This new location supports our 24/7 customer service model, provides us with access to a larger talent pool, and helps us strengthen our business continuity plan.

•	In the first quarter of 2017, we also invested $0.1 million in relocating our secondary data center to a managed service provider environment creating reliability and scalability to support the growth of the organization.

Scaling and Evolving Our Culture

•	In January 2017, we announced key leadership changes to drive our growth strategy. Charles M. (Chuck) Shaffer was appointed CFO and head of strategy, Julie Kleffel, who has headed small-business banking for the past two years, will succeed Shaffer as EVP, Community Banking, Jeffery (Jeff) Bray was appointed EVP of Service and Operations and Joe Forlenza joined us as EVP, Chief Audit Executive. We also welcomed Al Monserrat, CEO of RES Software, a leading digital workspace technology company, to the Seacoast board of directors.

•	On April 7, 2017, we completed our acquisition of GulfShore Bank, adding Joe Caballero as EVP, Tampa Market President, anchoring Seacoast in one of the most attractive markets in Florida.

First quarter 2017 results and guidance for 2017

For the first quarter of 2017, Seacoast reported net income of $7.9 million or $0.20 per average common diluted share, compared to $4.0 million or $0.11 per average common diluted share in the first quarter last year. Adjusted net income (a non-GAAP measure, see pages 53-54 for a reconciliation of adjusted net income to net income) totaled $10.3 million or $0.26 per average common diluted share for the first quarter of 2017, compared to adjusted net income of $7.0 million or $0.20 per average common diluted share a year ago.

Our merger with GulfShore Bank in Tampa, Florida, together with organic and acquisition-related revenue growth momentum and cost reductions, is expected to drive earnings improvement over the balance of 2017. Seacoast management has established a goal of achieving a adjusted diluted earnings per share target of $1.28 to $1.32 for 2017.

Financial Condition

Total assets increased $768 million or 19.2% from March 31, 2016 to $4.77 billion at March 31, 2017, driven by the acquisition of BMO Harris’s Orlando operations in June of 2016, along with organic growth.

Loan Portfolio

Total loans (net of unearned income and excluding the allowance for loan losses) were $2.97 billion at March 31, 2017, $518.5 million or 21.1% more than at March 31, 2016, and $94.2 million or 3.3% more than at December 31, 2016. The BMO acquisition on June 3, 2016 contributed $62.6 million in loans. Also, during the last six months of 2016 and first quarter of 2017, we purchased five separate mortgage loan pools aggregating to $106.5 million and a marine loan pool of $16.0 million (a total of $122.5 million in loans purchased), and sold two seasoned mortgage portfolio pools (summing to $70.6 million). Loan pools acquired have a weighted average yield of 3.4%, are adjustable rate, and contain borrowers with an average FICO score above 740. Success in commercial lending through our legacy franchise and through our Accelerate banking model has increased loan growth. Analytics and digital marketing have further fueled loan growth in the consumer and small business channels.

The following tables detail loan portfolio composition at March 31, 2017, December 31, 2016 and March 31, 2016 for portfolio loans, purchase credit impaired loans (“PCI”) and purchased unimpaired loans (“PUL”) as defined in Note E-Loans.

March 31, 2017	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$155,871	$114	$19,007	$174,992
Commercial real estate	1,069,290	11,279	273,571	1,354,140
Residential real estate	844,915	689	48,070	893,674
Commercial and financial	337,587	900	46,702	385,189
Consumer	164,161	0	878	165,039
Other loans	725	0	0	725
NET LOAN BALANCES (1)	$2,572,549	$12,982	$388,228	$2,973,759

December 31, 2016	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$137,480	$114	$22,522	$160,116
Commercial real estate	1,041,915	11,257	304,420	1,357,592
Residential real estate	784,290	684	51,813	836,787
Commercial and financial	308,731	941	60,917	370,589
Consumer	152,927	0	1,018	153,945
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$2,425,850	$12,996	$440,690	$2,879,536

March 31, 2016	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$117,024	$114	$30,456	$147,594
Commercial real estate	787,361	14,674	369,321	1,171,356
Residential real estate	683,877	695	78,266	762,838
Commercial and financial	200,965	1,048	75,762	277,775
Consumer	90,853	0	4,330	95,183
Other loans	468	0	0	468
NET LOAN BALANCES (1)	$1,880,548	$16,531	$558,135	$2,455,214

(1)	Net loan balances at March 31, 2017, December 31, 2016 and March 31, 2016 are net of deferred costs of $9.7 million, $10.6 million, and $7.0 million, respectively.

Note: Commercial real estate includes owner-occupied balances of $628.2 million, $623.8 million, and $553.9 million, for March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

Commercial real estate mortgages were higher by $182.8 million or 15.6% to $1.35 billion at March 31, 2017, compared to March 31, 2016, a result of improving loan production and loans acquired in the BMO merger. Office building loans of $358.0 million or 26.5% of commercial real estate mortgages comprise our largest concentration, with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, healthcare, churches and educational facilities, recreation, multifamily, mobile home parks, lodging, restaurants, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at March 31, 2017 aggregated to $157.3 million (versus $119.9 million at March 31,2016), of which $136.8 million was funded. The Company’s 63 commercial real estate relationships in excess of $5 million totaled $562.5 million, of which $498.3 million was funded at March 31, 2017 (compared to 58 relationships of $420.4 million at March 31, 2016, of which $355.4 million was funded).

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $1.061 billion and $293 million, respectively, at March 31, 2017, compared to $846 million and $325 million, respectively, at March 31, 2016.

Reflecting the impact of organic loan growth and the BMO loan acquisition, commercial and financial loans (“C&I”) outstanding at March 31, 2017 increased to $385.2 million, up from $277.8 million at March 31, 2016. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

Residential mortgage loans increased $130.8 million or 17.2% to $893.7 million as of March 31, 2017. Substantially all residential originations have been underwritten to conventional loan agency standards, with loans having balances that exceed agency value limitations. During the first quarter of 2017, a $43 million pool of whole loan adjustable rate mortgages with a weighted average yield of 3.2% and average FICO score of 751 was acquired and added to the portfolio. At March 31, 2017, approximately $451 million or 50% of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled approximately $224 million (25% of the residential mortgage portfolio) at March 31, 2017, of which 15- and 30-year mortgages totaled $22 million and $166 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $85 million, most with maturities of 10 years or less and home equity lines of credit, primarily floating rates, totaling $170 million at March 31, 2017. In comparison, loans secured by residential properties having fixed rates totaled $113 million at March 31, 2016, with 15- and 30-year fixed rate residential mortgages totaling $24 million and $89 million, respectively, and home equity mortgages and lines of credit totaled $48 million and $134 million, respectively.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $69.9 million or 73.4% year over year and totaled $165.0 million (versus $95.2 million at March 31, 2016). Of the $69.9 million increase, $28.7 million was in marine loans, $4.3 million in automobile and truck loans, and $36.9 million in other consumer loans. Marine loans at March 31, 2017 included $13.2 million in purchased loan pools acquired during the third quarter of 2016.

At March 31, 2017, the Company had unfunded commitments to make loans of $588 million, compared to $447 million at March 31, 2016.

Loan Concentrations

The Company has developed guardrails to manage to loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Commercial and commercial real estate loan relationships greater than $10 million totaled $237.3 million and represented 8% of the total portfolio at March 31, 2017, compared to $161.7 million or 13% at year-end 2010.

Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and commercial real estate loan concentrations as a percentage of total risk based capital, were stable at 41% and 209%, respectively, at March 31, 2017. Regulatory guidance suggests limits of 100% and 300%, respectively.

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

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Nonperforming assets (“NPAs”) at March 31, 2017 totaled $24.9 million, and were comprised of $10.6 million of nonaccrual portfolio loans, $6.4 million of nonaccrual purchased loans, $2.8 million of non-acquired other real estate owned (“OREO”), $1.2 million of acquired OREO and $3.9 million of branches out of service. NPAs increased from $23.7 million recorded as of March 31, 2016 (comprised of $11.9 million of nonaccrual portfolio loans, $3.7 million of nonaccrual purchased loans, $5.0 million of non-acquired OREO, $2.4 million of acquired OREO, and $0.6 million of branches out of service). At March 31, 2017, approximately 98% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At March 31, 2017, nonaccrual loans were written down by approximately $3.1 million or 15% of the original loan balance (including specific impairment reserves). During the twelve months ended March 31, 2017, OREO amounts related to branches taken out of service that are actively being marketed increased $3.3 million while OREO for foreclosed properties declined $3.5 million.

The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $18.1 million at March 31, 2017 compared to $20.0 million at March 31, 2016. Accruing TDRs are excluded from our nonperforming asset ratios. The tables below set forth details related to nonaccrual and accruing restructured loans.

.

				Accruing
March 31,2017	Nonaccrual Loans			Restructured
(Dollars in thousands)	NonCurrent	Performing	Total	Loans
Construction & land development
Residential	$0	$288	$288	$0
Commercial	0	0	0	40
Individuals	0	198	198	234
	0	486	486	274
Residential real estate mortgages	1,629	8,238	9,867	11,412
Commercial real estate mortgages	2,024	4,305	6,329	5,879
Real estate loans	3,653	13,029	16,682	17,565
Commercial and financial	149	55	204	202
Consumer	27	72	99	358
	$3,829	$13,156	$16,985	$18,125

At March 31, 2017 and 2016, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2017		2016
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	77	$14,036	89	$15,513
Maturity extended with change
in terms	53	6,458	60	7,672
Chapter 7 bankruptcies	35	2,236	44	2,621
Not elsewhere classified	13	1,576	14	1,740
	178	$24,306	207	$27,546

During the first quarter of 2017, newly identified TDRs totaled $46,000, compared to $2.0 million for all of 2016. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding March 31, 2017 defaulted during the twelve months ended March 31, 2017, or for 2016. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At March 31, 2017, loans (excluding PCI) totaling $31.4 million were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $1.8 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $32.0 million and $2.2 million, respectively, at March 31, 2016.

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

Cash and Cash Equivalents and Liquidity Risk Management

Cash and cash equivalents (including interest bearing deposits), totaled $144.8 million on a consolidated basis at March 31, 2017, compared to $148.6 million at March 31, 2016 and $109.6 million at December 31, 2016. The issuance of common stock during the first quarter of 2017 was a primary contributor to the increase in cash and cash equivalents from year-end 2016.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 2017, Seacoast Bank had available unsecured lines of $75 million and lines of credit under current lendable collateral value, which are subject to change, of $905 million. Seacoast Bank had $226 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $424 million in residential and commercial real estate loans available as collateral. In comparison, at March 31, 2016, the Company had available unsecured lines of $40 million and lines of credit of $869 million, and had $610 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $286 million in residential and commercial real estate loans available as collateral.

The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. During the first quarter of 2017, the Company acquired an additional $57.9 million of brokered certificates of deposit (“CDs”) at a rate of 1.18% and maturing in 12 months. Total brokered CDs at March 31, 2017 totaled $66.7 million.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. At March 31, 2017, Seacoast Bank was able to distribute dividends to the Company of approximately $61 million. At March 31, 2017, the Company had cash and cash equivalents at the parent of approximately $62.7 million, compared to $16.0 million at March 31, 2016, with the increase directly related to the capital raise completed on February 21, 2017.

Securities

Information related to maturities, carrying values and fair value of the Company’s securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.

At March 31, 2017, the Company had no trading securities, $909.3 million in securities available for sale, and $379.7 million in securities held to maturity. The Company's total securities portfolio increased $185.5 million or 16.8% from March 31, 2016. During the first quarter of 2016, securities totaling $66.9 million were added from the acquisition of Floridian. Security purchases during the first and second quarter of 2016 of $258.3 million were primarily to utilize anticipated cash to be received by Seacoast from BMO, with an increase of $203.4 million in securities held to maturity during the second quarter (almost a doubling from the first quarter of 2016). Security purchases during the third quarter of 2016 were more limited, totaling only $13 million, and totaled $130 million in the fourth quarter of 2016 and $43 million in the first quarter of 2017. These efforts were primary to the overall increase in the securities portfolio during 2016 and 2017. Funding for investments was derived from liquidity, both legacy and that acquired in mergers, and increases in funding from our core customer deposit base and FHLB borrowings.

During 2017, no sales of securities have been transacted. In comparison, proceeds from the sales of securities totaled $10.4 million (including net gains of $0.1 million) for the first quarter of 2016. Management believes the securities sold in 2016 had minimal opportunity to further increase in value.

Securities are generally acquired which return principal monthly. The modified duration of the investment portfolio at March 31, 2017 was 4.4 years, compared to 4.0 years at March 31, 2016. Securities that are fixed rate comprise 72% of the total investment portfolio, with remaining securities in the portfolio adjustable rate, or 28% of the total portfolio.

At March 31, 2017, available for sale securities had gross unrealized losses of $11.6 million and gross unrealized gains of $4.5 million, compared to gross unrealized losses of $8.3 million and gross unrealized gains of $8.2 million at March 31, 2016. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the securities with unrealized losses are not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company does not have an investment position in trust preferred securities.

Deposits and Borrowings

The Company’s balance sheet continues to be primarily core funded.

Total deposits increased $456.2 million or 14.2% to $3.68 billion at March 31, 2017, compared to March 31, 2016. Excluding the BMO acquisition and addition of $57.9 million in brokered CDs, total deposits increased $84.6 million or 2.6% from March 31, 2016. Also, at March 31, 2017, total deposits excluding the $57.9 million of brokered CDs grew $98.0 million or 2.8% (not annualized) from year-end 2016. Deposit growth since year-end 2016 was impacted by seasonal declines in public fund balances, which decreased by $47.0 million during the first quarter of 2017.

Since March 31, 2016, interest bearing deposits (interest bearing demand, savings and money markets deposits) increased $249.5 million or 13.8% to $2.06 billion, noninterest bearing demand deposits increased $171.1 million or 16.2% to $1.23 billion, and CDs increased $35.7 million or 9.8% to $398.3 million. Excluding acquired deposits, noninterest demand deposits were $74.4 million or 7.0% higher from March 31, 2016, and represent 33.3% of total deposits, compared to 32.7% at March 31, 2016. Core deposit growth reflects our success in growing households both organically and through acquisitions.

Additions to CDs and the increase in CDs at March 31, 2017 year over year have come primarily through the BMO acquisition in June 2016 and brokered CDs acquired during the first quarter of 2017. An intentional decrease in higher cost time deposits was recorded over the two years prior to the 2016 BMO acquisition, and was more than offset by increases in low cost or no cost deposits.

Customer repurchase agreements totaled $183.1 million at March 31, 2017, decreasing $15.2 million or 7.7% from March 31, 2016. The repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

No unsecured federal funds purchased were outstanding at March 31, 2017 or 2016.

At March 31, 2017 and 2016, borrowings were comprised of subordinated debt of $70.3 million and $70.0 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $302.0 million and $50.0 million, respectively. At March 31, 2017, our FHLB borrowings were all maturing within 30 days, and the rate for FHLB funds during the first quarter of 2017 was 0.67%. At December 31, 2016, FHLB borrowings totaled $415.0 million, and were similarly short-term and maturing within 30 days. Secured FHLB borrowings are an integral tool in liquidity management for the Company. In the second quarter of 2016, borrowings from the FHLB were comprised of two advances outstanding since 2007 that had a weighted average cost of 3.22% and were scheduled to mature in late 2017. The two FHLB advances were redeemed during April 2016.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. As part of the October 1, 2014 BANKshares acquisition, the Company inherited three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. Also, as part of the Grand acquisition, the Company inherited an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASU 805 Business Combinations) were recorded at fair value, which collectively is $5.0 million lower than face value at March 31, 2017. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 3.26% for the first quarter of 2017, compared to 2.85% for the three months ended March 31, 2016.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $588 million at March 31, 2017 and $447 million at March 31, 2016.

Capital Resources

The Company’s equity capital at March 31, 2017 increased $88.7 million from March 31, 2016 to $502.5 million, and increased $67.1 million from December 31, 2016. On February 21, 2017, the Company closed on its offering of 8,912,500 shares of common stock, consisting of 2,702,500 shares sold by the Company and 6,210,000 shares sold by one of its shareholders. Seacoast received proceeds (net of expenses) of $55.7 million from the issuance of the 2,702,500 shares of its common stock. The Company intends to use the net proceeds from the offering for general corporate purposes, including potential future acquisitions and to support organic growth. Seacoast did not receive any proceeds from the sale of its shareholder’s shares (see “Note I – Shareholders’ Equity”). The ratio of shareholders’ equity to period end total assets was 10.53% and 10.34% at March 31, 2017 and 2016, respectively. Equity has also increased as a result of earnings retained by the Company. During 2016, the ratio of shareholders’ equity to total assets declined, as the Company successfully grew assets at a faster pace than equity over the period. The BMO purchase did not include an issuance of any equity.

Activity in shareholders’ equity for the three months ended March 31, 2017 and 2016 follows:

(Dollars in thousands)	2017	2016
Beginning balance at December 31, 2016 and 2015	$435,397	$353,453
Net income	7,926	3,966
Capital raise, net of costs (February 21, 2017)	55,660	0
Issuance of stock pursuant to acquisition of Floridian	0	50,913
Stock compensation (net of Treasury shares acquired)	1,482	656
Other comprehensive income	2,029	4,800
Ending balance at March 31, 2017 and 2016	$502,494	$413,788

Capital ratios are well above regulatory requirements for well-capitalized institutions. Seacoast’s management uses risk-based capital measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies (see “Note I – Shareholders’ Equity”).

	Seacoast	Seacoast	Minimum to be
March 31, 2017:	(Consolidated)	Bank	Well Capitalized*

Common equity Tier 1 ratio (CET1)	12.92%	12.08%	6.5%
Tier 1 capital ratio	14.21%	12.08%	8.0%
Total risk-based capital ratio	14.95%	12.82%	10.0%
Tier 1 leverage ratio	10.32%	8.76%	5.0%

*	For subsidiary bank only

The Company’s total risk-based capital ratio was 14.95% at March 31, 2017, an increase from March 31, 2016’s ratio of 14.59%. Ongoing reinvestment of liquidity into securities and loans with higher risk weightings and the addition of BMO’s loans with higher risk weightings were primary causes for the decreases in Tier 1 and total risk-based capital ratios during 2016. The capital raise during 2017 was the primary cause of these ratios improving.

The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $61.0 million of dividends to the Company.

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

The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from our acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $70.3 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

The Company’s capital is expected to continue to increase with positive earnings.

Results of Operations

Earnings Overview

The Company has steadily improved results over the past three years and into 2017. Net income for 2017 totaled $7.9 million or $0.20 diluted earnings per share, compared to $4.0 million or $0.11 diluted earnings per share for first quarter 2016. Return on average assets (“ROA”) increased to 0.68% during the first quarter of 2017 and return on average equity (“ROE”) also increased to 6.89% for the same period. In comparison, ROA for first quarter 2016 was 0.44% and ROE was 4.30%.

Adjusted net income, a non-GAAP measure, totaled $10.3 million or $0.26 diluted earnings per share for 2017, compared to adjusted net income of $7.0 million or $0.20 diluted earnings per share for the first three month of 2016. See the reconciliation of adjusted net income to net income on the following page.

Data analytics and technology-assisted operational improvement are helping us build efficiencies across our organization and drive process automation. We believe that our success in increasing net income is the result of our success in significantly growing our businesses and balance sheet, while attaining operating efficiency. We believe our improved earnings also reflect the success we have had in identifying and incorporating acquisitions, including our recent acquisition of GulfShore Bancshares Inc. (“GulfShore”) on April 7, 2017, providing three offices in Tampa, Florida (see “Note L – Business Combinations).

The following table provides a reconcilement of GAAP to non-GAAP measures indicated.

	Quarters
	First	Fourth	Third	Second	First
(Dollars in thousands except per share data)	2017	2016	2016	2016	2016

Net income, as reported:
Net income	$7,926	$10,771	$9,133	$5,332	$3,966

Diluted earnings per share	$0.20	$0.28	$0.24	$0.14	$0.11

Adjusted net income (1):
Net income	$7,926	$10,771	$9,133	$5,332	$3,966

BOLI income (benefits upon death)	0	0	0	0	(464)
Security gains	0	(7)	(225)	(47)	(89)
Total adjustments to revenue	0	(7)	(225)	(47)	(553)

Merger related charges	533	561	1,698	2,447	4,322
Amortization of intangibles	719	719	728	593	446
Branch reductions and other expense initiatives*	2,572	163	894	1,587	713
Early redemption cost for FHLB advances	0	0	0	1,777	0
Total adjustments to noninterest expenses	3,824	1,443	3,320	6,404	5,481

Effective tax rate on adjustments	(1,480)	(404)	(1,168)	(2,532)	(1,845)

Adjusted net income (1)	$10,270	$11,803	$11,060	$9,157	$7,049

Adjusted diluted earnings per share (1)	$0.26	$0.31	$0.29	$0.24	$0.20

(1)	Non-GAAP measure
*	Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.

Explanation of Certain Unaudited Non-GAAP Financial Measures(1)

This presentation contains financial information determined by methods other than Generally Accepted Accounting Principles (“GAAP”), including adjusted net income, tax equivalent net interest income and margin, and adjusted noninterest expense and efficiency ratios. Management uses these non-GAAP financial measures in its analysis of the Company’s performance and believes these presentations provide useful supplemental information, and a clearer understanding of the Company’s performance. The Company believes the non-GAAP measures enhance investors’ understanding of the Company’s business and performance and if not provided would be requested by the investor community. These measures are also useful in understanding performance trends and facilitate comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. The Company provides reconciliations between GAAP and these non-GAAP measures. These disclosures should not be considered an alternative to GAAP.

Effective in the first quarter of 2017, adjusted net income and adjusted noninterest expense exclude the effect of amortization of acquisition-related intangibles. Prior periods have been revised to conform to the current period presentation.

Net Interest Income and Margin

Net interest income for the quarter totaled $38.2 million, increasing $0.7 million or 2% during the first quarter of 2017 compared to fourth quarter 2016’s result, and was $7.9 million or 26% higher than first quarter 2016’s result. Net interest margin was 3.63% in the first quarter 2017, compared to 3.56% for fourth quarter 2016 and 3.68% in the prior year’s first quarter. Loan growth, balance sheet mix and yield/cost management have been the primary forces affecting net interest income and net interest margin results. Acquisitions have further accelerated these trends. Organic loan growth of $456 million or 18.6% since March 31, 2016, the addition of loans of $63 million from the BMO purchase and securities acquired utilizing the $314 million of deposits assumed from BMO, all contributed to the net interest income improvement year over year for the first quarter. Net interest income for 2017 will continue to benefit from the full year impact of acquisitions completed in 2016, as well as from the recent GulfShore acquisition.

The following table details the trend for net interest income and margin results (on a tax equivalent basis), the yield on earning assets and the rate paid on interest bearing liabilities for the past five quarters:

	Net Interest	Net Interest	Yield on	Rate on Interest
(Dollars in thousands)	Income (1)	Margin (1)	Earning Assets (1)	Bearing Liabilities
First quarter 2016	$30,349	3.68%	3.92%	0.34%
Second quarter 2016	34,801	3.63	3.85	0.31
Third quarter 2016	37,735	3.69	3.90	0.30
Fourth quarter 2016	37,628	3.56	3.78	0.31
First quarter 2017	38,377	3.63	3.88	0.35

(1)	On tax equivalent basis, a non-GAAP measure.

The 7 basis point increase in margin for first quarter 2017 compared to fourth quarter 2016 was due to a steepening of the Treasury yield curve, higher short term rates, and a higher yield on the securities portfolio. The increase in yield on securities benefited from early payoffs of collateralized loan obligations, resulting in a four basis point impact on net interest margin and a 13 basis point impact on the yield on securities.

Total average loans increased $671.9 million or 30% for first quarter 2017 compared to 2016’s first quarter, and increased $84.8 million or 3.0% from fourth quarter 2016 (12.0% on an annualized basis). Our average investment securities also increased $292.9 million or 29% for first quarter 2017 year over year and $27.5 million or 2% (9% annualized) from 2016’s fourth quarter.

Average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 68.2% during the first quarter of 2017, compared to 67.8% a year ago. As average total loans as a percentage of earning assets increased, the mix of loans has remained fairly stable, with volumes related to commercial real estate representing 48.7 percent of total loans at March 31, 2017 (compared to 51.6% at March 31, 2016)(see “Loan Portfolio”).

Loan production is detailed in the following table for the last five quarters

	Quarters
	First	Fourth	Third	Second	First
(Dollars in thousands)	2017	2016	2016	2016	2016

Commercial pipeline	$122,703	$88,814	$119,394	$113,261	$97,953
Commercial loans closed	94,595	144,975	109,078	111,133	67,252

Residential pipeline	$78,323	$72,604	$79,379	$66,083	$57,739
Residential loans retained	78,305	74,745	68,748	64,003	36,335
Residential loans sold	39,844	81,141	79,151	39,499	30,345

Consumer and small business pipeline	$44,499	$45,936	$41,428	$38,569	$32,316
Consumer and small business originations	89,546	83,484	87,815	79,786	51,232

Consumer and small business originations reached $90 million during the first quarter of 2017 and commercial loans closed totaled $95 million. Closed residential loans retained during the quarter totaled $78 million, reflecting continued strong performance. During the quarter, the Company purchased a residential adjustable mortgage pool, totaling $43 million.

Pipelines (loans in underwriting and approval or approved and not yet closed) remain strong at $123 million in commercial, $78 million in mortgage, and $44 million in consumer and small business. Commercial pipelines increased $33.9 million or 38%, over fourth quarter 2016 and $24.8 million or 25%, compared to March 31, 2016. Mortgage pipelines increased $5.7 million or 8%, compared to year-end 2016, and $20.6 million or 36%, from March 31, 2016. Consumer and small business declined from fourth quarter by $1.4 million or 3%, but increased from March 31, 2016 by $12.2 million or 38%.

The Company has hired a new commercial team, focused on larger equipment financing, and the GulfShore team into our lending businesses in the second quarter of 2017, as we move forward. The Tampa market is an opportunity to add additional growth to our balance sheet.

Customer relationship funding is detailed in the following table for the last five quarters:

Customer Relationship Funding	Quarters
	First	Fourth	Third	Second	First
(Dollars in thousands)	2017	2016	2016	2016	2016

Noninterest demand	$1,225,124	$1,148,309	$1,168,542	$1,146,792	$1,054,069
Interest-bearing demand	870,457	873,727	776,480	776,388	750,904
Money market	821,606	802,697	858,931	860,930	741,657
Savings	363,140	346,662	340,899	330,928	313,179
Time certificates of deposit	398,318	351,850	365,641	386,278	362,638
Total deposits	$3,678,645	$3,523,245	$3,510,493	$3,501,316	$3,222,447

Customer sweep accounts	$183,107	$204,202	$167,693	$183,387	$198,330

Total core customer funding (1)	$3,463,434	$3,375,597	$3,312,345	$3,298,425	$3,058,139

Noninterest demand deposit mix	33.3%	32.6%	33.3%	32.8%	32.7%

(1)	Total deposits and customer sweep accounts, excluding time certificates of deposit

Deposit growth reflects our success in growing households both organically and through acquisitions. The Company’s balance sheet continues to be primarily core deposit funded. Core customer funding increased to $3.5 billion at March 31, 2017, a 3% increase from December 31, 2016 and a 13% increase from March 31, 2016. Excluding acquisitions, core customer funding increased by $149 million, or 5%, from one year ago. Seacoast’s overall cost of deposits is 0.14%, in line with the prior quarter and 0.13% in the prior year quarter, reflecting the significant value of the deposit franchise.

Short-term borrowings were entirely comprised of sweep repurchase agreements with Seacoast Bank customers at March 31, 2017 and 2016. No federal funds purchased were utilized at March 31, 2017 or 2016. The average yield on customer repurchase accounts was 0.34% for the first quarter 2017.

FHLB borrowings, maturing in 30 days or less, totaled $302.0 million at March 31, 2017, with an average rate of 0.67% paid during the quarter. Advances from the FHLB of $50.0 million at a fixed rate of 3.22% to mature in late 2017 were outstanding at March 31, 2016. FHLB borrowings averaged $426.1 million for 2017, up from $57.3 million for first quarter 2016.

For 2017, average subordinated debt of $70.3 million related to trust preferred securities issued by subsidiary trusts of the Company (including subordinated debt for Grand and BANKshares assumed on July 17, 2015 and October 1, 2014) carried an average cost of 3.26%.

We have a positive interest rate gap and our net interest margin should benefit from rising interest rates. Further increases in interest rates are likely, and the Company’s asset sensitivity is further enhanced by its low cost deposit portfolio (see “Interest Rate Sensitivity”).

The following table details average balances, net interest income and margin results (on a tax equivalent basis) for the first quarter of 2017, the fourth quarter of 2016, and the first quarter of 2016.

	2017			2016
	First Quarter			Fourth Quarter			First Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,279,246	$8,087	2.53%	$1,251,015	$6,880	2.20%	$996,301	$5,683	2.28%
Nontaxable	27,833	441	6.34	28,589	441	6.17	17,929	251	5.60
Total Securities	1,307,079	8,528	2.61	1,279,604	7,321	2.29	1,014,230	5,934	2.34

Federal funds sold and other
investments	56,771	510	3.64	90,437	517	2.28	52,213	290	2.23

Loans, net	2,918,665	31,949	4.44	2,833,895	32,056	4.50	2,246,773	26,074	4.67

Total Earning Assets	4,282,515	40,987	3.88	4,203,936	39,894	3.78	3,313,216	32,298	3.92

Allowance for loan losses	(24,036)			(22,819)			(19,558)
Cash and due from banks	105,803			90,082			81,947
Premises and equipment	58,783			59,108			57,062
Intangible assets	78,878			79,620			37,006
Bank owned life insurance	84,811			48,954			43,647
Other assets	112,991			113,307			88,061

	$4,699,745			$4,572,188			$3,601,381

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$834,244	$163	0.08%	$812,056	$149	0.07%	$710,083	$155	0.09%
Savings	353,452	44	0.05	343,753	44	0.05	303,207	37	0.05
Money market	803,795	417	0.21	824,440	429	0.21	667,466	412	0.25
Time deposits	347,143	566	0.66	360,712	598	0.66	304,401	313	0.41
Federal funds purchased and
other short term borrowings	181,102	153	0.34	184,612	110	0.24	185,728	127	0.28
FHLB borrowings	426,144	702	0.67	339,457	392	0.46	57,308	409	2.87
Other borrowings	70,273	565	3.26	70,197	544	3.08	69,987	496	2.85
Total Interest-Bearing
Liabilities	3,016,153	2,610	0.35	2,935,227	2,266	0.31	2,298,180	1,949	0.34

Noninterest demand	1,183,813			1,167,687			906,231
Other liabilities	32,932			32,197			26,154
Total Liabilities	4,232,898			4,135,111			3,230,565

Shareholders' equity	466,847			437,077			370,816

	$4,699,745			$4,572,188			$3,601,381
Net interest spread			3.53%			3.47%			3.58%

As a % of earning assets:
Interest expense			0.25%			0.21%			0.24%
Net interest income (1)		$38,377	3.63%		$37,628	3.56%		$30,349	3.68%

(1)	On a fully taxable equivalent basis, a non-GAAP measure, as defined (see Non-GAAP Measure on next page). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

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

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands)	2017	2016	2016	2016	2016
Nontaxable interest income	$212	$203	$287	$308	$127
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$38,377	$37,628	$37,735	$34,801	$30,349
Total net interest income
(not TE)	38,165	37,425	37,448	34,493	30,222
Net interest margin (TE)	3.63%	3.56%	3.69%	3.63%	3.68%
Net interest margin (not TE)	3.61	3.54	3.66	3.60	3.67

TE = Tax Equivalent

Noninterest Income

Noninterest income (excluding securities gains or losses) totaled $9.9 million for the first quarter of 2017, $1.3 million or 15% higher than 2016’s first quarter and level with fourth quarter 2016. BOLI income for the first quarter of 2016 included a death benefit of $0.5 million payable in connection with the death of a Seacoast associate. For the first quarter 2017, noninterest income accounted for 20.6% of total revenue (net interest income plus noninterest income, excluding securities gains), compared to 21.0% for the fourth quarter of 2016 and 22.2% for first quarter a year ago.

Noninterest income (excluding securities gains) for the first quarter of 2017, compared to fourth quarter 2016 and the first quarter of 2016, is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2017	2016	2016
Service charges on deposits	$2,422	$2,612	$2,129
Trust income	880	969	806
Mortgage banking fees	1,552	1,616	999
Brokerage commissions and fees	377	480	631
Marine finance fees	134	115	141
Interchange income	2,494	2,334	2,217
Other deposit-based EFT fees	140	125	127
BOLI Income	733	611	841
Other income	1,173	1,060	739
Total	$9,905	$9,922	$8,630

For 2017, most categories of service fee income showed year over year growth compared to 2016, with service charges on deposit accounts increasing 13.8%, interchange income up 12.5%, and other deposit based EFT charges rising 10.2%. These increases reflect continued strength in customer acquisition and cross sell and benefits from acquisition activity. Regulators continue to review banking industry’s practices for overdraft programs and additional regulation could reduce fee income for the Company’s overdraft services. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®.

Wealth management, including brokerage commissions and fees, and trust income, decreased 12.5% during the first quarter of 2017, compared to prior year’s first quarter. While trust income increased 9.2%, brokerage commissions and fees were 40.3% lower. Most of the decline in brokerage was related to lower sales of annuities, 61.0% lower year over year. Despite recent decreases, we expect wealth management revenues to grow over time.

Mortgage production was higher during the first quarter in 2017 compared to 2016’s first quarter (see “Loan Portfolio”), with mortgage banking activity generating fees that were 55.3% higher, compared to 2016’s first quarter. Originated residential mortgage loans are processed by commissioned employees of Seacoast, with many mortgage loans referred by the Company’s branch personnel.

BOLI income was significantly higher for first quarter 2016, due to the recognition of a death benefit of $0.5 million. Additional purchases of BOLI in the fourth quarter of 2016 increased this asset to $85 million, and increased income in the first quarter 2017 by 20.0% compared to fourth quarter 2016. Higher income is expected to benefit the Company over 2017 and prospectively.

Other income was 58.7% higher year over year for first quarter 2017. Of the increase of $0.4 million, $0.1 million was income generated by Community Reinvestment Act (“CRA”) investments the Company has made, and $0.1 million was for a Small Business Administration (“SBA”) reimbursement related to an asset that had been written to a zero basis by the acquired institution. A general increase in other fee categories also occurred, including wire transfer fees, check cashing fees, miscellaneous loan related fees, and other miscellaneous fees.

Noninterest Expenses

Noninterest expenses for the first quarter of 2017 totaled $34.7 million, increasing $2.4 million or 7.4% compared to first quarter 2016, and were $4.4 million higher than fourth quarter 2016. Noninterest income for the first quarter of 2017, compared to fourth quarter 2016 and the first quarter of 2016, is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2017	2016	2016
Noninterest expense
Salaries and wages	$15,369	$12,476	$13,399
Employee benefits	3,068	2,475	2,482
Outsourced data processing costs	3,269	3,076	4,439
Telephone/data lines	532	502	528
Occupancy	3,157	2,830	2,972
Furniture and equipment	1,391	1,211	998
Marketing	922	847	1,049
Legal and professional fees	2,132	2,370	2,357
FDIC assessments	570	661	544
Amortization of intangibles	719	719	446
Asset disposition expense	53	84	90
Net (gain) on other real estate
owned and repossessed assets	(346)	(161)	(51)
Other	3,910	3,207	3,088
TOTAL	$34,746	$30,297	$32,341

Efficiency ratio (1)	71.1%	62.4%	81.7%

(1)	Efficiency ratio is defined as (noninterest expense less foreclosed property expense and amortization of intangibles) divided by net operating revenue (net interest income on a fully tax equivalent basis plus noninterest income excluding securities gains)

The first quarter of 2017 included expenses of $2.6 million associated with consolidation activity in the retail branch network, the realignment of our executive team structure, and expenses associated with a reduction in workforce initiative. The earnings benefit from these changes should be realized over the remainder of 2017. In addition, $1.3 million was included in the quarter for merger related charges and amortization of intangibles acquired through acquisitions.

Adjusted noninterest expense (a non-GAAP measure, see table below for a reconciliation to noninterest expense, the most comparable GAAP number) was $30.9 million, increasing $2.1 million or 7% compared to the fourth quarter 2016, and $4.1 million or 15% compared to the prior year’s first quarter. The increase compared to the fourth quarter of 2016 on this adjusted basis was primarily the result of higher salaries and benefits of $1.6 million, of which $0.5 million was related to seasonal payroll and 401k expenses; $0.2 million related to the new commercial lending team; $0.1 million due to executive team salary overlap as we migrated through the transition; and the remainder the result of a return to normalized incentive accruals and a few investments in talent. Expenses associated with an investor relations event also impacted the first quarter of 2017.

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2017	2016	2016
Noninterest expense, as reported	$34,746	$30,297	$32,341

Merger related charges	533	561	4,322
Amortization of intangibles	719	719	446
Branch reductions and other expense
initiatives*	2,572	163	713
Total adjustments	3,824	1,443	5,481

Adjusted noninterest expense (1)	$30,922	$28,854	$26,860

Adjusted efficiency ratio (1) (2)	64.7%	60.8%	69.6%

(1)	Non-GAAP measure
(2)	Efficiency ratio is defined as (noninterest expense less foreclosed property expense and amortization of intangibles) divided by net operating revenue (net interest income on a fully tax equivalent basis plus noninterest income excluding securities gains)
*	Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.

Prospectively, Seacoast management expects its expense ratio to improve. The Company wholly expects its digital servicing capabilities and technology to continue to support better, more efficient channel integration, allowing consumers to choose their path of convenience to satisfy their banking needs, resulting in organic growth of our products and services as well as related revenue.

Total occupancy, furniture and equipment expenses for the first quarter of 2017 totaled $4.5 million, increasing $0.5 million or 12.5% (on an aggregate basis) from fourth quarter 2016 and $0.6 million or 14.6% from 2016’s first quarter expense. Branch closure charges summed to $0.4 million during the first quarter of 2017, entirely related to fixed asset disposals and an early lease termination fee. We believe branches are still valuable to our customers for more complex transactions, but simple tasks, such as depositing and withdrawing funds, are rapidly migrating to a digital world. During the first quarter of 2017, deposits outside of the branch network increased to 36% from 31% in the same quarter one year prior. Our goal is to close 20% of our locations over the next 24 to 36 months. We consolidated one location during the first quarter of 2017 and we are in the process of consolidating 3 additional locations in the second quarter. Some of this operational expense savings will be reinvested into technology and talent to deliver products and services in new more convenient ways.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $3.3 million for the first quarter of 2017, an increase of $0.2 million or 6.3% from fourth quarter 2016 and a decline of $1.2 million or 26.4% from the first quarter last year. The primary cause for the decrease year over year was one-time charges of $1.9 million for conversion activity related to the acquisition of Floridian.

Changes in remaining categories, including marketing, legal and professional fees, FDIC assessments, and asset disposition expense were less significant.

Other expense totaled $3.9 million, increasing by $0.7 million or 21.9% compared to fourth quarter 2016 and higher by $0.8 million or 26.6% compared to first quarter 2016’s expense. Contributing to increases were employee placement fees (up $0.1 million from fourth quarter 2016 and $0.2 million compared to a year ago), and director fees (higher by $0.1 million versus fourth quarter 2016 and $0.2 million compared to first quarter last year). Postage, stationery and supplies, and armored car services, aggregated to $0.2 million of the increase compared to the fourth and first quarters of 2016, respectively.

Income Taxes

For first quarter 2017 and 2016, provision for income taxes totaled $4.1 million and $2.4 million, respectively. Various tax strategies have been implemented to reduce the Company’s overall effective tax rate to 34.1% for 2017, compared to 38.0% for the first quarter of 2016. Additionally, the adoption of ASU 2016-09 provided a tax benefit of $234,000 included in first quarter 2017’s provision for taxes. Management believes all of the future tax benefits of the Company’s deferred tax assets can be realized and no valuation allowance is required.

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

The provision for loan losses is the result of a detailed analysis estimating for probable loan losses. The analysis includes the evaluation of impaired and purchased credit impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For the first quarter of 2017, the Company recorded provisioning for loan losses of $1.3 million, which compared to provisioning for loan losses for first quarter of 2016 of $0.2 million. The Company had net charge-offs of $142,000 in the first quarter of 2017, compared to net recoveries for 2016’s first quarter of ($397,000), representing 0.02% and (0.07%) of average total loans for each quarter, respectively. For 2017, provisioning for loan losses reflects continued strong credit metrics, offset by continued loan growth. Delinquency trends remain low and show continued stability (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real estate Owned, and Credit Quality”).

The allowance for loan losses increased $1.2 million to $24.6 million at March 31, 2017, compared to $23.4 million at December 31, 2016. The allowance for loan and lease losses (“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”), which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total allowance for loan losses.

The first component of the ALLL analysis involves the estimation of an allowance specific to individually evaluated impaired portfolio loans, including accruing and non-accruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation or operation of the collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed uncollectable. Restructured consumer loans are also evaluated and included in this element of the estimate. As of March 31, 2017, the specific allowance related to impaired portfolio loans individually evaluated totaled $1.8 million, compared to $2.5 million as of December 31, 2016. Residential loans that become 90 days past due are placed on nonaccrual and a specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

The second component of the ALLL analysis, the general allowance for homogeneous portfolio loan pools not individually evaluated, is determined by applying factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance is determined using a baseline factor that is developed from an analysis of historical net charge-off experience. These baseline factors are developed and applied to the various portfolio loan pools. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss experience. These influences may include elements such as changes in concentration, macroeconomic conditions, and/or recent observable asset quality trends.

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

The final component consists of amounts reserved for purchased unimpaired loans (PUL). Loans collectively evaluated for impairment reported at March 31, 2017 include loans acquired from BMO Harris on June 3, 2016, Floridian Bank on March 11, 2016, Grand Bank on July 17, 2015 and BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. These fair value discount amounts are accreted into income over the remaining lives of the related loans on a level yield basis, and remained adequate at March 31, 2017.

Our analyses of the adequacy of the allowance for loan losses also takes into account qualitative factors such as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market conditions, employment levels and loan growth.

During the first quarter of 2017, management enhanced its processes for evaluating the adequacy of the general reserve components of the allowance for loan losses due to the increasing size and complexity of the commercial loan portfolio. Using a third-party software tool, the enhanced process applies a migration model to portfolio segments that allows us to observe performance over time, and the ability to separately analyze sub-segments based on vintage, risk rating, and origination tactics. Previously, an analysis was based on an average loss rate for various lookback periods.

These enhancements provide a more reliable estimate of probable losses in the portfolio, improve the efficiency of the process for preparing the analysis, and provide the foundation for moving to a current expected credit loss approach. This change in accounting estimate was implemented on January 1, 2017 and had no material impact on the allowance for loan losses.

The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 0.95% at March 31, 2017, compared to 0.96% at December 31, 2016. The reduced level of impaired loans contributed to a lower risk of loss and the lower allowance for loan losses as of March 31, 2017. The risk profile of the loan portfolio has been reduced by implementing a program to decrease the level of credit risk in such portfolio by strengthening credit management methodologies and executing a low risk strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, as well as consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. The improved mix is most evident by a lower percentage of loans in income producing commercial real estate and construction and land development loans than during the prior economic recession. Prospectively, we anticipate that the allowance is likely to benefit from continued improvement in our credit quality, but offset by more normal loan growth as business activity and the economy continues to improve.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At March 31, 2017, the Company had $975 million in loans secured by residential real estate and $1.448 billion in loans secured by commercial real estate, representing 32.8% and 48.7% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at March 31, 2017 and 2016.

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

Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles from the BANKshares, Grand and Floridian acquisitions are being amortized over 74 months, 94 months, and 69 months, respectively, on a straight-line basis, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles—Goodwill and Other, in the fourth quarter of 2016. Seacoast employed an independent third party with extensive experience in conducting and documenting impairment tests of this nature, and concluded that no impairment occurred.

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

At March 31, 2017, outstanding securities designated as available for sale totaled $909.3 million. The fair value of the available for sale portfolio at March 31, 2017 was less than historical amortized cost, producing net unrealized losses of $7.1 million that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2017 and 2016. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings are primarily investment grade. As of March 31, 2017, the Company’s available for sale investment securities, except for approximately $62.8 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $545.7 million, or 60 percent of the total available for sale portfolio. The portfolio also includes $93.2 million in private label securities, most secured by residential real estate collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. The Company also has invested $102.7 million in uncapped 3-month Libor floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase loans as assets that provide a steady stream of income and possible capital appreciation. The collateral for the securities is first lien senior secured corporate debt. The Company has purchased senior tranches rated credit A or higher and performed stress tests, which indicated that the senior subordination levels are sufficient and no principal loss is forecast, verifying the independent rating. In addition, the Company has acquired several corporate bonds and private commercial mortgage backed securities totaling $104.7 million at March 31, 2017. At March 11, 2016 and July 17, 2015, Floridian and Grand securities of $67.0 million and $46.4 million, respectively, were acquired and added to the available for sale portfolio at their fair value.

During 2014, management identified $158.8 million of investment securities available for sale and transferred them to held to maturity. The unrealized holding losses at the date of transfer totaled $3.0 million. For the securities that were transferred into the held to maturity category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. At March 31, 2017, the remaining unamortized amount of these losses was $1.7 million. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. Management believes the securities transferred are a core banking asset that they now intend to hold until maturity, and if interest rates were to increase before maturity, the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available for sale investment.

Seacoast Bank also holds 211,330 shares of Visa Class B stock, which following resolution of Visa’s litigation will be converted to Visa Class A shares (the conversion rate presently is 1.6483 shares of Class A stock for each share of Class B stock) for a total of 348,335 shares of Visa Class A stock. Our ownership is related to prior ownership in Visa’s network while Visa operated as a cooperative (11,330 shares), and by acquisition via auctions (200,000 shares) for $6.2 million conducted by the FDIC during the first quarter of 2017. Our ownership is recorded on our financial records at $6.2 million.

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

Realization of Deferred Tax Assets – Critical Accounting Policies and Estimates

At March 31, 2017, the Company had net deferred tax assets (“DTA”) of $55.8 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at March 31, 2016 the Company had a net DTA of $67.0 million.

Factors that support this conclusion:

•	Income before tax (“IBT”) has steadily increased as a result of organic growth, and the 2016 Floridian and BMO acquisitions will further assist in achieving management’s forecast of future earnings which recovers the net operating loss carry-forwards well before expiration;

•	Credit costs and overall credit risk has been stable which decreases their impact on future taxable earnings;

•	Growth rates for loans are at levels adequately supported by loan officers and support staff;

•	New loan production credit quality and concentrations are well managed; and

•	Current economic growth forecasts for Florida and the Company’s markets are supportive.

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At March 31, 2017, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s first quarter 2017 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 3.5% if interest rates increased 200 basis points up over the next 12 months and 1.9% if interest rates increased 100 basis points. This compares with the Company’s first quarter 2016 model simulation, which indicated net interest income would increase 7.5% if interest rates were increased 200 basis points up over the next 12 months and 4.1% if interest rates were increased 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 18.4% at March 31, 2017. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support”, “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further”, “point to,” “project,” “could,” “intend” or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic and market conditions, including seasonality;

•	governmental monetary and fiscal policies, as well as legislative, tax and regulatory changes;

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverage;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, liquidity and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks, sensitivities and the shape of the yield curve;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	the risks of mergers and acquisitions, include, without limitation, unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected;

•	the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected;

•	the risk regarding branch closures/consolidation efforts, including expected cost synergies and customer retention;

•	the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations;

•	the risks of customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets; and

•	other risks and uncertainties described herein and in our annual report on Form 10-K for the year ended December 31, 2016 and otherwise in our Securities and Exchange Commission, or “SEC”, reports and filings.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our first quarter 2017 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 9.2% versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 16.2%.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2017 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first three months of 2017, entirely related to equity incentive plan activity, were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/17 to 1/31/17	0	$0.00	233,692	181,308
2/1/17 to 2/28/17	0	0.00	233,692	181,308
3/1/17 to 3/31/17	0	0.00	233,692	181,308
Total - 1st Quarter	0	0.00	233,692	181,308

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

Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed June 25, 2010.

Exhibit 3.1.8 Articles of Amendment to the Amended and Restated Articles of Incorporation

Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed June 1, 2011.

Exhibit 3.1.9 Articles of Amendment to the Amended and Restated Articles of Incorporation

Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed December 13, 2013.

Exhibit 3.2 Amended and Restated By-laws of the Company

Incorporated herein by reference from Exhibit 3.2 to the Company’s Form 8-K, filed December 21, 2007.

Exhibit 10.23	Executive Transition Agreement dated February 3, 2017, between Stephen A. Fowle and the Company.
Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 9, 2017	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

May 9, 2017	/s/ Charles M. Shaffer
CHARLES M. SHAFFER
Executive Vice President & Chief Financial Officer