Form 10-Q
period 2017-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2017-08-08
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated	Accelerated	Non-Accelerated	Small Reporting
Filer ☐	Filer ☒	Filer ☐	Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Common Stock, $0.10 Par Value – 43,458,973 shares as of June 30, 2017

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2017	2016
ASSETS
Cash and due from banks	$88,133	$82,520
Interest bearing deposits with other banks	20,064	27,124
Total cash and cash equivalents	108,197	109,644

Time deposits with other banks	16,426	0

Securities:
Available for sale (at fair value)	1,016,744	950,503
Held to maturity (fair value: $397,357 at June 30, 2017, and $369,881 at December 31, 2016)	397,096	372,498
Total Securities	1,413,840	1,323,001

Loans held for sale (at fair value)	22,262	15,332

Loans	3,330,075	2,879,536
Less: Allowance for loan losses	(26,000)	(23,400)
NET LOANS	3,304,075	2,856,136

Bank premises and equipment, net	56,765	58,684
Other real estate owned	8,497	9,949
Goodwill	101,739	64,649
Other intangible assets, net	16,941	14,572
Bank owned life insurance	88,003	84,580
Net deferred income taxes	52,195	60,818
Other assets	92,355	83,567
TOTAL ASSETS	$5,281,295	$4,680,932

LIABILITIES
Deposits	$3,975,458	$3,523,245
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	167,558	204,202
Federal Home Loan Bank (FHLB) borrowings	395,000	415,000
Subordinated debt	70,381	70,241
Other liabilities	95,521	32,847
TOTAL LIABILITIES	4,703,918	4,245,535

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized 60,000,000 shares, issued 43,550,182 and outstanding 43,458,973 shares at June 30, 2017 and issued 38,090,568 and outstanding 38,021,835 shares at December 31, 2016	4,339	3,802
Other shareholders' equity	573,038	431,595
TOTAL SHAREHOLDERS' EQUITY	577,377	435,397
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,281,295	$4,680,932

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest and fees on loans	$38,209	$29,244	$70,100	$55,278
Interest and dividends on securities	8,585	6,902	16,959	12,749
Interest on interest bearing deposits and other investments	604	433	1,114	723
TOTAL INTEREST INCOME	47,398	36,579	88,173	68,750

Interest on deposits	1,668	1,238	2,858	2,155
Interest on borrowed money	1,574	848	2,994	1,880
TOTAL INTEREST EXPENSE	3,242	2,086	5,852	4,035

NET INTEREST INCOME	44,156	34,493	82,321	64,715

Provision for loan losses	1,401	662	2,705	861

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,755	33,831	79,616	63,854

Noninterest income
Other income	10,467	9,111	20,372	17,741
Securities gains, net (includes net gains (losses) of $23 and ($19) in other comprehensive income reclassifications for the three months ended June 30, 2017 and 2016, respectively, and net gains of $23 and $28 for the six months ended June 30, 2017 and 2016, respectively)	21	47	21	136
TOTAL NONINTEREST INCOME	10,488	9,158	20,393	17,877

TOTAL NONINTEREST EXPENSES	41,625	34,808	76,371	67,149

INCOME BEFORE INCOME TAXES	11,618	8,181	23,638	14,582

Provision for income taxes (includes $9 and $(7) in income tax provision (benefit) from reclassification items for the three months ended June 30, 2017 and 2016, respectively, and $9 and $11 in income tax provision for the six months ended June 30, 2017 and 2016, respectively).	3,942	2,849	8,036	5,284
NET INCOME	$7,676	$5,332	$15,602	$9,298

PER SHARE COMMON STOCK:
Net income diluted	$0.18	$0.14	$0.38	$0.25
Net income basic	0.18	0.14	0.38	0.26
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding-diluted	43,556,285	38,141,550	41,538,769	36,797,259
Average shares outstanding-basic	42,841,152	37,470,071	40,851,273	36,159,473

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
NET INCOME	$7,676	$5,332	$15,602	$9,298
Other comprehensive income:
Unrealized gains on securities available for sale	5,601	8,953	8,776	16,597
Amortization of unrealized losses on securities transferred to held to maturity, net	122	122	244	244
Reclassification adjustment for gains included in net income	(21)	(47)	(21)	(136)
Income tax effect on other comprehensive income	(2,199)	(3,485)	(3,467)	(6,362)
COMPREHENSIVE INCOME	$11,179	$10,875	$21,134	$19,641

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,602	$9,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,677	2,235
Amortization of premiums and discounts on securities, net	1,838	2,385
Other amortization and accretion, net	(429)	(1,110)
Stock based compensation	2,540	1,807
Origination of loans designated for sale	(117,379)	(83,207)
Sale of loans designated for sale	113,527	88,760
Provision for loan losses	2,705	861
Deferred income taxes	7,338	4,886
Gains on sale of securities	(21)	(136)
Gains on sale of loans	(3,078)	(2,502)
Gains on sale of other real estate owned	(212)	(252)
Losses and writedowns on disposition of fixed assets	2,316	1,937
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease (increase) in other assets	1,347	(3,877)
Net (decrease) increase in other liabilities	(2,634)	5,105
Net cash provided by operating activities	26,137	26,190

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of securities available for sale	125,115	59,151
Maturity of securities held to maturity	42,883	15,584
Proceeds from sale of securities available for sale	3,820	12,211
Purchases of securities available for sale	(142,062)	(149,969)
Purchases of securities held to maturity	(49,963)	(213,766)
Maturity of time deposits with other banks	847	0
Net new loans and principal repayments	(198,080)	(129,832)
Proceeds from the sale of other real estate owned	3,324	4,207
Proceeds from sale of FHLB and Federal Reserve Bank stock	14,832	1,700
Purchase of FHLB and Federal Reserve Stock	(15,012)	(9,297)
Purchase of VISA Class B stock	(6,180)	0
Net cash from bank acquisition	30,233	260,471
Additions to bank premises and equipment	(2,979)	(3,309)
Net cash used in investing activities	(193,222)	(152,849)

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$166,863	$5,421
Net increase (decrease) in federal funds purchased and repurchase agreements	(36,644)	11,382
Net increase (decrease) in FHLB borrowings	(20,000)	151,000
Early redemption of FHLB borrowings	0	(50,000)
Issuance of common stock, net of related expense	55,641	0
Stock based employee benefit plans	(222)	(409)
Dividends paid	0	0
Net cash provided by financing activities	165,638	117,394
Net decrease in cash and cash equivalents	(1,447)	(9,265)
Cash and cash equivalents at beginning of period	109,644	136,067
Cash and cash equivalents at end of period	$108,197	$126,802

Supplemental disclosure of non cash investing activities:
Transfers from loans to other real estate owned	$448	$2,806
Transfers from bank premises to other real estate owned	1,212	3,175
Purchase of securities on trade date	63,926	1,198

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Seacoast Banking Corporation of Florida and Subsidiaries

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

NOTE B — RECENTLY ISSUED ACCOUNTING STANDARDS, Not adopted as of June 30, 2017

The following provides a brief description of accounting standards that have been issued but are not yet adopted that could affect the Company's financial statements:

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, clarifying when changes to the terms of share-based awards, such as value, vesting conditions or classification of the awards, should be accounted for as modifications. All the disclosures about modifications that are required today would need to be made, along with disclosing any change (or no change) in compensation expense. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. Adoption of this standard is being evaluated as to its effect on the Company’s operating results and financial condition.

In March 2017, the FASB issued ASU 2017-08, requiring entities to amortize premiums on certain purchased callable debt securities to their earliest call date. The accounting for purchased callable debt securities held at a discount did not change. Amortizing the premium to the earliest call date generally aligns interest income recognition with the economics of instruments. This guidance requires a modified retrospective transition under which a cumulative adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This guidance is effective for fiscal years beginning after December 15, 2018. Adoption of this standard is being evaluated as to its effect on the Company’s operating results or financial condition.

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

In January 2016, the FASB issued ASU 2016-01 for “Recognition and Measurement of Financial Assets and Liabilities.” The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The update: a) requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value and recognized in net income, b) simplifies impairment assessments of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and if impaired requires measurement of the investment at fair value, c) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value, d) requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, e) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, and g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The ASU is effective for fiscal years beginning after December 15, 2017, and must be adopted on a modified retrospective basis, including interim periods within those fiscal years. The adoption of ASU 2016-01 is being evaluated for its impact on the Company’s operating results and financial condition.

In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition – Revenue from Contracts with Customers.” The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue associated with loans and securities is not in the scope of the new guidance, and based the Company’s evaluation to date we do not expect the adoption to have a significant impact on the Company’s operating results or financial condition. The Company plans to adopt the new guidance on January 1, 2018.

NOTE C — BASIC AND DILUTED EARNINGS PER COMMON SHARE

For each of the three month periods ended June 30, 2017 and 2016, options to purchase 59,000 shares and 127,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Basic:
Income available to common shareholders	$7,676	$5,332	$15,602	$9,298
Average basic shares outstanding	42,841,152	37,470,071	40,851,273	36,159,473
Basic earnings per share	$0.18	$0.14	$0.38	$0.26

Diluted:
Income available to common shareholders	$7,676	$5,332	$15,602	$9,298
Average basic shares outstanding	42,841,152	37,470,071	40,851,273	36,159,473
Restricted stock and stock options	715,133	671,479	687,496	637,786
Average diluted shares outstanding	43,556,285	38,141,550	41,538,769	36,797,259
Diluted earnings per share	$0.18	$0.14	$0.38	$0.25

The diluted impact of restricted stock and stock options is calculated under the treasury method.

NOTE D — SECURITIES

The amortized cost, unrealized gains and losses, and fair value of securities available for sale and held to maturity at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$10,907	$300	$0	$11,207
Mortgage backed securities of U.S. Government Sponsored Entities	291,482	1,250	(2,632)	290,100
Collateralized mortgage obligations of U.S. Government Sponsored Entities	217,634	614	(3,951)	214,297
Commercial mortgage backed securities of U.S. Government Sponsored Entities	22,304	506	(9)	22,801
Private mortgage backed securities	32,860	864	(92)	33,632
Private collateralized mortgage obligations	55,828	616	(488)	55,956
Collateralized loan obligations	222,725	455	(41)	223,139
Obligations of state and political subdivisions	62,847	938	(385)	63,400
Corporate and other debt securities	70,930	676	(168)	71,438
Private commercial mortgage backed securities	30,780	189	(195)	30,774
	$1,018,297	$6,408	$(7,961)	$1,016,744

SECURITIES HELD TO MATURITY
Mortgage backed securities of U.S. Government Sponsored Entities	$183,877	$1,413	$(959)	$184,331
Collateralized mortgage obligations of U.S. Government Sponsored Entities	135,596	461	(1,564)	134,493
Commercial mortgage backed securities of U.S. Government Sponsored Entities	17,420	585	0	18,005
Collateralized loan obligations	54,325	378	0	54,703
Private collateralized mortgage obligations	5,878	8	(61)	5,825
	$397,096	$2,845	$(2,584)	$397,357

	December 31, 2016
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$12,073	$255	$0	$12,328
Mortgage backed securities of U.S. Government Sponsored Entities	287,726	585	(4,823)	283,488
Collateralized mortgage obligations of U.S. Government Sponsored Entities	238,805	314	(5,065)	234,054
Commercial mortgage backed securities of U.S. Government Sponsored Entities	22,351	222	(28)	22,545
Private mortgage backed securities	32,780	0	(791)	31,989
Private collateralized mortgage obligations	67,542	563	(816)	67,289
Collateralized loan obligations	124,716	838	(665)	124,889
Obligations of state and political subdivisions	63,161	622	(895)	62,888
Corporate and other debt securities	74,121	257	(517)	73,861
Private commercial mortgage backed securities	37,534	111	(473)	37,172
	$960,809	$3,767	$(14,073)	$950,503

SECURITIES HELD TO MATURITY
Mortgage backed securities of U.S. Government Sponsored Entities	$159,941	$704	$(1,243)	$159,402
Collateralized mortgage obligations of U.S. Government Sponsored Entities	147,208	386	(2,630)	144,964
Commercial mortgage backed securities of U.S. Government Sponsored Entities	17,375	233	(74)	17,534
Collateralized loan obligations	41,547	430	(314)	41,663
Private collateralized mortgage obligations	6,427	0	(109)	6,318
	$372,498	$1,753	$(4,370)	$369,881

Proceeds from sales of securities during the three and six month period ended June 30, 2017 were $3.8 million, with gross gains of $21,000 and no gross losses. Proceeds from sales of securities during the three month period ended June 30, 2016 were $1.7 million, with gross gains of $47,000 and no gross losses. Proceeds from sales of securities during the six month period ended June 30, 2016 were $12.1 million, with gross gains of $147,000 and gross losses of $11,000.

In 2014, approximately $158.8 million of investment securities available for sale were transferred into held to maturity. The unrealized holding losses at the date of transfer totaled $3.1 million. The unrealized holding losses at the date of the transfer are amortized over the remaining life of these securities as an adjustment of yield in a manner consistent with the amortization of a discount. The amortization of unrealized holding losses reported in other comprehensive income will offset the effect on interest income of the amortization of the discount. At June 30, 2017, the remaining unrealized holding losses totaled $1.6 million.

Securities at June 30, 2017 with a fair value of $183.3 million were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Securities with a fair value of $167.6 million were pledged as collateral for repurchase agreements at June 30, 2017.

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in less than one year	$0	$0	$10,076	$10,318
Due after one year through five years	3,600	3,600	85,126	85,641
Due after five years through ten years	50,725	51,103	233,030	234,071
Due after ten years	0	0	28,636	28,605
	54,325	54,703	356,868	358,635
Mortgage backed securities of U.S. Government Sponsored Entities	183,877	184,331	291,482	290,100
Collateralized mortgage obligations of U.S. Government Sponsored Entities	135,596	134,493	217,634	214,297
Commercial mortgage backed securities of U.S. Government Sponsored Entities	17,420	18,005	22,304	22,801
Private mortgage backed securities	0	0	32,860	33,632
Private collateralized mortgage obligations	5,878	5,825	55,828	55,956
Other debt securities	0	0	10,541	10,549
Private commercial mortgage backed securities	0	0	30,780	30,774
	$397,096	$397,357	$1,018,297	$1,016,744

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and the period of time for which these losses were outstanding at June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities of U.S. Government Sponsored Entities	$205,658	$(2,975)	$48,199	$(616)	$253,857	$(3,591)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	87,147	(1,438)	168,324	(4,077)	255,471	(5,515)
Commercial mortgage backed securities of U.S. Government Sponsored Entities	3,119	(9)	0	0	3,119	(9)
Private mortgage backed securities	0	0	6,864	(153)	6,864	(153)
Private collateralized mortgage obligations	0	0	26,129	(488)	26,129	(488)
Collateralized loan obligations	9,966	(34)	9,973	(7)	19,939	(41)
Obligations of state and political subdivisions	15,716	(287)	2,916	(98)	18,632	(385)
Corporate and other debt securities	12,873	(164)	2,388	(4)	15,261	(168)
Private commercial mortgage backed securities	11,126	(185)	1,965	(10)	13,091	(195)
Total temporarily impaired securities	$345,605	$(5,092)	$266,758	$(5,453)	$612,363	$(10,545)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities of U.S. Government Sponsored Entities	$327,759	$(5,991)	$5,387	$(75)	$333,146	$(6,066)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	234,175	(5,599)	58,912	(2,096)	293,087	(7,695)
Commercial mortgage backed securities of U.S. Government Sponsored Entities	7,934	(102)	0	0	7,934	(102)
Private mortgage backed securities	0	0	36,848	(900)	36,848	(900)
Private collateralized mortgage obligations	1,460	0	38,417	(816)	39,877	(816)
Collateralized loan obligations	8,152	(41)	51,694	(938)	59,846	(979)
Obligations of state and political subdivisions	39,321	(895)	0	0	39,321	(895)
Corporate and other debt securities	33,008	(517)	0	0	33,008	(517)
Private commercial mortgage backed securities	12,667	(306)	7,139	(167)	19,806	(473)
Total temporarily impaired securities	$664,476	$(13,451)	$198,397	$(4,992)	$862,873	$(18,443)

The two tables above include securities held to maturity that were transferred from available for sale into held to maturity during 2014. Those securities had unrealized losses of $3.1 million at the date of transfer, and at June 30, 2017, the unamortized balance was $1.6 million. The fair value of those securities in an unrealized loss position for less than twelve months at June 30, 2017 and December 31, 2016 was $7.4 million and $22.8 million, respectively. The unrealized losses on those securities in an unrealized loss position for less than twelve months at June 30, 2017 and December 31, 2016 was $0.1 million and $0.4 million, respectively. The fair value of those securities in an unrealized loss position for more than twelve months at June 30, 2017 and December 31, 2016 was $7.4 million and none, respectively. The unrealized losses on those securities in an unrealized loss position for more than twelve months at June 30, 2017 and December 31, 2016 was $0.1 million and none, respectively.

At June 30, 2017, unrealized losses on mortgage backed securities, collateralized mortgage obligations and commercial mortgage backed securities of U.S. government sponsored entities having a fair value of $512.4 million totaled $9.1 million, which was attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on our assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2017, private label securities secured by seasoned residential collateral with a fair value of $33.0 million had approximately $0.6 million in unrealized losses. This was attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2017, remaining securities categories had unrealized losses of $0.7 million and summed to a fair value of $66.9 million. Management believes that unrealized losses on these remaining debt security holdings are a function of changes in investment spreads and interest movements and not change in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of June 30, 2017, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at June 30, 2017.

Included in other assets is $36.4 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At June 30, 2017, the Company had not identified events or changes in circumstances which may have a significant adverse effect on the ability to redeem these holdings.

The Company also holds 211,330 shares of Visa Class B stock which, following resolution of Visa litigation, will be converted to Visa Class A shares (the conversion rate is 1.6483 shares of Class A stock for each share of Class B stock) for a total of 348,335 shares of Visa Class A stock. Our holdings are related to prior ownership in Visa’s network while Visa operated as a cooperative (11,330 shares), and by acquisition via auctions (200,000 shares) for $6.2 million conducted by the FDIC during the first quarter of 2017. These holdings are reported in other assets in the Consolidated Balance Sheets at the Company’s cost of $6.2 million.

NOTE E — LOANS

Information relating to portfolio loans, purchased credit impaired (“PCI”) loans, and purchased unimpaired loans (“PUL”) as of June 30, 2017 and December 31, 2016 is summarized as follows:

June 30, 2017	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$181,334	$113	$49,127	$230,574
Commercial real estate	1,098,634	11,463	353,971	1,464,068
Residential real estate	874,753	702	115,689	991,144
Commercial and financial	393,213	854	71,071	465,138
Consumer	174,376	0	4,219	178,595
Other loans	556	0	0	556
NET LOAN BALANCES (1)	$2,722,866	$13,132	$594,077	$3,330,075

December 31, 2016	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$137,480	$114	$22,522	$160,116
Commercial real estate	1,041,915	11,257	304,420	1,357,592
Residential real estate	784,290	684	51,813	836,787
Commercial and financial	308,731	941	60,917	370,589
Consumer	152,927	0	1,018	153,945
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$2,425,850	$12,996	$440,690	$2,879,536

(1) Net loan balances as of June 30, 2017 and December 31, 2016 include deferred costs of $10.6 million for each period presented, respectively.

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

The table below summarizes the changes in accretable yield for PCI loans during the three and six month periods ended June 30, 2017 and 2016, respectively:

Activity during the three months ended June 30, 2017

	March 31, 2017	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	June 30, 2017
	(In thousands)
Accretable yield	$3,510	0	(10)	(451)	216	$3,265
Recorded investment of acquired loans	$12,982					$13,132
Allowance for loan losses	0					0
Recorded investment less allowance for loan losses	$12,982					$13,132

Activity during the six months ended June 30, 2017

	December 31, 2016	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	June 30, 2017
	(In thousands)
Accretable yield	$3,807	0	(10)	(816)	284	$3,265
Recorded investment of acquired loans	$12,996					$13,132
Allowance for loan losses	0					0
Recorded investment less allowance for loan losses	$12,996					$13,132

Activity during the three months ended June 30, 2016

	March 31, 2016	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	June 30, 2016
	(In thousands)
Accretable yield	$3,143	1,215	1,086	(770)	0	$4,674
Recorded investment of acquired loans	$16,531					$13,652
Allowance for loan losses	0					0
Recorded investment less allowance for loan losses	$16,531					$13,652

Activity during the six months ended June 30, 2016

	December 31, 2015	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	June 30, 2016
	(In thousands)
Accretable yield	$2,610	1,831	1,271	(1,038)	0	$4,674
Recorded investment of acquired loans	$12,109					$13,652
Allowance for loan losses	0					0
Recorded investment less allowance for loan losses	$12,109					$13,652

The following tables present the contractual delinquency of the recorded investment in past due loans by class of loans as of June 30, 2017 and December 31, 2016:

			Accruing
	Accruing	Accruing	Greater			Total
June 30, 2017	30-59 Days	60-89 Days	Than			Financing
(In thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$273	$0	$0	$544	$180,517	$181,334
Commercial real estate	0	0	0	1,209	1,097,425	1,098,634
Residential real estate	68	65	0	8,655	865,965	874,753
Commercial and financial	125	0	0	0	393,088	393,213
Consumer	97	14	0	133	174,132	174,376
Other	0	0	0	0	556	556
Total	563	79	0	10,541	2,711,683	2,722,866

Purchased Unimpaired Loans
Construction and land development	0	0	0	125	49,002	49,127
Commercial real estate	437	0	0	743	352,791	353,971
Residential real estate	0	0	194	1,462	114,033	115,689
Commercial and financial	514	0	0	347	70,210	71,071
Consumer	0	0	0	0	4,219	4,219
Other	0	0	0	0	0	0
Total	951	0	194	2,677	590,255	594,077

Purchased Credit Impaired Loans
Construction and land development	0	0	0	0	113	113
Commercial real estate	0	0	0	3,761	7,702	11,463
Residential real estate	189	0	0	0	513	702
Commercial and financial	0	0	0	0	854	854
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	189	0	0	3,761	9,182	13,132

Total Loans	$1,703	$79	$194	$16,979	$3,311,120	$3,330,075

			Accruing
	Accruing	Accruing	Greater			Total
December 31, 2016	30-59 Days	60-89 Days	Than			Financing
(In thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$0	$0	$0	$438	$137,042	$137,480
Commercial real estate	78	171	0	1,784	1,039,882	1,041,915
Residential real estate	1,570	261	0	8,582	773,877	784,290
Commercial and financial	30	0	0	49	308,652	308,731
Consumer	29	59	0	170	152,669	152,927
Other	0	0	0	0	507	507
Total	1,707	491	0	11,023	2,412,629	2,425,850

Purchased Unimpaired Loans
Construction and land development	0	0	0	32	22,490	22,522
Commercial real estate	345	485	0	1,272	302,318	304,420
Residential real estate	153	0	0	1,262	50,398	51,813
Commercial and financial	39	328	0	197	60,353	60,917
Consumer	37	0	0	0	981	1,018
Other	0	0	0	0	0	0
Total	574	813	0	2,763	436,540	440,690

Purchased Impaired Loans
Construction and land development	0	0	0	0	114	114
Commercial real estate	0	0	0	4,285	6,972	11,257
Residential real estate	0	185	0	0	499	684
Commercial and financial	0	0	0	0	941	941
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	0	185	0	4,285	8,526	12,996

Total Loans	$2,281	$1,489	$0	$18,071	$2,857,695	$2,879,536

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” and “Doubtful” and these loans are monitored on an ongoing basis. Loans that do not currently expose the Company to sufficient risk to warrant classification in the Substandard or Doubtful categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Substandard may require a specific allowance. Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  The principal on loans classified as Doubtful is generally charged off. Risk ratings are updated any time the situation warrants.

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2017 and December 31, 2016:

June 30, 2017
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(In thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$216,965	$1,426,634	$965,708	$453,838	$177,470	$3,240,615
Special mention	8,048	12,562	1,705	6,715	1,032	30,062
Substandard	4,631	13,364	3,274	3,981	168	25,418
Doubtful*	0	0	0	60	0	60
Nonaccrual	669	5,713	10,117	347	133	16,979
Pass-Troubled debt restructures	37	4,909	0	0	0	4,946
Troubled debt restructures	224	886	10,340	197	348	11,995
	$230,574	$1,464,068	$991,144	$465,138	$179,151	$3,330,075

* Comprised of a single loan that paid off in July 2017.

December 31, 2016
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(In thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$148,563	$1,319,696	$811,576	$364,241	$153,730	$2,797,806
Special mention	5,037	17,184	1,780	3,949	67	28,017
Substandard	5,497	7,438	2,709	2,153	134	17,931
Doubtful	0	0	0	0	0	0
Nonaccrual	470	7,341	9,844	246	170	18,071
Pass-Troubled debt restructures	44	4,988	358	0	44	5,434
Troubled debt restructures	505	945	10,520	0	307	12,277
	$160,116	$1,357,592	$836,787	$370,589	$154,452	$2,879,536

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

The following table presents loans that were modified within the six months ending June 30, 2017:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Valuation
	of	Recorded	Recorded	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded
Construction and land development	1	$52	$46	$6
Residential real estate	1	15	15	0
	2	$67	$61	$6

The following table presents loans that were modified within the six months ending June 30, 2016:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Valuation
	of	Recorded	Recorded	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded
Residential real estate	6	$1,660	$1,489	$171
	6	$1,660	$1,489	$171

For the six months ended June 30, 2017 and 2016, there were no payment defaults on loans that had been modified to a TDR within the previous twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

As of June 30, 2017 and December 31, 2016, the Company’s recorded investment in impaired loans (excluding PCI loans), the unpaid principal balance, and the related valuation allowance were as follows:

	June 30, 2017
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$577	$879	$0
Commercial real estate	2,791	4,134	0
Residential real estate	10,099	14,607	0
Commercial and financial	352	361	0
Consumer	127	200	0
Impaired Loans with an Allowance Recorded:
Construction and land development	355	367	145
Commercial real estate	4,964	4,970	244
Residential real estate	10,360	10,566	1,255
Commercial and financial	406	197	209
Consumer	355	355	58
Total:
Construction and land development	932	1,246	145
Commercial real estate	7,755	9,104	244
Residential real estate	20,459	25,173	1,255
Commercial and financial	758	558	209
Consumer	482	555	58
	$30,386	$36,636	$1,911

	December 31, 2016
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$226	$321	$0
Commercial real estate	3,267	4,813	0
Residential real estate	9,706	14,136	0
Commercial and financial	199	206	0
Consumer	0	0	0
Impaired Loans with an Allowance Recorded:
Construction and land development	51	51	0
Commercial real estate	6,937	6,949	395
Residential real estate	12,332	12,681	2,059
Commercial and financial	0	0	0
Consumer	0	0	0
Total:
Construction and land development	277	372	0
Commercial real estate	10,204	11,762	395
Residential real estate	22,038	26,817	2,059
Commercial and financial	199	206	0
Consumer	0	0	0
	$32,718	$39,157	$2,454

For the three months ended June 30, 2017 and 2016, the Company’s average recorded investments in impaired loans (excluding PCI loans) and related interest income were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Construction & land development	$538	$11	$214	$0
Commercial real estate	2,521	40	1,860	2
Residential real estate	9,831	159	9,587	37
Commercial and financial	155	6	16	0
Consumer	154	3	183	1
Impaired Loans with an Allowance Recorded:
Construction & land development	279	2	634	6
Commercial real estate	5,745	39	6,906	73
Residential real estate	11,173	84	11,993	100
Commercial and financial	371	3	0	0
Consumer	311	7	356	5
Total:
Construction & land development	817	13	848	6
Commercial real estate	8,266	79	8,766	75
Residential real estate	21,004	243	21,580	137
Commercial and financial	526	9	16	0
Consumer	465	10	539	6
	$31,078	$354	$31,749	$224

For the six months ended June 30, 2017 and 2016, the Company’s average recorded investments in impaired loans (excluding PCI loans) and related interest income were as follows:

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Construction & land development	$431	$22	$179	$0
Commercial real estate	2,747	79	2,063	5
Residential real estate	9,767	297	9,493	71
Commercial and financial	153	7	16	0
Consumer	105	7	212	1
Impaired Loans with an Allowance Recorded:
Construction & land development	197	5	702	13
Commercial real estate	6,207	108	6,970	147
Residential real estate	11,627	197	12,128	185
Commercial and financial	244	7	0	0
Consumer	204	10	353	9
Total:
Construction & land development	628	27	881	13
Commercial real estate	8,954	187	9,033	152
Residential real estate	21,394	494	21,621	256
Commercial and financial	397	14	16	0
Consumer	309	17	565	10
	$31,682	$739	$32,116	$431

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At June 30, 2017 and at December 31, 2016, accruing TDRs totaled $16.9 million and $17.7 million, respectively.

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

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $125,000 and $95,000, respectively, was included in interest income for the six months ended June 30, 2017 and 2016, respectively, and represents the change in present value attributable to the passage of time.

Nonaccrual loans and accruing loans past due 90 days or more (excluding purchased loans) totaled $10.5 million and $0, respectively, at June 30, 2017, and $11.0 million and $0, respectively, at December 31, 2016. Purchased nonaccrual and accruing loans past due 90 days or more were $6.4 million and $0.2 million, respectively, at June 30, 2017, and $7.0 million and $0, respectively, at December 31, 2016.

Activity in the allowance for loan losses (excluding PCI loans) for the three month and six month periods ended June 30, 2017 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended June 30, 2017
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$1,352	$128	$0	$94	$94	$1,574
Commercial real estate	9,861	(167)	(102)	331	229	9,923
Residential real estate	7,064	324	(64)	99	35	7,423
Commercial and financial	4,635	1,193	(447)	79	(368)	5,460
Consumer	1,650	(77)	(55)	102	47	1,620
	$24,562	$1,401	$(668)	$705	$37	$26,000

	Allowance for Loan Losses for the Six Months Ended June 30, 2017
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$1,219	$192	$0	$163	$163	$1,574
Commercial real estate	9,273	313	(102)	439	337	9,923
Residential real estate	7,483	(100)	(187)	227	40	7,423
Commercial and financial	3,636	2,314	(616)	126	(490)	5,460
Consumer	1,789	(14)	(314)	159	(155)	1,620
	$23,400	$2,705	$(1,219)	$1,114	$(105)	$26,000

Activity in the allowance for loan losses (excluding PCI loans) for the three month and six month periods ended June 30, 2016 is summarized as follows:

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

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio (excluding PCI loans) and related allowance at June 30, 2017 and December 31, 2016 is shown in the following tables:

	At June 30, 2017
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Recorded	Associated	Recorded	Associated	Recorded	Associated
(Dollars in thousands)	Investment	Allowance	Investment	Allowance	Investment	Allowance
Construction & land development	$932	$145	$229,529	$1,429	$230,461	$1,574
Commercial real estate	7,755	244	1,444,850	9,679	1,452,605	9,923
Residential real estate	20,459	1,255	969,983	6,168	990,442	7,423
Commercial and financial	758	209	463,526	5,251	464,284	5,460
Consumer	482	58	178,669	1,562	179,151	1,620
	$30,386	$1,911	$3,286,557	$24,089	$3,316,943	$26,000

	At December 31, 2016
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Recorded	Associated	Recorded	Associated	Recorded	Associated
(Dollars in thousands)	Investment	Allowance	Investment	Allowance	Investment	Allowance
Construction & land development	$277	$0	$159,839	$1,219	$160,116	$1,219
Commercial real estate	10,204	395	1,335,832	8,878	1,346,036	9,273
Residential real estate	22,038	2,059	814,250	5,424	836,288	7,483
Commercial and financial	199	0	369,449	3,636	369,648	3,636
Consumer	0	0	154,452	1,789	154,452	1,789
	$32,718	$2,454	$2,833,822	$20,946	$2,866,540	$23,400

Loans collectively evaluated for impairment included loans acquired in connection with the acquisition of GulfShore Bancshares, Inc. (“GulfShore”) on April 7, 2017, Floridian Financial Group, Inc. (“Floridian”) on March 11, 2016, certain branches from BMO Harris Bank, N.A. (“BMO”) on June 3, 2016, Grand Bankshares, Inc. (“Grand”) on July 17, 2015, and The BANKshares, Inc. on October 1, 2014 that are not PCI loans. At June 30, 2017, the remaining fair value adjustments for loans acquired was approximately $15.5 million, or approximately 2.54% of the outstanding aggregate PUL balances. At December 31, 2016, the remaining fair value adjustments for loans acquired was approximately $13.7 million, or approximately 3.11% of the outstanding aggregate PUL balances. These amounts, representing the remaining fair value discount of each PUL, are accreted into interest income over the remaining lives of the related loans on a level yield basis.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at June 30, 2017 and December 31, 2016:

	PCI Loans Individually Evaluated for Impairment
	June 30, 2017		December 31, 2016
	Recorded	Associated	Recorded	Associated
(Dollars in thousands)	Investment	Allowance	Investment	Allowance
Construction & land development	$113	$0	$114	$0
Commercial real estate	11,463	0	11,257	0
Residential real estate	702	0	684	0
Commercial and financial	854	0	941	0
Consumer	0	0	0	0
	$13,132	$0	$12,996	$0

NOTE G — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. At June 30, 2017 and December 31, 2016, Company securities sold under agreements to repurchase and securities pledged were as follows by collateral type and maturity:

(Dollars in thousands)	Overnight and Continuous Maturity
	June 30,	December 31,
	2017	2016
Mortgage backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$167,558	$204,202

NOTE H – NONINTEREST INCOME AND EXPENSES

Detail of noninterest income and expenses as of the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Noninterest income
Service charges on deposits	$2,435	$2,230	$4,857	$4,359
Trust income	917	838	1,797	1,644
Mortgage banking fees	1,272	1,364	2,824	2,363
Brokerage commissions and fees	351	470	728	1,101
Marine finance fees	326	279	460	420
Interchange income	2,671	2,370	5,165	4,587
Other deposit-based EFT fees	114	116	254	243
BOLI income	757	379	1,490	1,220
Other income	1,624	1,065	2,797	1,804
	10,467	9,111	20,372	17,741
Securities gains, net	21	47	21	136
TOTAL	$10,488	$9,158	$20,393	$17,877

Noninterest expense
Salaries and wages	$18,375	$13,884	$33,744	$27,283
Employee benefits	2,935	2,521	6,003	5,003
Outsourced data processing costs	3,456	2,803	6,725	7,242
Telephone/data lines	648	539	1,180	1,067
Occupancy	4,421	3,645	7,578	6,617
Furniture and equipment	1,679	1,283	3,070	2,281
Marketing	1,074	957	1,996	2,006
Legal and professional fees	3,276	2,656	5,408	5,013
FDIC assessments	650	643	1,220	1,187
Amortization of intangibles	839	593	1,558	1,039
Asset disposition expense	136	160	189	250
Net loss (gain) on other real estate owned and repossessed assets	161	(201)	(185)	(252)
Early redemption cost for Federal Home Loan Bank borrowings	0	1,777	0	1,777
Other	3,975	3,548	7,885	6,636
TOTAL	$41,625	$34,808	$76,371	$67,149

NOTE I — EQUITY CAPITAL

On February 21, 2017, the Company completed a public offering of 2,702,500 shares of common stock, generating net proceeds of $55.6 million. In addition, CapGen Capital Group III LP (“CapGen”), in conjunction with the Company’s offering, sold 6,210,000 shares of the Company’s common stock, with no net proceeds to the Company.

The Company is well capitalized and at June 30, 2017, the Company and the Company’s principal banking subsidiary, Seacoast National Bank, or “Seacoast Bank”, met the common equity Tier 1 capital ratio (CET1) regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

NOTE K — FAIR VALUE

Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2017 and December 31, 2016 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
At June 30, 2017:
Available for sale securities (1)	$1,016,744	$100	$1,016,644	$0
Loans held for sale (2)	22,262	0	22,262	0
Loans (3)	10,710	0	10,304	406
Other real estate owned (4)	8,497	0	0	8,497

At December 31, 2016:
Available for sale securities (1)	$950,503	$100	$950,403	$0
Loans held for sale (2)	15,332	0	15,332	0
Loans (3)	4,120	0	3,170	950
Other real estate owned (4)	9,949	0	0	9,949

____________

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

The fair value of impaired real estate loans which are collateral dependent is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At June 30, 2017, the capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.8%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value totaled $10.7 million with a specific reserve of $0.6 million at June 30, 2017, compared to $4.1 million with a specific reserve of $0.4 million at December 31, 2016.

Fair value of available for sale securities is determined using valuation techniques for individual investments as described in Note D.

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

During the six months ended June 30, 2017, there were no transfers between levels of the fair value hierarchy.

For loans classified as level 3, the additions totaled $0.1 million for the first six months of 2017, consisting of loans that became impaired during 2017. Reductions consisted primarily of principal payments and totaled $0.6 million.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first six months of 2017, foreclosed loans added $0.4 million and migrated branches taken out of service added $1.2 million. Reductions summed to $3.1 million and consisted almost entirely of sales of $2.9 million.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of June 30, 2017 and December 31, 2016 is as follows:

		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
At June 30, 2017:
Financial Assets
Securities held to maturity (1)	$397,096	$0	$397,357	$0
Time deposits with other banks	16,426	0	0	16,386
Loans, net	3,293,365	0	0	3,277,109
Financial Liabilities
Deposit liabilities	3,975,458	0	0	3,973,456
Subordinated debt	70,381	0	55,017	0

At December 31, 2016:
Financial Assets
Securities held to maturity (1)	$372,498	$0	$369,881	$0
Loans, net	2,852,016	0	0	2,840,993
Financial Liabilities
Deposit liabilities	3,523,245	0	0	3,523,322
Subordinated debt	70,241	0	54,908	0

(1) See Note D for further detail of fair value of individual investment categories.

The short maturity of Seacoast’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest bearing deposits with other banks, federal funds purchased, and securities sold under agreement to repurchase, maturing within 30 days, and FHLB borrowings.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2017 and December 31, 2016:

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

Loans held for sale: Fair values are based upon estimated values received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of June 30, 2017 and December 31, 2016, respectively. Loans held for sale were as follows at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Aggregate fair value	$22,262	$15,332
Contractual balance	21,640	14,904
Gains (losses)	622	428

Deposit Liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.

NOTE L — BUSINESS COMBINATIONS

Acquisition of Floridian Financial Group, Inc.

On March 11, 2016, the Company completed its acquisition of Floridian, the parent company of Floridian Bank. Simultaneously, upon completion of the merger, Floridian’s wholly owned subsidiary bank, Floridian Bank, was merged with and into Seacoast Bank. Floridian, headquartered in Lake Mary, Florida, operated 10 branches in Orlando and Daytona Beach, of which several were consolidated with Seacoast locations. This acquisition added approximately $417 million in total assets, $337 million in deposits, and $266 million in loans to Seacoast.

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

Acquisition of BMO Harris Central Florida Offices, Deposits and Loans

On June 3, 2016, Seacoast Bank assumed approximately $314 million in deposits related to business and consumer banking customers at a deposit premium of 3.0% of the deposit balances, $63 million in business loans at a loan premium of 0.5%, and fourteen branches of BMO, located in the Orlando Metropolitan Statistical Area (“MSA”).

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

The Company recognized intangibles (including goodwill) of approximately $13 million for this acquisition that are deductible for tax purposes over a 15-year period. The acquisition of BMO’s Orlando banking operations by Seacoast Bank constitutes a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, and in some instances rely on use of third party experts.

Acquisition of GulfShore Bancshares, Inc.

On April 7, 2017, the Company completed its acquisition of GulfShore, the parent company of GulfShore Bank. Simultaneously, upon completion of the merger, GulfShore’s wholly owned subsidiary bank, GulfShore Bank, was merged with and into Seacoast Bank. GulfShore, headquartered in Tampa, Florida, operated 3 branches in Tampa and St. Petersburg, of which all have been retained as Seacoast locations.

The Company acquired 100% of the outstanding common stock of GulfShore. Under the terms of the definitive agreement, GulfShore shareholders received, for each share of GulfShore common stock, the combination of $1.47 in cash and 0.4807 shares of Seacoast common stock (based on Seacoast’s closing price of $23.94 per share on April 7, 2017).

April 7, 2017
Shares exchanged for cash	$8,033,999

Number of GulfShore Bancshares, Inc. common shares outstanding	5,464,308
Per share exchange ratio	0.4807
Number of shares of common stock issued	2,626,693
Multiplied by common stock price per share on April 7, 2017	$23.94
Value of common stock issued	62,883,030

Total purchase price	$70,917,029

Merger related charges summed to $4.3 million for the second quarter of 2017, primarily impacting salaries and wages, outsourced data processing costs, and legal and professional fees. All of these costs were expensed in the second quarter of 2017.

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

Initial Report
Date of acquisition	April 7, 2017

Assets:
Cash, interest bearing deposits and time deposits with other banks	$55,540
Investment securities	316
Loans, net	250,884
Fixed assets	1,307
Other real estate owned	13
Core deposit intangibles	3,927
Goodwill	37,090
Other assets	8,572
$357,649

Liabilities:
Deposits	$285,350
Other liabilities	1,382
$286,732

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	April 7, 2017
(In thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$101,281	$99,598
Commercial real estate	106,729	103,908
Construction/development/land	13,175	11,653
Commercial loans	32,137	32,252
Consumer and other loans	3,554	3,473
Purchased credit-impaired	0	0
Total acquired loans	$256,876	$250,884

No loans acquired were specifically identified with credit deficiency factor(s), pursuant to ASC Topic 310-30. The factors we considered to identify loans as Purchased Credit Impaired (“PCI”) loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as Troubled Debt Restructured (“TDR”), graded “special mention” or “substandard.”

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

The Company recognized goodwill of $37 million for this acquisition that is nondeductible for tax purposes. The acquisition of GulfShore constitutes a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, and in some instances rely on use of third party experts. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. For GulfShore, fair values as presented for securities, loans, fixed assets, other real estate owned, and certain other assets and liabilities are necessarily considered preliminary.

Operating results of the Company for the three months ended June 30, 2017 include the operation of the acquired assets and assumed liabilities since the date of acquisition of April 7, 2017. Pro-forma data for the three months ended June 30, 2016 and six months ended June 30, 2017 and 2016 listed in the table below present pro-forma information as if the acquisition occurred at the beginning of 2016.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands, except per share amounts)	2016	2017	2016

Net interest income	$36,720	$84,935	$69,201
Net income	5,877	16,384	10,566
EPS - basic	0.15	0.39	0.27
EPS - diluted	0.14	0.39	0.27

Proposed Acquisition of Palm Beach Community Bank

On May 4, 2017, the Company announced that it had entered into an agreement and plan of merger with Palm Beach Community Bank, a Florida Bank (“PBCB”). The agreement provides that PBCB will merge with and into Seacoast Bank. PBCB operates four branches in West Palm Beach, Florida with deposits of approximately $281 million and loans of $290 million. This acquisition is anticipated to close in the fourth quarter of 2017, subject to the receipt of approvals from regulatory authorities, the approval of PBCB shareholders and the satisfaction of other closing conditions.

Proposed Acquisition of NorthStar Bank

On May 18, 2017, the Company announced that it had entered into an agreement and plan of merger with NorthStar Banking Corporation (“NSBC”) the holding company for NorthStar Bank, a Florida Bank (“NorthStar”). The agreement provides that NorthStar will merge with and into Seacoast Bank. NorthStar operates three branches in Tampa, Florida with deposits of approximately $168 million and loans of $137 million. This acquisition is anticipated to close in the fourth quarter of 2017, subject to the receipt of approvals from regulatory authorities, the approval of NSBC shareholders and the satisfaction of other conditions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to aid in understanding significant changes in the financial condition of Seacoast Banking Corporation of Florida and its subsidiaries (the “Company”) and their results of operations. Nearly all of the Company’s operations are contained in its banking subsidiary, Seacoast National Bank (“Seacoast Bank” or the “Bank”). Such discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes included in this report. For purposes of the following discussion, the words the “Company,” “we,” “us,” and “our” refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.

SECOND QUARTER 2017

Strategic Overview

Results demonstrate the impact of our digital transformation strategy, successful integration of acquisitions, and disciplined loan growth. Seacoast continues to execute on its plan to grow our core business organically, innovating to build our franchise and increase efficiency, and grow through mergers and acquisitions. We believe that these investments better position us to increase net income to common shareholders today and prospectively.

Second Quarter and Year-to-Date 2017 Strategic Highlights

Modernizing How We Sell

•	The Company reached another significant milestone, surpassing 100,000 households during the quarter.

•	We had a record number of deposit accounts opened outside of the branch this quarter, with 13% of all deposit accounts being opened through non-branch channels including our website and 24/7 call center.

•	On May 4, 2017, we announced the expansion of our presence in the South Florida market through our agreement to acquire Palm Beach Community Bank (“PBCB”). This proposed acquisition will build upon our previous investment, the acquisition of Grand, also located in Palm Beach, completed in July 2015. On May 18, 2017, we signed an agreement to acquire NorthStar Banking Corporation, the holding company for NorthStar Bank (“NorthStar”), headquartered in Tampa, Florida. The proposed addition of NorthStar will deepen our presence in the Tampa market and build on our acquisition of GulfShore, also located in Tampa, completed on April 7, 2017.

•	Consumer and small business loans originated in digital channels or by our call center grew 25% over first quarter 2017 and by 9% year-over-year. These are the fastest growing channels and reflect customers seeking the high level of convenience across our banking platform.

Lowering Our Cost to Serve

•	Mobile penetration increased to 32% of eligible primary consumer checking customers from 28% in June of last year.

•	39% of checks are now deposited outside the branch network, compared to 33% in June of last year.

•	In the first half of 2017, we consolidated five banking center locations. Costs associated with closures in the second quarter were $1.9 million, and the associated benefits are expected to be more fully realized in the second half of the year.

•	Customer adoption of more convenient digital channels continues to grow. In June 2017, our non-teller transactions made up 50% of our total transaction volume, up from 41% two years ago. We expect this shift in customer preference to continue to accelerate, requiring continued focus on building a digitally integrated business model.

Driving Improvements in How Our Business Operates

•	We recognized savings in the quarter due to the successful renegotiation of our agreement with a key technology and digital services provider. The agreement expands digital banking capabilities, improves service level agreements and increases our ability to scale.

•	In the first quarter 2017, by opening a second call center in Orlando, we expanded our ability to support growth and our customers’ ever-increasing utilization of our 24/7 service model. This contributed to an increase in expenses in the current quarter by approximately $200,000, while providing us with access to a larger talent pool and helping strengthen our business continuity plan.

•	During the first half of 2017, we have invested to upgrade core infrastructure and relocate our primary data center to a hardened facility dedicated to providing resilient infrastructure services.

Scaling and Evolving Our Culture

•	Earlier this year Associates participated in our annual engagement survey, which measures items such as job satisfaction and commitment to our customers. Key scores in the survey rose across the board, surpassing the 90th percentile norm for employee engagement.

•	We welcomed 36 associates from GulfShore in April 2017. We continue to grow our talent base in this highly attractive market. Joseph Caballero, former CEO of GulfShore, will lead Seacoast’s efforts in Tampa accepting a role as Tampa market executive. Joe brings significant experience operating in the Tampa MSA, with over 25 years’ experience in banking and middle market lending.

•	Julie Kleffel, EVP and head of community banking was named an Orlando Business Journal 2017 Business Executive of the Year. She was recognized as part of the publication's annual Women Who Mean Business awards in April.

Second quarter 2017 results and guidance for 2017

•	For the second quarter of 2017, Seacoast reported net income of $7.7 million or $0.18 per average common diluted share, compared to $7.9 million or $0.20 per average common diluted share for the first quarter 2017, and $5.3 million or $0.14 per average common diluted share in the second quarter last year. For the six months ended June 30, 2017, net income was $15.6 million compared to $9.3 million for six months ended June 30, 2016. Adjusted net income[1] totaled $12.7 million or $0.29 per average common diluted share for the second quarter of 2017, compared to adjusted net income of $10.3 million or $0.26 per average common diluted share for the first quarter of 2017, and adjusted net income of $9.2 million or $0.24 per average common diluted share a year ago. For the six months ended June 30, 2017, adjusted net income[1] was $22.9 million compared to $16.2 million for the six months ended June 30, 2016.

•	Our merger with GulfShore Bank in Tampa, Florida in April 2017, and expected mergers with PBCB in West Palm Beach, Florida in the fourth quarter 2017 and NorthStar in Tampa, Florida in the fourth quarter 2017, together with organic and acquisition-related revenue growth momentum and cost reductions, is expected to drive earnings improvement over the balance of 2017 and into 2018.

•	Seacoast management maintains its established goal of achieving adjusted diluted earnings per share[1] of $1.28 to $1.32 for 2017.

1Non-GAAP measure, see “Explanation of Certain Non-GAAP Financial Measures”.

Financial Condition

Total assets increased $900 million or 20.5% from June 30, 2016 to $5.28 billion at June 30, 2017, driven by the acquisition of GulfShore in April of 2017, along with organic growth.

Loan Portfolio

Total loans (net of unearned income and excluding the allowance for loan losses) were $3.33 billion at June 30, 2017, $714.0 million or 27.3% more than at June 30, 2016, and $450.5 million or 15.6% more than at December 31, 2016. The GulfShore acquisition on April 7, 2017 contributed $250.9 million in loans. Also, during the last six months of 2016 and first quarter of 2017, we purchased five separate mortgage loan pools aggregating to $106.5 million, and a marine loan pool of $16.0 million (a total of $122.5 million in loans purchased), and sold two seasoned mortgage portfolio pools (summing to $70.6 million). Loan pools acquired have a weighted average yield of 3.4%, with $122.5 million adjustable rate, and contain borrowers with an average FICO score above 740. An $11.0 million Small Business Administration (“SBA”) loan pool acquired in the second quarter of 2017 has a weighted average yield of 3.0% and is zero risk weighted for capital calculations. Success in commercial lending through our legacy franchise and through our Accelerate banking model has increased loan growth. Analytics and digital marketing have further fueled loan growth in the consumer and small business channels.

The following tables detail loan portfolio composition at June 30, 2017, December 31, 2016 and June 30, 2016 for portfolio loans, purchase credit impaired loans (“PCI”) and purchased unimpaired loans (“PUL”) as defined in Note E-Loans.

June 30, 2017	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$181,334	$113	$49,127	$230,574
Commercial real estate	1,098,634	11,463	353,971	1,464,068
Residential real estate	874,753	702	115,689	991,144
Commercial and financial	393,213	854	71,071	465,138
Consumer	174,376	0	4,219	178,595
Other loans	556	0	0	556
NET LOAN BALANCES (1)	$2,722,866	$13,132	$594,077	$3,330,075

December 31, 2016	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$137,480	$114	$22,522	$160,116
Commercial real estate	1,041,915	11,257	304,420	1,357,592
Residential real estate	784,290	684	51,813	836,787
Commercial and financial	308,731	941	60,917	370,589
Consumer	152,927	0	1,018	153,945
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$2,425,850	$12,996	$440,690	$2,879,536

June 30, 2016	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$115,789	$114	$26,484	$142,387
Commercial real estate	849,537	11,836	378,135	1,239,508
Residential real estate	723,297	688	70,336	794,321
Commercial and financial	245,821	1,014	76,631	323,466
Consumer	112,580	0	2,933	115,513
Other loans	857	0	0	857
NET LOAN BALANCES (1)	$2,047,881	$13,652	$554,519	$2,616,052

(1)	Net loan balances at June 30, 2017, December 31, 2016 and June 30, 2016 are net of deferred costs of $10.6 million, $10.6 million, and $9.7 million, respectively.

Note: Commercial real estate includes owner-occupied balances of $654.8 million, $623.8 million, and $590.1 million, for June 30, 2017, December 31, 2016 and June 30, 2016, respectively.

Commercial real estate mortgages increased $224.6 million or 18.1% to $1.46 billion at June 30, 2017, compared to June 30, 2016, a result of improving loan production and loans acquired in the GulfShore merger. Office building loans of $400.7 million or 27.4% of commercial real estate mortgages comprise our largest concentration, with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, healthcare, churches and educational facilities, recreation, multifamily, mobile home parks, lodging, restaurants, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at June 30, 2017 aggregated to $153.4 million (versus $126.9 million at June 30, 2016), of which $146.9 million was funded. The Company’s 73 commercial real estate relationships in excess of $5 million totaled $612.2 million, of which $548.7 million was funded at June 30, 2017 (compared to 59 relationships of $473.3 million at June 30, 2016, of which $413.2 million was funded).

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $1.112 billion and $352 million, respectively, at June 30, 2017, compared to $908 million and $332 million, respectively, at June 30, 2016.

Reflecting the impact of organic loan growth and the GulfShore loan acquisition, commercial and financial loans (“C&I”) outstanding at June 30, 2017 increased to $465.1 million, up 43.8% from $323.5 million at June 30, 2016. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

Residential mortgage loans increased $196.8 million or 24.8% from June 30, 2016 to $991.2 million as of June 30, 2017. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. During the first quarter of 2017, a $43 million pool of whole loan adjustable rate mortgages with a weighted average yield of 3.2% and average FICO score of 751 was acquired and added to the portfolio. At June 30, 2017, approximately $489 million or 49% of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled approximately $292 million (29% of the residential mortgage portfolio) at June 30, 2017, of which 15- and 30-year mortgages totaled $22 million and $178 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $92 million, most with maturities of 10 years or less and home equity lines of credit, primarily floating rates, totaling $210 million at June 30, 2017. In comparison, loans secured by residential properties having fixed rates totaled $126 million at June 30, 2016, with 15- and 30-year fixed rate residential mortgages totaling $25 million and $101 million, respectively, and home equity mortgages and lines of credit totaled $84 million and $144 million, respectively.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $63.1 million or 54.6% year over year and totaled $178.6 million (versus $115.5 million at June 30, 2016). Of the $63.1 million increase, $23.5 million was in marine loans, $3.0 million in automobile and truck loans, and $36.6 million in other consumer loans. Marine loans at June 30, 2017 included $12.2 million in purchased loan pools acquired during the third quarter of 2016.

At June 30, 2017, the Company had unfunded commitments to make loans of $684 million, compared to $504 million at June 30, 2016.

Loan Concentrations

The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Commercial and commercial real estate loan relationships greater than $10 million totaled $231.0 million and represented 7% of the total portfolio at June 30, 2017, compared to $161.7 million or 13% at year-end 2010.

Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and commercial real estate loan concentrations as a percentage of total risk based capital, were stable at 49% and 217%, respectively, at June 30, 2017. Regulatory guidance suggests limits of 100% and 300%, respectively.

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

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Nonperforming assets (“NPAs”) at June 30, 2017 totaled $25.7 million, and were comprised of $10.5 million of nonaccrual portfolio loans, $6.6 million of nonaccrual and accruing past due 90 days or more purchased loans, $1.8 million of non-acquired other real estate owned (“OREO”), $1.7 million of acquired OREO and $5.1 million of branches out of service. NPAs increased from $24.0 million recorded as of June 30, 2016 (comprised of $10.9 million of nonaccrual portfolio loans, $4.4 million of nonaccrual purchased loans, $3.8 million of non-acquired OREO, $1.6 million of acquired OREO, and $3.3 million of branches out of service). At June 30, 2017, approximately 97% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At June 30, 2017, nonaccrual loans were written down by approximately $3.2 million or 16% of the original loan balance (including specific impairment reserves). During the twelve months ended June 30, 2017, OREO amounts related to branches taken out of service that are actively being marketed increased $1.8 million while OREO for foreclosed properties remained level.

The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $16.9 million at June 30, 2017 compared to $20.3 million at June 30, 2016. Accruing TDRs are excluded from our nonperforming asset ratios. The tables below set forth details related to nonaccrual and accruing restructured loans.

				Accruing
June 30,2017	Nonaccrual Loans			Restructured
(Dollars in thousands)	NonCurrent	Performing	Total	Loans
Construction & land development
Residential	$125	$283	$408	$0
Commercial	80	0	80	37
Individuals	0	181	181	225
	205	464	669	262
Residential real estate mortgages	1,798	8,319	10,117	10,339
Commercial real estate mortgages	4,937	776	5,713	5,795
Real estate loans	6,940	9,559	16,499	16,396
Commercial and financial	304	43	347	197
Consumer	21	112	133	348
	$7,265	$9,714	$16,979	$16,941

At June 30, 2017 and 2016, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2017		2016
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	74	$13,684	86	$15,122
Maturity extended with change in terms	53	6,360	61	8,085
Chapter 7 bankruptcies	31	2,055	41	2,515
Not elsewhere classified	12	1,293	14	1,674
	170	$23,392	202	$27,396

During the first six months of 2017, newly identified TDRs totaled $67,000, compared to $2.0 million for all of 2016. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding June 30, 2017 defaulted during the twelve months ended June 30, 2017, or for 2016. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At June 30, 2017, loans (excluding PCI) totaling $30.4 million were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $1.9 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $31.3 million and $2.3 million, respectively, at June 30, 2016.

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

Cash and Cash Equivalents and Liquidity Risk Management

Cash and cash equivalents (including interest bearing deposits), totaled $108.2 million on a consolidated basis at June 30, 2017, compared to $126.8 million at June 30, 2016 and $109.6 million at December 31, 2016. The issuance of common stock during the first quarter of 2017 was a primary contributor to the increase in cash and cash equivalents from year-end 2016.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 2017, Seacoast Bank had available unsecured lines of $75 million and lines of credit under current lendable collateral value, which are subject to change, of $806 million. Seacoast Bank had $374 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $469 million in residential and commercial real estate loans available as collateral. In comparison, at June 30, 2016, the Company had available unsecured lines of $50 million and lines of credit of $869 million, and had $813 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $359 million in residential and commercial real estate loans available as collateral.

The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. During the first and second quarters of 2017, the Company acquired an additional $57.9 million and $82.3 million of brokered certificates of deposit (“CDs”), respectively, at a rate of 1.18% and 1.27% respectively, all maturing within 12 months. Brokered CDs at June 30, 2017 totaled $149.3 million.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. At June 30, 2017, Seacoast Bank was able to distribute dividends to the Company of approximately $61 million. At June 30, 2017, the Company had cash and cash equivalents at the parent of approximately $54.6 million, compared to $15.0 million at June 30, 2016, with the increase directly related to the capital raise completed on February 21, 2017.

Securities

Information related to maturities, carrying values and fair value of the Company’s securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.

At June 30, 2017, the Company had no trading securities, $1.02 billion in securities available for sale, and $397.1 million in securities held to maturity. The Company's total securities portfolio increased $88.7 million or 6.7% from June 30, 2016. During the first quarter of 2016, securities totaling $66.9 million were added from the acquisition of Floridian. Security purchases during the first and second quarter of 2016 of $258.3 million were primarily to utilize anticipated cash to be received by Seacoast from the acquisition of BMO branches, with an increase of $203.4 million in securities held to maturity during the second quarter (almost a doubling from the first quarter of 2016). Security purchases during the third quarter of 2016 were more limited, totaling only $13 million, and totaled $130 million in the fourth quarter of 2016, $43 million in the first quarter of 2017 and $213 million in the second quarter of 2017. Securities acquired from GulfShore in the second quarter of 2017 were nominal. These efforts were primary to the overall increase in the securities portfolio during 2016 and 2017. Funding for investments was derived from liquidity, both legacy and that acquired in mergers, and increases in funding from our core customer deposit base and FHLB borrowings.

During 2017, sales of securities resulted in proceeds of $3.8 million (including net gains of $21,000). In comparison, proceeds from the sales of securities totaled $12.1 million (including net gains of $136,000) for the six months ended June 30, 2016. Management believes the securities sold had minimal opportunity to further increase in value.

Securities are generally acquired which return principal monthly. The modified duration of the investment portfolio at June 30, 2017 was 4.3 years, compared to 4.4 years at June 30, 2016. Securities that are fixed rate comprise 65% of the total investment portfolio, with remaining securities in the portfolio adjustable rate, or 35% of the total portfolio.

At June 30, 2017, available for sale securities had gross unrealized losses of $8.0 million and gross unrealized gains of $6.4 million, compared to gross unrealized losses of $4.7 million and gross unrealized gains of $13.5 million at June 30, 2016. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the securities with unrealized losses are not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company does not have an investment position in trust preferred securities.

Deposits and Borrowings

The Company’s balance sheet continues to be primarily core funded.

Total deposits increased $474.1 million or 13.5% to $3.98 billion at June 30, 2017, compared to June 30, 2016. Excluding the GulfShore acquisition and addition of $140.2 million in brokered CDs, total deposits increased $48.6 million or 1.4% from June 30, 2016. Also, at June 30, 2017, total deposits excluding Gulfshore deposits and the $140.2 million of brokered CDs grew $26.6 million or 0.1% (not annualized) from year-end 2016. Deposit growth since year-end 2016 was impacted by seasonal declines in public fund balances, which decreased by $83.3 million during the first six months of 2017.

Since June 30, 2016, interest bearing deposits (interest bearing demand, savings and money markets deposits) increased $204.6 million or 10.4% to $2.17 billion, noninterest bearing demand deposits increased $161.7 million or 14.1% to $1.31 billion, and CDs increased $107.9 million or 27.9% to $494.2 million. Excluding acquired deposits, noninterest demand deposits were $91.9 million or 8.0% higher from June 30, 2016, and represent 32.9% deposits, compared to 32.8% at June 30, 2016. Core deposit growth reflects our success in growing households both organically and through acquisitions.

Additions to CDs and the increase in CDs at June 30, 2017 year over year have come primarily through the GulfShore acquisition in April 2017 and brokered CDs acquired during 2017. An intentional decrease in higher cost time deposits was recorded over the two years prior to the 2016 BMO branch acquisition, and was more than offset by increases in low cost or no cost deposits.

Customer repurchase agreements totaled $167.6 million at June 30, 2017, decreasing $15.8 million or 8.6% from June 30, 2016. The repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

No unsecured federal funds purchased were outstanding at June 30, 2017 or 2016.

At June 30, 2017 and 2016, borrowings were comprised of subordinated debt of $70.4 million and $70.1 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $395.0 million and $151.0 million, respectively. At June 30, 2017, our FHLB borrowings were all maturing within 30 days, and the rate for FHLB funds during the second quarter of 2017 was 0.97%. At December 31, 2016, FHLB borrowings totaled $415.0 million, and were similarly short-term and maturing within 30 days. Secured FHLB borrowings are an integral tool in liquidity management for the Company. In the second quarter of 2016, borrowings from the FHLB were comprised of two advances outstanding since 2007 that had a weighted average cost of 3.22% and were scheduled to mature in late 2017. The two FHLB advances were redeemed during April 2016.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. As part of the BANKshares acquisition in 2014, the Company inherited three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. Also, as part of the Grand acquisition in 2015, the Company inherited an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASU 805 Business Combinations) were recorded at fair value, which collectively is $4.9 million lower than face value at June 30, 2017. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 3.42% for the second quarter of 2017, compared to 2.89% for the second quarter ended June 30, 2016.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $684 million at June 30, 2017 and $504 million at June 30, 2016.

Capital Resources

The Company’s equity capital at June 30, 2017 increased $151.9 million from June 30, 2016 to $577.4 million, and increased $142.0 million from December 31, 2016. On February 21, 2017, the Company closed on an offering of 8,912,500 shares of common stock, consisting of 2,702,500 shares sold by the Company and 6,210,000 shares sold by one of its shareholders. Seacoast received proceeds (net of expenses) of $55.6 million from the issuance of the 2,702,500 shares of its common stock. The Company intends to use the net proceeds from the offering for general corporate purposes, including potential future acquisitions and to support organic growth. Seacoast did not receive any proceeds from the sale of its shareholder’s shares (see “Note I – Shareholders’ Equity”).

The Company also issued 2,626,693 common shares in regards to the acquisition of GulfShore that was consummated on April 7, 2017 (see Note L – Business Combinations”). This transaction increased shareholders’ equity $62.9 million, as the Company issued shares of common stock as consideration for the merger.

The ratio of shareholders’ equity to period end total assets was 10.93% and 9.71% at June 30, 2017 and 2016, respectively. Equity has also increased as a result of earnings retained by the Company. During 2016, the ratio of shareholders’ equity to total assets declined, as the Company successfully grew assets at a faster pace than equity over the period.

Activity in shareholders’ equity for the six months ended June 30, 2017 and 2016 follows:

(Dollars in thousands)	2017	2016
Beginning balance at December 31, 2016 and 2015	$435,397	$353,453
Net income	15,602	9,298
Capital raise, net of costs (February 21, 2017)	55,640	0
Issuance of stock pursuant to acquisition of GulfShore	62,882	0
Issuance of stock pursuant to acquisition of Floridian	0	50,913
Stock compensation (net of Treasury shares acquired)	2,324	1,422
Other comprehensive income	5,532	10,343
Ending balance at June 30, 2017 and 2016	$577,377	$425,429

Capital ratios are well above regulatory requirements for well-capitalized institutions. Seacoast’s management uses risk-based capital measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies (see “Note I – Equity Capital”).

	Seacoast	Seacoast	Minimum to be
June 30, 2017:	(Consolidated)	Bank	Well Capitalized*

Common equity Tier 1 ratio (CET1)	12.10%	12.14%	6.5%
Tier 1 capital ratio	13.86%	12.14%	8.0%
Total risk-based capital ratio	14.56%	12.85%	10.0%
Tier 1 leverage ratio	10.35%	9.06%	5.0%

* For subsidiary bank only

The Company’s total risk-based capital ratio was 14.56% at June 30, 2017, a decrease from March 31, 2017 ratio of 14.95%, and an increase from June 30, 2016’s ratio of 13.45%. Ongoing reinvestment of liquidity into securities and loans with higher risk weightings and the addition of GulfShore’s loans with higher risk weightings were causes for decreases in Tier 1 and total risk-based capital ratios since March 31, 2017. The capital raise during 2017 was the primary cause of these ratios improving, compared to prior year at June 30, 2016.

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

The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from our acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $70.4 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

The Company’s capital is expected to continue to increase with positive earnings.

Results of Operations

Earnings Overview

The Company has steadily improved results over the past three years and into 2017. Net income was $7.7 million, or $0.18 per average common diluted share, compared to $7.9 million or $0.20 for the prior quarter and $5.3 million or $0.14 for the second quarter of 2016. For the six months ended June 30, 2017, net income was $15.6 million compared to $9.3 million for six months ended June 30, 2016. Adjusted net income1 was $12.7 million, or $0.29 per average common diluted share, compared to $10.3 million or $0.26 for the prior quarter and $9.2 million or $0.24 for the second quarter of 2016. For the six months ended June 30, 2017, adjusted net income1 was $22.9 million compared to $16.2 million for the six months ended June 30, 2016.

Data analytics and technology-assisted operational improvement are helping us build efficiencies across our organization and drive process automation. We believe that our success in increasing net income is the result of our success in significantly growing our businesses and balance sheet, while attaining operating efficiency. We believe our improved earnings also reflect the success we have had in identifying and incorporating acquisitions, including our recent acquisition of GulfShore on April 7, 2017, providing three offices in Tampa, Florida (see “Note L – Business Combinations).

Net revenues for the quarter ended June 30, 2017 were $54.6 million, an increase of $6.6 million or 14% compared to the prior quarter, and an increase of $11.0 million or 25% from the second quarter of 2016. For the six months ended June 30, 2017, net revenues were $102.7 million, an increase of $20.1 million or 24% compared to the six months ended June 30, 2016. Adjusted revenues1 were $54.6 million, an increase of $6.6 million, or 14%, from the prior quarter and an increase of $11.0 million, or 25% from the second quarter of 2016. For the six months ended June 30, 2017, adjusted revenues1 were $102.7 million, an increase of $20.7 million or 25% compared to the six months ended June 30, 2016.

1Non-GAAP measure, see “Explanation of Certain Non-GAAP Financial Measures”

Notable Items Affecting Second Quarter 2017 Results

As Seacoast continues to scale, certain items, many of which were introduced last quarter, aggregated to $8.2 million in noninterest expense in the second quarter of 2017.

•	We completed the acquisition of GulfShore on April 7, 2017, expanding the Seacoast footprint to the Tampa market. GulfShore and other merger and acquisition-related charges totaled $5.1 million[2], including $3.0 million of compensation-related expense. We added 36 full-time equivalent (“FTE”) associates to our overall headcount to service the Tampa market. These additions were partially offset by strategic headcount reductions in other areas.

•	We continued execution of our branch reduction strategy, completing five branch closures in the first half of this year. Expenses associated with the four previously announced branch closures, and one additional closure in the second quarter, totaled $1.9 million[2].

•	During the first quarter 2017, the Company onboarded a commercial lending team focused on specialized equipment lending for lower middle market companies. The second quarter 2017 noninterest expense reflects the full $571,000 impact of this team on noninterest expense.

•	During the second quarter of 2017, we recorded incentive expense totaling $247,000 for one-time signing bonuses associated with investments in technology and audit talent as we scale our organization for growth.

•	We opened a second call center in Orlando during the quarter, expanding our ability to support growth and our customers’ ever-increasing utilization of our 24/7 service model. This contributed to an increase in expenses in the second quarter of approximately $200,000.

•	For the second quarter of 2017, net loss on other real estate owned and repossessed assets increased $507,000 compared to the first quarter of 2017, with a $346,000 net gain in the first quarter of 2017, and losses of $161,000 in the second quarter of 2017.

2Excluded from the calculation of Adjusted Noninterest Expense, a Non-GAAP measure. See “Explanation of Certain Non-GAAP Financial Measures.”

Explanation of Certain Non-GAAP Financial Measures

The following table provides a reconcilement of GAAP to non-GAAP measures indicated.

	Quarters					Year to Date
	Second	First	Fourth	Third	Second	June 30,
(Dollars in thousands except per share data)	2017	2017	2016	2016	2016	2017	2016

Net income, as reported:
Net income	$7,676	$7,926	$10,771	$9,133	$5,332	$15,602	$9,298

Diluted earnings per share	$0.18	$0.20	$0.28	$0.24	$0.14	$0.38	$0.25

Adjusted net income[1] :
Net income	$7,676	$7,926	$10,771	$9,133	$5,332	$15,602	$9,298

BOLI income (benefits upon death)	0	0	0	0	0	0	(464)
Security gains	(21)	0	(7)	(225)	(47)	(21)	(136)
Total adjustments to revenue	(21)	0	(7)	(225)	(47)	(21)	(600)

Merger related charges	5,081	533	561	1,698	2,447	5,614	6,768
Amortization of intangibles	839	719	719	728	593	1,558	1,039
Branch reductions and other expense initiatives*	1,876	2,572	163	894	1,587	4,448	2,300
Early redemption cost for FHLB advances	0	0	0	0	1,777	0	1,777
Total adjustments to noninterest expenses	7,796	3,824	1,443	3,320	6,404	11,620	11,884

Effective tax rate on adjustments	(2,786)	(1,480)	(404)	(1,168)	(2,532)	(4,266)	(4,377)

Adjusted net income[1]	$12,665	$10,270	$11,803	$11,060	$9,157	$22,935	$16,205

Adjusted diluted earnings per share [1]	$0.29	$0.26	$0.31	$0.29	$0.24	$0.55	$0.44

(1) Non-GAAP measure

* Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.

This report contains financial information determined by methods other than Generally Accepted Accounting Principles (“GAAP”), including adjusted net income, tax equivalent net interest income and margin, and adjusted noninterest expense and efficiency ratios. The most directly comparable GAAP measures are net income, net interest income, net interest margin, noninterest expense, and efficiency ratios. Management uses these non-GAAP financial measures in its analysis of the Company’s performance and believes these presentations provide useful supplemental information, and a clearer understanding of the Company’s performance. The Company believes the non-GAAP measures enhance investors’ understanding of the Company’s business and performance and if not provided would be requested by the investor community. These measures are also useful in understanding performance trends and facilitate comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. The Company provides reconciliations between GAAP and these non-GAAP measures. These disclosures should not be considered an alternative to GAAP.

Effective in the first quarter of 2017, adjusted net income and adjusted noninterest expense exclude the effect of amortization of acquisition-related intangibles. Prior periods have been revised to conform to the current period presentation.

Net Interest Income and Margin

Net interest income for the quarter totaled $44.2 million, increasing $6.0 million or 16% during the second quarter of 2017 compared to first quarter 2017’s result, and was $9.7 million or 28% higher than second quarter 2016. Net interest margin was 3.84% in the second quarter 2017, compared to 3.63% for first quarter 2017 and 3.63% for prior year’s second quarter. The second quarter of 2017 benefited from accretion of $1.5 million associated with early payoffs on securities, and acquired loans. Loan growth, balance sheet mix and yield/cost management have been the primary forces affecting net interest income and net interest margin results. Acquisitions have further accelerated these trends. Organic loan growth of $463 million or 17.7% since June 30, 2016, and the addition of loans of $251 million from the GulfShore purchase, all contributed to the net interest income improvement year over year for the second quarter. Net interest income for 2017 will continue to benefit from the full year impact of acquisitions completed in 2016, as well as from the GulfShore acquisition.

The following table details the trend for net interest income and margin results (on a tax equivalent basis) (1), the yield on earning assets and the rate paid on interest bearing liabilities for the past five quarters:

	Net Interest	Net Interest	Yield on	Rate on Interest
(Dollars in thousands)	Income (1)	Margin (1)	Earning Assets (1)	Bearing Liabilities
Second quarter 2016	$34,801	3.63%	3.85%	0.31%
Third quarter 2016	37,735	3.69	3.90	0.30
Fourth quarter 2016	37,628	3.56	3.78	0.31
First quarter 2017	38,377	3.63	3.88	0.35
Second quarter 2017	44,320	3.84	4.12	0.41

(1) On tax equivalent basis, a non-GAAP measure. See “Non-GAAP Measures regarding Net Interest Income and Margin.”

The 21 basis point increase in margin for second quarter 2017 compared to first quarter 2017 was due to a steepening of the Treasury yield curve, higher short term rates, and a higher yield on the securities and loan portfolios. Net interest margin benefited from accretion on early payoffs of securities and acquired loans totaling 13 basis points. The yield on securities and on loans was higher by 9 basis points and 26 basis points, respectively, for the second quarter of 2017 compared to the first quarter of 2017.

Prospectively, we anticipate a net interest margin in the low- to mid-3.70’s and a yield on loans near 4.60%, assuming interest rates remain flat.

Total average loans increased $734.3 million or 29% for second quarter 2017 compared to 2016’s second quarter, and increased $348.1 million or 12% from first quarter 2017 (non-annualized). Our average investment securities also increased $75.6 million or 6% for second quarter 2017 year over year and were lower by $18.0 million or 1% (non-annualized) from 2017’s first quarter.

Average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 70.6% during the second quarter of 2017, compared to 65.7% a year ago. As average total loans as a percentage of earning assets increased, the mix of loans has remained fairly stable, with volumes related to commercial real estate representing 48.1% of total loans at June 30, 2017 (compared to 50.7% at June 30, 2016)(see “Loan Portfolio”).

Loan production is detailed in the following table for the last five quarters:

	Quarters
	Second	First	Fourth	Third	Second
(Dollars in thousands)	2017	2017	2016	2016	2016

Commercial pipeline	$146,355	$122,703	$88,814	$119,394	$113,261
Commercial loans closed	110,171	94,595	144,975	109,078	111,133

Residential pipeline	$71,667	$78,323	$72,604	$79,379	$66,083
Residential loans retained	85,111	78,305	74,745	68,748	64,003
Residential loans sold	45,990	39,844	81,141	79,151	39,499

Consumer and small business pipeline	$49,724	$44,499	$45,936	$41,428	$38,569
Consumer and small business originations	97,858	89,546	83,484	87,815	79,786

Consumer and small business originations reached $98 million during the second quarter of 2017 and commercial loans closed totaled $110 million. Closed residential loans retained during the quarter totaled $85 million, reflecting continued strong performance. During the quarter, the Company purchased a Small Business Administration (“SBA”) loan pool, totaling $11.0 million.

Pipelines (loans in underwriting and approval or approved and not yet closed) remained strong at $146 million in commercial, $72 million in mortgage, and $50 million in consumer and small business. Commercial pipelines increased $23.7 million or 19%, over first quarter 2017 and $33.1 million or 29%, compared to June 30, 2016. Mortgage pipelines were $6.7 million or 8% lower, compared to first quarter 2017, but increased $5.6 million or 8%, from June 30, 2016. Consumer and small business pipelines increased from first quarter by $5.2 million or 12%, and increased from June 30, 2016 by $11.2 million or 29%.

We believe the addition of a new commercial team, focused on specialized equipment financing, and the GulfShore team into our lending business in the second quarter of 2017 will supply an additional opportunity to further grow our balance sheet prospectively.

Customer relationship funding is detailed in the following table for the last five quarters:

Customer Relationship Funding	Quarters
	Second	First	Fourth	Third	Second
(Dollars in thousands)	2017	2017	2016	2016	2016

Noninterest demand	$1,308,458	$1,225,124	$1,148,309	$1,168,542	$1,146,792
Interest-bearing demand	934,861	870,457	873,727	776,480	776,388
Money market	861,119	821,606	802,697	858,931	860,930
Savings	376,825	363,140	346,662	340,899	330,928
Time certificates of deposit	494,195	398,318	351,850	365,641	386,278
Total deposits	$3,975,458	$3,678,645	$3,523,245	$3,510,493	$3,501,316

Customer sweep accounts	$167,558	$183,107	$204,202	$167,693	$183,387

Total core customer funding (1)	$3,648,821	$3,463,434	$3,375,597	$3,312,345	$3,298,425

Noninterest demand deposit mix	32.9%	33.3%	32.6%	33.3%	32.8%

(1) Total deposits and customer sweep accounts, excluding time certificates of deposit

Deposit growth reflects our success in growing households both organically and through acquisitions. The Company’s balance sheet continues to be primarily core deposit funded. Core customer funding increased to $3.649 billion at June 30, 2017, a 5% increase from March 31, 2017 and an 11% increase from June 30, 2016. Excluding acquisitions, core customer funding increased by $75 million, or 2%, from one year ago, noninterest bearing deposits increased 8% and total deposits increased 1%. Seacoast’s overall cost of deposits is 0.17%, higher than first quarter 2017 by 4 basis points and compared to 0.10% in prior year’s second quarter. Prospectively, total deposits are expected to increase 6% on an annualized basis.

Short-term borrowings were entirely comprised of sweep repurchase agreements with Seacoast Bank customers at June 30, 2017 and 2016. No federal funds purchased were utilized at June 30, 2017 or 2016. The average yield on customer repurchase accounts was 0.45% for the second quarter 2017.

FHLB borrowings, maturing in 30 days or less, totaled $395.0 million at June 30, 2017, with an average rate of 0.97% paid during the quarter. Advances from the FHLB of $50.0 million at a fixed rate of 3.22% scheduled to mature in late 2017 were redeemed early in April 2016, with an early redemption fee of $1.8 million incurred in second quarter a year ago. FHLB borrowings averaged $323.8 million for the second quarter of 2017, up from $171.0 million for the second quarter 2016.

For the second quarter 2017, average subordinated debt of $70.3 million related to trust preferred securities issued by subsidiary trusts of the Company (including subordinated debt for Grand and BANKshares assumed on July 17, 2015 and October 1, 2014, respectively) carried an average cost of 3.42%.

We have a positive interest rate gap and our net interest margin should benefit from rising interest rates. Further increases in interest rates are likely, and the Company’s asset sensitivity is further enhanced by its low cost deposit portfolio (see “Interest Rate Sensitivity”).

The following table details average balances, net interest income and margin results (on a tax equivalent basis) (1) for the second quarter of 2017, the first quarter of 2017, and the second quarter of 2016.

	2017						2016
	Second Quarter			First Quarter			Second Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,261,017	$8,379	2.66%	$1,279,246	$8,087	2.53%	$1,185,022	$6,603	2.23%
Nontaxable	28,092	316	4.50	27,833	441	6.34	28,445	459	6.45
Total Securities	1,289,109	8,695	2.70	1,307,079	8,528	2.61	1,213,468	7,062	2.33

Federal funds sold and other investments	72,535	604	3.34	56,771	510	3.64	110,636	433	1.57

Loans, net	3,266,812	38,263	4.70	2,918,665	31,949	4.44	2,532,533	29,392	4.67

Total Earning Assets	4,628,456	47,562	4.12	4,282,515	40,987	3.88	3,856,637	36,887	3.85

Allowance for loan losses	(25,276)			(24,036)			(20,185)
Cash and due from banks	99,974			105,803			92,159
Premises and equipment	59,415			58,783			63,149
Intangible assets	114,563			78,878			69,449
Bank owned life insurance	87,514			84,811			43,542
Other assets	117,355			112,991			102,049

	$5,082,002			$4,699,745			$4,206,800

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$949,981	$262	0.11%	$834,244	$163	0.08%	$755,206	$161	0.09%
Savings	378,989	51	0.05	353,452	44	0.05	322,567	39	0.05
Money market	868,427	541	0.25	803,795	417	0.21	810,709	488	0.24
Time deposits	432,805	814	0.75	347,143	566	0.66	366,263	550	0.60
Federal funds purchased and other short term borrowings	174,715	194	0.45	181,102	153	0.34	195,802	129	0.26
FHLB borrowings	323,780	780	0.97	426,144	702	0.67	171,011	215	0.51
Other borrowings	70,343	600	3.42	70,273	565	3.26	70,064	504	2.89
Total Interest-Bearing Liabilities	3,199,040	3,242	0.41	3,016,153	2,610	0.35	2,691,622	2,086	0.31

Noninterest demand	1,283,255			1,183,813			1,059,039
Other liabilities	32,259			32,932			39,391
Total Liabilities	4,514,554			4,232,898			3,790,052

Shareholders' equity	567,448			466,847			416,748

	$5,082,002			$4,699,745			$4,206,800
Net interest spread			3.71%			3.53%			3.54%

As a % of earning assets:
Interest expense			0.28%			0.25%			0.22%
Net interest income (1)		$44,320	3.84%		$38,377	3.63%		$34,801	3.63%

(1)	On a fully taxable equivalent basis, a non-GAAP measure, as defined (see Non-GAAP Measure on next page). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

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

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands)	2017	2017	2016	2016	2016
Nontaxable interest income	$164	$212	$203	$287	$308
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$44,320	$38,377	$37,628	$37,735	$34,801
Total net interest income (not TE)	44,156	38,165	37,425	37,448	34,493
Net interest margin (TE)	3.84%	3.63%	3.56%	3.69%	3.63%
Net interest margin (not TE)	3.83	3.61	3.54	3.66	3.60

TE = Tax Equivalent

Noninterest Income

Noninterest income (excluding securities gains or losses) totaled $10.5 million for the second quarter of 2017, $0.6 million or 6% higher than 2017’s first quarter and $1.3 million or 15% higher than second quarter 2016. For the six months ended June 30, 2017, noninterest income totaled $20.4 million, 14% higher than the six months ended June 30, 2016. For the second quarter 2017, noninterest income accounted for 19.2% of total revenue (net interest income plus noninterest income, excluding securities gains), compared to 20.6% for the first quarter of 2017 and 20.9% for second quarter a year ago.

Noninterest income (excluding security gains) for the second quarter of 2017, compared to first quarter 2017 and the second quarter of 2016, and for the six months ended June 30, 2017 and 2016, is detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2017	2017	2016	2017	2016
Service charges on deposits	$2,435	$2,422	$2,230	$4,857	$4,359
Trust income	917	880	838	1,797	1,644
Mortgage banking fees	1,272	1,552	1,364	2,824	2,363
Brokerage commissions and fees	351	377	470	728	1,101
Marine finance fees	326	134	279	460	420
Interchange income	2,671	2,494	2,370	5,165	4,587
Other deposit-based EFT fees	114	140	116	254	243
BOLI income	757	733	379	1,490	1,220
Other income	1,624	1,173	1,065	2,797	1,804
Total	$10,467	$9,905	$9,111	$20,372	$17,741

For the second quarter of 2017, most categories of service fee income showed year over year growth compared to 2016’s second quarter, with service charges on deposit accounts increasing 9.2%, interchange income up 12.7%, BOLI income higher by 99.7%, and other income rising 52.5%. These increases reflect continued strength in customer acquisition and cross sell and benefits from acquisition activity. Regulators continue to review banking industry’s practices for overdraft programs and additional regulation could reduce fee income for the Company’s overdraft services. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®.

Wealth management, including brokerage commissions and fees, and trust income, decreased 3.1% during the second quarter of 2017, compared to prior year’s second quarter. For the six month period ended June 30, 2017, wealth management income was 8.0% lower compared to 2016. While trust income increased 9.4% from the second quarter of 2016, brokerage commissions and fees were 25.3% lower. Adopting U.S. Department of Labor (“DOL”) compliant standards reduced product availability, and revenue leveled and is recognized over a longer period, reflecting a shift toward fee-based accounts. Despite recent decreases, we expect wealth management revenues to grow over time.

Salable mortgage production was lower during the second quarter of 2017 compared to 2016’s second quarter (see “Loan Portfolio”), with mortgage banking activity generating fees that were 6.7% lower, compared to 2016’s second quarter. Six month results for 2017 were $461,000 or 19.5% higher than a year ago. Mortgage banking fees declined $0.3 million from the first quarter of 2017, the result of shifting consumer demand to construction product and tight inventory levels of homes for sale. Originated residential mortgage loans are processed by commissioned employees of Seacoast, with many mortgage loans referred by the Company’s branch personnel.

BOLI income was significantly higher for second quarter 2017 compared to 2016’s second quarter, due to additional purchases of BOLI in the fourth quarter of 2016 that increased this asset to $85 million, and increased income in the second quarter 2017 by 99.7% compared to second quarter 2017. For the six months ended June 30, 2017, income was higher but to a lesser degree, by 22.1% compared to the first half of 2016, in part due to the recognition of a death benefit of $0.5 million in the first quarter of 2016. Higher income is expected to benefit the Company over 2017 and prospectively.

Marine finance fees increased from the first quarter of 2017 to $0.3 million, up 143.3%, reflecting stronger demand for marine vessels and a strategic shift to selling more production. For the six month period ended June 30, 2017, marine financing fees were 9.5% higher than a year ago.

Other income was 52.5% higher year over year for second quarter 2017. For the first half of 2017, other income was 55.0% higher than the first half of 2016. Of the increase of $0.6 million for the second quarter of 2017, $0.2 million was income generated by Community Reinvestment Act (“CRA”) investments the Company has made and $0.1 million in miscellaneous loan related fees. A general increase in other fee categories also occurred, the result of pricing increases implemented across the franchise on a number of services offered.

Noninterest Expenses

Noninterest expenses for the second quarter of 2017 totaled $41.6 million, increasing $6.9 million compared to the first quarter of 2017, and were $6.8 million higher than second quarter 2016. For the six months ended June 30, 2017, noninterest expense was $76.4 million compared to $67.1 million for the six months ended June 30, 2016.

Noninterest expenses for the second quarter of 2017, compared to first quarter 2017 and the second quarter of 2016, and for the six months ended June 30, 2017 and 2016, is detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2017	2017	2016	2017	2016
Noninterest expense
Salaries and wages	$18,375	$15,369	$13,884	$33,744	$27,283
Employee benefits	2,935	3,068	2,521	6,003	5,003
Outsourced data processing costs	3,456	3,269	2,803	6,725	7,242
Telephone/data lines	648	532	539	1,180	1,067
Occupancy	4,421	3,157	3,645	7,578	6,617
Furniture and equipment	1,679	1,391	1,283	3,070	2,281
Marketing	1,074	922	957	1,996	2,006
Legal and professional fees	3,276	2,132	2,656	5,408	5,013
FDIC assessments	650	570	643	1,220	1,187
Amortization of intangibles	839	719	593	1,558	1,039
Asset disposition expense	136	53	160	189	250
Net loss (gain) on other real estate owned and repossessed assets	161	(346)	(201)	(185)	(252)
Early redemption cost for Federal Home Loan Bank borrowings	0	0	1,777	0	1,777
Other	3,975	3,910	3,548	7,885	6,636
TOTAL	$41,625	$34,746	$34,808	$76,371	$67,149

Efficiency ratio	73.9%	71.1%	78.0%	72.6%	79.8%

Efficiency ratio is defined as (noninterest expense less foreclosed property expense and amortization of intangibles) divided by net operating revenue (net interest income on a fully tax equivalent basis plus noninterest income excluding securities gains).

The second quarter of 2017 included expenses of $1.9 million associated with branch consolidation initiatives, which are expected to have a positive impact to expenses over the remainder of the year. In addition, $5.9 million of merger related charges and amortization of intangibles was incurred in the second quarter of 2017, primarily related to the acquisition of GulfShore Bank in April 2017.

Adjusted noninterest expense1 (a non-GAAP measure, see table below for a reconciliation to noninterest expense, the most comparable GAAP number) was $33.8 million, compared to $30.9 million in the first quarter of 2017, and $28.4 million in the prior year’s second quarter. For the six months ended June 30, 2017, adjusted noninterest expense1 was $64.8 million compared to $55.3 million for the six months ended June 30, 2016. The increase compared to the first quarter of 2017 on this adjusted basis is related to the addition of ongoing headcount and expenses associated with our new Tampa market operations totaling $1.1 million, a loss of $161,000 on other real estate owned in the second quarter of 2017 compared to a net gain of $346,000 in the first quarter of 2017, the full $571,000 impact in second quarter of the commercial lending team acquired in the first quarter of 2017, as well as other investments made in talent and professional services to scale the organization.

	Second	First	Second
	Quarter	Quarter	Quarter
(In thousands)	2017	2017	2016
Noninterest expense, as reported	$41,625	$34,746	$34,808

Merger related charges	5,081	533	2,446
Amortization of intangibles	839	719	593
Branch reductions and other expense initiatives*	1,876	2,572	1,587
Early redemption cost for Federal Home Loan Bank borrowings	0	0	1,777
Total adjustments	7,796	3,824	6,403

Adjusted noninterest expense[1]	$33,829	$30,922	$28,405

Adjusted efficiency ratio[1,2]	61.2%	64.7%	64.8%

(1)	Non-GAAP measures. The most directly comparable GAAP measures are noninterest expense and efficiency ratio, respectively.
(2)	Efficiency ratio is defined as (noninterest expense less foreclosed property expense and amortization of intangibles) divided by the net operating revenue (net interest on a fully tax equivalent basis plus noninterest income excluding securities gains)

*Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.

Prospectively, Seacoast management expects its efficiency ratio to improve, entering 2018 in the 50’s. The Company expects its digital servicing capabilities and technology to continue to support better, more efficient channel integration, allowing consumers to choose their path of convenience to satisfy their banking needs, resulting in organic growth of our products and services as well as related revenue.

Total occupancy, furniture and equipment expenses for the second quarter of 2017 totaled $6.1 million, increasing $1.6 million or 34.1% (on an aggregate basis) from first quarter 2017 and $1.2 million or 23.8% from 2016’s second quarter. For the six months ended June 30, 2017, these expenses were $1.8 million or 19.7% higher than the six months ended June 30, 2016. Branch closure charges summed to $1.9 million during the second quarter of 2017. We believe branches are still valuable to our customers for more complex transactions, but simple tasks, such as depositing and withdrawing funds, are rapidly migrating to a digital world. During the second quarter of 2017, deposits outside of the branch network increased to 39% from 33% in the same quarter one year prior. Our goal at the beginning of 2017 was to close 20% of our locations over the next 24 to 36 months. We consolidated one location during the first quarter of 2017 and four additional locations in the second quarter of 2017. Some of this operational expense savings will be reinvested into technology and talent to deliver products and services in new more convenient ways.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $3.5 million for the second quarter of 2017, an increase of $0.2 million or 5.7% from first quarter 2017 and higher by $0.7 million or 23.3% from the second quarter last year. Outsourced data processing expense were $0.5 million or 7.1% lower for the six months ended June 30, 2017, compared to a year ago. The primary cause for the decrease year over year was one-time charges of $1.9 million for conversion activity related to the acquisition of Floridian in the first quarter of 2016.

Legal and professional fees totaled $3.3 million for the second quarter of 2017, compared to $2.1 million for the first quarter of 2017 and $2.7 million for the second quarter in 2016, and totaled $5.4 million for the first six months of 2017 compared to $5.0 million during same period in 2016, respectively. Legal and professional fees related to acquisitions were $1.1 million higher in the second quarter of 2017 compared to the first quarter of 2017, and the primary cause of the overall of $1.2 million increase compared to prior quarter.

Changes in remaining categories, including marketing, FDIC assessments, and asset disposition expense were less significant.

Other expense totaled $4.0 million for the second quarter of 2017, increasing by $0.1 million or 1.7% compared to first quarter 2017 and higher by $0.4 million or 12.0% compared to second quarter 2016’s expense. Year-to-date through June 30, 2017, other expense was $1.2 million or 18.8% higher than for the six months ended June 30, 2016. Contributing to the increase year over year for the six month period ended June 30, 2017, were miscellaneous losses and charge-offs (up $0.2 million from 2016), director fees (higher by $0.2 million), employee placement fees (increasing $0.2 million), credit information (up $0.1 million), and bank meetings (rising $0.4 million versus 2016).

Income Taxes

For first and second quarters of 2017, provision for income taxes totaled $3.9 million and $4.1 million, respectively. Various tax strategies have been implemented to reduce the Company’s overall effective tax rate year-to-date to 34.0% for 2017, compared to 36.2% for the first six months of 2016. Additionally, ASU 2016-09 provided a tax benefit of $565,000 included in 2017’s provision for taxes for the first six months. Management believes all of the future tax benefits of the Company’s deferred tax assets can be realized and no valuation allowance is required.

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

The provision for loan losses is the result of a detailed analysis estimating for probable loan losses. The analysis includes the evaluation of impaired and purchased credit impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For the first and second quarters of 2017, the Company recorded provisioning for loan losses of $1.3 million and $1.4 million, respectively, which compared to provisioning for loan losses for the first and second quarters of 2016 of $0.2 million and 0.7 million, respectively. The Company had net charge-offs of $105,000 in the first six months of 2017, compared to net recoveries for 2016’s first six months of ($736,000), representing 0.01% and (0.07%) of year-to-date average total loans. For 2017, provisioning for loan losses reflects continued strong credit metrics, offset by continued loan growth. Delinquency trends remain low and show continued stability (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real estate Owned, and Credit Quality”).

The allowance for loan losses increased $2.6 million to $26.0 million at June 30, 2017, compared to $23.4 million at December 31, 2016. The allowance for loan and lease losses (“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”), which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total allowance for loan losses.

The first component of the ALLL analysis involves the estimation of an allowance specific to individually evaluated impaired portfolio loans, including accruing and non-accruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation or operation of the collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed uncollectable. Restructured consumer loans are also evaluated and included in this element of the estimate. As of June 30, 2017, the specific allowance related to impaired portfolio loans individually evaluated totaled $1.9 million, compared to $2.5 million as of December 31, 2016. Residential loans that become 90 days past due are placed on nonaccrual and a specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

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

The final component consists of amounts reserved for purchased unimpaired loans (PUL). Loans collectively evaluated for impairment reported at June 30, 2017 include loans acquired from GulfShore on April 7, 2017, BMO Harris on June 3, 2016, Floridian Bank on March 11, 2016, Grand Bank on July 17, 2015 and BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. These fair value discount amounts are accreted into income over the remaining lives of the related loans on a level yield basis, and remained adequate at June 30, 2017.

Our analysis of the adequacy of the allowance for loan losses also takes into account qualitative factors such as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market conditions, employment levels and loan growth.

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

The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 0.95% at June 30, 2017, compared to 0.96% at December 31, 2016. The reduced level of impaired loans contributed to a lower risk of loss and the lower allowance for loan losses as of June 30, 2017. The risk profile of the loan portfolio reflects adherence to credit management methodologies to execute a low risk strategic plan for loan growth. New loan production is focused on adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, as well as consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At June 30, 2017, the Company had $1.095 billion in loans secured by residential real estate and $1.591 billion in loans secured by commercial real estate, representing 32.9% and 47.8% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at June 30, 2017 and June 30, 2016.

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

Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles from the BANKshares, Grand, Floridian and GulfShore acquisitions are being amortized over 74 months, 94 months, 69 months and 98 months, respectively, on a straight-line basis, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles—Goodwill and Other, in the fourth quarter of 2016. Seacoast employed an independent third party with extensive experience in conducting and documenting impairment tests of this nature, and concluded that no impairment occurred.

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

At June 30, 2017, outstanding securities designated as available for sale totaled $1.017 billion. The fair value of the available for sale portfolio at June 30, 2017 was less than historical amortized cost, producing net unrealized losses of $1.6 million that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2017 and 2016. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings are primarily investment grade. As of June 30, 2017, the Company’s available for sale investment securities, except for approximately $63.4 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $538.4 million, or 53 percent of the total available for sale portfolio. The portfolio also includes $89.6 million in private label securities, most secured by residential real estate collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. The Company also has invested $223.1 million in uncapped 3-month Libor floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase loans as assets that provide a steady stream of income and possible capital appreciation. The collateral for the securities is first lien senior secured corporate debt. The Company has purchased senior tranches rated credit A or higher and performed stress tests, which indicated that the senior subordination levels are sufficient and no principal loss is forecast, verifying the independent rating. In addition, the Company has acquired several corporate bonds and private commercial mortgage backed securities totaling $102.2 million at June 30, 2017. At March 11, 2016 and July 17, 2015, Floridian and Grand securities of $67.0 million and $46.4 million, respectively, were acquired and added to the available for sale portfolio at their fair value. At April 7, 2017, nominal securities were acquired from the GulfShore acquisition.

During 2014, management identified $158.8 million of investment securities available for sale and transferred them to held to maturity. The unrealized holding losses at the date of transfer totaled $3.0 million. For the securities that were transferred into the held to maturity category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. At June 30, 2017, the remaining unamortized amount of these losses was $1.6 million. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. Management believes the securities transferred are a core banking asset that they now intend to hold until maturity, and if interest rates were to increase before maturity, the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available for sale investment.

Seacoast Bank also holds 211,330 shares of Visa Class B stock, which following resolution of Visa’s litigation will be converted to Visa Class A shares (the conversion rate presently is 1.6483 shares of Class A stock for each share of Class B stock) for a total of 348,335 shares of Visa Class A stock. Our holdings are related to prior ownership in Visa’s network while Visa operated as a cooperative (11,330 shares), and by acquisition via auctions (200,000 shares) for $6.2 million conducted by the FDIC during the first quarter of 2017. These holdings are reported in other assets in the Consolidated Balance Sheets at the Company’s cost of $6.2 million.

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

Realization of Deferred Tax Assets – Critical Accounting Policies and Estimates

At June 30, 2017, the Company had net deferred tax assets (“DTA”) of $52.2 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at June 30, 2016 the Company had a net DTA of $62.6 million.

Factors that support this conclusion:

•	Income before tax (“IBT”) has steadily increased as a result of organic growth, and the 2017 GulfShore, 2016 Floridian and BMO acquisitions will further assist in achieving management’s forecast of future earnings which recovers the net operating loss carry-forwards well before expiration;

•	Credit costs and overall credit risk has been stable which decreases their impact on future taxable earnings;

•	Growth rates for loans are at levels adequately supported by loan officers and support staff;

•	New loan production credit quality and concentrations are well managed; and

•	Current economic growth forecasts for Florida and the Company’s markets are supportive.

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At June 30, 2017, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s second quarter 2017 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 5.8% if interest rates increased 200 basis points over the next 12 months and 3.0% if interest rates increased 100 basis points, and improve 9.1% and 4.8% respectively, on a 13 to 24 month basis. This compares with the Company’s second quarter 2016 model simulation, which indicated net interest income would increase 9.6% if interest rates were increased 200 basis points over the next 12 months and 5.2% if interest rates were increased 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks, adding a 13 to 24 month horizon.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 17.0% at June 30, 2017. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our second quarter 2017 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 12.5% versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 21.5%.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2017 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first six months of 2017, entirely related to equity incentive plan activity, were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/17 to 1/31/17	0	$0.00	233,692	181,308
2/1/17 to 2/28/17	0	0.00	233,692	181,308
3/1/17 to 3/31/17	0	0.00	233,692	181,308
Total - 1st Quarter	0	0.00	233,692	181,308

4/1/17 to 4/30/17	25,067	23.65	258,759	156,241
5/1/17 to 5/31/17	2,989	24.20	261,748	153,252
6/1/17 to 6/30/17	318	22.96	262,066	152,934
Total - 2nd Quarter	28,374	23.70	262,066	152,934

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

Item 6. Exhibits

Exhibit 2.1 Agreement and Plan of Merger, dated as of May 4, 2017, by and among Seacoast Banking Corporation of Florida, Seacoast National Bank and Palm Beach Community Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed May 9, 2017.

Exhibit 2.2 Agreement and Plan of Merger, dated as of May 18, 2017, by and among Seacoast Banking Corporation of Florida, Seacoast National Bank, NorthStar Banking Corporation and NorthStar Bank incorporated herein by reference from Exhibit 2.2 to the Company’s Form 8-K, filed May 24, 2017.

Exhibit 3.1.1 Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed May 10, 2016

Exhibit 3.1.2 Articles of Amendment to the Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, Filed December 23, 2008.

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

Exhibit 3.1.8 Articles of Amendment to the Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed June 1, 2011

Exhibit 3.1.9 Articles of Amendment to the Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed December 13, 2013

Exhibit 3.2 Amended and Restated By-laws of the Company incorporated herein by reference from Exhibit 3.2 to the Company’s Form 8-K, filed December 21, 2007.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 8, 2017	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

August 8, 2017	/s/ Charles M. Shaffer
CHARLES M. SHAFFER
Executive Vice President & Chief Financial Officer

