Form 10-Q
period 2017-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2017-11-08
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated	Accelerated	Non-Accelerated	Small Reporting	Emerging Growth
Filer ☐	Filer ☒	Filer ☐	Company ☐	Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Common Stock, $0.10 Par Value – 43,512,179 shares as of September 30, 2017

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	September 30,	December 31,
(Dollars in thousands, except share amounts)	2017	2016
ASSETS
Cash and due from banks	$114,621	$82,520
Interest bearing deposits with other banks	10,657	27,124
Total cash and cash equivalents	125,278	109,644

Time deposits with other banks	14,591	0

Securities:
Available for sale (at fair value)	996,799	950,503
Held to maturity (fair value: $374,961 at September 30, 2017, and $369,881 at December 31, 2016)	374,773	372,498
Total Securities	1,371,572	1,323,001

Loans held for sale (at fair value)	29,447	15,332

Loans	3,384,991	2,879,536
Less: Allowance for loan losses	(26,232)	(23,400)
NET LOANS	3,358,759	2,856,136

Bank premises and equipment, net	57,092	58,684
Other real estate owned	7,142	9,949
Goodwill	101,747	64,649
Other intangible assets, net	16,102	14,572
Bank owned life insurance	118,762	84,580
Net deferred income taxes	43,951	60,818
Other assets	95,856	83,567
TOTAL ASSETS	$5,340,299	$4,680,932

LIABILITIES
Deposits	$4,112,600	$3,523,245
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	142,153	204,202
Federal Home Loan Bank (FHLB) borrowings	389,000	415,000
Subordinated debt	70,451	70,241
Other liabilities	31,654	32,847
TOTAL LIABILITIES	4,745,858	4,245,535

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized 60,000,000 shares, issued 43,601,722 and outstanding 43,512,179 shares at September 30, 2017 and issued 38,090,568 and outstanding 38,021,835 shares at December 31, 2016	4,351	3,802
Other shareholders' equity	590,090	431,595
TOTAL SHAREHOLDERS' EQUITY	594,441	435,397
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,340,299	$4,680,932

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest and fees on loans	$40,403	$31,932	$110,503	$87,210
Interest and dividends on securities	9,012	7,253	25,971	20,002
Interest on interest bearing deposits and other investments	664	429	1,778	1,152
TOTAL INTEREST INCOME	50,079	39,614	138,252	108,364

Interest on deposits	2,196	1,292	5,054	3,447
Interest on borrowed money	2,134	874	5,128	2,754
TOTAL INTEREST EXPENSE	4,330	2,166	10,182	6,201

NET INTEREST INCOME	45,749	37,448	128,070	102,163

Provision for loan losses	680	550	3,385	1,411

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	45,069	36,898	124,685	100,752

Noninterest income
Other income	11,481	9,764	31,853	27,505
Securities gains (losses), net (includes net (losses) of $(2) and $(648) in other comprehensive income reclassifications for the three months ended September 30, 2017 and 2016, respectively, and net (losses) of $(25) and $(620) for the nine months ended September 30, 2017 and 2016, respectively)	(47)	225	(26)	361
TOTAL NONINTEREST INCOME	11,434	9,989	31,827	27,866

TOTAL NONINTEREST EXPENSES	34,361	33,435	110,732	100,584

INCOME BEFORE INCOME TAXES	22,142	13,452	45,780	28,034

Provision for income taxes (includes $(1) and $(250) in income tax benefit from reclassification items for the three months ended September 30, 2017 and 2016, respectively, and $(10) and $(239) in income tax benefit for the nine months ended September 30, 2017 and 2016, respectively).	7,926	4,319	15,962	9,603
NET INCOME	$14,216	$9,133	$29,818	$18,431

PER SHARE COMMON STOCK:
Net income diluted	0.32	0.24	0.70	0.49
Net income basic	0.33	0.24	0.72	0.50
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding - diluted	43,792,108	38,169,863	42,298,136	37,258,133
Average shares outstanding - basic	43,151,248	37,549,804	41,626,356	36,626,290

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
NET INCOME	$14,216	$9,133	$29,818	$18,431
Other comprehensive income:
Unrealized gains (losses) on securities available for sale	1,149	(391)	9,920	16,347
Amortization of unrealized losses on securities transferred to held to maturity, net	122	122	365	365
Reclassification adjustment for losses (gains) included in net income	47	(225)	26	(361)
Income tax effect on other comprehensive income	(503)	195	(3,964)	(6,307)
COMPREHENSIVE INCOME	$15,031	$8,834	$36,165	$28,475

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities

Net income	$29,818	$18,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,961	3,774
Amortization of premiums and discounts on securities, net	2,864	6,381
Other amortization and accretion, net	(346)	(1,862)
Stock based compensation	3,787	3,275
Origination of loans designated for sale	(164,878)	(132,482)
Sale of loans designated for sale	161,587	140,998
Provision for loan losses	3,385	1,411
Deferred income taxes	15,077	9,107
Losses (gains) on sale of securities	26	(361)
Gain on sale of loans	(5,160)	(4,661)
Losses (gains) on sale and write-downs of other real estate owned	(657)	22
Losses on disposition of fixed assets	1,973	2,440
Changes in operating assets and liabilities, net of effects from acquired companies:
Net increase in other assets	(419)	(7,557)
Net increase (decrease) in other liabilities	(2,575)	3,494
Net cash provided by operating activities	48,443	42,410

Cash flows from investing activities
Maturity and paydowns on securities available for sale	176,978	94,135
Maturity and paydowns on securities held for investment	64,984	29,582
Proceeds from sale of securities available for sale	7,525	39,047
Purchases of securities available for sale	(223,805)	(159,576)
Purchases of securities held for investment	(67,563)	(218,654)
Maturity of time deposits with other banks	2,682	0
Net new loans and principal repayments	(277,142)	(253,221)
Proceeds from the sale of portfolio loans	74,211	33,593
Purchases of loans held for investment	(55,352)	(61,584)
Proceeds from the sale of other real estate owned	5,123	4,987
Proceeds from sale of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock	29,984	1,700
Purchase of FHLB and Federal Reserve Stock	(32,398)	(16,213)
Purchase of VISA Class B stock	(6,180)	0
Purchases of bank owned life insurance	(30,000)	0
Net cash from bank acquisition	30,225	235,546
Additions to bank premises and equipment	(4,247)	(5,100)
Net cash used in investing activities	(304,975)	(275,758)

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2017	2016
Cash flows from financing activities
Net increase in deposits	304,005	14,568
Net decrease in federal funds purchased and repurchase agreements	(62,049)	(4,312)
Net increase (decrease) in FHLB borrowings, maturing in 30 days or less	(26,000)	305,000
Early redemption of FHLB borrowings	0	(50,000)
Stock based employee benefit plans	569	(592)
Issuance of common stock, net of related expense	55,641	0
Dividends paid	0	0
Net cash provided by financing activities	272,166	264,664
Net increase in cash and cash equivalents	15,634	31,316
Cash and cash equivalents at beginning of period	109,644	136,067
Cash and cash equivalents at end of period	$125,278	$167,383

Supplemental disclosure of non cash investing activities:
Transfer from loans to other real estate owned	448	2,996
Transfer from bank premises to other real estate owned	1,212	7,708
Transfers from loans held for investment to loans held for sale	5,664	0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Seacoast Banking Corporation of Florida and Subsidiaries

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

NOTE B — RECENTLY ISSUED ACCOUNTING STANDARDS, Not adopted as of September 30, 2017

The following provides a brief description of accounting standards that have been issued but are not yet adopted that could affect the Company's financial statements:

In May 2017, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, clarifying when changes to the terms of share-based awards, such as value, vesting conditions or classification of the awards, should be accounted for as modifications. All the disclosures about modifications that are currently required would need to be made, along with disclosure of any change (or no change) in compensation expense. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. Adoption of this standard is being evaluated as to its effect on the Company’s operating results and financial condition.

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

In June 2016, the FASB issued ASU 2016-13 for “Measurement of Credit Losses on Financial Instruments” to replace the incurred loss impairment methodology with a current expected credit loss methodology for financial instruments measured at amortized cost and other commitments to extend credit. Expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and supportable forecasts. The resultant allowance for credit losses reflects the portion of the amortized cost basis that the entity does not expect to collect. Additional quantitative and qualitative disclosures are required upon adoption. The Company has established a transition oversight committee that is responsible for assessing expected loss estimation models, data requirements, and changes in processes that will be necessary to meet the requirements of this new accounting guidance. Adoption is required January 1, 2020, with early adoption permitted on January 1, 2019.

In March 2016, under ASU 2016-04, “Liabilities – Extinguishments of Liabilities, Breakage for Certain Prepaid Stored-Value Products” the FASB intends for entities to recognize liabilities for the sale of prepaid stored value products redeemable for goods, services, or cash. This guidance aligns recognition of breakage for these liabilities in a way consistent with how gift card breakage will be recognized. The Company does not expect adoption of this standard to affect the Company’s operating results or financial condition. Effective date for implementation of the guidance is for annual periods after December 15, 2018.

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

In January 2016, the FASB issued ASU 2016-01 for “Recognition and Measurement of Financial Assets and Liabilities.” The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The update: a) requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value and recognized in net income, b) simplifies impairment assessments of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and if impaired requires measurement of the investment at fair value, c) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value, d) requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, e) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, and g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company is evaluating the use of the measurement alternative available for equity securities without a readily determinable fair value, and the related impact to accounting policies, presentation, and disclosures. The ASU is effective for fiscal years beginning after December 15, 2017, and must be adopted on a modified retrospective basis, including interim periods within those fiscal years.

In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition – Revenue from Contracts with Customers.” The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue associated with loans and securities is not in the scope of the new guidance, and based on the Company’s evaluation to date we do not expect the adoption to have a significant impact on the Company’s operating results or financial condition. The Company continues to evaluate the changes in disclosures required by the new guidance. The Company plans to adopt the new guidance on January 1, 2018.

NOTE C — BASIC AND DILUTED EARNINGS PER COMMON SHARE

Options to purchase 274,000 shares and 191,000 shares were antidilutive for each of the three month periods ended September 30, 2017 and 2016, respectively, and accordingly were excluded in determining diluted earnings per share. Options to purchase 243,000 shares and 199,000 shares were antidilutive for each of the nine month periods ended September 30, 2017 and 2016, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Basic:
Income available to common shareholders	$14,216	$9,133	$29,818	$18,431
Average basic shares outstanding	43,151,248	37,549,804	41,626,356	36,626,290
Basic earnings per share	$0.33	$0.24	$0.72	$0.50

Diluted:
Income available to common shareholders	$14,216	$9,133	$29,818	$18,431
Average basic shares outstanding	43,151,248	37,549,804	41,626,356	36,626,290
Restricted stock and stock options	640,860	620,059	671,780	631,843
Average diluted shares outstanding	43,792,108	38,169,863	42,298,136	37,258,133
Diluted earnings per share	$0.32	$0.24	$0.70	$0.49

The dilutive impact of restricted stock and stock options is calculated under the treasury method.

NOTE D — SECURITIES

The amortized cost, unrealized gains and losses, and fair value of securities available for sale and held to maturity at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$9,830	$310	$0	$10,140
Mortgage backed securities of U.S. Government Sponsored Entities	284,015	1,245	(2,298)	282,962
Collateralized mortgage obligations of U.S. Government Sponsored Entities	232,278	525	(4,001)	228,802
Commercial mortgage backed securities of U.S. Government Sponsored Entities	22,274	355	(10)	22,619
Private mortgage backed securities	32,928	925	0	33,853
Private collateralized mortgage obligations	50,725	682	(302)	51,105
Collateralized loan obligations	207,341	794	(18)	208,117
Obligations of state and political subdivisions	59,495	1,065	(375)	60,185
Corporate and other debt securities	70,083	803	(89)	70,797
Private commercial mortgage backed securities	28,186	198	(165)	28,219
	$997,155	$6,902	$(7,258)	$996,799

SECURITIES HELD TO MATURITY
Mortgage backed securities of U.S. Government Sponsored Entities	$179,437	$1,403	$(996)	$179,844
Collateralized mortgage obligations of U.S. Government Sponsored Entities	126,849	462	(1,506)	125,805
Commercial mortgage backed securities of U.S. Government Sponsored Entities	17,441	645	0	18,086
Collateralized loan obligations	45,438	228	0	45,666
Private collateralized mortgage obligations	5,608	8	(56)	5,560
	$374,773	$2,746	$(2,558)	$374,961

	December 31, 2016
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$12,073	$255	$0	$12,328
Mortgage backed securities of U.S. Government Sponsored Entities	287,726	585	(4,823)	283,488
Collateralized mortgage obligations of U.S. Government Sponsored Entities	238,805	314	(5,065)	234,054
Commercial mortgage backed securities of U.S. Government Sponsored Entities	22,351	222	(28)	22,545
Private mortgage backed securities	32,780	0	(791)	31,989
Private collateralized mortgage obligations	67,542	563	(816)	67,289
Collateralized loan obligations	124,716	838	(665)	124,889
Obligations of state and political subdivisions	63,161	622	(895)	62,888
Corporate and other debt securities	74,121	257	(517)	73,861
Private commercial mortgage backed securities	37,534	111	(473)	37,172
	$960,809	$3,767	$(14,073)	$950,503

SECURITIES HELD TO MATURITY
Mortgage backed securities of U.S. Government Sponsored Entities	$159,941	$704	$(1,243)	$159,402
Collateralized mortgage obligations of U.S. Government Sponsored Entities	147,208	386	(2,630)	144,964
Commercial mortgage backed securities of U.S. Government Sponsored Entities	17,375	233	(74)	17,534
Collateralized loan obligations	41,547	430	(314)	41,663
Private collateralized mortgage obligations	6,427	0	(109)	6,318
	$372,498	$1,753	$(4,370)	$369,881

Proceeds from sales of securities during the three month period ended September 30, 2017 were $3.7 million, with gross gains of $15,000 and gross losses of $62,000. Proceeds from sales of securities during the nine month period ended September 30, 2017 were $7.5 million, with gross gains of $36,000 and gross losses of $62,000. Proceeds from sales of securities during the three month period ended September 30, 2016 were $26.8 million, with gross gains of $301,000 and gross losses of $76,000. Proceeds from sales of securities during the nine month period ended September 30, 2016 were $39.0 million, with gross gains of $448,000 and gross losses of $87,000.

In 2014, approximately $158.8 million of investment securities available for sale were transferred into held to maturity. The unrealized holding losses at the date of transfer totaled $3.1 million. The unrealized holding losses at the date of the transfer are amortized over the remaining life of these securities as an adjustment of yield in a manner consistent with the amortization of a discount. The amortization of unrealized holding losses reported in other comprehensive income will offset the effect on interest income of the amortization of the discount. At September 30, 2017, the remaining unrealized holding losses from this transfer totaled $1.5 million.

Securities at September 30, 2017 with a fair value of $178.3 million were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Securities with a fair value of $142.2 million were pledged as collateral for repurchase agreements at September 30, 2017.

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in less than one year	$0	$0	$6,103	$6,108
Due after one year through five years	3,600	3,614	79,463	80,338
Due after five years through ten years	41,838	42,052	224,255	225,737
Due after ten years	0	0	26,525	26,635
	45,438	45,666	336,346	338,818
Mortgage backed securities of U.S. Government Sponsored Entities	179,437	179,844	284,015	282,962
Collateralized mortgage obligations of U.S. Government Sponsored Entities	126,849	125,805	232,278	228,802
Commercial mortgage backed securities of U.S. Government Sponsored Entities	17,441	18,086	22,274	22,619
Private mortgage backed securities	0	0	32,928	33,853
Private collateralized mortgage obligations	5,608	5,560	50,725	51,105
Other debt securities	0	0	10,403	10,421
Private commercial mortgage backed securities	0	0	28,186	28,219
	$374,773	$374,961	$997,155	$996,799

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and the period of time for which these losses were outstanding at September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities of U.S. Government Sponsored Entities	$152,796	$(1,963)	$109,433	$(1,331)	$262,229	$(3,294)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	51,067	(365)	225,546	(5,142)	276,613	(5,507)
Commercial mortgage-backed securities of U.S. Government Sponsored Entities	3,111	(10)	0	0	3,111	(10)
Private mortgage backed securities	0	0	0	0	0	0
Private collateralized mortgage obligations	0	0	22,003	(358)	22,003	(358)
Collateralized loan obligations	21,998	(18)	0	0	21,998	(18)
Obligations of state and political subdivisions	11,556	(86)	5,639	(289)	17,195	(375)
Corporate and other debt securities	998	0	8,301	(89)	9,299	(89)
Private commercial mortgage backed securities	7,887	(95)	3,727	(70)	11,614	(165)
Total temporarily impaired securities	$249,413	$(2,537)	$374,649	$(7,279)	$624,062	$(9,816)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities of U.S. Government Sponsored Entities	$327,759	$(5,991)	$5,387	$(75)	$333,146	$(6,066)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	234,175	(5,599)	58,912	(2,096)	293,087	(7,695)
Commercial mortgage backed securities of U.S. Government Sponsored Entities	7,934	(102)	0	0	7,934	(102)
Private mortgage backed securities	0	0	36,848	(900)	36,848	(900)
Private collateralized mortgage obligations	1,460	0	38,417	(816)	39,877	(816)
Collateralized loan obligations	8,152	(41)	51,694	(938)	59,846	(979)
Obligations of state and political subdivisions	39,321	(895)	0	0	39,321	(895)
Corporate and other debt securities	33,008	(517)	0	0	33,008	(517)
Private commercial mortgage backed securities	12,667	(306)	7,139	(167)	19,806	(473)
Total temporarily impaired securities	$664,476	$(13,451)	$198,397	$(4,992)	$862,873	$(18,443)

The two tables above include securities held to maturity that were transferred from available for sale into held to maturity during 2014. Those securities had unrealized losses of $3.1 million at the date of transfer, and at September 30, 2017, the unamortized balance was $1.5 million. The fair value of those securities in an unrealized loss position for less than twelve months at September 30, 2017 and December 31, 2016 was $6.6 million and $22.8 million, respectively. The additional unrealized losses on those securities in an unrealized loss position for less than twelve months at September 30, 2017 and December 31, 2016 was $0.1 million and $0.4 million, respectively. The fair value of those securities in an unrealized loss position for more than twelve months at September 30, 2017 and December 31, 2016 was $13.1 million and none, respectively. The additional unrealized losses on those securities in an unrealized loss position for more than twelve months at September 30, 2017 and December 31, 2016 was $0.2 million and none, respectively.

At September 30, 2017, unrealized losses on mortgage backed securities, collateralized mortgage obligations and commercial mortgage backed securities of U.S. government sponsored entities having a fair value of $542.0 million totaled $8.8 million, which was attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on our assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2017, private label securities secured by seasoned residential collateral with a fair value of $22.0 million had approximately $0.4 million in unrealized losses. This was attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed rate loans and 10/1 adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2017, remaining securities categories had unrealized losses of $0.6 million and a fair value of $60.1 million. Management believes that unrealized losses on these remaining debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of September 30, 2017, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at September 30, 2017.

Included in other assets is $38.6 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At September 30, 2017, the Company had not identified events or changes in circumstances which may have a significant adverse effect on the ability to redeem these holdings.

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

NOTE E — LOANS

Information relating to portfolio loans, purchased credit impaired (“PCI”) loans, and purchased unimpaired loans (“PUL”) as of September 30, 2017 and December 31, 2016 is summarized as follows:

September 30, 2017

	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$200,860	$116	$44,175	$245,151
Commercial real estate	1,146,359	8,975	322,758	1,478,092
Residential real estate	832,656	528	107,985	941,169
Commercial and financial	476,511	824	58,122	535,457
Consumer	180,467	0	4,018	184,485
Other loans	637	0	0	637
NET LOAN BALANCES (1)	$2,837,490	$10,443	$537,058	$3,384,991

December 31, 2016

	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$137,480	$114	$22,522	$160,116
Commercial real estate	1,041,915	11,257	304,420	1,357,592
Residential real estate	784,290	684	51,813	836,787
Commercial and financial	308,731	941	60,917	370,589
Consumer	152,927	0	1,018	153,945
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$2,425,850	$12,996	$440,690	$2,879,536

(1) Net loan balances as of September 30, 2017 and December 31, 2016 include deferred costs of $12.1 million and $10.6 million, respectively.

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

The table below summarizes the changes in accretable yield for PCI loans during the three and nine month periods ended September 30, 2017 and 2016, respectively:

Activity during the three months ended September 30, 2017:

	June 30, 2017	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	September 30, 2017
	(In thousands)
Accretable yield	$3,265	0	0	(357)	407	$3,315
Recorded investment of acquired loans	$13,132					$10,443
Allowance for loan losses	0					0
Recorded investment less allowance for loan losses	$13,132					$10,443

Activity during the nine months ended September 30, 2017:

	December 31, 2016	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	September 30, 2017
	(In thousands)
Accretable yield	$3,807	0	(10)	(1,173)	691	$3,315
Recorded investment of acquired loans	$12,996					$10,443
Allowance for loan losses	0					0
Recorded investment less allowance for loan losses	$12,996					$10,443

Activity during the three months ended September 30, 2016:

	June 30, 2016	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	September 30, 2016
	(In thousands)
Accretable yield	$4,674	0	0	(492)	0	$4,182
Recorded investment of acquired loans	$13,652					$13,057
Allowance for loan losses						0
Recorded investment less allowance for loan losses	$13,652					$13,057

Activity during the nine months ended September 30, 2016:

	December 31, 2015	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	September 30, 2016
	(In thousands)
Accretable yield	$2,610	2,094	(15)	(1,499)	992	$4,182
Recorded investment of acquired loans	$12,109					$13,057
Allowance for loan losses	0					0
Recorded investment less allowance for loan losses	$12,109					$13,057

The following tables present the contractual delinquency of the recorded investment in past due loans by class of loans as of September 30, 2017 and December 31, 2016:

			Accruing
	Accruing	Accruing	Greater			Total
September 30, 2017	30-59 Days	60-89 Days	Than			Financing
(In thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$273	$0	$0	$364	$200,223	$200,860
Commercial real estate	646	0	0	1,870	1,143,843	1,146,359
Residential real estate	1,013	107	0	8,341	823,195	832,656
Commercial and financial	1,699	0	0	193	474,619	476,511
Consumer	396	16	0	109	179,946	180,467
Other	0	0	0	0	637	637
Total	4,027	123	0	10,877	2,822,463	2,837,490

Purchased Unimpaired Loans
Construction and land development	35	0	0	72	44,068	44,175
Commercial real estate	860	0	0	732	321,166	322,758
Residential real estate	152	113	0	1,163	106,557	107,985
Commercial and financial	321	0	0	332	57,469	58,122
Consumer	0	0	0	0	4,018	4,018
Other	0	0	0	0	0	0
Total	1,368	113	0	2,299	533,278	537,058

Purchased Credit Impaired Loans
Construction and land development	0	0	0	0	116	116
Commercial real estate	0	0	0	1,199	7,776	8,975
Residential real estate	0	0	0	0	528	528
Commercial and financial	0	0	0	0	824	824
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	0	0	0	1,199	9,244	10,443

Total Loans	$5,395	$236	$0	$14,375	$3,364,985	$3,384,991

			Accruing
	Accruing	Accruing	Greater			Total
December 31, 2016	30-59 Days	60-89 Days	Than			Financing
(In thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	0	0	0	438	137,042	137,480
Commercial real estate	78	171	0	1,784	1,039,882	1,041,915
Residential real estate	1,570	261	0	8,582	773,877	784,290
Commercial and financial	30	0	0	49	308,652	308,731
Consumer	29	59	0	170	152,669	152,927
Other	0	0	0	0	507	507
Total	1,707	491	0	11,023	2,412,629	2,425,850

Purchased Unimpaired Loans
Construction and land development	0	0	0	32	22,490	22,522
Commercial real estate	345	485	0	1,272	302,318	304,420
Residential real estate	153	0	0	1,262	50,398	51,813
Commercial and financial	39	328	0	197	60,353	60,917
Consumer	37	0	0	0	981	1,018
Other	0	0	0	0	0	0
Total	574	813	0	2,763	436,540	440,690

Purchased Impaired Loans
Construction and land development	0	0	0	0	114	114
Commercial real estate	0	0	0	4,285	6,972	11,257
Residential real estate	0	185	0	0	499	684
Commercial and financial	0	0	0	0	941	941
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	0	185	0	4,285	8,526	12,996

Total Loans	$2,281	$1,489	$0	$18,071	$2,857,695	$2,879,536

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

Loans that are not problem or potential problem loans are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2017 and December 31, 2016:

September 30, 2017

	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(In thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$232,183	$1,442,538	$917,500	$527,190	$183,031	$3,302,442
Special mention	8,844	11,534	1,317	3,414	1,462	26,571
Substandard	3,439	14,466	2,966	4,328	223	25,422
Doubtful	0	0	0	0	0	0
Nonaccrual	436	3,801	9,504	525	109	14,375
Pass-Troubled debt restructures	33	4,876	0	0	0	4,909
Troubled debt restructures	216	877	9,882	0	297	11,272
	$245,151	$1,478,092	$941,169	$535,457	$185,122	$3,384,991

December 31, 2016

	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(In thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$148,563	$1,319,696	$811,576	$364,241	$153,730	$2,797,806
Special mention	5,037	17,184	1,780	3,949	67	28,017
Substandard	5,497	7,438	2,709	2,153	134	17,931
Doubtful	0	0	0	0	0	0
Nonaccrual	470	7,341	9,844	246	170	18,071
Pass-Troubled debt restructures	44	4,988	358	0	44	5,434
Troubled debt restructures	505	945	10,520	0	307	12,277
	$160,116	$1,357,592	$836,787	$370,589	$154,452	$2,879,536

NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s Troubled Debt Restructuring (“TDR”) concessions granted generally do not include forgiveness of principal balances, but may include interest rate reductions, an extension of the amortization period and/or converting the loan to interest only for a limited period of time. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. Most loans prior to modification were classified as an impaired loan and the allowance for loan losses is determined in accordance with Company policy.

The following table presents loans that were modified during the nine months ended September 30, 2017:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Valuation
	of	Recorded	Recorded	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded
Construction and land development	1	$52	$46	$6
Residential real estate	1	15	15	0
	2	$67	$61	$6

The following table presents loans that were modified during the nine months ended September 30, 2016:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Valuation
	of	Recorded	Recorded	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded
Residential real estate	6	$1,660	$1,489	$171
	6	$1,660	$1,489	$171

During the nine months ended September 30, 2017 and 2016, there were no payment defaults on loans that had been modified in a TDR within the previous twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and a specific allowance for loan loss is assigned in accordance with the Company’s policy.

As of September 30, 2017 and December 31, 2016, the Company’s recorded investment in impaired loans (excluding PCI loans), the unpaid principal balance, and the related valuation allowance were as follows:

	September 30, 2017
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$397	$702	$0
Commercial real estate	3,431	4,811	0
Residential real estate	10,598	15,283	0
Commercial and financial	29	39	0
Consumer	117	191	0
Impaired Loans with an Allowance Recorded:
Construction and land development	289	355	91
Commercial real estate	4,931	4,939	222
Residential real estate	8,773	8,970	1,188
Commercial and financial	1,127	501	521
Consumer	290	292	48
Total:
Construction and land development	686	1,057	91
Commercial real estate	8,362	9,750	222
Residential real estate	19,371	24,253	1,188
Commercial and financial	1,156	540	521
Consumer	407	483	48
	$29,982	$36,083	$2,070

	December 31, 2016
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$226	$321	$0
Commercial real estate	3,267	4,813	0
Residential real estate	9,706	14,136	0
Commercial and financial	199	206	0
Consumer	0	0	0
Impaired Loans with an Allowance Recorded:
Construction and land development	51	51	0
Commercial real estate	6,937	6,949	395
Residential real estate	12,332	12,681	2,059
Commercial and financial	0	0	0
Consumer	0	0	0
Total:
Construction and land development	277	372	0
Commercial real estate	10,204	11,762	395
Residential real estate	22,038	26,817	2,059
Commercial and financial	199	206	0
Consumer	0	0	0
	$32,718	$39,157	$2,454

For the three months ended September 30, 2017 and 2016, the Company’s average recorded investments in impaired loans (excluding PCI loans) and related interest income were as follows:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$517	$13	$208	$3
Commercial real estate	3,004	75	1,437	31
Residential real estate	10,266	150	9,346	138
Commercial and financial	244	1	16	0
Consumer	124	3	157	3
Impaired Loans with an Allowance Recorded:
Construction & land development	333	2	609	7
Commercial real estate	4,953	56	6,565	64
Residential real estate	9,831	63	12,038	102
Commercial and financial	646	2	0	0
Consumer	333	3	383	4
Total:
Construction & land development	850	15	817	10
Commercial real estate	7,957	131	8,002	95
Residential real estate	20,097	213	21,384	240
Commercial and financial	890	3	16	0
Consumer	457	6	540	7
	$30,251	$368	$30,759	$352

For the nine months ended September 30, 2017 and 2016, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$460	$35	$188	$11
Commercial real estate	2,833	154	1,854	97
Residential real estate	9,933	447	9,444	406
Commercial and financial	183	3	16	0
Consumer	111	10	193	10
Impaired Loans with an Allowance Recorded:
Construction & land development	242	8	671	20
Commercial real estate	5,789	163	6,835	193
Residential real estate	11,029	260	12,098	322
Commercial and financial	378	14	0	0
Consumer	247	12	363	14
Total:
Construction & land development	702	43	859	31
Commercial real estate	8,622	317	8,689	290
Residential real estate	20,962	707	21,542	728
Commercial and financial	561	17	16	0
Consumer	358	22	556	24
	$31,205	$1,106	$31,662	$1,073

Impaired loans also include loans that have been modified in TDRs where concessions to borrowers who experienced financial difficulties have been granted. At September 30, 2017 and at December 31, 2016, accruing TDRs totaled $16.2 million and $17.7 million, respectively.

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

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $169,000 and $282,000 for the three and nine months ended September 30, 2017, respectively, and $83,000 and $176,000 for the three and nine months ended September 30, 2016, respectively, was included in interest income, and this represents the change in present value attributable to the passage of time, and reduces the associated allowance for loan losses.

Nonaccrual loans and accruing loans past due 90 days or more (excluding purchased loans) totaled $10.9 million and $0, respectively, at September 30, 2017, and $11.0 million and $0, respectively, at December 31, 2016. Purchased nonaccrual and accruing loans past due 90 days or more were $3.5 million and $0 million, respectively, at September 30, 2017, and $7.0 million and $0, respectively, at December 31, 2016.

Activity in the allowance for loan losses (excluding PCI loans) for the three month and nine month periods ended September 30, 2017 and 2016 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended September 30, 2017
		Provision			TDR
	Beginning	for Loan	Charge-		Valuation	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Adjustments	Balance
Construction & land development	$1,574	$(690)	$0	$728	$0	$1,612
Commercial real estate	9,923	62	(239)	175	(15)	9,906
Residential real estate	7,423	116	(296)	39	(148)	7,134
Commercial and financial	5,460	834	(333)	28	0	5,989
Consumer	1,620	358	(442)	61	(6)	1,591
	$26,000	$680	$(1,310)	$1,031	$(169)	$26,232

	Allowance for Loan Losses for the Nine Months Ended September 30, 2017
		Provision			TDR
	Beginning	for Loan	Charge-		Valuation	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Adjustments	Balance
Construction & land development	$1,219	$(496)	$0	$891	$(2)	$1,612
Commercial real estate	9,273	410	(341)	613	(49)	9,906
Residential real estate	7,483	90	(482)	266	(223)	7,134
Commercial and financial	3,636	3,036	(837)	154	0	5,989
Consumer	1,789	345	(756)	221	(8)	1,591
	$23,400	$3,385	$(2,416)	$2,145	$(282)	$26,232

	Allowance for Loan Losses for the Three Months Ended September 30, 2016
		Provision			TDR
	Beginning	for Loan	Charge-		Valuation	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Adjustments	Balance
Construction & land development	$1,160	$50	$0	$25	$(2)	$1,233
Commercial real estate	7,192	1,505	(78)	169	(55)	8,733
Residential real estate	8,299	(637)	0	272	(25)	7,909
Commercial and financial	2,591	(633)	(200)	1,278	0	3,036
Consumer	1,483	265	(18)	44	(1)	1,773
	$20,725	$550	$(296)	$1,788	$(83)	$22,684

	Allowance for Loan Losses for the Nine Months Ended September 30, 2016
		Provision			TDR
	Beginning	for Loan	Charge-		Valuation	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Adjustments	Balance
Construction & land development	$1,151	$(125)	$0	$214	$(7)	$1,233
Commercial real estate	6,756	2,025	(209)	271	(110)	8,733
Residential real estate	8,057	(626)	(135)	669	(56)	7,909
Commercial and financial	2,042	(524)	(255)	1,773	0	3,036
Consumer	1,122	661	(98)	91	(3)	1,773
	$19,128	$1,411	$(697)	$3,018	$(176)	$22,684

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio (excluding PCI loans) and related allowance at September 30, 2017 and December 31, 2016 is shown in the following tables:

	At September 30, 2017
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Recorded	Associated	Recorded	Associated	Recorded	Associated
(Dollars in thousands)	Investment	Allowance	Investment	Allowance	Investment	Allowance
Construction & land development	$686	$91	$244,349	$1,521	$245,035	$1,612
Commercial real estate	8,362	222	1,460,755	9,684	1,469,117	9,906
Residential real estate	19,371	1,188	921,270	5,946	940,641	7,134
Commercial and financial	1,156	521	533,477	5,468	534,633	5,989
Consumer	407	48	184,715	1,543	185,122	1,591
	$29,982	$2,070	$3,344,566	$24,162	$3,374,548	$26,232

	At December 31, 2016
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Recorded	Associated	Recorded	Associated	Recorded	Associated
(Dollars in thousands)	Investment	Allowance	Investment	Allowance	Investment	Allowance
Construction & land development	$277	$0	$159,839	$1,219	$160,116	$1,219
Commercial real estate	10,204	395	1,335,832	8,878	1,346,036	9,273
Residential real estate	22,038	2,059	814,250	5,424	836,288	7,483
Commercial and financial	199	0	369,449	3,636	369,648	3,636
Consumer	0	0	154,452	1,789	154,452	1,789
	$32,718	$2,454	$2,833,822	$20,946	$2,866,540	$23,400

Loans collectively evaluated for impairment included loans acquired in connection with the acquisition of GulfShore Bancshares, Inc. (“GulfShore”) on April 7, 2017, Floridian Financial Group, Inc. (“Floridian”) on March 11, 2016, certain branches from BMO Harris Bank N.A. (“BMO”) on June 3, 2016, Grand Bankshares Inc., (“Grand”) on July 17, 2015, and BANKshares, Inc. on October 1, 2014, that are not PCI loans. At September 30, 2017, the remaining fair value adjustments for loans acquired was approximately $15.6 million, or approximately 2.77% of the outstanding aggregate PUL balances. At December 31, 2016, the remaining fair value adjustments for loans acquired was approximately $13.7 million, or approximately 3.11% of the outstanding aggregate PUL balances. These amounts, representing the remaining fair value discount of each PUL, are accreted into interest income over the remaining lives of the related loans on a level yield basis.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at September 30, 2017 and December 31, 2016:

	PCI Loans Individually Evaluated for Impairment
	September 30, 2017		December 31, 2016
	Recorded	Associated	Recorded	Associated
(Dollars in thousands)	Investment	Allowance	Investment	Allowance
Construction & land development	$116	$0	$114	$0
Commercial real estate	8,975	0	11,257	0
Residential real estate	528	0	684	0
Commercial and financial	824	0	941	0
Consumer	0	0	0	0
	$10,443	$0	$12,996	$0

NOTE G — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. At September 30, 2017 and December 31, 2016, the fair value of Company securities pledged under agreements to repurchase were as follows by collateral type and maturity:

	Overnight and Continuous Maturity
	September 30,	December 31,
(Dollars in thousands)	2017	2016

Mortgage backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$142,153	$204,202

NOTE H – NONINTEREST INCOME AND EXPENSES

Detail of noninterest income and expenses as of the three and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Noninterest income
Service charges on deposits	$2,626	$2,698	$7,483	$7,057
Trust income	967	820	2,764	2,464
Mortgage banking fees	2,138	1,885	4,962	4,248
Brokerage commissions and fees	351	463	1,079	1,564
Marine finance fees	137	138	597	558
Interchange income	2,582	2,306	7,747	6,893
Other deposit-based EFT fees	100	109	354	352
BOLI income	836	382	2,326	1,602
Other income	1,744	963	4,541	2,767
	11,481	9,764	31,853	27,505
Securities gains (losses), net	(47)	225	(26)	361
TOTAL	$11,434	$9,989	$31,827	$27,866

Noninterest expense
Salaries and wages	$15,627	$14,337	$49,371	$41,620
Employee benefits	2,917	2,425	8,920	7,428
Outsourced data processing costs	3,231	3,198	9,956	10,440
Telephone/data lines	573	539	1,753	1,606
Occupancy	2,447	3,675	10,025	10,292
Furniture and equipment	1,191	1,228	4,261	3,509
Marketing	1,298	780	3,294	2,786
Legal and professional fees	2,560	2,213	7,968	7,226
FDIC assessments	548	517	1,768	1,704
Amortization of intangibles	839	728	2,397	1,767
Asset disposition expense	117	219	306	469
Net loss (gain) on other real estate owned and repossessed assets	(414)	(96)	(599)	(348)
Early redemption cost for Federal Home Loan Bank borrowings	0	0	0	1,777
Other	3,427	3,672	11,312	10,308
TOTAL	$34,361	$33,435	$110,732	$100,584

NOTE I — EQUITY CAPITAL

On February 21, 2017, the Company completed a public offering of 2,702,500 shares of common stock, generating net proceeds of $55.7 million. In addition, CapGen Capital Group III LP (“CapGen”), in conjunction with the Company’s offering, sold 6,210,000 shares of the Company’s common stock, with no net proceeds to the Company.

The Company is well capitalized and at September 30, 2017, the Company and the Company’s principal banking subsidiary, Seacoast National Bank, or “Seacoast Bank”, met the common equity Tier 1 capital ratio (CET1) regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

NOTE K — FAIR VALUE

Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2017 and December 31, 2016 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
At September 30, 2017:
Available for sale securities (1)	$996,799	$100	$996,699	$0
Loans held for sale (2)	29,447	0	29,447	0
Loans (3)	4,160	0	2,973	1,187
Other real estate owned (4)	7,142	0	0	7,142

At December 31, 2016:
Available for sale securities (1)	$950,503	$100	$950,403	$0
Loans held for sale (2)	15,332	0	15,332	0
Loans (3)	4,120	0	3,170	950
Other real estate owned (4)	9,949	0	0	9,949

(1)	See Note D for further detail of fair value of individual investment categories.
(2)	Recurring fair value basis determined using observable market data.
(3)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(4)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.

The fair value of impaired real estate loans which are collateral dependent is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At September 30, 2017, the capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.7%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value totaled $4.2 million with a specific reserve of $1.4 million at September 30, 2017, compared to $4.1 million with a specific reserve of $0.4 million at December 31, 2016.

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

During the nine months ended September 30, 2017 and 2016, there were no transfers between levels of the fair value hierarchy.

For loans classified as level 3, additions totaled $0.8 million for the first nine months of 2017, consisting of loans that became impaired during 2017. Reductions consisted primarily of principal payments and totaled $0.6 million.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first nine months of 2017, foreclosed loans added $0.4 million and migrated branches taken out of service added $1.2 million. Reductions summed to $4.4 million and consisted almost entirely of sales of $4.2 million.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of September 30, 2017 and December 31, 2016 is as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
At September 30, 2017:
Financial Assets
Securities held to maturity (1)	$374,773	$0	$374,961	$0
Time deposits with other banks	14,591	0	0	14,557
Loans, net	3,345,978	0	0	3,328,023
Financial Liabilities
Deposit liabilities	4,112,600	0	0	4,110,324
Subordinated debt	70,451	0	55,072	0

At December 31, 2016:
Financial Assets
Securities held to maturity (1)	$372,498	$0	$369,881	$0
Loans, net	2,852,016	0	0	2,840,993
Financial Liabilities
Deposit liabilities	3,523,245	0	0	3,523,322
Subordinated debt	70,241	0	54,908	0

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2017 and December 31, 2016:

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

Loans held for sale: Fair values are based upon estimated values received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of September 30, 2017 and December 31, 2016, respectively. Loans held for sale were as follows at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Aggregate fair value	$29,447	$15,332
Contractual balance	28,782	14,904
Gains	665	428

Deposit Liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.

NOTE L — BUSINESS COMBINATIONS

Acquisition of Floridian Financial Group, Inc.

On March 11, 2016, the Company completed its acquisition of Floridian. Simultaneously, upon completion of the merger, Floridian’s wholly owned subsidiary bank, Floridian Bank, was merged with and into Seacoast Bank. Floridian, headquartered in Lake Mary, Florida, operated 10 branches in Orlando and Daytona Beach, of which several were consolidated with Seacoast locations. This acquisition added approximately $417 million in total assets, $337 million in deposits, and $266 million in loans to Seacoast.

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

The following table represents the purchase price paid to Floridian shareholders in connection with the acquisition:

March 11, 2016
Shares exchanged for cash	$26,699,000

Number of Floridian Financial Group, Inc. common shares outstanding	6,222,119
Per share exchange ratio	0.5289
Number of shares of Seacoast common stock issued	3,291,066
Multiplied by common stock price per share on March 11, 2016	$15.47
Value of common stock issued	50,912,791

Total purchase price	$77,611,791

The acquisition was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $32 million on this acquisition which is nondeductible for tax purposes as this acquisition was a nontaxable transaction. The goodwill was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Loans that were nonaccrual and all loan relationships identified as impaired as of the acquisition date were considered by management to be credit impaired and were accounted for pursuant to ASC Topic 310-30.

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

For the loans acquired we first segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we considered to identify loans as PCI loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as TDRs, graded “special mention” or “substandard.” These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of March 11, 2016 for PCI loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

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

At June 3, 2016, no loans acquired from BMO were specifically identified with a credit deficiency factor(s). The factors we consider to identify loans as PCI loans are acquired loans that were nonaccrual, 60 days or more past due, designated as TDR, graded “special mention” or “substandard.” PULs were evaluated to determine estimated fair values as of the acquisition date. Although no specific credit deficiencies were identifiable, we believe there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the economic environment both nationally and locally as well as the real estate market particularly in Florida. We have applied ASC Topic 310-20 accounting treatment to the PULs.

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

Acquisition of GulfShore Bancshares, Inc.

On April 7, 2017, the Company completed its acquisition of GulfShore. Simultaneously, upon completion of the merger, GulfShore’s wholly owned subsidiary bank, GulfShore Bank, was merged with and into Seacoast Bank. GulfShore, headquartered in Tampa, Florida, operated 3 branches in Tampa and St. Petersburg, of which all have been retained as Seacoast locations.

The Company acquired 100% of the outstanding common stock of GulfShore. Under the terms of the definitive agreement, GulfShore shareholders received, for each share of Gulfshore common stock, the combination of $1.47 in cash and 0.4807 shares of Seacoast common stock (based on Seacoast’s closing price of $23.94 per share on April 7, 2017).

April 7, 2017
Shares exchanged for cash	$8,033,999

Number of GulfShore Bancshares, Inc. common shares outstanding	5,464,308
Per share exchange ratio	0.4807
Number of shares of Seacoast common stock issued	2,626,693
Multiplied by common stock price per share on April 7, 2017	$23.94
Value of common stock issued	62,883,030

Total purchase price	$70,917,029

Merger related charges summed to $4.3 million for the second quarter of 2017, primarily impacting salaries and wages, outsourced data processing costs, and legal and professional fees. All of these costs were expensed in the second quarter of 2017.

The acquisition was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $37 million on this acquisition which is nondeductible for tax purposes as this acquisition was a nontaxable transaction. The goodwill was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values are known. Determining fair values of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.

		Measurement
	Initial Report	Period	As Adjusted
Date of acquisition	April 7, 2017	Adjustments	April 7, 2017
	(in thousands)
Assets:
Cash	$55,540	$0	$55,540
Investment securities	316	0	316
Loans, net	250,884	(8)	250,876
Fixed assets	1,307	0	1,307
Other real estate owned	13	0	13
Core deposit intangibles	3,927	0	3,927
Goodwill	37,090	8	37,098
Other assets	8,572	0	8,572
	$357,649	$0	$357,649

Liabilities:
Deposits	$285,350	$0	$285,350
Other liabilities	1,382	0	1,382
	$286,732	$0	$286,732

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	April 7, 2017
(In thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$101,281	$99,598
Commercial real estate	106,729	103,905
Construction/development/land	13,175	11,653
Commercial loans	32,137	32,247
Consumer and other loans	3,554	3,473
Purchased credit-impaired	0	0
Total acquired loans	$256,876	$250,876

No loans acquired were specifically identified with credit deficiency factor(s), pursuant to ASC Topic 310-30. The factors we considered to identify loans as PCI loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as TDR, graded “special mention” or “substandard.”

Loans without specifically identified credit deficiency factors are referred to as PULs for disclosure purposes. These loans were then evaluated to determine estimated fair values as of the acquisition date. Although no specific credit deficiencies were identifiable, we believe there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the economic environment both nationally and locally as well as the real estate market particularly in Florida. We have applied ASC Topic 310-20 accounting treatment to the PULs.

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

Operating results of the Company for the three months ended September 30, 2017 include the operation of the acquired assets and assumed liabilities since the date of acquisition of April 7, 2017. Pro-forma data for the three months ended September 30, 2016 and nine months ended September 30, 2017 and 2016 listed in the table below present pro-forma information as if the acquisition occurred at the beginning of 2016.

	Three Months Ended
	September 30,	Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2017	2016

Net interest income	$40,102	$131,178	$109,738
Net income	9,798	30,884	20,364
EPS - basic	0.24	0.73	0.52
EPS - diluted	0.24	0.72	0.51

Acquisition of NorthStar Bank

On October 20, 2017, the Company completed its acquisition of NorthStar Banking Corporation (“NSBC”). Simultaneously, upon completion of the merger, NSBC’s wholly owned subsidiary bank, NorthStar Bank, was merged with and into Seacoast Bank. NorthStar, headquartered in Tampa, Florida, operated three branches in Tampa, of which all have been retained as Seacoast locations.

The Company acquired 100% of the outstanding common stock of NSBC. Under the terms of the definitive agreement, NSBC shareholders received, for each share of NSBC common stock, the combination of $2.40 in cash and 0.5605 shares of Seacoast common stock.

October 20, 2017
Shares exchanged for cash	$4,700,129

Number of NorthStar Banking Corporation common shares outstanding	1,958,387
Per share exchange ratio	0.5605
Number of shares of Seacoast common stock issued	1,097,675
Multiplied by common stock price per share on October 20, 2017	$24.92
Value of common stock issued	27,354,061
Cash paid for NorthStar Banking Corporation vested stock options	801,168

Total purchase price	$32,855,358

Acquisition of Palm Beach Community Bank

On November 3, 2017, the Company completed its acquisition of Palm Beach Community Bank (“PBCB”), and PBCB was merged with and into Seacoast Bank. PBCB, headquartered in West Palm Beach, Florida, operated four branches in West Palm Beach, of which all have been retained as Seacoast locations.

The Company acquired 100% of the outstanding common stock of PBCB. Under the terms of the definitive agreement, PBCB shareholders received, for each share of PBCB stock, the combination of $6.26 in cash and 0.9240 shares of Seacoast common stock.

November 3, 2017
Shares exchanged for cash	$15,693,929

Number of Palm Beach Community Bank common shares outstanding	2,506,867
Per share exchange ratio	0.9240
Number of shares of Seacoast common stock issued	2,316,345
Multiplied by common stock price per share on November 3, 2017	$24.31
Value of common stock issued	56,310,350

Total purchase price	$72,004,279

The acquisitions of NorthStar and PBCB will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company’s assessment of the fair value of assets acquired and liabilities assumed as of the acquisition date is incomplete at the time of this filing; therefore, certain disclosures have been omitted. The Company expects to recognize goodwill in each of these transactions, which is expected to be nondeductible for tax purposes.

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

THIRD QUARTER 2017

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

Third quarter 2017 results and Guidance for 2017

•	For the third quarter of 2017, Seacoast reported net income of $14.2 million or $0.32 per average common diluted share, compared to $7.7 million or $0.18 per average common diluted share for the second quarter 2017, and $9.1 million or $0.24 per average common diluted share in the third quarter last year. For the nine months ended September 30, 2017, net income was $29.8 million compared to $18.4 million for nine months ended September 30, 2016. Adjusted net income[1] totaled $15.1 million or $0.35 per average common diluted share for the third quarter of 2017, compared to adjusted net income of $12.7 million or $0.29 per average common diluted share for the second quarter of 2017, and adjusted net income of $11.1 million or $0.29 per average common diluted share a year ago. For the nine months ended September 30, 2017, adjusted net income[1] was $38.1 million compared to $27.3 million for the nine months ended September 30, 2016.

•	Our merger with GulfShore Bank in Tampa, Florida in April 2017, and mergers with Northstar in Tampa, Florida in October 2017 and PBCB in West Palm Beach, Florida in November 2017, together with organic and acquisition-related revenue growth momentum and cost reductions, is expected to drive earnings improvement over the balance of 2017 and into 2018.

•	The Company is reiterating its previous guidance of $1.28 to $1.32 adjusted earnings per share[1] for full year 2017.

1Non-GAAP measure, see “Explanation of Certain Non-GAAP Financial Measures.”

Third Quarter and Year-to-Date 2017 Strategic Highlights

Modernizing How We Sell

•	The proportion of deposit accounts opened outside of our banking centers continued to increase, with 13.3% of all deposit accounts opened through our website or 24/7 customer support center during the third quarter.

•	We believe we have made significant progress in modernizing our retail and small business sales strategy, focusing on enhancing customer lifetime value. We also began development on a commercial analytics portal that will connect our commercial bankers with the analytics and insights that we have provided our retail and small business teams. This portal will provide daily insight into customer behaviors, emerging customer needs, and suggested opportunities to enhance relationship value.

•	We also kicked off a project to improve our loan origination process during the third quarter. This effort will extend well into 2018. Using technology, partners, and lean process improvement we believe we will improve cycle times and strengthen the customer experience.

Lowering Our Cost to Serve

•	Mobile penetration increased during the quarter to more than 32% of eligible primary consumer checking customers from 29.5% in September of last year.

•	A new record 40% of checks are now deposited outside the banking center network, compared to 35% in September of last year.

•	In the first half of 2017, we consolidated five banking center locations. Looking forward into 2018, we expect to continue making progress towards our previously announced goal of reducing our branch footprint by 20% over a 24 to 36-month period.

•	Customer adoption of more convenient digital channels continues to grow. In September 2017, our non-teller transactions made up 52% of our total transaction volume, up from 43% two years ago. We expect this shift in customer preference to continue to accelerate, requiring continued focus on building a digitally integrated business model.

Driving Improvements in How Our Business Operates

•	Hurricane Irma tested our disaster recovery plans. Before the storm, we dispatched a team of operations and IT associates to our recovery site in Nashville, Tennessee. This enabled us to continue to operate the bank during and immediately following the storm to ensure our customers had digital and web access at all times. Our back-up customer support center provided uninterrupted, 24/7 customer service.

•	We recognized our first full quarter of savings due to the successful renegotiation of our agreement with a key technology and digital services provider. The agreement expands digital banking capabilities, improves service level agreements, and increases our ability to scale.

•	In August we announced the consolidation of our customer support center in Stuart. In the fourth quarter we’ll be migrating all customer support operations to our Orlando location which we launched early this year. The new, expanded site supports our 24/7 customer service model and our growth strategy.

Scaling and Evolving Our Culture

•	During the third quarter we on-boarded key talent in the areas of digital marketing and compliance. We believe these important additions to the Seacoast team help position us for future growth.

Financial Condition

Total assets increased $826.4 million or 18.3% from September 30, 2016 to $5.34 billion at September 30, 2017, driven by organic growth along with the acquisition of GulfShore in April of 2017.

Loan Portfolio

Total loans (net of unearned income and excluding the allowance for loan losses) were $3.38 billion at September 30, 2017, $615.7 million or 22.2% more than at September 30, 2016, and $505.5 million or 17.6% more than at December 31, 2016. The GulfShore acquisition on April 7, 2017 contributed $250.9 million in loans. Also, during the last six months of 2016 and first quarter of 2017, we purchased five separate mortgage loan pools aggregating to $106.5 million, and a marine loan pool of $16.0 million (a total of $122.5 million in loans purchased), and sold two seasoned mortgage portfolio pools (summing to $70.6 million). During the third quarter of 2017, an additional $57.9 million of conforming salable mortgages originated in prior quarters was sold, which resulted in $0.8 million in additional mortgage banking fee income. Loan pools acquired have a weighted average yield of 3.4%, at acquisition with $122.5 million adjustable rate, and contain borrowers with an average FICO score above 740. An $11.0 million Small Business Administration (“SBA”) pool acquired in the second quarter of 2017 has a weighted average yield of 3.0% at acquisition and is zero risk weighted for capital calculations.

During the third quarter of 2017, loan production was robust across all categories, despite the disruption of Hurricane Irma. Success in commercial lending through our legacy franchise and through our Accelerate banking model has increased loan growth. Analytics and digital marketing have further fueled loan growth in the consumer and small business channels.

The following tables detail loan portfolio composition at September 30, 2017, December 31, 2016 and September 30, 2016 for portfolio loans, PCI loans and PUL as defined in Note E-Loans.

September 30, 2017

	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$200,860	$116	$44,175	$245,151
Commercial real estate	1,146,359	8,975	322,758	1,478,092
Residential real estate	832,656	528	107,985	941,169
Commercial and financial	476,511	824	58,122	535,457
Consumer	180,467	0	4,018	184,485
Other loans	637	0	0	637
NET LOAN BALANCES (1)	$2,837,490	$10,443	$537,058	$3,384,991

December 31, 2016

	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$137,480	$114	$22,522	$160,116
Commercial real estate	1,041,915	11,257	304,420	1,357,592
Residential real estate	784,290	684	51,813	836,787
Commercial and financial	308,731	941	60,917	370,589
Consumer	152,927	0	1,018	153,945
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$2,425,850	$12,996	$440,690	$2,879,536

September 30, 2016

	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$129,239	$114	$24,548	$153,901
Commercial real estate	947,612	11,281	334,619	1,293,512
Residential real estate	772,579	685	60,149	833,413
Commercial and financial	278,065	977	63,459	342,501
Consumer	144,291	0	1,231	145,522
Other loans	489	0	0	489
NET LOAN BALANCES (1)	$2,272,275	$13,057	$484,006	$2,769,338

(1)	Net loan balances at September 30, 2017, December 31, 2016 and September 30, 2016 are net of deferred costs of $12.1 million, $10.6 million, and $10.5 million, respectively.

Note: Commercial real estate includes owner-occupied balances of $688.2 million, $623.8 million, and $609.8 million, for September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

Commercial real estate mortgages increased $184.6 million or 14.3% to $1.48 billion at September 30, 2017, compared to September 30, 2016, a result of improving loan production and loans acquired in the GulfShore merger. Office building loans of $401.7 million or 27.2% of commercial real estate mortgages comprise our largest concentration, with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, healthcare, churches and educational facilities, recreation, multifamily, mobile home parks, lodging, restaurants, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at September 30, 2017 aggregated to $166.8 million (versus $137.7 million at September 30, 2016), of which $146.4 million was funded. The Company’s 80 commercial real estate relationships in excess of $5 million totaled $694.1 million, of which $559.4 million was funded at September 30, 2017 (compared to 64 relationships of $543.5 million at September 30, 2016, of which $467.5 million was funded).

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $1.163 billion and $315 million, respectively, at September 30, 2017, compared to $974 million and $320 million, respectively, at September 30, 2016.

Reflecting the impact of organic loan growth and the Gulfshore loan acquisition, commercial and financial loans (“C&I”) outstanding at September 30, 2017 increased to $535.5 million, up 56.3% from $342.5 million at September 30, 2016. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

Residential mortgage loans increased $107.8 million or 12.9% from September 30, 2016 to $941.2 million as of September 30, 2017. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. During the first quarter of 2017, a $43 million pool of whole loan adjustable rate mortgages with a weighted average yield of 3.2% and average FICO score of 751 was acquired and added to the portfolio. During the third quarter of 2017, $57.9 million of salable, conforming mortgages were sold with a weighted average yield of 3.41%. This sale was deemed an opportunity (given the fall in the 10-year Treasury rate in the quarter) to manage interest rate risk, adjust loan mix to permit growth in construction lending, and to manage on balance sheet liquidity. At September 30, 2017, approximately $431 million or 46% of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled approximately $298 million (32% of the residential mortgage portfolio) at September 30, 2017, of which 15- and 30-year mortgages totaled $23 million and $184 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $91 million, most with maturities of 10 years or less and home equity lines of credit, primarily floating rates, totaling $213 million at September 30, 2017. In comparison, loans secured by residential properties having fixed rates totaled $152 million at September 30, 2016, with 15- and 30-year fixed rate residential mortgages totaling $25 million and $127 million, respectively, and home equity mortgages and lines of credit totaled $81 million and $154 million, respectively.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $39.0 million or 26.8% year over year and totaled $184.5 million (versus $145.5 million at September 30, 2016). Of the $39.0 million increase, $5.0 million was in marine loans, $1.3 million in automobile and truck loans, and $32.7 million in other consumer loans.

At September 30, 2017, the Company had unfunded commitments to make loans of $703 million, compared to $524 million at September 30, 2016.

Loan Concentrations

The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Commercial and commercial real estate loan relationships greater than $10 million totaled $321.5 million and represented 9% of the total portfolio at September 30, 2017, compared to $161.7 million or 13% at year-end 2010.

Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and commercial real estate loan concentrations as a percentage of total risk based capital, were stable at 50% and 207%, respectively, at September 30, 2017. Regulatory guidance suggests limits of 100% and 300%, respectively.

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

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Nonperforming assets (“NPAs”) at September 30, 2017 totaled $21.5 million, and were comprised of $10.9 million of nonaccrual portfolio loans, $3.5 million of nonaccrual purchased loans, $1.7 million of non-acquired other real estate owned (“OREO”), $1.6 million of acquired OREO and $3.8 million of branches out of service. NPAs decreased from $31.2 million recorded as of September 30, 2016 (comprised of $10.6 million of nonaccrual portfolio loans, $7.9 million of nonaccrual purchased loans, $3.7 million of non-acquired OREO, $1.5 million of acquired OREO, and $7.6 million of branches out of service). At September 30, 2017, approximately 96% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At September 30, 2017, nonaccrual loans were written down by approximately $3.4 million or 19% of the original loan balance (including specific impairment reserves). During the twelve months ended September 30, 2017, OREO amounts related to branches taken out of service that are actively being marketed decreased $3.8 million, total OREO for foreclosed properties declined $1.9 million, and nonaccrual purchased loans were $4.4 million lower.

Nonperforming loans to total loans outstanding at September 30, 2017 decreased to 0.42% from 0.52% at June 30, 2017 and from 0.67% at September 30, 2016. Nonperforming assets to total assets declined to 0.40% at September 30, 2017 from 0.49% at June 30, 2017 and 0.69% one year ago.

The Company’s loss mitigation staff handles all foreclosure actions together with outside legal counsel.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $16.2 million at September 30, 2017 compared to $19.3 million at September 30, 2016. Accruing TDRs are excluded from our nonperforming asset ratios. The tables below set forth details related to nonaccrual and accruing restructured loans.

September 30, 2017

				Accruing
	Nonaccrual Loans			Restructured
(Dollars in thousands)	NonCurrent	Performing	Total	Loans
Construction & land development
Residential	$72	$115	$187	$0
Commercial	0	75	75	33
Individuals	0	174	174	216
	72	364	436	249
Residential real estate mortgages	2,037	7,467	9,504	9,882
Commercial real estate mortgages	2,681	1,120	3,801	5,753
Real estate loans	4,790	8,951	13,741	15,884
Commercial and financial	304	221	525	0
Consumer	5	104	109	297
	$5,099	$9,276	$14,375	$16,181

At September 30, 2017 and 2016, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2017		2016
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	72	$13,340	83	$14,817
Maturity extended with change in terms	52	5,888	57	7,157
Chapter 7 bankruptcies	29	1,964	38	2,376
Not elsewhere classified	11	1,256	12	1,594
	164	$22,448	190	$25,944

During the first nine months of 2017, newly identified TDRs totaled $67,000, compared to $2.0 million for all of 2016. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding September 30, 2017 defaulted during the twelve months ended September 30, 2017, or for 2016. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At September 30, 2017, loans (excluding PCI) totaling $30.0 million were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $2.1 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $29.7 million and $2.0 million, respectively, at September 30, 2016.

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

Cash and Cash Equivalents and Liquidity Risk Management

Cash and cash equivalents (including interest bearing deposits), totaled $125.3 million at September 30, 2017, compared to $167.4 million at September 30, 2016 and $109.6 million at December 31, 2016. The issuance of common stock during the first quarter of 2017 was a primary contributor to the increase in cash and cash equivalents from year-end 2016.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 2017, the Company had available unsecured lines of $75 million and lines of credit under current lendable collateral value, which are subject to change, of $815 million. The Company had $366 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $488 million in residential and commercial real estate loans available as collateral. In comparison, at September 30, 2016, the Company had available unsecured lines of $50 million and lines of credit of $783 million, and had $753 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $375 million in residential and commercial real estate loans available as collateral.

The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. During the first, second and third quarters of 2017, the Company acquired an additional $57.9 million, $82.3 million and $133.5 million of brokered certificates of deposit (“CDs”), respectively, at a rate of 1.18%, 1.27% and 1.39%, respectively, all maturing within 12 months. Brokered CDs at September 30, 2017 totaled $281.6 million.

The Company has traditionally relied upon dividends from its bank subsidiary and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. At September 30, 2017, without OCC approval Seacoast Bank can pay dividends to the Company of approximately $61 million. At September 30, 2017, the Company had cash and cash equivalents at the parent of approximately $55.4 million, compared to $14.2 million at September 30, 2016, with the increase directly related to the capital raise completed on February 21, 2017.

Securities

Information related to maturities, carrying values and fair value of the Company’s securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.

At September 30, 2017, the Company had no trading securities, $996.8 million in securities available for sale, and $374.8 million in securities held to maturity. The Company's total securities portfolio increased $112.8 million or 9.0% from September 30, 2016. During the first quarter of 2016, securities totaling $66.9 million were added from the acquisition of Floridian. Security purchases during the first and second quarter of 2016 of $258.3 million were primarily to utilize anticipated cash to be received by Seacoast from the acquisition of BMO branches, with an increase of $203.4 million in securities held to maturity during the second quarter (almost a doubling from the first quarter of 2016). Security purchases during the third quarter of 2016 were more limited, totaling only $13 million, and totaled $130 million in the fourth quarter of 2016, $43 million in the first quarter of 2017, $213 million in the second quarter of 2017, and $35 million in the third quarter of 2017. Securities acquired from GulfShore in the second quarter of 2017 were nominal. These efforts were primary to the overall increase in the securities portfolio during 2016 and 2017. Funding for investments was derived from liquidity, both legacy and that acquired in mergers, and increases in funding from our core customer deposit base, brokered time deposits and FHLB borrowings.

During the first nine months of 2017, sales of securities resulted in proceeds of $7.6 million (including net losses of $26,000). In comparison, proceeds from the sales of securities totaled $38.8 million (including net gains of $361,000) for the nine months ended September 30, 2016. Management believes the securities sold had minimal opportunity to further increase in value.

Securities are generally acquired which return principal monthly. The modified duration of the investment portfolio at September 30, 2017 was 4.1 years, compared to 3.8 years at September 30, 2016. Securities that are fixed rate comprise 66% of the total investment portfolio, with remaining securities in the portfolio adjustable rate, or 34% of the total portfolio.

At September 30, 2017, available for sale securities had gross unrealized losses of $7.3 million and gross unrealized gains of $6.9 million, compared to gross unrealized losses of $3.6 million and gross unrealized gains of $11.8 million at September 30, 2016. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the securities with unrealized losses are not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company does not have an investment position in trust preferred securities.

Deposits and Borrowings

The Company’s balance sheet continues to be primarily core funded.

Total deposits increased $602.1 million or 17.2% to $4.11 billion at September 30, 2017, compared to September 30, 2016. Excluding the GulfShore acquisition and addition of $273.7 million in brokered CDs, total deposits increased $43.1 million or 1.2% from September 30, 2016. Also, at September 30, 2017, total deposits excluding Gulfshore deposits and the $273.7 million of brokered CDs decreased $12.8 million or 0.4% (not annualized) from year-end 2016. Deposit growth since year-end 2016 was partially offset by seasonal declines in public fund balances, which decreased by $101.6 million during the first nine months of 2017.

Since September 30, 2016, interest bearing deposits (interest bearing demand, savings and money markets deposits) increased $209.1 million or 10.6% to $2.19 billion, noninterest bearing demand deposits increased $115.6 million or 9.9% to $1.28 billion, and CDs increased $277.5 million or 75.9% to $643.1 million. Excluding acquired deposits, noninterest demand deposits were $45.8 million or 3.9% higher from September 30, 2016, and represent 31.2% of total deposits, compared to 33.3% at September 30, 2016. Core deposit growth reflects our success in growing households both organically and through acquisitions.

Additions to CDs and the increase in CDs at September 30, 2017 year over year have come primarily through the Gulfshore acquisition in April 2017 and brokered CDs acquired during 2017. An intentional decrease in higher cost time deposits was recorded over the two years prior to the 2016 BMO branch acquisition, and was more than offset by increases in low cost or no cost deposits.

Customer repurchase agreements totaled $142.2 million at September 30, 2017, decreasing $25.5 million or 15.2% from September 30, 2016. The repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

No unsecured federal funds purchased were outstanding at September 30, 2017 or 2016.

At September 30, 2017 and 2016, borrowings were comprised of subordinated debt of $70.5 million and $70.2 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $389.0 million and $305.0 million, respectively. At September 30, 2017 and 2016, our FHLB borrowings were all maturing within 30 days, and the rate for FHLB funds during the third quarter of 2017 was 1.17%. At December 31, 2016, FHLB borrowings totaled $415.0 million, and were similarly short-term and maturing within 30 days. Secured FHLB borrowings are an integral tool in liquidity management for the Company.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. As part of the BANKshares acquisition in 2014, the Company inherited three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. Also, as part of the Grand acquisition in 2015, the Company inherited an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASU 805 Business Combinations) were recorded at fair value, which collectively is $4.8 million lower than face value at September 30, 2017. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 3.59% for the third quarter of 2017, compared to 2.93% for the third quarter ended September 30, 2016.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $703 million at September 30, 2017 and $524 million at September 30, 2016.

Capital Resources

The Company’s equity capital at September 30, 2017 increased $158.9 million from September 30, 2016 to $594.4 million, and increased $159.0 million from December 31, 2016. On February 21, 2017, the Company closed on an offering of 8,912,500 shares of common stock, consisting of 2,702,500 shares sold by the Company and 6,210,000 shares sold by one of its shareholders. Seacoast received proceeds (net of expenses) of $55.7 million from the issuance of the 2,702,500 shares of its common stock. The Company intends to use the net proceeds from the offering for general corporate purposes, including acquisitions completed, or underway, potential future acquisitions, and to support organic growth. Seacoast did not receive any proceeds from the sale of its shareholder’s shares (see “Note I – Shareholders’ Equity”).

The Company also issued 2,626,693 common shares in the acquisition of GulfShore that was consummated on April 7, 2017 (see “Note L – Business Combinations”). This transaction increased shareholders’ equity $62.9 million, as the Company issued shares of common stock as consideration for the merger.

The ratio of shareholders’ equity to period end total assets was 11.13% and 9.65% at September 30, 2017 and 2016, respectively. Equity has also increased as a result of earnings retained by the Company. During 2016, the ratio of shareholders’ equity to total assets declined, as the Company successfully grew assets at a faster pace than equity over the period.

Activity in shareholders’ equity for the nine months ended September 30, 2017 and 2016 follows:

(Dollars in thousands)	2017	2016
Beginning balance at December 31, 2016 and 2015	$435,397	$353,453
Net income	29,818	18,431
Capital raise, net of costs (February 21, 2017)	55,660	0
Issuance of stock pursuant to acquisition of GulfShore	62,882	0
Issuance of stock pursuant to acquisition of Floridian	0	50,913
Stock compensation (net of Treasury shares acquired)	4,337	2,678
Other comprehensive income	6,347	10,044
Ending balance at September 30, 2017 and 2016	$594,441	$435,519

Capital ratios are well above regulatory requirements for well-capitalized institutions. Seacoast’s management uses risk-based capital measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies (see “Note I –Equity Capital”).

September 30, 2017:

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	Bank	Well Capitalized*

Common equity Tier 1 ratio (CET1)	12.32%	12.38%	6.5%
Tier 1 capital ratio	14.06%	12.38%	8.0%
Total risk-based capital ratio	14.75%	13.07%	10.0%
Tier 1 leverage ratio	10.29%	9.06%	5.0%

*	For subsidiary bank only

The Company’s total risk-based capital ratio was 14.75% at September 30, 2017, an increase from June 30, 2017’s ratio of 14.56%, and an increase from September 30, 2016’s ratio of 13.41%. Higher earnings in the third quarter of 2017 was the primary contributor to increases in Tier 1 and total risk-based capital ratios since June 30, 2017. The capital raise during 2017 was the primary cause of these ratios improving, compared to prior year at September 30, 2016.

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

The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from our acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $70.5 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

The Company’s capital is expected to continue to increase with positive earnings.

Results of Operations

Earnings Overview

In early September, the State of Florida was preparing for the potential impact of dangerous category 5 Hurricane Irma. This caused a full two weeks of business interruption as a week was spent on preparation and a week on recovery. Ultimately, the storm made landfall in the Florida Keys as a category 4 storm and a second landfall in Marco Island in southwest Florida. The impact of Hurricane Irma on the quarter was approximately $0.01 per share. Revenue was impacted in the form of waived service charges, slower activity in wealth management, and delayed closings on loans. Direct expenses totaled $0.4 million, comprised of compensation for staff working throughout the storm to ensure our customers had digital and web access at all times, remote support from our backup site in Nashville, Tennessee, and recovery expenses to bring our branch network back on-line. These direct incremental expenses were removed from the presentation of adjusted results. Our branches and operations facilities suffered no meaningful damage.

The Company has steadily improved results over the past three years and into 2017. Net income was $14.2 million, or $0.32 per average common diluted share, compared to $7.7 million or $0.18 for the prior quarter and $9.1 million or $0.24 for the third quarter of 2016. For the nine months ended September 30, 2017, net income was $29.8 million compared to $18.4 million for the nine months ended September 30, 2016. Adjusted net income1 was $15.1 million, or $0.35 per average common diluted share, compared to $12.7 million or $0.29 per average common diluted share for the prior quarter and $11.1 million or $0.29 per average common diluted share for the third quarter of 2016. For the nine months ended September 30, 2017, adjusted net income1 was $38.1 million compared to $27.3 million for the nine months ended September 30, 2016.

 Data analytics and technology-assisted operational improvement are helping us build efficiencies across our organization and drive process automation. We believe that our success in increasing net income is the result of our success in significantly growing our businesses and balance sheet, while attaining operating efficiency. We believe our improved earnings also reflect the success we have had in identifying and incorporating acquisitions, including our recent acquisition of GulfShore on April 7, 2017, providing three offices in Tampa, Florida (see “Note L – Business Combinations”).

Net revenues for the quarter ended September 30, 2017 were $57.2 million, an increase of $2.6 million or 5% compared to the prior quarter, and an increase of $9.7 million or 21% from the third quarter of 2016. For the nine months ended September 30, 2017, net revenues were $159.9 million, an increase of $29.9 million or 23% compared to the nine months ended September 30, 2016. For the nine months ended September 30, 2017, adjusted revenues1 were $159.9 million, an increase of $30.7 million or 24% compared to the nine months ended September 30, 2016.

For the third quarter of 2017, net gains on the sale of other real estate owned and repossessed assets compared to a net loss for the second quarter of 2017, with a net gain of $414,000 in the third quarter of 2017, and net losses of $161,000 in the second quarter of 2017. The primary contributor to gains in the third quarter was the sale of closed branches transferred to OREO.

1Non-GAAP measure, see “Explanation of Certain Non-GAAP Financial Measures”

Explanation of Certain Non-GAAP Financial Measures

The following table provides a reconcilement of GAAP to non-GAAP measures indicated.

	Quarters					Year to Date
	Third	Second	First	Fourth	Third	September 30,
(Dollars in thousands except per share data)	2017	2017	2017	2016	2016	2017	2016

Net income, as reported:
Net income	$14,216	$7,676	$7,926	$10,771	$9,133	$29,818	$18,431

Diluted earnings per share	$0.32	$0.18	$0.20	$0.28	$0.24	$0.70	$0.49

Adjusted net income[1] :
Net income	$14,216	$7,676	$7,926	$10,771	$9,133	$29,818	$18,431

BOLI income (benefits upon death)	0	0	0	0	0	0	(464)
Security gains	47	(21)	0	(7)	(225)	26	(361)
Total adjustments to revenue	47	(21)	0	(7)	(225)	26	(825)

Merger related charges	491	5,081	533	561	1,699	6,105	8,467
Amortization of intangibles	839	839	719	719	728	2,397	1,767
Business continuity expenses for Hurricane Irma	352	0	0	0	0	352	0
Branch reductions and other expense initiatives*	(127)	1,876	2,572	163	894	4,321	3,194
Early redemption cost for FHLB advances	0	0	0	0	0	0	1,777
Total adjustments to noninterest expenses	1,555	7,796	3,824	1,443	3,321	13,175	15,205

Effective tax rate on adjustments	(673)	(2,786)	(1,480)	(404)	(1,168)	(4,939)	(5,545)

Adjusted net income[1]	$15,145	$12,665	$10,270	$11,803	$11,061	$38,080	$27,266

Adjusted diluted earnings per share [1]	$0.35	$0.29	$0.26	$0.31	$0.29	$0.90	$0.73

(1) Non-GAAP measure

* Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.

This report contains financial information determined by methods other than Generally Accepted Accounting Principles (“GAAP”), including adjusted net income tax, tax equivalent net interest income and margin, and adjusted noninterest expense and efficiency ratios. The most directly comparable GAAP measures are net income, net interest income, net interest margin, noninterest expense, and efficiency ratios. Management uses these non-GAAP financial measures in its analysis of the Company’s performance and believes these presentations provide useful supplemental information, and a clearer understanding of the Company’s performance. The Company believes the non-GAAP measures enhance investors’ understanding of the Company’s business and performance and if not provided would be requested by the investor community. These measures are also useful in understanding performance trends and facilitate comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. The Company provides reconciliations between GAAP and these non-GAAP measures. These disclosures should not be considered an alternative to GAAP.

Effective in the first quarter of 2017, adjusted net income and adjusted noninterest expense exclude the effect of amortization of acquisition-related intangibles. Prior periods have been revised to conform to the current period presentation.

Net Interest Income and Margin

Net interest income for the quarter totaled $45.7 million, increasing $1.6 million or 4% during the third quarter of 2017 compared to second quarter 2017’s result, and was $8.3 million or 22% higher than third quarter 2016. Net interest margin was 3.74% in the third quarter 2017 compared to 3.84% for second quarter 2017 and 3.69% for prior year’s third quarter. The second quarter of 2017 benefited from accretion of $1.5 million associated with early payoffs on securities and acquired loans, which added 13 basis points to the margin. Loan growth, balance sheet mix and yield/cost management have been the primary forces affecting net interest income and net interest margin results. Acquisitions have further accelerated these trends. Organic loan growth of $365 million or 13.2% since September 30, 2016, and the addition of loans of $251 million from the GulfShore purchase, all contributed to the net interest income improvement year over year for the third quarter. Net interest income for 2017 will continue to benefit from the full year impact of acquisitions completed in 2016, as well as from the GulfShore, NorthStar and PBCB acquisitions.

The following table details the trend for net interest income and margin results (on a tax equivalent basis)(1), the yield on earning assets and the rate paid on interest bearing liabilities for the past five quarters:

	Net Interest	Net Interest	Yield on	Rate on Interest
(Dollars in thousands)	Income (1)	Margin (1)	Earning Assets (1)	Bearing Liabilities
Third quarter 2016	$37,735	3.69%	3.90%	0.30%
Fourth quarter 2016	37,628	3.56	3.78	0.31
First quarter 2017	38,377	3.63	3.88	0.35
Second quarter 2017	44,320	3.84	4.12	0.41
Third quarter 2017	45,903	3.74	4.10	0.51

(1) On tax equivalent basis, a non-GAAP measure. See "Non-GAAP Measures regarding Net Interest Income and Margin”.

While the yield on earning assets remained close to second quarter 2017’s result, declining 2 basis points to 4.10%, the rate paid on interest bearing liabilities increased 10 basis points over the same period to 0.51%. The addition of $134 million in broker CDs at a weighted average rate of 1.39%, and an increase of 20 basis points in the rate paid on FHLB borrowings were primary contributors to the increase in rate paid on interest bearing liabilities. A steepening of the Treasury yield curve, higher short term rates, and higher yields on the securities and loan portfolios have benefited the Company’s margin results over the past twelve months.

Looking forward and inclusive of NorthStar and PBCB, we expect the net interest margin to be in the mid 3.70s in the fourth quarter of 2017 and to increase to the high 3.70s by the second quarter of 2018, assuming no change in short or long-term interest rates.

Total average loans increased $687.3 million or 25% for third quarter 2017 compared to 2016’s third quarter, and increased $140.6 million or 4% from second quarter 2017 (non-annualized). Our average investment securities also increased $89.8 million or 7% for third quarter 2017 year over year and were higher by $93.4 million or 7% (non-annualized) from 2017’s second quarter.

Average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 70.0% during the third quarter of 2017, compared to 66.9% a year ago. As average total loans as a percentage of earning assets increased, the mix of loans has remained fairly stable, with volumes related to commercial real estate representing 47.3% of total loans at September 30, 2017 (compared to 50.1% at September 30, 2016)(see “Loan Portfolio”).

Loan production is detailed in the following table for the last five quarters:

	Quarters
	Third	Second	First	Fourth	Third
(Dollars in thousands)	2017	2017	2017	2016	2016

Commercial pipeline	$155,355	$146,355	$122,703	$88,814	$119,394
Commercial loans closed	146,121	110,171	94,595	144,975	109,078

Residential pipeline	$63,960	$71,667	$78,323	$72,604	$79,379
Residential loans retained	73,611	85,111	78,305	74,745	68,748
Residential loans sold	103,841	45,990	39,844	81,141	79,151

Consumer and small business pipeline	$47,002	$49,724	$44,499	$45,936	$41,428
Consumer and small business originations	86,954	97,858	89,546	83,484	87,815

Consumer and small business originations reached $87 million during the third quarter of 2017 and commercial loans closed totaled $146 million. Closed residential loans retained during the quarter totaled $74 million, reflecting continued strong performance. During the third quarter of 2017, the Company sold $58 million of salable conforming residential mortgages, included in the $104 million of residential loans sold in the table above.

Pipelines (loans in underwriting and approval or approved and not yet closed) remained strong at $155 million in commercial, $64 million in mortgage, and $47 million in consumer and small business, even with Hurricane Irma as a disruption in September. Commercial pipelines increased $9.0 million or 6%, over second quarter 2017 and $36.0 million or 30%, compared to September 30, 2016. Mortgage pipelines were $7.7 million or 10% lower, compared to second quarter 2017, and declined $15.4 million or 19%, from September 30, 2016. Consumer and small business pipelines decreased from second quarter by $2.7 million or 5%, but increased from September 30, 2016 by $5.6 million or 13%.

The addition of a new commercial team, focused on specialized equipment financing, and the GulfShore team into our lending business in the second quarter of 2017 supplemented the commercial pipeline and commercial loans closed during the third quarter of 2017, and the addition of NorthStar and PBCB provides an additional opportunity to further grow our balance sheet prospectively.

Customer relationship funding is detailed in the following table for the last five quarters:

Customer Relationship Funding

	Quarters
	Third	Second	First	Fourth	Third
(Dollars in thousands)	2017	2017	2017	2016	2016

Noninterest demand	$1,284,118	$1,308,458	$1,225,124	$1,148,309	$1,168,542
Interest-bearing demand	935,097	934,861	870,457	873,727	776,480
Money market	870,788	861,119	821,606	802,697	858,931
Savings	379,499	376,825	363,140	346,662	340,899
Time certificates of deposit	643,098	494,195	398,318	351,850	365,641
Total deposits	$4,112,600	$3,975,458	$3,678,645	$3,523,245	$3,510,493

Customer sweep accounts	$142,153	$167,558	$183,107	$204,202	$167,693

Total core customer funding (1)	$3,611,655	$3,648,821	$3,463,434	$3,375,597	$3,312,345

Noninterest demand deposit mix	31.2%	32.9%	33.3%	32.6%	33.3%

(1) Total deposits and customer sweep accounts, excluding time certificates of deposit

Deposit growth reflects our success in growing households both organically and through acquisitions. The Company’s balance sheet continues to be primarily core deposit funded. Core customer funding increased to $3.612 billion at September 30, 2017, a 1% decrease from June 30, 2017, but a 9% increase from September 30, 2016. Excluding acquisitions, core customer funding increased by $41 million, or 1%, from one year ago, with noninterest bearing deposits increasing 4%. Seacoast’s overall cost of deposits is 0.22%, higher than second quarter 2017 by 5 basis points and compared to 0.15% in prior year’s third quarter. Prospectively, total deposits are expected to increase 6% on an annualized basis.

Short-term borrowings were entirely comprised of sweep repurchase agreements with Seacoast Bank customers at September 30, 2017 and 2016. No federal funds purchased were utilized at September 30, 2017 or 2016. The average yield on customer repurchase accounts was 0.49% for the third quarter 2017.

FHLB borrowings, maturing in 30 days or less, totaled $389.0 million at September 30, 2017, with an average rate of 1.17% paid during the quarter. FHLB borrowings averaged $439.8 million for the third quarter of 2017, up from $323.8 million for the second quarter of 2017 and $223.5 million for the third quarter 2016.

For the third quarter 2017, average subordinated debt of $70.4 million related to trust preferred securities issued by subsidiary trusts of the Company (including subordinated debt for Grand and BANKshares assumed on July 17, 2015 and October 1, 2014, respectively) carried an average cost of 3.59%.

We have a positive interest rate gap and our net interest margin should benefit from rising interest rates. Further increases in interest rates are likely, and the Company’s asset sensitivity is further enhanced by its low cost deposit portfolio (see “Interest Rate Sensitivity”).

The following table details average balances, net interest income and margin results (on a tax equivalent basis) (1) for the third quarter of 2017, the second quarter of 2017, and the third quarter of 2016.

	2017						2016
	Third Quarter			Second Quarter			Third Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,356,276	$8,823	2.60%	$1,261,017	$8,379	2.66%	$1,264,345	$6,966	2.20%
Nontaxable	26,256	290	4.42	28,092	316	4.50	28,344	441	6.22
Total Securities	1,382,532	9,113	2.64	1,289,109	8,695	2.70	1,292,689	7,407	2.29

Federal funds sold and other investments	76,773	664	3.43	72,535	604	3.34	55,465	429	3.08

Loans, net	3,407,376	40,456	4.71	3,266,812	38,263	4.70	2,720,121	32,065	4.69

Total Earning Assets	4,866,681	50,233	4.10	4,628,456	47,562	4.12	4,068,275	39,901	3.90

Allowance for loan losses	(26,299)			(25,276)			(21,934)
Cash and due from banks	99,864			99,974			84,592
Premises and equipment	57,023			59,415			62,552
Intangible assets	118,364			114,563			80,068
Bank owned life insurance	95,759			87,514			43,860
Other assets	104,727			117,356			103,025

	$5,316,119			$5,082,002			$4,420,438

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$927,278	$273	0.12%	$949,981	$262	0.11%	$781,620	$151	0.08%
Savings	377,729	52	0.05	378,989	51	0.05	331,685	41	0.05
Money market	870,166	605	0.28	868,427	541	0.25	864,228	487	0.22
Time deposits	548,092	1,266	0.92	432,805	814	0.75	374,852	613	0.65
Federal funds purchased and other short term borrowings	165,160	204	0.49	174,715	194	0.45	184,170	118	0.25
FHLB borrowings	439,755	1,293	1.17	323,780	780	0.97	223,467	240	0.43
Other borrowings	70,409	637	3.59	70,343	600	3.42	70,137	516	2.93
Total Interest-Bearing Liabilities	3,398,589	4,330	0.51	3,199,040	3,242	0.41	2,830,159	2,166	0.30

Noninterest demand	1,276,779			1,283,255			1,131,073
Other liabilities	52,832			32,259			28,796
Total Liabilities	4,728,200			4,514,554			3,990,028

Shareholders' equity	587,919			567,448			430,410

	$5,316,119			$5,082,002			$4,420,438
Net interest spread			3.59%			3.71%			3.60%

As a % of earning assets:
Interest expense			0.35%			0.28%			0.21%
Net interest income (1)		$45,903	3.74%		$44,320	3.84%		$37,735	3.69%

(1)	On a fully taxable equivalent basis, a non-GAAP measure, as defined (see Non-GAAP Measure on next page). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

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

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands)	2017	2017	2017	2016	2016
Nontaxable interest adjustment	$154	$164	$212	$203	$287
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$45,903	$44,320	$38,377	$37,628	$37,735
Total net interest income (not TE)	45,749	44,156	38,165	37,425 #	37,448
Net interest margin (TE)	3.74%	3.84%	3.63%	3.56%	3.69%
Net interest margin (not TE)	3.73	3.83	3.61	3.54	3.66

TE = Tax Equivalent

Noninterest Income

Noninterest income (excluding securities gains or losses) totaled $11.5 million for the third quarter of 2017, $1.0 million or 10% higher than 2017’s second quarter and $1.7 million or 18% higher than third quarter 2016. For the nine months ended September 30, 2017, noninterest income totaled $31.9 million, 16% higher than the nine months ended September 30, 2016. For the third quarter 2017, noninterest income accounted for 20.1% of total revenue (net interest income plus noninterest income, excluding securities gains), compared to 19.2% for the second quarter of 2017 and 20.7% for the third quarter a year ago.

Noninterest income (excluding security gains) for the third quarter of 2017, compared to second quarter 2017 and the third quarter of 2016, and for the nine months ended September 30, 2017 and 2016, is detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2017	2017	2016	2017	2016
Service charges on deposits	$2,626	$2,435	$2,698	$7,483	$7,057
Trust income	967	917	820	2,764	2,464
Mortgage banking fees	2,138	1,272	1,885	4,962	4,248
Brokerage commissions and fees	351	351	463	1,079	1,564
Marine finance fees	137	326	138	597	558
Interchange income	2,582	2,671	2,306	7,747	6,893
Other deposit-based EFT fees	100	114	109	354	352
BOLI Income	836	757	382	2,326	1,602
Other income	1,744	1,624	963	4,541	2,767
Total	$11,481	$10,467	$9,764	$31,853	$27,505

For the third quarter of 2017, most categories of service fee income showed year over year growth compared to 2016’s third quarter, with mortgage banking fees increasing 13.4%, interchange income up 12.0%, BOLI income higher by 118.8%, and other income rising 81.1%. These increases reflect continued strength in customer acquisition and cross sell and benefits from acquisition activity. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®.

Service charges on deposits for the third quarter of 2017 increased 7.8% from second quarter 2017, but were 2.7% lower compared to third quarter a year ago. During the third quarter of 2017, post-hurricane Irma accommodations for customers included the waiver of fees where circumstances were appropriate. This goodwill gesture reinforced our standard of commitment to our customers and the markets we serve.

Wealth management, including brokerage commissions and fees, and trust income, increased 2.7% during the third quarter of 2017, compared to prior year’s third quarter. For the nine month period ended September 30, 2017, wealth management income was 4.6% lower compared to 2016. While trust income increased 17.9% from the third quarter of 2016, brokerage commissions and fees were 24.2% lower, reflecting a shift toward fee-based accounts. Despite recent decreases, we expect wealth management revenues to grow over time.

Salable mortgage production was higher during the third quarter of 2017 compared to 2016’s third quarter (see “Loan Portfolio”), and the incremental sale of $57.9 million of conforming mortgages originated in prior quarters, generated total fees that were 13.4% higher, compared to 2016’s third quarter. The incremental sale added $0.8 million to mortgage banking gains for the third quarter 2017. Nine month results for 2017 were $0.7 million or 16.8% higher than a year ago. Mortgage banking fees (excluding the incremental sale) were generally lower during the third and second quarters of 2017, compared to the first quarter of 2017 and prior quarters, the result of shifting consumer demand to construction product and tight inventory levels of homes for sale. Originated residential mortgage loans are processed by commissioned employees of Seacoast, with many mortgage loans referred by the Company’s branch personnel.

BOLI income was significantly higher for third quarter 2017 compared to 2016’s third quarter, due to additional purchases of BOLI in the fourth quarter of 2016 and the third quarter of 2017 that increased the BOLI asset to $119 million, and increased income in the third quarter 2017 by 118.8% compared to third quarter 2016. For the nine months ended September 30, 2017, income was higher but to a lesser degree, by 45.2% compared to the first nine months of 2016, in part due to the recognition of a death benefit of $0.5 million in the first quarter of 2016. The addition of $30 million in BOLI late in the third quarter of 2017 will provide a first-year tax equivalent rate of return of 6.2%. Higher income is expected to benefit the Company over the remainder of 2017 and prospectively.

Marine finance fees for the third quarter of 2017 were flat compared to third quarter a year ago. For the nine month period ended September 30, 2017, marine financing fees were 7.0% higher than a year ago, reflecting stronger demand for marine vessels and a strategic shift to selling more production.

Other income was 81.1% higher year over year for third quarter 2017. For the first nine months of 2017, other income was 64.1% higher than the first nine months of 2016. Of the increase of $0.8 million for the third quarter of 2017, $0.3 million was in swap related income with loan customers, $0.2 million in Small Business Administration (“SBA”) loan secondary market activity, and $0.2 million for income generated by factoring fees related to asset lending. A general increase in other fee categories also occurred year over year, the result of pricing increases implemented across the franchise on a number of services offered.

Noninterest Expenses

Noninterest expenses for the third quarter of 2017 totaled $34.4 million, decreasing $7.3 million compared to the second quarter of 2017, and were $0.9 million higher than third quarter 2016. For the nine months ended September 30, 2017, noninterest expense was $110.7 million compared to $100.6 million for the nine months ended September 30, 2016.

Noninterest expenses for the third quarter of 2017, compared to second quarter 2017 and the third quarter of 2016, and for the nine months ended September 30, 2017 and 2016, is detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2017	2017	2016	2017	2016
Noninterest expense
Salaries and wages	$15,627	$18,375	$14,337	$49,371	$41,620
Employee benefits	2,917	2,935	2,425	8,920	7,428
Outsourced data processing costs	3,231	3,456	3,198	9,956	10,440
Telephone/data lines	573	648	539	1,753	1,606
Occupancy	2,447	4,421	3,675	10,025	10,292
Furniture and equipment	1,191	1,679	1,228	4,261	3,509
Marketing	1,298	1,074	780	3,294	2,786
Legal and professional fees	2,560	3,276	2,213	7,968	7,226
FDIC assessments	548	650	517	1,768	1,704
Amortization of intangibles	839	839	728	2,397	1,767
Asset disposition expense	117	136	219	306	469
Net loss (gain) on other real estate owned and repossessed assets	(414)	161	(96)	(599)	(348)
Early redemption cost for Federal Home Loan Bank borrowings	0	0	0	0	1,777
Other	3,427	3,975	3,672	11,312	10,308
TOTAL	$34,361	$41,625	$33,435	$110,732	$100,584

Efficiency ratio	58.9%	73.9%	68.6%	67.7%	75.7%

Efficiency ratio is defined as (noninterest expense less foreclosed property expense and amortization of intangibles) divided by net operating revenue (net interest income on a fully tax equivalent basis plus noninterest income excluding securities gains).

For the third quarter of 2017 compared to second quarter 2017, expenses associated with branch consolidation initiatives were $2.0 million less and merger related charges incurred were $4.6 million lower, but business continuity expenses related to Hurricane Irma were incremental, adding $0.4 million. Merger related charges in the second quarter of 2017 primarily related to the acquisition of GulfShore Bank in April 2017.

Adjusted noninterest expense1 (a non-GAAP measure, see table below for a reconciliation to noninterest expense, the most comparable GAAP number) was $32.8 million, compared to $33.8 million in the second quarter of 2017, and $30.1 million in the prior year’s third quarter. For the nine months ended September 30, 2017, adjusted noninterest expense1 was $97.6 million compared to $85.4 million for the nine months ended September 30, 2016. Noninterest expense includes the addition during the second quarter of 2017 of ongoing headcount and expenses associated with our new Tampa market operations totaling $1.1 million. A gain of $414,000 on other real estate owned in the third quarter of 2017 compared to a net loss of $161,000 in the second quarter of 2017. Outsourced data processing costs in the second and third quarters of 2017 reflect the value of our renegotiated contract with our core processing vendor.

1Non-GAAP measure, see “Explanation of Certain Non-GAAP Financial Measures”

	Third	Second	Third
	Quarter	Quarter	Quarter
(In thousands)	2017	2017	2016
Noninterest expense, as reported	$34,361	$41,625	$33,435

Merger related charges	491	5,081	1,699
Amortization of intangibles	839	839	728
Branch reductions and other expense initiatives*	(127)	1,876	894
Business continuity expenses for Hurricane Irma	352	0	0
Total adjustments	1,555	7,796	3,321

Adjusted noninterest expense[1]	$32,806	$33,829	$30,114

Adjusted efficiency ratio[1,2]	57.7%	61.2%	63.1%

(1)	Non-GAAP measures. The most directly comparable GAAP measures are noninterest expense and efficiency ratio, respectively.
(2)	Efficiency ratio is defined as (noninterest expense less foreclosed property expense and amortization of intangibles) divided by the net operating revenue (net interest on a fully tax equivalent basis plus noninterest income excluding securities gains).

*Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.

Prospectively, Seacoast management expects its efficiency ratio to improve, entering 2018 in the mid-50’s. The Company expects its digital servicing capabilities and technology to continue to support better, more efficient channel integration, allowing consumers to choose their path of convenience to satisfy their banking needs, resulting in organic growth of our products and services as well as related revenue. The third quarter of 2017 highlights the underlying adjusted noninterest expense1 run rate of the Company exclusive of the two acquisitions completed in the fourth quarter. In aggregate, the acquisitions of NorthStar and PBCB will add $1.6 million in noninterest expense to the fourth quarter of 2017, and $2.0 million per quarter in 2018. We continue to carefully balance investments with current earnings, and the Company anticipates making investments totaling approximately $4.5 million in 2018 to improve our processes and tools for commercial banking, invest in talent and tools for our enterprise risk management and technology functions, and further upgrade our analytics and digital marketing capabilities. These investments will help to scale our organization appropriately, and set the stage for sustainable earnings growth in 2019 and beyond. These investments are not expected to impact our objective of completing 2018 with an adjusted efficiency ratio in the low 50s.

Total occupancy, furniture and equipment expenses for the third quarter of 2017 totaled $3.6 million, decreasing $2.5 million or 40.4% (on an aggregate basis) from second quarter 2017 and $1.3 million or 25.8% from 2016’s third quarter. For the nine months ended September 30, 2017, these expenses were $0.5 million or 3.5% higher than the nine months ended September 30, 2016. Branch closure charges summed to $1.9 million during the second quarter of 2017. We believe branches are still valuable to our customers for more complex transactions, but simple tasks, such as depositing and withdrawing funds, are rapidly migrating to a digital world. During the third quarter of 2017, deposits outside of the branch network increased to 40% from 35% in the same quarter one year prior. Our goal at the beginning of 2017 was to close 20% of our locations over the next 24 to 36 months. We consolidated one location during the first quarter of 2017 and four additional locations in the second quarter of 2017. Looking forward into 2018, we expect to continue making progress towards our goal of branch consolidation. Some of the operational expense savings will be reinvested into technology and talent to deliver products and services in new more convenient ways.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $3.2 million for the third quarter of 2017, a decrease of $0.2 million or 6.5% from second quarter 2017 and nominally higher from the third quarter a year ago. Outsourced data processing expense were $0.5 million or 4.6% lower for the nine months ended September 30, 2017, compared to a year ago. One-time charges for conversion activity related to the acquisition of Floridian in the first quarter of 2016 and GulfShore in the second quarter of 2017 are included.

Legal and professional fees totaled $2.6 million for the third quarter of 2017, compared to $3.3 million for the second quarter of 2017 and $2.2 million for the third quarter in 2016, and totaled $8.0 million for the first nine months of 2017 compared to $7.2 million during same period in 2016, respectively. Legal fees were $0.5 million lower in the third quarter of 2017 compared to the second quarter of 2017, reflecting a reduction in acquisition related costs and outlays for other matters.

Changes in remaining categories, including marketing, FDIC assessments, and asset disposition expense were less significant.

Other expense totaled $3.4 million for the third quarter of 2017, decreasing by $0.5 million or 13.8% compared to second quarter 2017 and lower by $0.2 million or 6.7% compared to third quarter 2016’s expense. Year-to-date through September 30, 2017, other expense was $1.0 million or 9.7% higher than for the nine months ended September 30, 2016. Contributing to the $1.0 million increase year over year for the nine month period were the following: miscellaneous losses and charge-offs (up $0.2 million from 2016), director fees (higher by $0.2 million), employee placement fees (increasing $0.1 million), credit information (up $0.1 million), and bank meetings (rising $0.3 million versus 2016).

Income Taxes

For the first, second and third quarters of 2017, provision for income taxes totaled $4.1 million, $3.9 million and $7.9 million, respectively. Various tax strategies have been implemented to reduce the Company’s overall effective tax rate year-to-date to 34.9% for 2017. Additionally, ASU 2016-09 provided a tax benefit of $702,000 included in 2017’s provision for taxes for the first nine months. Management believes all of the future tax benefits of the Company’s deferred tax assets can be realized and no valuation allowance is required.

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

Allowance and Provision for Loan Losses – Critical Accounting Policies and Estimates

Management determines the provision for loan losses by continuously analyzing and monitoring delinquencies, nonperforming loan levels and the outstanding balances for each loan category, as well as the amount of net charge-offs, for estimating losses inherent in its portfolio. While the Company’s policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management, factors beyond the control of the Company, such as general economic conditions, both locally and nationally, make management’s judgment as to the adequacy of the provision and allowance for loan losses approximate and imprecise (see “Nonperforming Assets”).

The provision for loan losses is the result of a detailed analysis estimating for probable loan losses. The analysis includes the evaluation of impaired and purchased credit impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For the first, second and third quarters of 2017, the Company recorded provisioning for loan losses of $1.3 million, $1.4 million and $0.7 million, respectively, which compared to provisioning for loan losses for the first, second and third quarters of 2016 of $0.2 million, $0.7 million and $0.6 million, respectively. The Company had net charge-offs of $271,000 in the first nine months of 2017, compared to net recoveries for 2016’s first nine months of ($2,321,000), representing 0.01% and (0.12%) of year-to-date average total loans. Lower provisioning for loan losses in the third quarter of 2017 reflects continued strong credit metrics, decreases in the residential loan portfolio (with lower modeled loss rates given near-zero historical losses and lower balances after the $57.9 million sale near the end of the quarter), and decreases reflecting reduced concentration risk in the commercial and commercial real estate loan portfolios. Delinquency trends remain low and show continued stability (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real estate Owned, and Credit Quality”).

The allowance for loan losses increased $2.8 million to $26.2 million at September 30, 2017, compared to $23.4 million at December 31, 2016. The allowance for loan and lease losses (“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”), which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total ALLL.

The first component of the ALLL analysis involves the estimation of an allowance specific to individually evaluated impaired portfolio loans, including accruing and non-accruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation or operation of the collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed uncollectable. Restructured consumer loans are also evaluated and included in this element of the estimate. As of September 30, 2017, the specific allowance related to impaired portfolio loans individually evaluated totaled $2.1 million, compared to $2.5 million as of December 31, 2016. Residential loans that become 90 days past due are placed on nonaccrual and a specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

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

The final component consists of amounts reserved for purchased unimpaired loans (PUL). Loans collectively evaluated for impairment reported at September 30, 2017 include loans acquired from GulfShore on April 7, 2017, BMO Harris on June 3, 2016, Floridian Bank on March 11, 2016, Grand Bank on July 17, 2015 and BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. These fair value discount amounts are accreted into income over the remaining lives of the related loans on a level yield basis, and remained adequate at September 30, 2017.

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

The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 0.91% at September 30, 2017, compared to 0.96% at December 31, 2016. The risk profile of the loan portfolio reflects adherence to credit management methodologies to execute a low risk strategic plan for loan growth. New loan production is focused on adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, as well as consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At September 30, 2017, the Company had $1.063 billion in loans secured by residential real estate and $1.602 billion in loans secured by commercial real estate, representing 31.4% and 47.3% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in central and southeastern Florida.

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

Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at September 30, 2017 and September 30, 2016.

In early September, the State of Florida was preparing for the potential impact of Hurricane Irma. Ultimately the storm made landfall in the Florida Keys as a category 4 storm and a second landfall in Marco Island in southwest Florida. In the days following the storm, we conducted site visits and inquiries with commercial customers throughout our markets to help assess potential recovery needs. We had direct conversations with commercial customers covering 69% of the commercial portfolio, and expect any credit-related impacts to be nominal.

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

Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles from the BANKshares, Grand, Floridian, BMO, and GulfShore acquisitions are being amortized over 74 months, 94 months, 69 months, 87 months, and 98 months, respectively, on a straight-line basis, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles—Goodwill and Other, in the fourth quarter of 2016. Seacoast employed an independent third party with extensive experience in conducting and documenting impairment tests of this nature, and concluded that no impairment occurred.

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

At September 30, 2017, outstanding securities designated as available for sale totaled $996.8 million. The fair value of the available for sale portfolio at September 30, 2017 was less than historical amortized cost, producing net unrealized losses of $0.4 million that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2017 and 2016. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings are primarily investment grade. As of September 30, 2017, the Company’s available for sale investment securities, except for approximately $60.2 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $544.5 million, or 55 percent of the total available for sale portfolio. The portfolio also includes $85.0 million in private label securities, most secured by residential real estate collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. The Company also has invested $208.1 million in uncapped 3-month Libor floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase loans as assets that provide a steady stream of income and possible capital appreciation. The collateral for the securities is first lien senior secured corporate debt. The Company has purchased senior tranches rated credit A or higher and performed stress tests, which indicated that the senior subordination levels are sufficient and no principal loss is forecast, verifying the independent rating. In addition, the Company has acquired several corporate bonds and private commercial mortgage backed securities totaling $99.0 million at September 30, 2017. At March 11, 2016 and July 17, 2015, Floridian and Grand securities of $67.0 million and $46.4 million, respectively, were acquired and added to the available for sale portfolio at their fair value. At April 7, 2017, nominal securities were acquired from the GulfShore acquisition.

During 2014, management identified $158.8 million of investment securities available for sale and transferred them to held to maturity. The unrealized holding losses at the date of transfer totaled $3.0 million. For the securities that were transferred into the held to maturity category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. At September 30, 2017, the remaining unamortized amount of these losses was $1.5 million. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. Management believes the securities transferred are a core banking asset that they now intend to hold until maturity, and if interest rates were to increase before maturity, the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available for sale investment.

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

Realization of Deferred Tax Assets – Critical Accounting Policies and Estimates

At September 30, 2017, the Company had net deferred tax assets (“DTA”) of $44.0 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at September 30, 2016 the Company had a net DTA of $58.8 million.

Factors that support this conclusion:

•	Income before tax (“IBT”) has steadily increased as a result of organic growth, and we believe that the 2017 GulfShore, NorthStar and BMO acquisitions, and 2016 Floridian and BMO acquisitions will further assist in achieving management’s forecast of future earnings which recovers the net operating loss carry-forwards well before expiration;
•	Credit costs and overall credit risk has been stable which decreases their impact on future taxable earnings;
•	Growth rates for loans are at levels adequately supported by loan officers and support staff;
•	We believe new loan production credit quality and concentrations are well managed; and
•	Current economic growth forecasts for Florida and the Company’s markets are supportive.

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At September 30, 2017, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s third quarter 2017 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 7.1% if interest rates increased 200 basis points up over the next 12 months and 3.7% if interest rates increased 100 basis points, and improve 12.5% and 6.5% respectively, on a 13 to 24 month basis. This compares with the Company’s third quarter 2016 model simulation, which indicated net interest income would increase 7.8% if interest rates were increased 200 basis points over the next 12 months and 4.1% if interest rates were increased 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks, adding a 13-24 month horizon.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 16.4% at September 30, 2017. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our third quarter 2017 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 12.0% versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 19.3%.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2017 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first nine months of 2017, entirely related to equity incentive plan activity, were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/17 to 1/31/17	0	$0.00	233,692	181,308
2/1/17 to 2/28/17	0	0.00	233,692	181,308
3/1/17 to 3/31/17	0	0.00	233,692	181,308
Total - 1st Quarter	0	0.00	233,692	181,308

4/1/17 to 4/30/17	25,067	23.65	258,759	156,241
5/1/17 to 5/31/17	2,989	24.20	261,748	153,252
6/1/17 to 6/30/17	318	22.96	262,066	152,934
Total - 2nd Quarter	28,374	23.70	262,066	152,934

7/1/17 to 7/31/17	1,728	24.02	263,794	151,206
8/1/17 to 8/31/17	0	0.00	263,794	151,206
9/1/17 to 9/30/17	0	0.00	263,794	151,206
Total - 3rd Quarter	1,728	24.02	263,794	151,206

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

Item 6. Exhibits

Exhibit 3.1.1	Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed May 10, 2006

Exhibit 3.1.2	Articles of Amendment to the Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, Filed December 23, 2008.

Exhibit 3.1.3	Articles of Amendment to the Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.4 to the Company’s form S-1, filed June 22, 2009.

Exhibit 3.1.4	Articles of Amendment to the Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed July 20, 2009.

Exhibit 3.1.5	Articles of Amendment to the Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed December 3, 2009.

Exhibit 3.1.6	Articles of Amendment to the Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K/A, filed July 14, 2010.

Exhibit 3.1.7	Articles of Amendment to the Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed June 25, 2010.

Exhibit 3.1.8	Articles of Amendment to the Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed June 1, 2011

Exhibit 3.1.9	Articles of Amendment to the Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed December 13, 2013

Exhibit 3.2	Amended and Restated By-laws of the Company incorporated herein by reference from Exhibit 3.2 to the Company’s Form 8-K, filed December 21, 2007.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

80

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 8, 2017	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

November 8, 2017	/s/ Charles M. Shaffer
CHARLES M. SHAFFER
Executive Vice President & Chief Financial Officer

