Form 10-Q
period 2018-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2018-05-08
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large Accelerated	Accelerated	Non-Accelerated	Small Reporting
Filer ☒	Filer ☐	Filer ☐	Company ☐

Emerging Growth
Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Common Stock, $0.10 Par Value – 46,983,165 shares as of March 31, 2018

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	March 31,	December 31,
	2018	2017
	(In thousands, except share data)
ASSETS
Cash and due from banks	$129,065	$104,039
Interest bearing deposits with other banks	6,794	5,465
Total cash and cash equivalents	135,859	109,504

Time deposits with other banks	12,553	12,553

Debt securities:
Available for sale (at fair value)	982,958	949,460
Held to maturity (fair value: $391,867 at March 31, 2018 and $414,470 at December 31, 2017)	400,647	416,863
Total debt securities	1,383,605	1,366,323

Loans held for sale (at fair value)	20,887	24,306

Loans	3,897,125	3,817,377
Less: Allowance for loan losses	(28,118)	(27,122)
Loans, net of allowance for loan losses	3,869,007	3,790,255

Bank premises and equipment, net	64,577	66,883
Other real estate owned	10,288	7,640
Goodwill	148,555	147,578
Other intangible assets, net	18,246	19,099
Bank owned life insurance	120,654	123,981
Net deferred tax assets	24,427	25,417
Other assets	94,443	116,590
TOTAL ASSETS	$5,903,101	$5,810,129

LIABILITIES
Deposits	$4,719,543	$4,592,720
Securities sold under agreements to repurchase	173,249	216,094
Federal Home Loan Bank (FHLB) borrowings	208,000	211,000
Subordinated debt	70,591	70,521
Other liabilities	29,857	30,130
TOTAL LIABILITIES	5,201,240	5,120,465

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized 60,000,000 shares, issued 46,994,545 and outstanding 46,983,165 shares at March 31, 2018 and issued 47,032,259 and outstanding 46,917,735 shares at December 31, 2017	4,698	4,693
Other shareholders' equity	697,163	684,971
TOTAL SHAREHOLDERS' EQUITY	701,861	689,664
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,903,101	$5,810,129

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share data)

Interest and fees on loans	$45,257	$31,891
Interest and dividends on securities	9,604	8,374
Interest on interest bearing deposits and other investments	616	510
TOTAL INTEREST INCOME	55,477	40,775

Interest on deposits	1,538	624
Interest on time certificates	2,179	566
Interest on borrowed money	1,998	1,420
TOTAL INTEREST EXPENSE	5,715	2,610

NET INTEREST INCOME	49,762	38,165

Provision for loan losses	1,085	1,304

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	48,677	36,861

Noninterest income
Other income	12,398	9,905
Securities losses, net	(102)	0
TOTAL NONINTEREST INCOME (Note H)	12,296	9,905

TOTAL NONINTEREST EXPENSES (Note H)	37,164	34,746

INCOME BEFORE INCOME TAXES	23,809	12,020

Provision for income taxes	5,782	4,094
NET INCOME	$18,027	$7,926

SHARE DATA
Net income diluted	$0.38	$0.20
Net income basic	0.38	0.20
Cash dividends declared	0.00	0.00
Average shares outstanding - diluted	47,688,388	39,498,835
Average shares outstanding - basic	46,951,829	38,839,284

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
NET INCOME	$18,027	$7,926
Other comprehensive income (loss):
Unrealized (losses) gains on securities available for sale	(11,023)	3,175
Amortization of unrealized losses on securities transferred to held to maturity, net	116	122
Income tax effect on other comprehensive income	2,898	(1,268)
Total other comprehensive (loss) income	(8,009)	2,029
COMPREHENSIVE INCOME	$10,018	$9,955

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,027	$7,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,568	1,341
Amortization of premiums and discounts on securities, net	742	1,056
Other amortization and accretion, net	(406)	268
Stock based compensation	1,454	1,315
Origination of loans designated for sale	(78,156)	(47,149)
Sale of loans designated for sale	83,459	46,603
Provision for loan losses	1,085	1,304
Deferred income taxes	4,707	3,860
Gains on sale of loans	(1,884)	(815)
Losses (gains) on sale and write-downs of other real estate owned	1	(346)
Losses on disposition of fixed assets	(4)	429
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease in other assets	23,567	324
Net (decrease) increase in other liabilities	(273)	647
Net cash provided by operating activities	53,887	16,763

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities and repayments of debt securities available for sale	27,296	54,783
Maturities and repayments of debt securities held to maturity	16,085	25,171
Purchases of debt securities available for sale	(72,311)	(11,116)
Purchases of debt securities held to maturity	0	(31,963)
Net new loans and principal repayments	(84,063)	(94,262)
Proceeds from the sale of other real estate owned	3,300	2,417
Proceeds from sale of FHLB and Federal Reserve Bank Stock	10,540	9,053
Purchase of FHLB and Federal Reserve Stock	(13,027)	(4,935)
Purchase of VISA Class B stock	0	(6,180)
Redemption of bank owned life insurance	4,232	0
Additions to bank premises and equipment	(1,288)	(1,697)
Net cash used in investing activities	(109,236)	(58,729)

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$126,823	$155,423
Net decrease in federal funds purchased and repurchase agreements	(42,845)	(21,095)
Net decrease in FHLB borrowings	(3,000)	(113,000)
Issuance of common stock, net of related expense	0	55,660
Stock based employee benefit plans	726	171
Dividends paid	0	0
Net cash provided by financing activities	81,704	77,159
Net increase in cash and cash equivalents	26,355	35,193
Cash and cash equivalents at beginning of period	109,504	109,644
Cash and cash equivalents at end of period	$135,859	$144,837

Supplemental disclosure of non cash investing activities:
Transfers from loans to other real estate owned	3,919	0
Transfers from bank premises to other real estate owned	2,030	0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Seacoast Banking Corporation of Florida and Subsidiaries

Note A – Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Adoption of new accounting pronouncements

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” and all the related amendments (collectively, “ASC 606”) using the modified retrospective approach applied to all contracts in place at that date. Adoption had no material impact on the Company’s consolidated financial statements including no change to the amount or timing of revenue recognized for contracts within the scope of the new standard. Activity in the scope of the new standard includes:

•	Service Charges on Deposits: Seacoast Bank offers a variety of deposit-related services to its retail, commercial, and trust customers through several delivery channels including branch offices, ATMs, telephone, mobile, and internet banking. Transaction-based fees are recognized when services, each of which represents a performance obligation, are satisfied. Service fees may be assessed monthly, quarterly, or annually; however, the account agreements to which these fees relate can be cancelled at any time by Seacoast and/or the customer. Therefore, the contract term is considered a single day (a day-to-day contract).

•

Trust Fees: The Company earns trust fees from fiduciary services to trust customers which include custody of assets, recordkeeping, collection and distribution of funds. Fees are earned over time and accrued monthly as the Company provides services, and are generally assessed based on the market value of the trust assets under management at a particular date or over a particular period.

•

Brokerage Commissions and Fees: The Company earns commissions and fees from investment brokerage services provided to its customers through an arrangement with a third-party service provider. Commissions received from the third-party service provider are recorded monthly and are based upon customer activity. Fees are earned over time and accrued monthly as services are provided. The Company acts as an agent in this arrangement and therefore presents the brokerage commissions and fees net of related costs.

•	Interchange Income: Fees earned on card transactions depend upon the volume of activity, as well as the fees permitted by the payment network. Such fees are recognized by the Company upon fulfilling its performance obligation to approve the card transaction.

On January 1, 2018, we adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Upon adoption, we reclassified $0.1 million of accumulated unrealized loss pertaining to an equity investment previously classified as available for sale from Accumulated Other Comprehensive Income to Retained Earnings.

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

Note B – Recently Issued Accounting Standards, Not adopted as of January 1, 2018

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

Note C – Earnings per Share

For the three month periods ended March 31, 2018 and 2017, options to purchase 274,000 shares and 84,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share data)
Basic earnings per share
Net income	$18,027	$7,926
Average common stock outstanding	46,951,829	38,839,284
Net income per share	$0.38	$0.20

Diluted earnings per share
Net income	$18,027	$7,926
Average common stock outstanding	46,951,829	38,839,284
Add: Dilutive effect of employee restricted stock and stock options	736,559	659,551
Average diluted stock outstanding	47,688,388	39,498,835
Net income per share	$0.38	$0.20

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

Note D – Securities

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities and obligations of U.S. Government Entities	$8,697	$214	$(14)	$8,897
Mortgage-backed securities of U.S. Government Sponsored Entities	328,521	225	(8,861)	319,885
Collateralized mortgage obligations of U.S. Government Sponsored Entities	281,335	70	(8,127)	273,278
Commercial mortgage backed securities of U.S. Government Sponsored Entities	16,183	8	(150)	16,041
Private mortgage backed securities	18,070	379	0	18,449
Private collateralized mortgage obligations	44,374	608	(266)	44,716
Collateralized loan obligations	256,058	731	(3)	256,786
Obligations of state and political subdivisions	45,003	384	(481)	44,906
Totals	$998,241	$2,619	$(17,902)	$982,958

Debt securities held to maturity
Mortgage-backed securities of U.S. Government Sponsored Entities	$168,462	$0	$(3,524)	$164,938
Collateralized mortgage obligations of U.S. Government Sponsored Entities	174,080	0	(5,841)	168,239
Commercial mortgage backed securities of U.S. Government Sponsored Entities	17,487	412	0	17,899
Collateralized loan obligations	35,600	211	0	35,811
Private collateralized mortgage obligations	5,018	9	(47)	4,980
Totals	$400,647	$632	$(9,412)	$391,867

	December 31, 2017
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities and obligations of U.S. Government Entities	$9,475	$274	$(5)	$9,744
Mortgage-backed securities of U.S. Government Sponsored Entities	318,771	891	(3,306)	316,356
Collateralized mortgage obligations of U.S. Government Sponsored Entities	235,466	272	(4,694)	231,044
Commercial mortgage backed securities of U.S. Government Sponsored Entities	16,210	165	(34)	16,341
Private mortgage backed securities	18,056	384	0	18,440
Private collateralized mortgage obligations	47,045	605	(285)	47,365
Collateralized loan obligations	263,579	798	(68)	264,309
Obligations of state and political subdivisions	45,118	813	(70)	45,861
Totals	$953,720	$4,202	$(8,462)	$949,460

Debt securities held to maturity
Mortgage-backed securities of U.S. Government Sponsored Entities	$172,261	$746	$(1,392)	$171,615
Collateralized mortgage obligations of U.S. Government Sponsored Entities	181,280	56	(2,767)	178,569
Commercial mortgage backed securities of U.S. Government Sponsored Entities	17,462	705	0	18,167
Collateralized loan obligations	40,523	303	0	40,826
Private collateralized mortgage obligations	5,337	9	(53)	5,293
Totals	$416,863	$1,819	$(4,212)	$414,470

There were no sales of securities during the three month periods ended March 31, 2018 and March 31, 2017, respectively. Included in “Securities losses, net” for the three month period ended March 31, 2018, is a $0.1 million decline in the value of an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities.

At March 31, 2018, debt securities with a fair value of $178.8 million were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits, and debt securities with a fair value of $173.2 million were pledged as collateral for repurchase agreements.

The amortized cost and fair value of debt securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due in less than one year	$0	$0	$7,635	$7,849
Due after one year through five years	3,600	3,602	34,651	34,673
Due after five years through ten years	32,000	32,209	254,328	255,151
Due after ten years	0	0	13,144	12,916
	35,600	35,811	309,758	310,589
Mortgage-backed securities of U.S. Government Sponsored Entities	168,462	164,938	328,521	319,885
Collateralized mortgage obligations of U.S. Government Sponsored Entities	174,080	168,239	281,335	273,278
Commercial mortgage backed securities of U.S. Government Sponsored Entities	17,487	17,899	16,183	16,041
Private mortgage-backed securities	0	0	18,070	18,449
Private collateralized mortgage obligations	5,018	4,980	44,374	44,716
	$400,647	$391,867	$998,241	$982,958

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of debt securities with unrealized losses and the period of time for which these losses were outstanding at March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Entities	$895	$(14)	$0	$0	$895	$(14)
Mortgage-backed securities of U.S. Government Sponsored Entities	257,394	(4,629)	214,042	(7,756)	471,436	(12,385)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	242,193	(5,403)	188,936	(8,565)	431,129	(13,968)
Commercial mortgage backed securities of U.S. Government Sponsored Entities	7,925	(78)	3,032	(72)	10,957	(150)
Private collateralized mortgage obligations	762	(1)	19,586	(312)	20,348	(313)
Collateralized loan obligations	12,747	(3)	0	0	12,747	(3)
Obligations of state and political subdivisions	18,722	(227)	12,488	(254)	31,210	(481)
Total temporarily impaired securities	$540,638	$(10,355)	$438,084	$(16,959)	$978,722	$(27,314)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Entities	$1,107	$(5)	$0	$0	$1,107	$(5)
Mortgage-backed securities of U.S. Government Sponsored Entities	123,195	(515)	213,590	(4,183)	336,785	(4,698)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	176,452	(1,507)	199,086	(5,954)	375,538	(7,461)
Commercial mortgage backed securities of U.S. Government Sponsored Entities	5,076	(25)	1,049	(9)	6,125	(34)
Private collateralized mortgage obligations	0	0	20,744	(338)	20,744	(338)
Collateralized loan obligations	14,933	(68)	0	0	14,933	(68)
Obligations of state and political subdivisions	5,414	(14)	5,864	(56)	11,278	(70)
Total temporarily impaired securities	$326,177	$(2,134)	$440,333	$(10,540)	$766,510	$(12,674)

The two tables above include debt securities held to maturity that were transferred from available for sale into held to maturity during 2014. Those securities had unrealized losses of $3.0 million at the date of transfer, and at March 31, 2018, the unamortized balance was $1.1 million. The fair value of those securities in an unrealized loss position for less than twelve months at March 31, 2018 and December 31, 2017 was $63.3 million and $22.9 million, respectively, with unrealized losses of $0.8 million and $0.2 million, respectively. The fair value of those securities in an unrealized loss position for 12 months or more at March 31, 2018 and December 31, 2017 is $14.1 million and $15.3 million, respectively, with unrealized losses of $0.6 million and $0.4 million, respectively.

At March 31, 2018, the Company had $26.5 million of unrealized losses on mortgage backed securities of government sponsored entities having a fair value of $913.5 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these debt securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on our assessment of these mitigating factors, management believes that the unrealized losses on these holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2018, $0.3 million of the unrealized losses pertained to private label debt securities secured by seasoned residential collateral with a fair value was $20.3 million. Management attributes the loss to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, and improving subordination. Based on its assessment of these factors and bi-annual stress testing, management believes that the unrealized losses on these holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2018, obligations of state and political subdivisions with a fair value of $31.2 million had unrealized losses of $0.5 million. Management believes that unrealized losses on these obligations are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of March 31, 2018, the Company does not intend to sell debt securities that are in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at March 31, 2018.

Included in other assets is $35.0 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At March 31, 2018, the Company had not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these investments. Also included in other assets is a $6.2 million investment in a mutual fund carried at fair value.

The Company holds 11,330 shares of Visa Class B stock, which following resolution of pending litigation will be converted to Visa Class A shares (the conversion rate was 1.6483 shares of Class A stock for each share of Class B stock) for a total of 18,675 shares of Visa Class A stock. Our ownership of these shares is related to prior ownership in Visa’s network while Visa operated as a cooperative. This ownership is recorded on our financial records at zero basis.

Note E – Loans

Information pertaining to portfolio loans, purchased credit impaired (“PCI”) loans, and purchased unimpaired loans (“PUL”) loans is as follows:

	March 31, 2018
	Portfolio Loans	PCI Loans	PULs	Total
	(In thousands)
Construction and land development	$253,416	$1,150	$119,678	$374,244
Commercial real estate	1,197,152	9,855	438,232	1,645,239
Residential real estate	888,534	1,869	174,749	1,065,152
Commercial and financial	536,321	819	79,562	616,702
Consumer	188,195	0	7,593	195,788
NET LOAN BALANCES [1]	$3,063,618	$13,693	$819,814	$3,897,125

	December 31, 2017
	Portfolio Loans	PCI Loans	PULs	Total
	(In thousands)
Construction and land development	$215,315	$1,121	$126,689	$343,125
Commercial real estate	1,170,618	9,776	459,598	1,639,992
Residential real estate	845,420	5,626	187,764	1,038,810
Commercial and financial	512,430	894	92,690	606,014
Consumer	178,826	0	10,610	189,436
NET LOAN BALANCES [1]	$2,922,609	$17,417	$877,351	$3,817,377

(1) Net loan balances as of March 31, 2018 and December 31, 2017 include deferred costs of $13.9 million and $12.9 million for each period, respectively.

The following tables present the contractual delinquency of the recorded investment by class of loans as of:

	March 31, 2018
				Accruing
		Accruing	Accruing	Greater		Total
		30-59 Days	60-89 Days	Than		Financing
	Current	Past Due	Past Due	90 Days	Nonaccrual	Receivables
	(In thousands)
Portfolio Loans
Construction and land development	$253,189	$0	$0	$0	$227	$253,416
Commercial real estate	1,194,839	1,296	0	0	1,017	1,197,152
Residential real estate	877,943	1,179	82	0	9,330	888,534
Commerical and financial	530,801	3,149	173	229	1,969	536,321
Consumer	187,818	218	74	0	85	188,195
Total	3,044,590	5,842	329	229	12,628	3,063,618

Purchased Unimpaired Loans
Construction and land development	119,539	139	0	0	0	119,678
Commercial real estate	436,589	609	326	0	708	438,232
Residential real estate	170,128	527	0	0	4,094	174,749
Commerical and financial	79,400	2	0	0	160	79,562
Consumer	7,588	0	5	0	0	7,593
Total	813,244	1,277	331	0	4,962	819,814

Purchased Credit Impaired Loans
Construction and land development	1,150	0	0	0	0	1,150
Commercial real estate	9,427	0	0	0	428	9,855
Residential real estate	548	0	0	0	1,321	1,869
Commerical and financial	819	0	0	0	0	819
Consumer	0	0	0	0	0	0
Total	11,944	0	0	0	1,749	13,693

Total Loans	$3,869,778	$7,119	$660	$229	$19,339	$3,897,125

	December 31, 2017
				Accruing
		Accruing	Accruing	Greater		Total
		30-59 Days	60-89 Days	Than		Financing
	Current	Past Due	Past Due	90 Days	Nonaccrual	Receivables
	(In thousands)
Portfolio Loans
Construction and land development	$215,077	$0	$0	$0	$238	$215,315
Commercial real estate	1,165,738	2,605	585	0	1,690	1,170,618
Residential real estate	836,117	812	75	0	8,416	845,420
Commerical and financial	507,501	2,776	26	0	2,127	512,430
Consumer	178,676	52	0	0	98	178,826
Total	2,903,109	6,245	686	0	12,569	2,922,609

Purchased Unimpaired Loans
Construction and land development	126,655	34	0	0	0	126,689
Commercial real estate	457,899	979	0	0	720	459,598
Residential real estate	186,549	128	87	0	1,000	187,764
Commerical and financial	92,315	54	0	0	321	92,690
Consumer	10,610	0	0	0	0	10,610
Total	874,028	1,195	87	0	2,041	877,351

Purchased Credit Impaired Loans
Construction and land development	1,121	0	0	0	0	1,121
Commercial real estate	9,352	0	0	0	424	9,776
Residential real estate	544	642	0	0	4,440	5,626
Commerical and financial	844	0	0	0	50	894
Consumer	0	0	0	0	0	0
Total	11,861	642	0	0	4,914	17,417

Total Loans	$3,788,998	$8,082	$773	$0	$19,524	$3,817,377

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

Loans that are not problem or potential problem loans are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2018 and December 31, 2017:

	March 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
Construction and land development	$363,778	$8,471	$1,995	$0	$374,244
Commercial real estate	1,596,893	29,421	18,925	0	1,645,239
Residential real estate	1,036,786	2,456	25,910	0	1,065,152
Commerical and financial	608,025	3,056	4,067	1,554	616,702
Consumer	193,867	1,333	588	0	195,788
Total	$3,799,349	$44,737	$51,485	$1,554	$3,897,125

	December 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
Construction and land development	$328,127	$10,414	$4,584	$0	$343,125
Commercial real estate	1,586,932	29,273	23,787	0	1,639,992
Residential real estate	1,023,925	4,621	10,203	61	1,038,810
Commerical and financial	593,689	3,237	8,838	250	606,014
Consumer	189,354	0	82	0	189,436
Total	$3,722,027	$47,545	$47,494	$311	$3,817,377

PCI Loans

PCI loans are accounted for pursuant to ASC Topic 310-30. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan in situations where there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the non-accretable difference.

The table below summarizes the changes in accretable yield on PCI loans for the periods ended:

	March 31,
(In thousands)	2018	2017
Beginning balance	$3,699	$3,807
Additions	0	0
Deletions	(43)	0
Accretion	(443)	(365)
Reclassification from non-accretable difference	339	68
Ending balance	$3,552	$3,510

Troubled Debt Restructured Loans

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

The following table presents loans that were modified during the three months ended:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
	Contracts	Investment	Investment	Recorded	Recorded
	(In thousands)
March 31, 2018
Total loans	0	$0	$0	$0	$0

March 31, 2017
Construction and land development	1	$52	$46	$0	$6
Total loans	1	$52	$46	$0	$6

During the three months end March 31, 2018 and March 31, 2017, there were no payment defaults on loans that had been modified to a TDR within the previous twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

Impaired Loans

Loans are considered impaired if they are 90 days or more past due, in nonaccrual status, or are TDRs. As of March 31, 2018 and December 31, 2017, the Company’s recorded investment in impaired loans, excluding PCI loans, and related valuation allowance was as follows:

	March 31, 2018
		Unpaid	Related
	Recorded	Principal	Valuation
	Investment	Balance	Allowance
	(In thousands)
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$213	$497	$0
Commercial real estate	2,777	4,196	0
Residential real estate	14,156	19,042	0
Commercial and financial	166	177	0
Consumer	93	134	0
Impaired Loans with an Allowance Recorded:
Construction and land development	238	251	26
Commercial real estate	4,749	4,749	178
Residential real estate	7,744	7,932	1,094
Commercial and financial	2,197	878	1,406
Consumer	275	279	41
Total Impaired Loans
Construction and land development	451	748	26
Commercial real estate	7,526	8,945	178
Residential real estate	21,900	26,974	1,094
Commercial and financial	2,363	1,055	1,406
Consumer	368	413	41
Total	$32,608	$38,135	$2,745

	December 31, 2017
		Unpaid	Related
	Recorded	Principal	Valuation
	Investment	Balance	Allowance
	(In thousands)
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$223	$510	$0
Commercial real estate	3,475	4,873	0
Residential real estate	10,272	15,063	0
Commercial and financial	19	29	0
Consumer	105	180	0
Impaired Loans with an Allowance Recorded:
Construction and land development	251	264	23
Commercial real estate	4,780	4,780	195
Residential real estate	8,448	8,651	1,091
Commercial and financial	2,436	883	1,050
Consumer	282	286	43
Total Impaired Loans
Construction and land development	474	774	23
Commercial real estate	8,255	9,653	195
Residential real estate	18,720	23,714	1,091
Commercial and financial	2,455	912	1,050
Consumer	387	466	43
Total	$30,291	$35,519	$2,402

Impaired loans also include TDRs where concessions have been granted to borrowers who have experienced financial difficulty. At March 31, 2018 and at December 31, 2017, accruing TDRs totaled $14.8 million and $15.6 million, respectively.

Average impaired loans for the three months ended March 31, 2018 and 2017 were $31.1 million and $30.4 million, respectively. The impaired loans were measured for impairment based on the value of underlying collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. The valuation allowance is included in the allowance for loan losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions in principal. For the three month periods ended March 31, 2018, and 2017, the Company recorded $0.4 million, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $88,000 and $61,000, respectively, was included in interest income for the three months ended March 31, 2018 and 2017, and represents the change in present value attributable to the passage of time.

Note F – Allowance for Loan Losses

Activity in the allowance for loan losses for the three-month period ended March 31, 2018 and 2017 is summarized as follows:

	March 31, 2018
		Provision			TDR
	Beginning	for Loan	Charge-		Allowance	Ending
	Balance	Losses	Offs	Recoveries	Adjustments	Balance
	(In thousands)
Construction & land development	$1,642	$411	$0	$5	$0	$2,058
Commercial real estate	9,285	(575)	0	147	(15)	8,842
Residential real estate	7,131	788	0	200	(72)	8,047
Commercial and financial	7,297	270	(198)	24	0	7,393
Consumer	1,767	191	(307)	128	(1)	1,778
Totals	$27,122	$1,085	$(505)	$504	$(88)	$28,118

	March 31, 2017
		Provision			TDR
	Beginning	for Loan	Charge-		Allowance	Ending
	Balance	Losses	Offs	Recoveries	Adjustments	Balance
	(In thousands)
Construction & land development	$1,219	$66	$0	$69	$(2)	$1,352
Commercial real estate	9,273	495	0	107	(14)	9,861
Residential real estate	7,483	(393)	(122)	128	(32)	7,064
Commercial and financial	3,636	1,073	(121)	47	0	4,635
Consumer	1,789	63	(259)	58	(1)	1,650
Totals	$23,400	$1,304	$(502)	$409	$(49)	$24,562

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio, excluding PCI loans, and related allowance at March 31, 2018 and December 31, 2017 is shown in the following tables:

	March 31, 2018
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Recorded	Associated	Recorded	Associated	Recorded	Associated
	Investment	Allowance	Investment	Allowance	Investment	Allowance
	(In thousands)
Construction & land development	$451	$26	$372,643	$2,032	$373,094	$2,058
Commercial real estate	7,526	178	1,627,858	8,664	1,635,384	8,842
Residential real estate	21,900	1,094	1,041,383	6,953	1,063,283	8,047
Commercial and financial	2,363	1,406	613,520	5,987	615,883	7,393
Consumer	368	41	195,420	1,737	195,788	1,778
Totals	$32,608	$2,745	$3,850,824	$25,373	$3,883,432	$28,118

	At December 31, 2017
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Recorded	Associated	Recorded	Associated	Recorded	Associated
	Investment	Allowance	Investment	Allowance	Investment	Allowance
	(In thousands)
Construction & land development	$474	$23	$341,530	$1,619	$342,004	$1,642
Commercial real estate	8,255	195	1,621,960	9,090	1,630,215	9,285
Residential real estate	18,720	1,091	1,014,465	6,040	1,033,185	7,131
Commercial and financial	2,455	1,050	602,666	6,247	605,121	7,297
Consumer	387	43	189,049	1,724	189,436	1,767
Totals	$30,291	$2,402	$3,769,670	$24,720	$3,799,961	$27,122

Loans collectively evaluated for impairment reported at March 31, 2018 included acquired loans that are not PCI loans. At March 31, 2018, the remaining fair value adjustments for loans acquired was approximately $17.4 million, or approximately 2.1% of the outstanding aggregate PUL balances. At December 31, 2017, the remaining fair value adjustments for loans acquired was approximately $19.4 million, or 2.2% of the outstanding aggregate PUL balances. These amounts represent the fair value discount of each PUL and are accreted into interest income over the remaining lives of the related loans on a level yield basis.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	PCI Loans Individually Evaluated for Impairment
	Recorded	Associated	Recorded	Associated
(Dollars in thousands)	Investment	Allowance	Investment	Allowance
Construction & land development	$1,150	$0	$1,121	$0
Commercial real estate	9,855	0	9,776	0
Residential real estate	1,869	0	5,626	0
Commercial and financial	819	0	894	0
Consumer	0	0	0	0
	$13,693	$0	$17,417	$0

Note G – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. Company securities sold under agreements to repurchase and securities pledged were as follows by collateral type and maturity as of:

	March 31,	December 31,
	2018	2017
	(In thousands)
Fair-Value of Pledged Securities - overnight and continuous
Mortgage backed securities and collateralized mortgage
obligations of U.S. Government Sponsored Entities	$173,249	$216,094

Note H – Noninterest Income and Expense

Detail of noninterest income and expenses follows:

	March 31,
	2018	2017
	(In thousands)
Noninterest income
Service charges on deposit accounts	$2,672	$2,422
Trust fees	1,021	880
Mortgage banking fees	1,402	1,552
Brokerage commissions and fees	359	377
Marine finance fees	573	134
Interchange income	2,942	2,494
BOLI income	1,056	733
Other income	2,373	1,313
	12,398	9,905
Securities losses, net	(102)	0
TOTAL	$12,296	$9,905

Noninterest expense
Salaries and wages	$15,381	$15,369
Employee benefits	3,081	3,068
Outsourced data processing costs	3,679	3,269
Telephone/data lines	612	532
Occupancy	3,117	3,157
Furniture and equipment	1,457	1,391
Marketing	1,252	922
Legal and professional fees	1,973	2,132
FDIC assessments	598	570
Amortization of intangibles	989	719
Net losses (gains) and disposition expense on other real estate owned	192	(293)
Other	4,833	3,910
TOTAL	$37,164	$34,746

Note I – Equity Capital

The Company is well capitalized and at March 31, 2018, the Company and the Company’s principal banking subsidiary, Seacoast National Bank, or “Seacoast Bank”, met the common equity Tier 1 capital ratio (CET1) regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

Note J – Contingencies

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

Note K – Fair Value

Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2018 and December 31, 2017 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2018:
Available for sale debt securities (1)	$982,958	$100	$982,858	$0
Loans held for sale (2)	20,887	0	20,887	0
Loans (3)	7,139	0	6,607	532
Other real estate owned (4)	10,288	0	3,826	6,462
Equity securities (5)	6,242	6,242	0	0

December 31, 2017:
Available for sale debt securities (1)(5)	$949,460	$100	$949,360	$0
Loans held for sale (2)	24,306	0	24,306	0
Loans (3)	4,192	0	3,454	738
Other real estate owned (4)	7,640	0	60	7,580
Equity securities (5)	6,344	6,344	0	0

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

(5) Prior to adoption of ASU 2016-01 on January 1, 2018, an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities was classified as an available for sale security. Beginning in 2018, this security is reported at fair value in Other Assets. Fair value is determined based on market quotations.

Loans held for sale: Fair values are based upon estimated values received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of March 31, 2018 and December 31, 2017. The aggregate fair value and contractual balance of loans for sale as of March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Aggregate fair value	$20,887	$24,306
Contractual balance	20,303	23,627
Excess	584	679

Loans: Level 2 loans consist of impaired real estate loans which are collateral dependent is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. Level 3 loans consist commercial and commercial real estate impaired loans. For these loans evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At March 31, 2018, the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.6%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $7.1 million with a specific reserve of $2.7 million at March 31, 2018, compared to $4.2 million with a specific reserve of $2.4 million at December 31, 2017.

Other real estate owned: When appraisals are used to determine fair value and the appraisals are based on a market approach, the fair value of other real estate owned (“OREO”) is classified as a level 2 input. When the fair value of OREO is based on appraisals which require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows, the fair value of OREO is classified as Level 3.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarter-end valuation process. There were no such transfers during the three months ended March 31, 2018 and 2017.

For loans classified as level 3, reductions totaled $0.2 million for the first three months of 2018, primarily a transfer to OREO and lesser amounts for principal payments.

For OREO classified as level 3 during the first three months of 2018, no foreclosed loans were added, migrated branches taken out of service added $2.0 million and reductions consisting of sales totaled $3.1 million.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of March 31, 2018 and December 31, 2017 is as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	( In thousands)
March 31, 2018:
Financial Assets
Debt securities held to maturity (1)	$400,647	$0	$391,867	$0
Time deposits with other banks	12,553	0	0	12,475
Loans, net	3,861,868	0	0	3,852,712
Financial Liabilities
Deposit liabilities	4,719,543	0	0	4,713,262
Subordinated debt	70,591	0	61,591	0

December 31, 2017:
Financial Assets
Debt securities held to maturity (1)	$416,863	$0	$414,472	0
Time deposits with other banks	12,553	0	0	12,493
Loans, net	3,786,063	0	0	3,760,754
Financial Liabilities
Deposit liabilities	4,592,720	0	0	4,588,515
Subordinated debt	70,521	0	61,530	0

(1) See Note D for further detail of recurring fair value basis of individual investment categories.

The short maturity of Seacoast’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest bearing deposits with other banks, federal funds purchased, debt securities sold under agreements to repurchase, maturing within 30 days, and FHLB borrowings.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2018 and December 31, 2017:

Debt securities: U.S. Treasury debt securities are reported at fair value utilizing Level 1 inputs. Other debt securities are reported at fair value utilizing Level 2 inputs. The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available.

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

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial or mortgage. Each loan category is further segmented into fixed and adjustable rate interest terms as well as performing and nonperforming categories. The fair value of loans is calculated by discounting scheduled cash flows through the estimated life including prepayment considerations, using estimated market discount rates that reflect the risks inherent in the loan. Prior to adoption of ASU 2016-01 on January 1, 2018, the estimated fair value of the loan portfolio utilized an “entrance price” approach. As of March 31, 2018, the fair value approach considers market-driven variables including credit related factors and reflects an “exit price” as defined in ASC 820.

Deposit Liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.

Note L – Business Combinations

Acquisition of GulfShore Bancshares, Inc.

On April 7, 2017, the Company completed its acquisition of GulfShore Bancshares Inc., the parent company of GulfShore Bank. Simultaneously, upon completion of the merger, GulfShore’s wholly owned subsidiary bank, GulfShore Bank (“GulfShore”), was merged with and into Seacoast Bank. GulfShore, headquartered in Tampa, Florida, operated 3 branches in Tampa and St. Petersburg, all of which have been retained as Seacoast locations. This acquisition added $358 million in total assets, $251 million in loans and $285 million in deposits to Seacoast.

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

		Measurement
	Initially Reported	Period	As Adjusted
	April 7, 2017	Adjustments	April 7, 2017
		(In thousands)
Assets:
Cash	$55,540	$0	$55,540
Investment securities	316	0	316
Loans, net	250,876	0	250,876
Fixed assets	1,307	0	1,307
Other real estate owned	13	0	13
Core deposit intangibles	3,927	0	3,927
Goodwill	37,098	0	37,098
Other assets	8,572	0	8,572
	$357,649	$0	$357,649

Liabilities:
Deposits	$285,350	$0	$285,350
Other liabilities	1,382	0	1,382
	$286,732	$0	$286,732

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

No loans acquired were specifically identified with credit deficiency factors, pursuant to ASC Topic 310-30. The factors we considered to identify loans as PCI loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as TDR, graded “special mention” or “substandard.”

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

Acquisition of NorthStar Banking Corporation

On October 20, 2017, the Company completed its acquisition of NorthStar Banking Corporation (“NSBC”). Simultaneously, upon completion of the merger, NSBC’s wholly owned subsidiary bank, NorthStar Bank (“NorthStar”), was merged with and into Seacoast Bank. NorthStar, headquartered in Tampa, Florida, operated three branches in Tampa, of which all have been retained as Seacoast locations. This acquisition added $216 million in total assets, $137 million in loans and $182 million in deposits to Seacoast.

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

The acquisition was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $12.3 million for this acquisition that is nondeductible for tax purposes. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values are known. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.

		Measurement
	Initially Reported	Period	As Adjusted
	October 20 2017	Adjustments	October 20, 2017
		(In thousands)
Assets:
Cash	$5,485	$0	$5,485
Investment securities	56,123	0	56,123
Loans, net	136,832	0	136,832
Fixed assets	2,637	0	2,637
Core deposit intangibles	1,275	0	1,275
Goodwill	12,404	(99)	12,305
Other assets	1,522	99	1,621
	$216,278	$0	$216,278

Liabilities:
Deposits	$182,443	$0	$182,443
Other liabilities	980	0	980
	$183,423	$0	$183,423

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

For the loans acquired we first segregated all acquired loans with specifically identified credit deficiency factors. The factors we considered to identify loans as PCI loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as TDR, graded “special mention” or “substandard.” These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of October 20, 2017 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(In thousands)	October 20, 2017

Contractually required principal and interest	$5,596
Non-accretable difference	(689)
Cash flows expected to be collected	4,907
Accretable yield	(614)
Total purchased credit-impaired loan acquired	$4,293

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

Acquisition of Palm Beach Community Bank

On November 3, 2017, the Company completed its acquisition of Palm Beach Community Bank (“PBCB”). PBCB was merged with and into Seacoast Bank. This acquisition added $357 million in total assets, $270 million in loans and $269 million in deposits to Seacoast. PBCB, headquartered in West Palm Beach, Florida, operated four branches in West Palm Beach, two of which were consolidated with Seacoast locations in February 2018.

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

The acquisition was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $34.8 million for this acquisition that is nondeductible for tax purposes. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values are known. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.

		Measurement
	Initially Reported	Period	As Adjusted
	November 3, 2017	Adjustments	November 3, 2017
	(In thousands)
Assets:
Cash	$9,301	$0	$9,301
Investment securities	22,098	0	22,098
Loans, net	272,090	(1,772)	270,318
Fixed assets	7,641	0	7,641
Core deposit intangibles	2,523	0	2,523
Goodwill	33,428	1,323	34,751
Other assets	9,909	449	10,358
	$356,990	$0	$356,990

Liabilities:
Deposits	$268,633	$0	$268,633
Other liabilities	16,351	0	16,351
	$284,984	$0	$284,984

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	As Adjusted
	November 3, 2017
(In thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$30,153	$30,990
Commercial real estate	134,705	132,089
Construction/development/land	69,686	67,425
Commercial loans	36,076	35,876
Consumer and other loans	179	172
Purchased Credit Impaired	4,768	3,766
Total acquired loans	$275,567	$270,318

For the loans acquired we first segregated all acquired loans with specifically identified credit deficiency factors. The factors we considered to identify loans as PCI loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as TDR, graded “special mention” or “substandard.” These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of November 3, 2017 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

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

Pro-Forma Information

Pro-forma data as of March 31, 2017 as if the acquisitions of Gulfshore, NSBC and PBCB occurred at the beginning of 2017 is as follows:

Three Months Ended March 31,
(In thousands, except per share amounts)	2017

Net interest income	$45,987
Net income	11,285
EPS - basic	0.25
EPS - diluted	0.25

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of current and future economic, business and market conditions in the United States generally or in the communities we serve;
•	changes in governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, including those associated with the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
•	changes in accounting policies, rules and practices and applications or determinations made thereunder, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “Commission” or “SEC”), and the Public Company Accounting Oversight Board (the “PCAOB”);
•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, debt securities, and interest sensitive assets and liabilities;
•	changes in borrower credit risks and payment behaviors;
•	changes in the availability and cost of credit and capital in the financial markets;
•	changes in the prices, values and sales volumes of residential and commercial real estate in the United States and in the communities we serve, which could impact write-downs of assets, our ability to liquidate non-performing assets, realized losses on the disposition of non-performing assets and increased credit losses;
•	our ability to comply with any requirements imposed on us or on our banking subsidiary, Seacoast National Bank (“Seacoast Bank”) by regulators and the potential negative consequences that may result;
•	our concentration in commercial real estate loans;
•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress test;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;
•	the impact on the valuation of our investments due to market volatility or counterparty payment risk;
•	statutory and regulatory restrictions on our ability to pay dividends to our shareholders;
•	any applicable regulatory limits on Seacoast Bank’s ability to pay dividends to us;
•	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
•	our ability to continue to identify acquisition targets and successfully acquire desirable financial institutions to sustain our growth, to expand our presence in our markets and to enter new markets;
•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;
•	increased cybersecurity risks, including potential business disruptions or financial losses; inability of our risk management framework to manage risks associated with our business such as credit risk and operational risk, including third party vendors and other service providers;
•	reduction in or the termination of our ability to use the mobile-based platform that is critical to our business growth strategy, including a failure in or breach of our operational or security systems or those of our third party service providers;
•	the effects of war or other conflicts, acts of terrorism, natural disasters or other catastrophic events that may affect general economic conditions;
•	the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, or adjustments to our preliminary estimates of the impact of the Tax Cuts and Jobs Act (the “Tax Reform Act”) on certain tax attributes including our deferred tax assets, and sales of our capital stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes; and
•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports filed with the SEC and available on its website at www.sec.gov.

All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice. We assume no obligation to update, revise or correct any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.

FIRST QUARTER 2018

Strategic Overview

Seacoast continues to execute its balance growth strategy, a combination of organic growth and accretive acquisitions.

First Quarter Strategic Highlights

Modernizing How We Sell

•	Small Business Administration (SBA) activity grew significantly from the prior year, driven by streamlined processes and a new technology partnership, resulting in $0.7 million in noninterest income in the current quarter. We expect continued growth in this segment over the remainder of the year.
•	Late last year Seacoast Wealth Management migrated its third-party brokerage platform to an industry leading provider. The shift will provide better tools, sales support, and technology.

•	In early 2016, we invested in a team of wealth management professionals in the Central Florida market. This team has contributed to originations of $120 million in new assets under management in the last twelve months, resulting in a record quarter for trust fee income.
•	In 2018 we’ll further connect our Bankers with insights to better meet customer needs. We’ll make enhancements to our proprietary Connections portal which provides our Bankers with greater access to customer service/activity timelines and opportunities to better meet customer needs and improve engagement.
•	We’re focused on continuing to improve revenue per customer. Since we began applying our proprietary methodology in mid-2015, risk adjusted revenue per customer has grown by 30%. These results were achieved by using analytics and marketing automation combined with improved sales execution to improve customer engagement. This methodology has allowed us to focus our prospecting and relationship deepening efforts on those customers with the largest economic opportunity. Our focus to date has been consumer and small business segments. Our objective in 2018 is to expand to other business units within the franchise.

Lowering Our Cost to Serve

•	We consolidated two recently-acquired banking center locations in the first quarter 2018, consistent with our strategy of reducing our footprint to provide funding for technology investments needed to meet the evolving demands of our customers.
•	We continue to invest in our Florida call center to support our growth strategy and our 24/7 customer service model. Last year, we migrated operations to the Orlando area; and in 2018, we expect to modernize our software platform to improve our self-serve options for customers and streamline manual processes for associates.

Driving Improvements in How Our Business Operates

•	In 2017, we outsourced a portion of our mortgage fulfillment and processing services to create greater scalability. This capability was demonstrated in the first quarter during which we generated near record mortgage originations while maintaining cycle times.
•	We are focused on creating more-efficient fulfillment and customer service processes, especially in Commercial Banking, by investing in equipment and software upgrades to ensure data quality and our ability to scale efficiently, and improving our analytics and reporting services, resulting in greater operating leverage.

Scaling and Evolving Our Culture

•	In February, we welcomed Amie Seymour to Seacoast as EVP, Chief Technology Officer. Amie’s focus is the continued development and execution of the Bank’s overall technology roadmap. Prior to joining Seacoast, Amie worked for Raymond James Financial as Vice President of Information Technology and Chief of Staff to the Chief Information Officer. Prior, Amie was the Chief Information Officer for a global digital consumer finance company, DFC Global, where she was instrumental in integrating various acquired companies and supporting lending businesses in eight countries. Prior to DFC Global, she served at Capital One Financial Corporation leading development of the first mobile application and was a founding member of the innovation lab.

Results of Operations

Vision 2020 Targets

We are confident in our ability to achieve our Vision 2020 targets announced at our Investor Day in February of 2017. The enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017 should have a significant positive impact on the United States economy and growth in our Florida markets. This clearly creates an opportunity for us to accelerate the achievement of our Vision 2020 objectives. As the impact of this new legislation on our operating markets materializes, we will provide further updates on our progress and updated objectives.

Vision 2020 Targets
Return on Tangible Assets	1.30%+
Return on Tangible Common Equity	16%+
Efficiency Ratio	Below 50%

Our mergers with GulfShore and NorthStar in Tampa, Florida, and PBCB in West Palm Beach, Florida, together with organic and acquisition-related revenue growth momentum and cost reductions, are expected to drive earnings improvement over the balance of 2018.

Our ongoing commitment to leverage data analytics and technology-assisted operational improvements are building efficiencies across our organization and driving better service to our customers. We believe that our success in increasing net income is the result of our success in significantly growing our businesses and balance sheet, while attaining operating efficiency. We believe our improved earnings also reflect the success we have had in identifying and integrating recent acquisitions, including GulfShore, NorthStar and PBCB (see “Note L – Business Combinations).

Earnings Overview

First quarter 2018 results

For the first quarter of 2018, Seacoast reported net income of $18.0 million or $0.38 per average common diluted share, compared to $7.9 million or $0.20 per average common diluted share in the first quarter last year. Adjusted net income1 (a non-GAAP measure) totaled $19.3 million, or $0.40 per diluted share, representing an 88% or $9.0 million increase year-over-year. Adjusted net income1 totaled $10.3 million or $0.26 per average common diluted share for the first quarter of 2017. See the reconciliation of adjusted net income to net income.

For the first quarter 2018, return on average tangible assets was 1.34%, return on average tangible shareholders’ equity was 14.4%, and the efficiency ratio was 57.8%, compared to 0.97%, 10.7% and 64.0%, respectively, in the prior quarter and 0.74%, 8.8%, and 71.1%, respectively, in the first quarter of 2017.  Adjusted return on average tangible assets1 was 1.38%, adjusted return on average tangible shareholders’ equity1 was 14.8%, and the adjusted efficiency ratio1 was 57.1%, compared to 1.23%, 13.5%, and 52.6%, respectively, in the prior quarter, and 0.90%, 10.7%, and 64.7%, respectively, in the first quarter of 2017.

Net Interest Income and Margin

Net interest income for the quarter totaled $49.8 million, increasing $1.5 million or 3% during the first quarter of 2018 compared to fourth quarter 2017’s result, and was $11.6 million or 30% higher than first quarter 2017’s result. Net interest margin was 3.80% in the first quarter 2018, compared to 3.71% for fourth quarter 2017 and 3.63% in the prior year’s first quarter. Loan growth, balance sheet mix and increases in benchmark interest rates have been the primary forces affecting net interest income and net interest margin results. Acquisitions have further accelerated these trends. Organic loan growth of $265 million or 9% since March 31, 2017, the addition of loans of $251 million from the GulfShore purchase, $137 million from NorthStar, and $270 million from PBCB, all contributed to the net interest income improvement year over year for the first quarter. Net interest income for 2018 will continue to benefit from the full year impact of acquisitions completed in 2017.

The following table details the trend for net interest income and margin results (on a tax equivalent basis), the yield on earning assets and the rate paid on interest bearing liabilities for the past five quarters:

	Net Interest	Net Interest	Yield on	Rate on Interest
(Dollars in thousands)	Income (1)	Margin (1)	Earning Assets (1)	Bearing Liabilities
First quarter 2017	$38,377	3.63%	3.88%	0.35%
Second quarter 2017	44,320	3.84	4.12	0.41
Third quarter 2017	45,903	3.74	4.10	0.51
Fourth quarter 2017	48,402	3.71	4.11	0.56
First quarter 2018	49,853	3.80	4.23	0.62

(1) On tax equivalent basis, a non-GAAP measure.

Contributing to the 9 basis point increase in margin for first quarter 2018 compared to fourth quarter 2017 was a steepening of the Treasury yield curve and higher short term rates, including add-on rates for new loan production. Our loan and debt securities yields were 8 basis points and 6 basis points higher, respectively, compared to the fourth quarter of 2017. Partially offsetting, the rate for interest bearing funding was higher by 6 basis points.

Total average loans increased $953.7 million or 33% for first quarter 2018 compared to 2017’s first quarter, and increased $181.0 million or 5% from fourth quarter 2017 . Average debt securities also increased $86.8 million or 7% for first quarter 2018 year over year and were $7.3 million or 0.5% lower from 2017’s fourth quarter.

Average loans as a percentage of average earning assets totaled 72.8% during the first quarter of 2018, compared to 68.2% a year ago. As average total loans as a percentage of earning assets increased, the mix of loans has remained fairly stable, with volumes related to commercial real estate representing 47.4 percent of total loans at March 31, 2018 compared to 48.7% at March 31, 2017(see “Loan Portfolio”).

Loan production is detailed in the following table for the last five quarters:

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
(In thousands)	2018	2017	2017	2017	2017

Commercial pipeline	$122,743	$118,930	$155,355	$146,355	$122,703
Commercial loans closed	122,064	113,818	146,121	110,171	94,595

Residential pipeline	$70,755	$48,836	$63,960	$71,667	$78,323
Residential loans retained	79,053	75,629	73,611	85,111	78,305
Residential loans sold	49,687	71,783	103,841	45,990	39,844

Consumer and small business pipeline	$50,361	$38,790	$47,002	$49,724	$44,499
Consumer and small business originations	98,381	80,025	86,954	97,858	89,546

Consumer and small business originations reached $98 million during the first quarter of 2018 and commercial loans closed totaled $122 million. Closed residential loans during the quarter totaled $129 million, reflecting continued strong performance.

Pipelines (loans in underwriting and approval or approved and not yet closed) remain strong at $123 million in commercial, $71 million in mortgage, and $50 million in consumer and small business. Pipelines have rebounded from the impact of the fall hurricane season. Commercial pipelines increased $3.8 million or 3%, over fourth quarter 2017, and were nominally higher compared to March 31, 2017. Mortgage pipelines increased $21.9 million or 45% compared to year-end 2017, and declined $7.6 million or 10% from March 31, 2017. The consumer and small business pipeline was higher from fourth quarter by $11.6 million or 30%, and improved from March 31, 2017 by $5.9 million or 13%.

New commercial personnel in the Tampa market from the NorthStar acquisition and from PBCB in West Palm Beach provide an additional opportunity for further growth to our balance sheet.

Customer relationship funding is detailed in the following table for the last five quarters:

Customer Relationship Funding	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands)	2018	2017	2017	2017	2017

Noninterest demand	$1,488,261	$1,400,227	$1,284,118	$1,308,458	$1,225,124
Interest-bearing demand	1,015,054	1,050,755	935,097	934,861	870,457
Money market	1,035,531	931,458	870,788	861,119	821,606
Savings	437,878	434,346	379,499	376,825	363,140
Time certificates of deposit	742,819	775,934	643,098	494,195	398,318
Total deposits	$4,719,543	$4,592,720	$4,112,600	$3,975,458	$3,678,645

Customer sweep accounts	$173,249	$216,094	$142,153	$167,558	$183,107

Total core customer funding [1]	$4,149,973	$4,032,880	$3,611,655	$3,648,821	$3,463,434

Noninterest demand deposit mix	31.5%	30.5%	31.2%	32.9%	33.3%

1 Total deposits and customer sweep accounts, excluding time certificates of deposit

Deposit growth reflects our success in growing households both organically and through acquisitions. The Company’s balance sheet continues to be primarily core deposit funded. Core customer funding increased to $4.1 billion at March 31, 2018, a 3% increase from December 31, 2017 and a 20% increase from March 31, 2017. Excluding acquisitions, core customer funding increased by $163 million, or 5%, from one year ago. Seacoast’s overall cost of deposits is 0.33%, up 4 basis points from fourth quarter 2017, and compared to 0.14% in the prior year quarter, reflecting the significant value of the deposit franchise.

Short-term borrowings were entirely comprised of sweep repurchase agreements with Seacoast Bank customers at March 31, 2018 and 2017. No federal funds purchased were utilized at March 31, 2018 or 2017. The average yield on customer repurchase accounts was 0.63% for the first quarter 2018, compared to 0.34% a year ago.

FHLB borrowings, maturing in 30 days or less, totaled $208.0 million at March 31, 2018, with an average rate of 1.51% paid during the quarter. FHLB borrowings averaged $276.4 million for 2018, declining $149.8 million compared to first quarter 2017.

For 2018, average subordinated debt of $70.6 million related to trust preferred securities issued by subsidiary trusts of the Company (including subordinated debt for Grand and BANKshares assumed on July 17, 2015 and October 1, 2014) carried an average cost of 3.99%.

We have a positive interest rate gap and our net interest margin should benefit from rising interest rates. Further increases in interest rates are likely, and the Company’s asset sensitivity is further enhanced by its low cost deposit portfolio (see “Interest Rate Sensitivity”).

The following table details average balances, net interest income and margin results (on a tax equivalent basis) for the first quarter of 2018, the fourth quarter of 2017, and the first quarter of 2017.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSES, YIELDS AND RATES 1

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

	2018			2017
	First Quarter			Fourth Quarter			First Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,361,277	$9,361	2.75%	$1,369,921	$9,153	2.67%	$1,279,246	$8,087	2.53%
Nontaxable	32,640	307	3.76	31,282	354	4.53	27,833	441	6.34
Total Securities	1,393,917	9,668	2.77	1,401,203	9,507	2.71	1,307,079	8,528	2.61

Federal funds sold and other investments	56,173	616	4.45	79,025	638	3.20	56,771	510	3.64

Loans, net	3,872,369	45,284	4.74	3,691,344	43,375	4.66	2,918,665	31,949	4.44

Total Earning Assets	5,322,459	55,568	4.23	5,171,572	53,520	4.11	4,282,515	40,987	3.88

Allowance for loan losses	(27,469)			(26,298)			(24,036)
Cash and due from banks	113,899			121,109			105,803
Premises and equipment	65,932			64,121			58,783
Intangible assets	167,136			149,432			78,878
Bank owned life insurance	122,268			123,272			84,811
Other assets	87,463			113,022			112,991
Total Assets	$5,851,688			$5,716,230			$4,699,745

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,001,672	$450	0.18	$976,295	$367	0.15	$834,244	$163	0.08
Savings	435,433	104	0.10	431,124	94	0.09	353,452	44	0.05
Money market	976,498	984	0.41	929,914	785	0.33	803,795	417	0.21
Time deposits	776,807	2,179	1.14	761,720	2,032	1.06	347,143	566	0.66
Federal funds purchased and securities sold under agreements to repurchase	175,982	274	0.63	166,006	231	0.55	181,102	153	0.34
Federal Home Loan Bank borrowings	276,389	1,030	1.51	320,380	968	1.20	426,144	702	0.67
Other borrowings	70,550	694	3.99	70,480	641	3.61	70,273	565	3.26
Total Interest-Bearing Liabilities	3,713,331	5,715	0.62	3,655,919	5,118	0.56	3,016,153	2,610	0.35
Noninterest demand	1,413,967			1,373,403			1,183,813
Other liabilities	29,150			29,808			32,932
Total Liabilities	5,156,448			5,059,130			4,232,898

Shareholders' equity	695,240			657,100			466,847
Total Liabilities & Equity	$5,851,688			$5,716,230			$4,699,745

Interest expense as a % of earning assets			0.44			0.39			0.25
Net interest income as a % of earning assets		$49,853	3.80%		$48,402	3.71%		$38,377	3.63%

1 On a fully taxable equivalent basis, a non-GAAP measure, as defined (see Non-GAAP measure on next page). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

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

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands)	2018	2017	2017	2017	2017
Nontaxable interest income	91	$176	$154	$164	$212
Tax Rate	21%	35%	35%	35%	35%
Net interest income (TE)	$49,853	$48,402	$45,903	$44,320	$38,377
Total net interest income (not TE)	49,762	48,226	45,749	44,156	38,165
Net interest margin (TE)	3.80%	3.71%	3.74%	3.84%	3.63%
Net interest margin (not TE)	3.79	3.70	3.73	3.83	3.61

TE = Tax Equivalent

Noninterest Income

Noninterest income totaled $12.3 million for the first quarter of 2018, $2.4 million or 24% higher than 2017’s first quarter and $14.3 million lower than the fourth quarter 2017. Results in the fourth quarter of 2017 included a $15.2 million gain on the sale of Visa Class B stock. For the first quarter 2018, noninterest income (excluding securities losses) accounted for 20.0% of total revenue (net interest income plus noninterest income, excluding securities losses), compared to 35.5% for the fourth quarter of 2017 and 20.6% for first quarter a year ago. Fourth quarter 2017’s ratio excluding the gain on sale of Visa stock was 19.2%.

Noninterest income (excluding security gains) for the first quarter of 2018, compared to fourth quarter 2017 and the first quarter of 2017 is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2018	2017	2017
Service charges on deposit accounts	$2,672	$2,566	$2,422
Trust fees	1,021	941	880
Mortgage banking fees	1,402	1,487	1,552
Brokerage commissions and fees	359	273	377
Marine finance fees	573	313	134
Interchange income	2,942	2,836	2,494
BOLI income	1,056	1,100	733
Other income	2,373	1,861	1,313
	12,398	11,377	9,905
Gain on sale of Visa stock	0	15,153	0
Securities gains (losses), net	(102)	112	0
Total	$12,296	$26,642	$9,905

For 2018, most categories of service fee income showed year over year growth compared to 2017, with service charges on deposit accounts increasing 10.3% and interchange income up 18.0%. These increases reflect continued strength in customer acquisition and cross sell and benefits from acquisition activity. Overdraft fees represented 54% of total service charges on deposit during the first quarter of 2018, versus 57% for all of 2017. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by the payment network.

Wealth management, including brokerage commissions and fees, and trust income, increased 9.8% during the first quarter of 2018, compared to prior year’s first quarter. While trust income increased 16.0%, brokerage commissions and fees were 4.7% lower, a result of our shifting to fee-based accounts and a new broker-dealer platform. Most of the decline in brokerage was related to lower fees for sales of annuities, 8.7% lower year over year. We expect wealth management revenues to grow over time.

Mortgage production was higher during the first quarter in 2018 compared to 2017’s first quarter (see “Loan Portfolio”), but spreads were narrower with mortgage banking activity generating fees that were 9.7% lower, compared to 2017’s first quarter. Originated residential mortgage loans are processed by commissioned employees of Seacoast, with many mortgage loans referred by the Company’s branch personnel.

Marine finance revenue was higher for 2018, increasing 327.6% and reflecting continued demand for marine vessel financing and a larger portion of originations being sold. In addition to our principal office in Ft. Lauderdale, Florida, we continue to use third party independent contractors in Texas and on the west coast of the United States to assist in generating marine loans.

BOLI income was significantly higher for first quarter 2018, up 44.1% year over year. Additions during 2017 increased our BOLI asset. At March 31, 2018, this asset totaled $121 million, a 41.6% increase compared to the balance at March 31, 2017. Higher income is expected to benefit the Company over the remainder of 2018 and prospectively.

Other income was 80.7% higher year over year for first quarter 2018. Of the increase of $1.1 million, continued progress by our Small Business Administration (“SBA”) lending group generated fees of $0.7 million recognized in the quarter. A general increase in other fee categories also occurred, including wire transfer fees, check cashing fees, miscellaneous loan related fees, and other miscellaneous fees.

Noninterest Expenses

Noninterest expenses for the first quarter of 2018 totaled $37.2 million, increasing $2.4 million or 7.0% compared to first quarter 2017, and were $2.0 million lower than fourth quarter 2017. Noninterest expenses for the first quarter of 2018, compared to fourth quarter 2017 and the first quarter of 2017, is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2018	2017	2017
Noninterest expense
Salaries and wages	$15,381	$16,321	$15,369
Employee benefits	3,081	2,812	3,068
Outsourced data processing costs	3,679	4,160	3,269
Telephone/data lines	612	538	532
Occupancy	3,117	3,265	3,157
Furniture and equipment	1,457	1,806	1,391
Marketing	1,252	1,490	922
Legal and professional fees	1,973	3,054	2,132
FDIC assessments	598	558	570
Amortization of intangibles	989	964	719
Net losses (gains) and disposition expense on other real estate owned	192	(7)	(293)
Other	4,833	4,223	3,910
TOTAL	$37,164	$39,184	$34,746

Efficiency ratio[1]	57.8%	64.0%	71.1%

1 Efficiency ratio is defined as (noninterest expense less foreclosed property expense and amortization of intangibles) divided by net operating revenue (net interest income on a fully tax equivalent basis plus noninterest income excluding securities gains)

The fourth quarter of 2017 included a favorable adjustment of $2.0 million for performance related incentives, and charges totaling $6.8 million associated with the fourth quarter bank acquisitions. Adjusted noninterest expense1 (a non-GAAP measure, see table below for a reconciliation to noninterest expense, the most comparable GAAP number) was $35.7 million, increasing $4.3 million or 14% compared to the fourth quarter of 2017, and $4.8 million or 15% compared to the prior year’s first quarter. The increase compared to the fourth quarter of 2017 on this adjusted basis was primarily the result of the full impact of the NorthStar and PBCB acquisitions, normalized compensation accruals, and the return of 401K and payroll tax expenses. First quarter 2017 expenses included $2.6 million associated with retail branch consolidation activity, a realignment of our executive team structure, and expenses associated with a reduction in workforce initiative.

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2018	2017	2017
Noninterest expense, as reported	$37,164	$39,184	$34,746

Merger related charges	470	6,817	533
Amortization of intangibles	989	963	719
Branch reductions and other expense initiatives[1]	0	0	2,572
Total adjustments	1,459	7,780	3,824

Adjusted noninterest expense[2]	$35,705	$31,404	$30,922

Adjusted efficiency ratio [2,3]	57.1%	52.6%	64.7%

1 Includes severance payments, contract termination costs, disposition of branch premises and fixed assets, and other costs to accomplish branch consolidation and other expense reduction strategies.

2 Non-GAAP measure.

3 Efficiency ratio is defined as (noninterest expense less foreclosed property expense and amortization of intangibles) divided by the net operating revenue (net interest on a fully tax equivalent basis plus noninterest income excluding securities gains).

Seacoast management expects its efficiency ratios to improve in 2018. The Company anticipates that in 2018 improvements to our processes and tools for commercial banking, investment in talent and tools for our enterprise risk management and technology functions, and further upgrades to our analytics and digital marketing capabilities, will help scale our organization appropriately, and will continue to deliver for sustainable earnings growth.

For 2018, salaries and wages totaling $15.4 million were $12,000 higher year over year (increasing by a nominal amount) and were $0.9 million or 6% lower than fourth quarter 2017. Base salaries were $1.8 million or 15% higher for the first quarter of 2018 compared to a year ago, reflecting the full impact of additional personnel retained as part of the 2017 acquisitions of GulfShore, NorthStar and PBCB. Improved revenue generation and lending production, among other factors, resulted in commissions, cash and stock incentives (aggregated) that were $0.7 million higher for 2018, compared to first quarter 2017. Temporary services were higher by $0.3 million, but severance costs decreased $1.4 million compared to 2017’s first quarter. Deferred loan origination costs (a contra expense), increased $1.4 million year over year, reflecting a greater number of loans produced during 2018.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $3.7 million for the first quarter of 2018, an increase of $0.4 million or 12.6% from first quarter 2017 and a decline of $0.5 million or 11.6% from the fourth quarter of 2017. The primary cause for the increase year over year was software licensing and maintenance costs of $0.2 million, with the remainder activity related. Data processing costs for the fourth quarter of 2017 included one-time charges for conversion activity related to the NorthStar and PBCB acquisitions.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, increased $0.1 million or 15.2% to $0.6 million for 2018 when compared to first quarter 2017, and were $0.1 million or 13.8% higher in 2018 compared to fourth quarter 2017. Additional activity for the acquired GulfShore, NorthStar and PBCB locations as well as additional customers from the acquisitions were the primary contributors to the increases in telephone and data line expenses.

Total occupancy, furniture and equipment expenses for the first quarter of 2018 totaled $4.6 million, flat compared to first quarter 2017 and decreasing $0.5 million or 9.8% from 2017’s fourth quarter expense. Branch closure charges summed to $0.3 million during the first quarter of 2018, compared to $0.4 million a year ago. We believe branches are still valuable to our customers for more complex transactions, but simple tasks, such as depositing and withdrawing funds, are rapidly migrating to the digital world. Our goal at the beginning of 2017 was to close 20% of our locations over the next 24 to 36 months. During the first quarter of 2018 we consolidated two office locations, versus one location in the first quarter of 2017.

For the first quarter of 2018, marketing expenses (including sales promotion costs, ad agency production and printing costs, digital, newspaper, TV and radio advertising, and other public relations costs) increased by $0.3 million or 35.8% to $1.3 million, compared to the first quarter of 2017. For fourth quarter 2017, these costs were $0.2 million higher. Incremental use of outdoor media, direct mail, market research, and corporate sponsorships contributed $0.2 million to the increase for first quarter year over year, and were incurred to solidify customer acquisition and corporate brand awareness.

Legal and professional fees for the first quarter of 2018 were lower by $0.2 million or 7.4% from the first quarter of 2017, and were $1.1 million lower compared to the fourth quarter of 2017.

For the first quarter of 2018, net losses (gains) and disposition expense on OREO increased $0.5 million compared to first quarter 2017, with gains on sale of $0.4 million in 2017 and none for 2018 (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Other expense totaled $4.8 million, increasing by $0.9 million or 23.6% compared to first quarter 2017 and higher by $0.6 million or 14.4% compared to fourth quarter 2017’s expense. Primary contributors to the increases were SBA and marine lending fees (up $0.4 million compared to a year ago and from fourth quarter 2017) and higher expenses related to the growth of the business.

Income Taxes

The Tax Cuts and Jobs Act of 2017, enacted by the U.S. Congress and signed by the President of the United States near the end of December 2017, had a significant impact on our deferred tax position and provision for taxes at year-end 2017. The new legislation resulted in additional provisioning of $8.6 million during the fourth quarter of 2017. That additional provisioning is an estimate and is subject to additional procedures which could result in further adjustments in future periods.

For first quarter 2018 and 2017, provision for income taxes totaled $5.8 million and $4.1 million, respectively. The Company’s overall effective tax rate decreased to 24.3% for the first quarter of 2018 from 34.1% for the first quarter a year ago, reflecting the benefit of a lower federal rate the legislation provides, offset by a $248,000 write down of deferred tax assets arising from measurement period adjustments on a 2017 bank acquisition recorded in the first quarter of 2018. Additionally, ASU 2016-09 provided a tax benefit of $180,000 for the first quarter of 2018, compared to $234,000 for the first quarter of 2017.

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

The following table provides reconciliation between GAAP net income and adjusted net income.

	Quarters
	First	Fourth	Third	Second	First
(Dollars in thousands except per share data)	2018	2017	2017	2017	2017

Net income, as reported:
Net income	$18,027	$13,047	$14,216	$7,676	$7,926

Diluted earnings per share	$0.38	$0.28	$0.32	$0.18	$0.20

Adjusted net income:
Net income	$18,027	$13,047	$14,216	$7,676	$7,926
Gain on sale of Visa Class B Shares	0	(15,153)	0	0	0
Security (gains) losses	102	(112)	47	(21)	0
Total adjustments to revenue	102	(15,265)	47	(21)	0

Merger related charges	470	6,817	491	5,081	533
Amortization of intangibles	989	963	839	839	719
Business vontinuity expenses - Hurricane Irma	0	0	352	0	0
Branch reductions and other expense initiatives [1]	0	0	(127)	1,876	2,572
Total adjustments to noninterest expenses	1,459	7,780	1,555	7,796	3,824

Effective tax rate on adjustments	(538)	3,147	(673)	(2,786)	(1,480)
Effect of change in corporate tax rate	248	8,552	-	-	-
Adjusted net income	$19,298	$17,261	$15,145	$12,665	$10,270

Adjusted diluted earnings per share	$0.40	$0.37	$0.35	$0.29	$0.26

1 Includes severance, contract termination costs, disposition of branch, premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.

Financial Condition

Total assets increased $93.0 million or 1.6% from December 31, 2017, benefiting from new relationships derived through our recent acquisitions of NorthStar in October 2017 and PBCB in November of 2017, along with organic growth.

Securities

Information related to maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.

At March 31, 2018, the Company had $983.0 million in debt securities available for sale, and $400.6 million in debt securities held to maturity. The Company's total debt securities portfolio increased $17.3 million or 1.3% from December 31, 2017. Debt security purchases during the first, second, third and fourth quarters of 2017 totaled $43 million, $213 million, $35 million and $220 million, respectively. Securities acquired from GulfShore in the second quarter of 2017 were nominal, and securities acquired from NorthStar and PBCB aggregated to $78.2 million. These acquisitions were primary to the overall increase in the debt securities portfolio since the beginning of 2017. Funding for investments was derived from liquidity, both legacy and that acquired in mergers, and increases in funding from our core customer deposit base and FHLB borrowings.

During the first quarter of 2018 and 2017, no sales of debt securities were transacted.

Debt securities are generally acquired which return principal monthly. During 2018, maturities (entirely comprised of pay-downs) totaled $43 million. During the first quarter of 2017, maturities (primarily pay-downs of $79 million) totaled $80 million. The modified duration of the investment portfolio at March 31, 2018 was 5.0 years, compared to 4.4 years at December 31, 2017.

At March 31, 2018, available for sale debt securities had gross unrealized losses of $17.9 million and gross unrealized gains of $2.6 million, compared to gross unrealized losses of $8.4 million and gross unrealized gains of $4.2 million at December 31, 2017. All of the debt securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the debt securities with unrealized losses are not other than temporarily impaired and the Company has the intent and ability to retain these debt securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the debt securities portfolio to be high. The Company has no exposure to debt securities with subprime collateral. The Company does not have an investment position in trust preferred securities. The credit quality of the Company’s debt securities holdings are primarily investment grade.

Loan Portfolio

Total loans (net of unearned income and excluding the allowance for loan losses) were $3.90 billion at March 31, 2018, $79.7 million or 2.1% more than at December 31, 2017. The GulfShore, NorthStar and PBCB acquisitions during 2017 contributed $250.9 million, $136.8 million and $270.3 million in loans, respectively. During the first quarter of 2017, a $43 million pool of whole loan adjustable rate mortgages with a weighted average yield of 3.2% and average FICO score of 751 was acquired and added to the portfolio. Also in 2017, the Company sold two seasoned mortgage portfolio pools summing to $86.4 million ($58.0 million in the third quarter of 2017 and $28.4 million in the fourth quarter of 2017). The mortgage pools sold were believed to have reached their peak in market value. Success in commercial lending through our Accelerate commercial banking model has increased loan growth. Analytics and digital marketing have further fueled loan growth in the consumer and small business channels.

During 2018, loan growth has continued across all business lines. For 2018, $122 million in commercial and commercial real estate loans were originated compared to $132 million for the fourth quarter of 2017. Our loan pipeline for commercial and commercial real estate loans totaled $123 million at March 31, 2018. The Company also closed $129 million in residential loans during 2018, compared to $119 million for the fourth quarter of 2017. The residential mortgage pipeline at March 31, 2018 totaled $71 million, versus $49 million at December 31, 2017. Consumer and small business originations totaled $98 million, higher $18 million compared to fourth quarter 2017, and the pipeline for these loans was $50 million compared to $39 million at December 31, 2017.

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

The following tables detail loan portfolio composition at March 31, 2018, December 31, 2017 and March 31, 2017 for portfolio loans, purchased credit impaired loans (“PCI”) and purchased unimpaired loans (“PUL”) as defined in Note E-Loans.

	March 31, 2018
	Portfolio Loans	PCI Loans	PULs	Total
	(In thousands)
Construction and land development	$253,416	$1,150	$119,678	$374,244
Commercial real estate [1]	1,197,152	9,855	438,232	1,645,239
Residential real estate	888,534	1,869	174,749	1,065,152
Commercial and financial	536,321	819	79,562	616,702
Consumer	188,195	0	7,593	195,788
NET LOAN BALANCES [2]	$3,063,618	$13,693	$819,814	$3,897,125

	December 31, 2017
	Portfolio Loans	PCI Loans	PULs	Total
	(In thousands)
Construction and land development	$215,315	$1,121	$126,689	$343,125
Commercial real estate [1]	1,170,618	9,776	459,598	1,639,992
Residential real estate	845,420	5,626	187,764	1,038,810
Commercial and financial	512,430	894	92,690	606,014
Consumer	178,826		10,610	189,436
NET LOAN BALANCES [2]	$2,922,609	$17,417	$877,351	$3,817,377

1 Commercial real estate includes owner-occupied balances of $796.9 million and $791.4 million for March 31, 2018 and December 31, 2017, respectively.

2 Net loan balances at March 31, 2018 and December 31, 2017 include deferred costs of $13.9 million and $12.9 million, respectively.

Commercial real estate mortgages were higher by $5.2 million totaling $1.65 billion at March 31, 2018, compared to December 31, 2017. Office building loans of $528.9 million or 32.1% of commercial real estate mortgages comprise our largest concentration, with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, healthcare, churches and educational facilities, recreation, multifamily, lodging, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at March 31, 2018 aggregated to $172.2 million (versus $169.7 million at December 31, 2017), of which $137.3 million was funded. The Company’s 88 commercial real estate relationships in excess of $5 million totaled $785.4 million, of which $664.2 million was funded at March 31, 2018 (compared to 89 relationships of $803.5 million at December 31, 2017, of which $684.2 million was funded).

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $1.275 billion and $370 million, respectively, at March 31, 2018, compared to $1.230 billion and $410 million, respectively, at December 31, 2017.

Reflecting the impact of organic loan growth and the GulfShore, NorthStar and PBCB loan acquisition, commercial and financial loans (“C&I”) outstanding at March 31, 2018 increased to $616.7 million, up from $606.0 million at December 31, 2017. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

Residential mortgage loans increased $26.3 million or 2.5% to $1.07 billion as of March 31, 2018, compared to December 31, 2017 balance outstanding. Substantially all residential originations have been underwritten to conventional loan agency standards, with loans having balances that exceed agency value limitations. At March 31, 2018, approximately $493 million or 46% of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled approximately $264 million (25% of the residential mortgage portfolio) at March 31, 2018, of which 15- and 30-year mortgages totaled $23 million and $196 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $116 million, most with maturities of 10 years or less and home equity lines of credit, primarily floating rates, totaling $238 million at March 31, 2018. In comparison, loans secured by residential properties having fixed rates totaled $247 million at December 31, 2017, with 15- and 30-year fixed rate residential mortgages totaling $22 million and $173 million, respectively, and home equity mortgages and lines of credit totaled $123 million and $233 million, respectively.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $6.6 million or 3.5% from December 31, 2017 to total $195.3 million (versus $188.7 million at December 31, 2017). Of the $6.6 million increase, nominal changes occurred in marine loans or in automobile and truck loans, but other consumer loans increased $6.9 million.

At March 31, 2018, the Company had unfunded commitments to make loans of $843 million, compared to $808 million at December 31, 2017.

Loan Concentrations

The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Commercial and commercial real estate (“CRE”) loan relationships greater than $10 million totaled $344.7 million and represented 9% of the total portfolio at March 31, 2018.

Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and commercial real estate loan concentrations as a percentage of total risk based capital, were stable at 64% and 207%, respectively, at March 31, 2018. Regulatory guidance suggests limits of 100% and 300%, respectively. To determine these ratios, the Company defines commercial real estate in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e. loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts, or “REITs”, and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Nonperforming assets (“NPAs”) at March 31, 2018 totaled $29.6 million, and were comprised of $12.6 million of nonaccrual portfolio loans, $6.7 million of nonaccrual purchased loans, $2.2 million of non-acquired other real estate owned (“OREO”), $5.0 million of acquired OREO and $3.1 million of branches out of service. NPAs increased from $27.2 million recorded as of December 31, 2017 (comprised of $12.5 million of nonaccrual portfolio loans, $7.0 million of nonaccrual purchased loans, $2.2 million of non-acquired OREO, $1.6 million of acquired OREO, and $3.8 million of branches out of service). At March 31, 2018, approximately 89% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At March 31, 2018, nonaccrual loans were written down by approximately $4.2 million or 18% of the original loan balance (including specific impairment reserves). During the twelve months ended March 31, 2018, OREO amounts related to branches taken out of service that are actively being marketed decreased $0.9 million while OREO for foreclosed properties increased $3.2 million. During the first quarter of 2018, a single residence valued at $3.8 million was the primary contributor to the overall increase in OREO.

Nonperforming loans to total loans outstanding at March 31, 2018 decreased to 0.50% from 0.51% at December 31, 2017.

The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $14.8 million at March 31, 2018, compared to $15.6 million at December 31, 2017. Accruing TDRs are excluded from our nonperforming asset ratios. The table below set forth details related to nonaccrual and accruing restructured loans.

				Accruing
March 31,2018	Nonaccrual Loans			Restructured
(In thousands)	NonCurrent	Performing	Total	Loans
Construction & land development
Residential	$0	$0	$0	$0
Commercial	0	69	69	26
Individuals	0	158	158	197
	0	227	227	223
Residential real estate mortgages	7,356	7,389	14,745	8,478
Commercial real estate mortgages	1,079	1,074	2,153	5,794
Real estate loans	8,435	8,690	17,125	14,495
Commercial and financial	1,920	209	2,129	0
Consumer	0	85	85	282
	$10,355	$8,984	$19,339	$14,777

At March 31, 2018 and 2017, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	March 31, 2018		March 31, 2017
(In thousands)	Number	Amount	Number	Amount
Rate reduction	67	$12,278	77	$14,036
Maturity extended with change in terms	48	5,453	53	6,458
Chapter 7 bankruptcies	27	1,672	35	2,236
Not elsewhere classified	10	1,105	13	1,576
	152	$20,508	178	$24,306

During the first quarter of 2018, there were no newly identified TDRs, compared to $0.1 million for all of 2017. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding March 31, 2018 defaulted during the twelve months ended March 31, 2018, or for 2017. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At March 31, 2018, loans (excluding PCI) totaling $32.6 million were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $2.7 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $30.3 million and $2.4 million, respectively, at December 31, 2017.

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

Cash and Cash Equivalents and Liquidity Risk Management

Cash and cash equivalents (including interest bearing deposits), totaled $135.9 million on a consolidated basis at March 31, 2018, compared to $109.5 million at December 31, 2017.

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

Deposits are also a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. We routinely use debt securities and loans as collateral for secured borrowings. In the event of severe market disruptions, we have access to secured borrowings through the FHLB and the Federal Reserve Bank of Atlanta under its borrower-in-custody program.

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities held for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At March 31, 2018, Seacoast Bank had available unsecured lines of $95 million and lines of credit under current lendable collateral value, which are subject to change, of $1.092 billion. Seacoast Bank had $549 million of United States Treasury and Government agency debt securities and mortgage backed debt securities not pledged and available for use under repurchase agreements, and had an additional $514 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2017, the Company had available unsecured lines of $95 million and lines of credit of $1.006 billion, and had $455 million of Treasury and Government agency debt securities and mortgage backed debt securities not pledged and available for use under repurchase agreements, as well as an additional $593 million in residential and commercial real estate loans available as collateral.

The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. During the first quarter of 2018, the Company had $58.0 million of brokered certificates of deposit (“CDs”) at a rate of 1.18% mature, and the Company acquired $25.0 million in brokered CDs at a rate of 2.13% to mature at the end of March in 2019. Total brokered CDs at March 31, 2018 totaled to $177.0 million, compared to $210.0 million at December 31, 2017.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. At March 31, 2018, Seacoast Bank can distribute dividends to the Company of approximately $88 million. At March 31, 2018, the Company had cash and cash equivalents at the parent of approximately $52.9 million, compared to $34.4 million at December 31, 2017. The increase reflects $21.3 million in cash received in January 2018 from the sale of Visa Class B stock that was recorded in December 2017.

Deposits and Borrowings

The Company’s balance sheet continues to be primarily core funded.

Total deposits increased $126.8 million or 2.8% to $4.72 billion at March 31, 2018, compared to December 31, 2017. At March 31, 2018, total deposits excluding brokered CDs grew $159.8 million or 3.6% from year-end 2017. Deposit growth since year-end 2017 was even more robust if considering seasonal declines in public fund balances, which decreased by $25.0 million during the first quarter of 2018.

Since December 31, 2017, interest bearing deposits (interest bearing demand, savings and money markets deposits) increased $71.9 million or 3.0% to $2.49 billion, noninterest bearing demand deposits increased $88.0 million or 6.3% to $1.49 billion, and CDs decreased $33.1 million or 4.3% to $742.8 million. Noninterest demand deposits represent 32% of deposits, compared to 30% at December 31, 2017. Core deposit growth reflects our success in growing households both organically and through acquisitions.

Maturities of brokered CDs have been the primary contributor to the decrease in CDs since December 31, 2017. An intentional decrease in higher cost time deposits was recorded over the two years prior to the 2016 and 2017 acquisitions, and was more than offset by increases in low cost or no cost deposits.

Customer repurchase agreements totaled $173.2 million at March 31, 2018, decreasing $42.8 million or 19.8% from December 31, 2017. The repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

No unsecured federal funds purchased were outstanding at March 31, 2018.

At March 31, 2018 and December 31, 2017, borrowings were comprised of subordinated debt of $70.6 million and $70.5 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $208.0 million and $211.0 million, respectively. At March 31, 2018 and December 31, 2017, our FHLB borrowings were all maturing within 30 days, and the rate for FHLB funds during the first quarter of 2018 and fourth quarter of 2017 were 1.51% and 1.20%, respectively. Secured FHLB borrowings are an integral tool in liquidity management for the Company.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 subordinated debt for each trust totaled $20.6 million (aggregating to $41.2 million) and the 2007 subordinated debt totaled $12.4 million. As part of the October 1, 2014, BANKshares acquisition, the Company inherited three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. Also, as part of the Grand acquisition, the Company inherited an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASU 805 Business Combinations) were recorded at fair value, which collectively is $4.7 million lower than face value at March 31, 2018. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 3.99% for the first quarter of 2018, compared to 3.61% for the three months ended December 31, 2017.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $843 million at March 31, 2018 and $808 million at December 31, 2017.

Capital Resources

The Company’s equity capital at March 31, 2018 increased $12.2 million from December 31, 2017 to $701.9 million.

The ratio of shareholders’ equity to period end total assets was 11.89% and 11.87% at March 31, 2018 and December 31, 2017, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.33% and 9.27% at March 31, 2018 and December 31,2017, respectively. Equity has increased as a result of earnings retained by the Company.

Activity in shareholders’ equity for the three months ended March 31, 2018 and 2017 follows:

(In thousands)	2018	2017
Beginning balance at December 31, 2017 and 2016	$689,664	$435,397
Net income	18,027	7,926
Issuance of stock via common stock offering on February 21, 2017	0	55,660
Stock compensation (net of Treasury shares acquired)	2,064	1,482
Change in other comprehensive income	(7,894)	2,029
Ending balance at March 31, 2018 and 2017	$701,861	$502,494

Capital ratios are well above regulatory requirements for well-capitalized institutions. Seacoast’s management use of risk-based capital ratios in its analysis of Company’s capital adequacy are “non-GAAP” financial measures. Seacoast management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies (see “Note I – Shareholders’ Equity”).

	Seacoast	Seacoast	Minimum to be
March 31, 2018:	(Consolidated)	Bank	Well Capitalized[1]
Common equity Tier 1 ratio (CET1)	12.67%	13.07%	6.5%
Tier 1 capital ratio	14.29%	13.07%	8.0%
Total risk-based capital ratio	14.95%	13.73%	10.0%
Tier 1 leverage ratio	10.73%	9.82%	5.0%

1 For subsidiary bank only

The Company’s total risk-based capital ratio was 14.95% at March 31, 2018, an increase from December 31, 2017’s ratio of 14.24%. Higher earnings have been a primary contributor. At March 31, 2018, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 9.82%, compared to 9.72% at December 31, 2017, reflecting earnings during the first quarter.

Accumulated other comprehensive income declined $7.9 million during the first quarter of 2018 from December 31, 2017, reflecting the impact of higher interest rates on available for sale securities.

The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $88 million of dividends to the Company.

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

The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from our acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $70.6 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

The Company’s capital is expected to continue to increase with positive earnings.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that involve the most difficult, subjective and complex assessments are:

•	the allowance and the provision for loan losses;
•	acquisition accounting and purchased loans;
•	intangible assets and impairment testing;
•	other fair value adjustments;
•	other than temporary impairment of debt securities;
•	realization of deferred tax assets; and
•	contingent liabilities.

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

The provision for loan losses is the result of a detailed analysis estimating for probable loan losses. The analysis includes the evaluation of impaired and purchased credit impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For the first quarter of 2018, the Company recorded provision for loan losses of $1.1 million, which compared to provision for loan losses for the first quarter of 2017 of $1.3 million. The Company incurred net charge-offs for the first quarter of 2018 of $1,000, compared to net recoveries for the first quarter of 2017 of $142,000, representing 0.00% and 0.02% of average total loans for each quarter, respectively. For 2018, provision for loan losses reflects continued strong credit metrics, offset by lower modeled loss rates on the residential loan portfolio given near-zero historical losses, and decreases reflecting reduced concentration risk in the commercial and commercial real estate portfolios. Delinquency trends remain low and show continued stability (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses incurred in the loan portfolio. The allowance for loan losses increased $3.6 million to $28.1 million at March 31, 2018, compared to $24.6 million at March 31, 2017. The allowance for loan and lease losses (“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total ALLL.

The first component of the ALLL analysis involves the estimation of an allowance specific to individually evaluated impaired portfolio loans, including accruing and non-accruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation or operation of the collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed uncollectable. Restructured consumer loans are also evaluated and included in this element of the estimate. As of March 31, 2018, the specific allowance related to impaired portfolio loans individually evaluated totaled $2.7 million, compared to $1.8 million as of March 31, 2017. Residential loans that become 90 days past due are placed on nonaccrual and a specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

The second component of the ALLL analysis, the general allowance for homogeneous portfolio loan pools not individually evaluated, is determined by applying factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance is determined by applying a migration model to portfolio segments that allows us to observe performance over time, and to separately analyze sub-segments based on vintage, risk rating, and origination tactics. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss experience. These influences may include elements such as changes in concentration, macroeconomic conditions, and/or recent observable asset quality trends. Our analysis of the adequacy of the allowance for loan losses also takes into account qualitative factors such as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market conditions, employment levels and loan growth.

The third component consists of amounts reserved for purchased credit-impaired loans (PCI). On a quarterly basis, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the PCI portfolio.

The final component consists of amounts reserved for purchased unimpaired loans (PUL). Loans collectively evaluated for impairment reported at March 31, 2018 include loans acquired from GulfShore on April 7, 2017, NorthStar on October 20, 2017, PBCB on November 3, 2017, BMO Harris on June 3, 2016, Floridian Bank on March 11, 2016, Grand Bank on July 17, 2015 and BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. These fair value discount amounts are accreted into income over the remaining lives of the related loans on a level yield basis.

The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 0.90% at March 31, 2018, no change compared to December 31, 2017. The risk profile of the loan portfolio reflects adherence to credit management methodologies to execute a low risk strategic plan for loan growth. New loan production is focused on adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, as well as consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At March 31, 2018, the Company had $1.345 billion in loans secured by residential real estate and $1.740 billion in loans secured by commercial real estate, representing 34.5% and 44.6% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

Note F to the financial statements (titled “Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at March 31, 2018 and December 31, 2017.

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

 Over the life of the PCI loans acquired, the Company continues to estimate cash flows expected to be collected. The Company evaluates at each balance sheet date whether the present value of the acquired loans using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.

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

The fair value of the available for sale securities portfolio at March 31, 2018 was less than historical amortized cost, producing net unrealized losses of $15.3 million that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2018 and 2017. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

During 2014, management identified $158.8 million of investment securities available for sale and transferred them to held for investment. The unrealized holding losses at the date of transfer totaled $3.0 million. For the securities that were transferred into the held for investment category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. At March 31, 2018, the remaining unamortized amount of these losses was $1.1 million. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. Management believes the securities transferred are a core banking asset that they now intend to hold until maturity, and if interest rates were to increase before maturity, the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available for sale investment.

Seacoast Bank also holds 11,330 shares of Visa Class B stock, which following resolution of Visa’s litigation will be converted to Visa Class A shares (the conversion rate presently is 1.6483 shares of Class A stock for each share of Class B stock) for a total of 18,675 shares of Visa Class A stock. Our ownership is related to prior ownership in Visa’s network, while Visa operated as a cooperative. This ownership is recorded on our financial records at a zero basis. Also included in other assets is a $6.4 million investment in a mutual fund carried at fair value.

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

Income Taxes and Realization of Deferred Tax Assets – Critical Accounting Policies and Estimates

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

At March 31, 2018, the Company had net deferred tax assets (“DTA”) of $24.4 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at December 31, 2017 the Company had a net DTA of $25.4 million.

Factors that support this conclusion:

•	Income before tax (“IBT”) has steadily increased as a result of organic growth, and the 2015 Grand, 2016 Floridian and BMO, and 2017 GulfShore, NorthStar and PBCB acquisitions should further assist in achieving management’s forecast of future earnings which recovers the net operating loss carry-forwards well before expiration;
•	Credit costs and overall credit risk has been stable which decreases their impact on future taxable earnings;
•	Growth rates for loans are at levels adequately supported by loan officers and support staff;
•	We believe new loan production credit quality and concentrations are well managed; and
•	Current economic growth forecasts for Florida and the Company’s markets are supportive.

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At March 31, 2018, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s first quarter 2018 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 9.8% if interest rates increased 200 basis points in a parallel fashion over the next 12 months and 5.1% if interest rates increased 100 basis points in a parallel fashion over the next 12 months, and improve 13.9% and 7.3%, respectively, on a 13 to 24 month basis. This compares with the Company’s first quarter 2017 model simulation, which indicated net interest income would increase 5.7% if interest rates were increased 200 basis points in a parallel fashion over the next 12 months and 3.0% if interest rates were increased 100 basis points in a parallel fashion.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 24.6% at March 31, 2018. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our first quarter 2018 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 10.5% versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 19.5%.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2018 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries, because of the nature of their business, are at all times subject to numerous legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial position, or operating results or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first three months of 2018, entirely related to equity incentive plan activity, were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/18 to 1/31/18	117	$25.21	292,173	122,827
2/1/18 to 2/28/18	139	25.86	292,312	122,688
3/1/18 to 3/31/18	226	26.63	292,538	122,462
Total - 1st Quarter	482	$25.90	292,538	122,462

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

Item 6. Exhibits

Exhibit 3.1.1 Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed May 10, 2006.

Exhibit 3.1.2 Articles of Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K, filed December 23, 2008.

Exhibit 3.1.3 Artices of Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.4 to the Company's Form S-1, filed June 22, 2009.

Exhibit 3.1.4 Articles f Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K, filed July 20, 2009.

Exhibit 3.1.5 Articles f Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K, filed December 3, 2009.

Exhibit 3.1.6 Articles of Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K/A, filed July 14, 2010.

Exhibit 3.1.7 Articles of Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K, filed June 25, 2010.

Exhibit 3.1.8 Articles of Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K, filed June 1, 2011

Exhibit 3.1.9 Articles of Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K, filed December 13, 2013

Exhibit 3.2 Amended and Restated By-laws of the Company Incorporated herein by reference from Exhibit 3.2 to the Company's Form 8-K, filed December 21, 2007.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 8, 2018	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

May 8, 2018	/s/ Charles M. Shaffer
CHARLES M. SHAFFER
Executive Vice President & Chief Financial Officer

