Form 10-Q
period 2018-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2018-08-07
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR

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
Yes ☐ No ☒

Common Stock, $0.10 Par Value – 47,163,109 shares as of June 30, 2018

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	June 30, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Cash and due from banks	$123,927	$104,039
Interest bearing deposits with other banks	7,594	5,465
Total cash and cash equivalents	131,521	109,504

Time deposits with other banks	10,562	12,553

Debt securities:
Available for sale (at fair value)	954,906	949,460
Held to maturity (fair value: $370,787 at June 30, 2018 and $414,470 at December 31, 2017)	382,137	416,863
Total debt securities	1,337,043	1,366,323

Loans held for sale (at fair value)	14,707	24,306

Loans	3,974,016	3,817,377
Less: Allowance for loan losses	(28,924)	(27,122)
Loans, net of allowance for loan losses	3,945,092	3,790,255

Bank premises and equipment, net	63,991	66,883
Other real estate owned	8,417	7,640
Goodwill	148,555	147,578
Other intangible assets, net	17,319	19,099
Bank owned life insurance	121,602	123,981
Net deferred tax assets	26,021	25,417
Other assets	97,851	116,590
TOTAL ASSETS	$5,922,681	$5,810,129

LIABILITIES
Deposits	$4,697,440	$4,592,720
Securities sold under agreements to repurchase	200,050	216,094
Federal Home Loan Bank (FHLB) borrowings	205,000	211,000
Subordinated debt	70,664	70,521
Other liabilities	33,364	30,130
TOTAL LIABILITIES	5,206,518	5,120,465

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 47,297,474 and outstanding 47,163,109 shares at June 30, 2018, and authorized 60,000,000, issued 47,032,259 and outstanding 46,917,735 shares at December 31, 2017	4,716	4,693
Other shareholders' equity	711,447	684,971
TOTAL SHAREHOLDERS' EQUITY	716,163	689,664
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,922,681	$5,810,129
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Interest and fees on loans	$46,519	$38,209	$91,776	$70,100
Interest and dividends on securities	9,605	8,585	19,209	16,959
Interest on interest bearing deposits and other investments	585	604	1,201	1,114
TOTAL INTEREST INCOME	56,709	47,398	112,186	88,173

Interest on deposits	1,988	854	3,526	1,478
Interest on time certificates	2,629	814	4,808	1,380
Interest on borrowed money	1,885	1,574	3,883	2,994
TOTAL INTEREST EXPENSE	6,502	3,242	12,217	5,852

NET INTEREST INCOME	50,207	44,156	99,969	82,321

Provision for loan losses	2,529	1,401	3,614	2,705

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	47,678	42,755	96,355	79,616

Noninterest income
Other income	12,769	10,467	25,167	20,372
Securities (losses)/gains, net	(48)	21	(150)	21
TOTAL NONINTEREST INCOME (Note H)	12,721	10,488	25,017	20,393

TOTAL NONINTEREST EXPENSES (Note H)	38,246	41,625	75,410	76,371
INCOME BEFORE INCOME TAXES	22,153	11,618	45,962	23,638

Provision for income taxes	5,189	3,942	10,971	8,036
NET INCOME	$16,964	$7,676	$34,991	$15,602

SHARE DATA
Net income per share - diluted	$0.35	$0.18	$0.73	$0.38
Net income per share - basic	0.36	0.18	0.74	0.38
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding - diluted	47,974,118	43,556,285	47,827,646	41,538,769
Average shares outstanding - basic	47,164,909	42,841,152	47,058,958	40,851,273

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
NET INCOME	$16,964	$7,676	$34,991	$15,602
Other comprehensive income (loss):
Unrealized (losses) gains on securities available for sale	(5,995)	5,601	(17,016)	8,776
Amortization of unrealized losses on securities transferred to held to maturity, net	218	122	334	244
Reclassification adjustment for gains included in net income	0	(21)	0	(21)
Income tax effect on other comprehensive (loss) income	1,543	(2,199)	4,439	(3,467)
Total other comprehensive (loss) income	(4,234)	3,503	(12,243)	5,532
COMPREHENSIVE INCOME	$12,730	$11,179	$22,748	$21,134

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended June 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,991	$15,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,134	2,677
Amortization of premiums and discounts on securities, net	1,732	1,838
Other amortization and accretion, net	225	(429)
Stock based compensation	3,622	2,540
Origination of loans designated for sale	(159,991)	(117,379)
Sale of loans designated for sale	173,385	113,527
Provision for loan losses	3,614	2,705
Deferred income taxes	4,559	7,338
Gains on sale of securities	0	(21)
Gains on sale of loans	(5,277)	(3,078)
Losses (gains) on sale and write-downs of other real estate owned	298	(212)
Losses on disposition of fixed assets	231	2,316
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease in other assets	19,230	1,347
Net increase (decrease) in other liabilities	3,184	(2,634)
Net cash provided by operating activities	82,937	26,137

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities and repayments of debt securities available for sale	77,860	125,115
Maturities and repayments of debt securities held to maturity	34,360	42,883
Proceeds from sale of debt securities available for sale	0	3,820
Purchases of debt securities available for sale	(101,354)	(142,062)
Purchases of debt securities held to maturity	0	(49,963)
Maturities of time deposits with other banks	1,991	847
Net new loans and principal repayments	(161,038)	(198,080)
Proceeds from the sale of other real estate owned	5,184	3,324
Proceeds from sale of FHLB and Federal Reserve Bank Stock	20,570	14,832
Purchase of FHLB and Federal Reserve Stock	(23,055)	(15,012)
Purchase of VISA Class B stock	0	(6,180)
Redemption of bank owned life insurance	4,232	0
Net cash from bank acquisition	0	30,233
Additions to bank premises and equipment	(2,475)	(2,979)
Net cash used in investing activities	(143,725)	(193,222)

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended June 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$104,720	$166,863
Net decrease in federal funds purchased and repurchase agreements	(16,044)	(36,644)
Net decrease in FHLB borrowings	(6,000)	(20,000)
Issuance of common stock, net of related expense	0	55,641
Stock based employee benefit plans	129	(222)
Dividends paid	0	0
Net cash provided by financing activities	82,805	165,638
Net increase (decrease) in cash and cash equivalents	22,017	(1,447)
Cash and cash equivalents at beginning of period	109,504	109,644
Cash and cash equivalents at end of period	$131,521	$108,197

Supplemental disclosure of non cash investing activities:
Transfers from loans to other real estate owned	4,207	448
Transfers from bank premises to other real estate owned	2,052	1,212

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Seacoast Banking Corporation of Florida and Subsidiaries

Note A – Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Seacoast Banking Corporation of Florida and its subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.

Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain prior period amounts have been reclassified to conform to the current period presentation.

Adoption of new accounting pronouncements

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers,” and all the related amendments (collectively, “ASC 606”) using the modified retrospective approach applied to all contracts in place at that date. Adoption had no material impact on the Company’s consolidated financial statements including no change to the amount or timing of revenue recognized for contracts within the scope of the new standard. Activity in the scope of the new standard includes:

•
Service Charges on Deposits: Seacoast National Bank ("Seacoast Bank") offers a variety of deposit-related services to its customers through several delivery channels including branch offices, ATMs, telephone, mobile, and internet banking. Transaction-based fees are recognized when services, each of which represents a performance obligation, are satisfied. Service fees may be assessed monthly, quarterly, or annually; however, the account agreements to which these fees relate can be cancelled at any time by Seacoast and/or the customer. Therefore, the contract term is considered a single day (a day-to-day contract).

•
Trust Fees: The Company earns trust fees from fiduciary services provided to trust customers which include custody of assets, recordkeeping, collection and distribution of funds. Fees are earned over time and accrued monthly as the Company provides services, and are generally assessed based on the market value of the trust assets under management at a particular date or over a particular period.

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

On January 1, 2018, we adopted ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Upon adoption, we reclassified $0.1 million of accumulated unrealized loss pertaining to an equity investment previously classified as available for sale from Accumulated Other Comprehensive Income to Retained Earnings.

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

Note B – Recently Issued Accounting Standards, Not Yet Adopted

The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on the Company's financial statements:

ASU 2016-02, Leases (Topic 842)
Description
In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases at the commencement date:
1.
A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis.
2.
A right-of-use specified asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.
Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. In July 2018, the FASB issued ASU 2018-11, which provides an additional optional transition method. The additional transition method allows entities to initially apply the new lease standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease standard would continue to be in accordance with current GAAP (Topic 840), including disclosures.

Date of Adoption	This amendment is effective for public business entities for reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted.
Effect on the Consolidated Financial Statements
The Company is in the process of evaluating its existing leases, which are primarily operating leases of branch properties and equipment, to determine the amounts to be recognized as right-of-use assets and lease liabilities.  The Company will adopt the new standard effective January 1, 2019. The effect of adoption on the Company’s consolidated statements of income is not expected to be material.

ASU 2016-13, Financial Instruments –Credit Losses (Topic 326)
Description
In June 2016, the FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures including loan commitments, standby letters of credit, financial guarantees and other similar instruments.

Date of Adoption
This amendment is effective for public business entities for reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods after December 15, 2018, including interim reporting periods within that period.

Effect on the Consolidated Financial Statements
The Company’s transition oversight committee is in the process of evaluating and implementing changes to credit loss estimation models and related processes. Updates to business processes and the documentation of accounting policy decisions are ongoing. The Company may recognize an increase in the allowance for loan losses upon adoption, recorded as a one-time effect cumulative adjustment to retained earnings. However, the magnitude of the impact on the Company's consolidated financial statements has not yet been determined. The Company will adopt this accounting standard effective January 1, 2020.

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

Date of Adoption	The amendments are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those periods.
Effect on the Consolidated Financial Statements	The impact to the Company's consolidated financial statements from the adoption of this pronouncement is not expected to be material.

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

Date of Adoption	The amendments are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those periods.
Effect on the Consolidated Financial Statements	The impact to the Company's consolidated financial statements from the adoption of this pronouncement is not expected to be material.

Note C – Earnings per Share

For the three and six months ended June 30, 2018, options to purchase 479,000 and 378,000 shares, respectively, were antidilutive and not included in the computation of diluted earnings per share, compared to 269,000 and 149,000, respectively, for the three and six months ended June 30, 2017. The dilutive impact of restricted stock and stock options is calculated under the treasury method.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Basic earnings per share
Net income	$16,964	$7,676	$34,991	$15,602
Average common stock outstanding	47,164,909	42,841,152	47,058,958	40,851,273
Net income per share	$0.36	$0.18	$0.74	$0.38

Diluted earnings per share
Net income	$16,964	$7,676	$34,991	$15,602
Average common stock outstanding	47,164,909	42,841,152	47,058,958	40,851,273
Add: Dilutive effect of employee restricted stock and stock options	809,209	715,133	768,688	687,496
Average diluted stock outstanding	47,974,118	43,556,285	47,827,646	41,538,769
Net income per share	$0.35	$0.18	$0.73	$0.38

On February 21, 2017, the Company completed a public offering of 2,702,500 shares of common stock, generating net proceeds to the Company of $55.7 million. In addition, CapGen Capital Group III LP (“CapGen”), in conjunction with the Company’s offering, sold 6,210,000 shares of the Company’s common stock, with no net proceeds to the Company.

Note D – Securities

The gross amortized cost, gross unrealized gains and losses and gross fair value of securities available for sale and held to maturity at June 30, 2018 and December 31, 2017(1) are summarized as follows:

	June 30, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities and obligations of U.S. Government Entities	$8,372	$137	$(44)	$8,465
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	616,152	239	(21,510)	594,881
Private mortgage-backed securities and collateralized mortgage obligations	80,618	918	(404)	81,132
Collateralized loan obligations	226,549	98	(504)	226,143
Obligations of state and political subdivisions	44,491	339	(545)	44,285
Totals	$976,182	$1,731	$(23,007)	$954,906

Debt securities held to maturity
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$324,410	$0	$(11,551)	$312,859
Private mortgage-backed securities and collateralized mortgage obligations	22,127	241	(96)	22,272
Collateralized loan obligations	35,600	57	(1)	35,656
Totals	$382,137	$298	$(11,648)	$370,787

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities and obligations of U.S. Government Entities	$9,475	$274	$(5)	$9,744
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	560,396	1,163	(8,034)	553,525
Private mortgage-backed securities and collateralized mortgage obligations	75,152	1,154	(285)	76,021
Collateralized loan obligations	263,579	798	(68)	264,309
Obligations of state and political subdivisions	45,118	813	(70)	45,861
Totals	$953,720	$4,202	$(8,462)	$949,460

Debt securities held to maturity
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$353,541	$802	$(4,159)	$350,184
Private mortgage-backed securities and collateralized mortgage obligations	22,799	714	(53)	23,460
Collateralized loan obligations	40,523	303	0	40,826
Totals	$416,863	$1,819	$(4,212)	$414,470
(1) December 31, 2017 balances in the tables above reflect certain reclassifications between categories.

There were no sales of securities during the three and six month periods ended June 30, 2018. Proceeds from sales of securities during the three and six month periods ended June 30, 2017 were $3.8 million with gross gains of $21,000 and no gross losses. Included in “Securities (losses)/gains, net” for the three and six month periods ended June 30, 2018, is $0.1 million and $0.2 million, respectively, decline in the value of an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities.

At June 30, 2018, debt securities with a fair value of $172.7 million were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits, and debt securities with a fair value of $200.1 million were pledged as collateral for repurchase agreements.

The amortized cost and fair value of debt securities available for sale and held to maturity at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$0	$0	$15,119	$15,110
Due after one year through five years	3,600	3,599	64,674	64,761
Due after five years through ten years	29,000	29,053	183,806	183,290
Due after ten years	3,000	3,004	15,813	15,732
	35,600	35,656	279,412	278,893
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	324,410	312,859	616,152	594,881
Private mortgage-backed securities and collateralized mortgage obligations	22,127	22,272	80,618	81,132
Totals	$382,137	$370,787	$976,182	$954,906

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of debt securities with unrealized losses and the period of time for which these losses were outstanding at June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Entities	$3,417	$(44)	$0	$0	$3,417	$(44)
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	420,280	(12,087)	468,753	(20,976)	889,033	(33,063)
Private mortgage-backed securities and collateralized mortgage obligations	25,971	(210)	18,468	(291)	44,439	(501)
Collateralized loan obligations	138,769	(502)	0	0	138,769	(502)
Obligations of state and political subdivisions	9,896	(94)	20,330	(451)	30,226	(545)
Totals	$598,333	$(12,937)	$507,551	$(21,718)	$1,105,884	$(34,655)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Entities	$1,107	$(5)	$0	$0	$1,107	$(5)
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	304,723	(2,047)	413,725	(10,146)	718,448	(12,193)
Private mortgage-backed securities and collateralized mortgage obligations	0	0	20,744	(338)	20,744	(338)
Collateralized loan obligations	14,933	(68)	0	0	14,933	(68)
Obligations of state and political subdivisions	5,414	(14)	5,864	(56)	11,278	(70)
Totals	$326,177	$(2,134)	$440,333	$(10,540)	$766,510	$(12,674)

The two tables above include debt securities held to maturity that were transferred from available for sale into held to maturity during 2014. Those securities had unrealized losses of $3.1 million at the date of transfer, and at June 30, 2018, the unamortized balance was $0.9 million. The fair value of those securities in an unrealized loss position for less than twelve months at June 30, 2018 and December 31, 2017 was $57.7 million and $22.9 million, respectively, with unrealized losses of $1.2 million and $0.2 million, respectively. The fair value of those securities in an unrealized loss position for 12 months or more at June 30, 2018 and December 31, 2017 is $13.1 million and $15.3 million, respectively, with unrealized losses of $0.7 million and $0.4 million, respectively.

At June 30, 2018, the Company had $33.1 million of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of government sponsored entities having a fair value of $889 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these debt securities are guaranteed by U.S. government-sponsored entities. Based on our assessment of these mitigating factors, management believes that the unrealized losses on these holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2018, $0.5 million of the unrealized losses pertained to private label debt securities secured by seasoned collateral with a fair value of $44.4 million. Management attributes the loss to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, improving subordination, and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2018, collateralized loan obligations with a fair value of $138.7 million had unrealized losses of $0.5 million. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2018, obligations of state and political subdivisions with a fair value of $30.2 million had unrealized losses of $0.5 million. Management expects to recover the entire amortized cost basis of these securities.

As of June 30, 2018, the Company does not intend to sell debt securities that are in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at June 30, 2018.

Included in other assets is Federal Home Loan Bank and Federal Reserve Bank stock which has a par value of $35 million and $32.5 million as of June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, the Company had not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these investments. Also included in other assets is a $6.2 million investment in a mutual fund carried at fair value.

The Company holds 11,330 shares of Visa Class B stock which, following resolution of pending litigation, will be converted to Visa Class A shares. Under the current conversion ratio that became effective June 28, 2018, the Company expects to receive

1.6298 shares of Class A stock for each share of Class B stock, for a total of 18,465 shares of Visa Class A stock. Our ownership of these shares is related to prior ownership in Visa’s network while Visa operated as a cooperative. The shares are recorded on our financial records at zero basis.

Note E – Loans

Information pertaining to portfolio loans, purchased credit impaired (“PCI”) loans, and purchased unimpaired loans (“PUL”) is as follows:

	June 30, 2018
	Portfolio Loans	PCI Loans	PULs	Total
	(In thousands)
Construction and land development	$250,314	$126	$108,630	$359,070
Commercial real estate	1,297,051	10,878	393,366	1,701,295
Residential real estate	941,728	1,417	160,800	1,103,945
Commercial and financial	548,758	794	69,318	618,870
Consumer	183,718	0	7,118	190,836
Totals [1]	$3,221,569	$13,215	$739,232	$3,974,016

	December 31, 2017
	Portfolio Loans	PCI Loans	PULs	Total
	(In thousands)
Construction and land development	$215,315	$1,121	$126,689	$343,125
Commercial real estate	1,170,618	9,776	459,598	1,639,992
Residential real estate	845,420	5,626	187,764	1,038,810
Commercial and financial	512,430	894	92,690	606,014
Consumer	178,826	0	10,610	189,436
Totals [1]	$2,922,609	$17,417	$877,351	$3,817,377

(1) Net loan balances as of June 30, 2018 and December 31, 2017 include deferred costs of $15.0 million and $12.9 million for each period, respectively.

The following tables present the contractual delinquency of the recorded investment by class of loans as of:

	June 30, 2018
	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total Financing Receivables
	(In thousands)
Portfolio Loans
Construction and land development	$250,053	$44	$0	$0	$217	$250,314
Commercial real estate	1,286,765	788	0	0	9,498	1,297,051
Residential real estate	930,666	2,296	0	0	8,766	941,728
Commerical and financial	543,301	4,544	0	0	913	548,758
Consumer	183,410	144	0	0	164	183,718
Totals	3,194,195	7,816	0	0	19,558	3,221,569

Purchased Unimpaired Loans
Construction and land development	108,017	613	0	0	0	108,630
Commercial real estate	390,619	2,339	0	0	408	393,366
Residential real estate	155,520	1,274	109	0	3,897	160,800
Commerical and financial	67,366	1,459	0	493	0	69,318
Consumer	7,098	20	0	0	0	7,118
Totals	728,620	5,705	109	493	4,305	739,232

Purchased Credit Impaired Loans
Construction and land development	126	0	0	0	0	126
Commercial real estate	9,451	0	0	0	1,427	10,878
Residential real estate	570	0	0	0	847	1,417
Commerical and financial	749	0	0	0	45	794
Consumer	0	0	0	0	0	0
Totals	10,896	0	0	0	2,319	13,215

Totals	$3,933,711	$13,521	$109	$493	$26,182	$3,974,016

	December 31, 2017
	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total Financing Receivables
	(In thousands)
Portfolio Loans
Construction and land development	$215,077	$0	$0	$0	$238	$215,315
Commercial real estate	1,165,738	2,605	585	0	1,690	1,170,618
Residential real estate	836,117	812	75	0	8,416	845,420
Commercial and financial	507,501	2,776	26	0	2,127	512,430
Consumer	178,676	52	0	0	98	178,826
Totals	2,903,109	6,245	686	0	12,569	2,922,609

Purchased Unimpaired Loans
Construction and land development	126,655	34	0	0	0	126,689
Commercial real estate	457,899	979	0	0	720	459,598
Residential real estate	186,549	128	87	0	1,000	187,764
Commercial and financial	92,315	54	0	0	321	92,690
Consumer	10,610	0	0	0	0	10,610
Totals	874,028	1,195	87	0	2,041	877,351

Purchased Credit Impaired Loans
Construction and land development	1,121	0	0	0	0	1,121
Commercial real estate	9,352	0	0	0	424	9,776
Residential real estate	544	642	0	0	4,440	5,626
Commercial and financial	844	0	0	0	50	894
Consumer	0	0	0	0	0	0
Totals	11,861	642	0	0	4,914	17,417

Totals	$3,788,998	$8,082	$773	$0	$19,524	$3,817,377

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

Loans that are not problem or potential problem loans are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Construction and land development	$351,792	$6,456	$822	$0	$359,070
Commercial real estate	1,647,630	19,716	33,949	0	1,701,295
Residential real estate	1,077,202	2,341	24,402	0	1,103,945
Commercial and financial	612,333	214	6,223	100	618,870
Consumer	188,894	1,338	604	0	190,836
Totals	$3,877,851	$30,065	$66,000	$100	$3,974,016

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Construction and land development	$328,127	$10,414	$4,584	$0	$343,125
Commercial real estate	1,586,932	29,273	23,787	0	1,639,992
Residential real estate	1,023,925	4,621	10,203	61	1,038,810
Commercial and financial	593,689	3,237	8,838	250	606,014
Consumer	189,354	0	82	0	189,436
Totals	$3,722,027	$47,545	$47,494	$311	$3,817,377

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

The table below summarizes the changes in accretable yield on PCI loans for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$3,552	$3,510	$3,699	$3,807
Additions	0	0	0	0
Deletions	0	(10)	(43)	(10)
Accretion	(262)	(451)	(705)	(816)
Reclassification from non-accretable difference	(101)	216	238	284
Ending balance	$3,189	$3,265	$3,189	$3,265

Troubled Debt Restructured Loans

The Company’s Troubled Debt Restructuring (“TDR”) concessions granted generally do not include forgiveness of principal balances, but may include interest rate reductions, an extension of the amortization period and/or converting the loan to interest only for a limited period of time. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. Most loans prior to modification were classified as impaired and the allowance for loan losses is determined in accordance with Company policy.

The following table presents loans that were modified during the six months ended:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve Recorded	Valuation Allowance Recorded
	(In thousands)
June 30, 2018
Commercial and financial	1	$98	$0	$0	$0
Totals	1	$98	$0	$0	$0
June 30, 2017
Construction and land development	1	$52	$46	$6	$6
Residential real estate	1	15	15	0	0
Totals	2	$67	$61	$6	$6

During the three and six months ended June 30, 2018, there was one payment default on a loan of $0.1 million that had been modified to a TDR within the previous twelve months, compared to none during the three and six months ended June 30, 2017. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific a allowance for loan loss is assigned in accordance with the Company’s policy.

Impaired Loans

Loans are considered impaired if they are 90 days or more past due, in nonaccrual status, or are TDRs. As of June 30, 2018 and December 31, 2017, the Company’s recorded investment in impaired loans, excluding PCI loans, the unpaid principal balance and related valuation allowance was as follows:

	June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$204	$484	$0
Commercial real estate	2,549	3,764	0
Residential real estate	13,847	18,352	0
Commercial and financial	0	0	0
Consumer	172	211	0
Impaired Loans with an Allowance Recorded:
Construction and land development	224	238	24
Commercial real estate	13,116	13,144	525
Residential real estate	6,820	7,014	933
Commercial and financial	933	927	550
Consumer	267	273	41
Total Impaired Loans
Construction and land development	428	722	24
Commercial real estate	15,665	16,908	525
Residential real estate	20,667	25,366	933
Commercial and financial	933	927	550
Consumer	439	484	41
Totals	$38,132	$44,407	$2,073

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$223	$510	$0
Commercial real estate	3,475	4,873	0
Residential real estate	10,272	15,063	0
Commercial and financial	19	29	0
Consumer	105	180	0
Impaired Loans with an Allowance Recorded:
Construction and land development	251	264	23
Commercial real estate	4,780	4,780	195
Residential real estate	8,448	8,651	1,091
Commercial and financial	2,436	883	1,050
Consumer	282	286	43
Total Impaired Loans
Construction and land development	474	774	23
Commercial real estate	8,255	9,653	195
Residential real estate	18,720	23,714	1,091
Commercial and financial	2,455	912	1,050
Consumer	387	466	43
Totals	$30,291	$35,519	$2,402

Impaired loans also include TDRs where concessions have been granted to borrowers who have experienced financial difficulty. At June 30, 2018 and at December 31, 2017, accruing TDRs totaled $14.2 million and $15.6 million, respectively.

Average impaired loans for the three months ended June 30, 2018 and 2017 were $34.4 million and $32.8 million, respectively. Average impaired loans for the six months ended June 30, 2018 and 2017 were $32.2 million and $31.7 million, respectively. The impaired loans were measured for impairment based on the value of underlying collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. The valuation allowance is included in the allowance for loan losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions in principal. For the three months ended June 30, 2018 and 2017, the Company recorded interest income on impaired loans of $0.6 million and $0.4 million, respectively. For the six months ended June 30, 2018, and 2017, the Company recorded interest income on impaired loans of $0.9 million and $0.7 million, respectively.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, interest income represents the change in present value attributable to the passage of time, and totaled $33,000 and $64,000, respectively, for the three months ended June 30, 2018 and 2017 and $121,000 and $113,000, respectively, for the six months ended June 30, 2018 and 2017.

Note F – Allowance for Loan Losses

Activity in the allowance for loan losses for the three month and six month periods ended June 30, 2018 and 2017 is summarized as follows:

	Three Months Ended June 30, 2018
	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
	(In thousands)
Construction & land development	$2,058	$224	$0	$5	$0	$2,287
Commercial real estate	8,842	210	(14)	103	(15)	9,126
Residential real estate	8,047	414	(27)	433	(17)	8,850
Commercial and financial	7,393	1,630	(1,945)	24	0	7,102
Consumer	1,778	51	(328)	59	(1)	1,559
Totals	$28,118	$2,529	$(2,314)	$624	$(33)	$28,924

	Three Months Ended June 30, 2017
	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
	(In thousands)
Construction & land development	$1,352	$128	$0	$94	$0	$1,574
Commercial real estate	9,861	(167)	(82)	331	(20)	9,923
Residential real estate	7,064	324	(21)	99	(43)	7,423
Commercial and financial	4,635	1,193	(447)	79	0	5,460
Consumer	1,650	(77)	(54)	102	(1)	1,620
Totals	$24,562	$1,401	$(604)	$705	$(64)	$26,000

	Six Months Ended June 30, 2018
	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
	(In thousands)
Construction & land development	$1,642	$635	$0	$10	$0	$2,287
Commercial real estate	9,285	(365)	(14)	250	(30)	9,126
Residential real estate	7,131	1,201	(27)	634	(89)	8,850
Commercial and financial	7,297	1,900	(2,143)	48	0	7,102
Consumer	1,767	243	(635)	186	(2)	1,559
Totals	$27,122	$3,614	$(2,819)	$1,128	$(121)	$28,924

	Six Months Ended June 30, 2017
	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
	(In thousands)
Construction & land development	$1,219	$192	$0	$165	$(2)	$1,574
Commercial real estate	9,273	313	(68)	439	(34)	9,923
Residential real estate	7,483	(100)	(112)	227	(75)	7,423
Commercial and financial	3,636	2,314	(616)	126	0	5,460
Consumer	1,789	(14)	(312)	159	(2)	1,620
Totals	$23,400	$2,705	$(1,108)	$1,116	$(113)	$26,000

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio, excluding PCI loans, and related allowance at June 30, 2018 and December 31, 2017 is shown in the following tables:

	June 30, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
	(In thousands)
Construction & land development	$428	$24	$358,516	$2,263	$358,944	$2,287
Commercial real estate	15,665	525	1,674,752	8,601	1,690,417	9,126
Residential real estate	20,668	933	1,081,860	7,917	1,102,528	8,850
Commercial and financial	933	550	617,143	6,552	618,076	7,102
Consumer	438	41	190,398	1,518	190,836	1,559
Totals	$38,132	$2,073	$3,922,669	$26,851	$3,960,801	$28,924

	December 31, 2017
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
	(In thousands)
Construction & land development	$474	$23	$341,530	$1,619	$342,004	$1,642
Commercial real estate	8,255	195	1,621,960	9,090	1,630,215	9,285
Residential real estate	18,720	1,091	1,014,465	6,040	1,033,185	7,131
Commercial and financial	2,455	1,050	602,666	6,247	605,121	7,297
Consumer	387	43	189,049	1,724	189,436	1,767
Totals	$30,291	$2,402	$3,769,670	$24,720	$3,799,961	$27,122

Loans collectively evaluated for impairment reported at June 30, 2018 included acquired loans that are not PCI loans. At June 30, 2018, the remaining fair value adjustments for loans acquired was approximately $15.5 million, or approximately 2.1% of the outstanding aggregate PUL balances. At December 31, 2017, the remaining fair value adjustments for loans acquired was approximately $19.4 million, or 2.2% of the outstanding aggregate PUL balances. These amounts represent the fair value discount of each PUL and are accreted into interest income over the remaining lives of the related loans on a level yield basis.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	PCI Loans Individually Evaluated for Impairment
	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
	(in thousands)
Construction & land development	$126	$0	$1,121	$0
Commercial real estate	10,878	0	9,776	0
Residential real estate	1,417	0	5,626	0
Commercial and financial	794	0	894	0
Consumer	0	0	0	0
Totals	$13,215	$0	$17,417	$0

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

	June 30, 2018	December 31, 2017
	(In thousands)
Fair-Value of Pledged Securities - overnight and continuous
Mortgage-backed securities and collateralized mortgage
obligations of U.S. Government Sponsored Entities	$200,050	$216,094

Note H – Noninterest Income and Expense

Detail of noninterest income and expenses for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Noninterest income
Service charges on deposit accounts	$2,674	$2,435	$5,346	$4,857
Trust fees	1,039	917	2,060	1,797
Mortgage banking fees	1,336	1,272	2,738	2,824
Brokerage commissions and fees	461	351	820	728
Marine finance fees	446	326	1,019	460
Interchange income	3,076	2,785	6,018	5,419
BOLI income	1,066	757	2,122	1,490
Other income	2,671	1,624	5,044	2,797
	12,769	10,467	25,167	20,372
Securities (losses)/gains, net	(48)	21	(150)	21
Totals	$12,721	$10,488	$25,017	$20,393

Noninterest expense
Salaries and wages	$16,429	$18,375	$31,810	$33,744
Employee benefits	3,034	2,935	6,115	6,003
Outsourced data processing costs	3,393	3,456	7,072	6,725
Telephone/data lines	643	648	1,255	1,180
Occupancy	3,316	4,421	6,433	7,578
Furniture and equipment	1,468	1,679	2,925	3,070
Marketing	1,344	1,074	2,596	1,996
Legal and professional fees	2,301	3,276	4,274	5,408
FDIC assessments	595	650	1,193	1,220
Amortization of intangibles	1,004	839	1,993	1,558
Net losses and disposition expense on other real estate owned	405	297	597	4
Other	4,314	3,975	9,147	7,885
Total	$38,246	$41,625	$75,410	$76,371

Note I – Equity Capital

The Company is well capitalized and at June 30, 2018, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 capital ratio (CET1) regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

Note K – Fair Value

Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2018 and December 31, 2017 included:

	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2018
Available for sale debt securities (1)	$954,906	$100	$954,806	$0
Loans held for sale (2)	14,707	0	14,707	0
Loans (3)	11,525	0	2,822	8,703
Other real estate owned (4)	8,417	0	3,766	4,651
Equity securities (5)	6,193	6,193	0	0

December 31, 2017
Available for sale debt securities (1)(5)	$949,460	$100	$949,360	$0
Loans held for sale (2)	24,306	0	24,306	0
Loans (3)	4,192	0	3,454	738
Other real estate owned (4)	7,640	0	60	7,580
Equity securities (5)	6,344	6,344	0	0
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
(5) Prior to adoption of ASU 2016-1 on January 1, 2018, an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities was classified as an available for sale security. Beginning in 2018, this security is reported at fair value in Other Assets. Fair value is determined based on market quotations.

Loans held for sale: Fair values are based upon estimated values received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of June 30, 2018 and December 31, 2017. The aggregate fair value and contractual balance of loans held for sale as of June 30, 2018 and December 31, 2017 is as follows:

(In thousands)	June 30, 2018	December 31, 2017
Aggregate fair value	$14,707	$24,306
Contractual balance	14,296	23,627
Excess	411	679

Loans: Level 2 loans consist of impaired real estate loans which are collateral dependent. Fair value is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluations are based on the comparative sales approach. Level 3 loans consist of commercial and commercial real estate impaired loans. For these loans evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At June 30, 2018, the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.6%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $11.5 million with a specific reserve of $2.1 million at June 30, 2018, compared to $4.2 million with a specific reserve of $2.4 million at December 31, 2017.

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarter-end valuation process. There were no such transfers during the six months ended June 30, 2018 and 2017.

For loans classified as level 3, the changes included additions of $8.1 million related to loans that became impaired during 2018, offset by paydowns and chargeoffs of $0.2 million for the six months ended June 30, 2018.

For OREO classified as level 3 during the six months ended June 30, 2018, changes included the addition of foreclosed loans of $0.3 million and migrated branches taken out of service of $2.0 million offset by reductions primarily consisting of sales of $5.3 million.

The carrying amount and fair value of the Company’s other financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of June 30, 2018 and December 31, 2017 is as follows:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2018
Financial Assets
Debt securities held to maturity (1)	$382,137	$0	$370,787	$0
Time deposits with other banks	10,562	0	0	10,427
Loans, net	3,933,567	0	0	3,916,436
Financial Liabilities
Deposit liabilities	4,697,440	0	0	4,692,308
Federal Home Loan Bank (FHLB) borrowings	205,000	0	0	204,980
Subordinated debt	70,664	0	61,654	0

December 31, 2017
Financial Assets
Debt securities held to maturity (1)	$416,863	$0	$414,470	$0
Time deposits with other banks	12,553	0	0	12,493
Loans, net	3,786,063	0	0	3,760,754
Financial Liabilities
Deposit liabilities	4,592,720	0	0	4,588,515
Federal Home Loan Bank (FHLB) borrowings	211,000	0	0	211,000
Subordinated debt	70,521	0	61,530	0
(1) See Note D for further detail of individual investment categories.

The short maturity of Seacoast’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions:

cash and due from banks, interest bearing deposits with other banks, federal funds purchased, and debt securities sold under agreements to repurchase, maturing within 30 days.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2018 and December 31, 2017:

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

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial or mortgage. Each loan category is further segmented into fixed and adjustable rate interest terms as well as performing and nonperforming categories. The fair value of loans is calculated by discounting scheduled cash flows through the estimated life including prepayment considerations, using estimated market discount rates that reflect the risks inherent in the loan. Prior to adoption of ASU 2016-1 on January 1, 2018, the estimated fair value of the loan portfolio utilized an “entrance price” approach. Beginning in 2018, the fair value approach considers market-driven variables including credit related factors and reflects an “exit price” as defined in ASC 820.

Deposit Liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.

Note L – Business Combinations

Acquisition of GulfShore Bancshares, Inc.

On April 7, 2017, the Company completed its acquisition of GulfShore Bancshares, Inc. ("Gulfshore"), the parent company of GulfShore Bank. Simultaneously, upon completion of the merger, GulfShore’s wholly owned subsidiary bank, GulfShore Bank, was merged with and into Seacoast Bank. GulfShore, headquartered in Tampa, Florida, operated 3 branches in Tampa and St. Petersburg, all of which have been retained as Seacoast locations. This acquisition added $358 million in total assets, $251 million in loans and $285 million in deposits to Seacoast.

As a result of this acquisition, the Company expects to enhance its presence in the Tampa, Florida market, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The Company acquired 100% of the outstanding common stock of GulfShore. Under the terms of the definitive agreement, GulfShore shareholders received, for each share of GulfShore common stock, the combination of $1.47 in cash and 0.4807 shares of Seacoast common stock (based on Seacoast’s closing price of $23.94 per share on April 7, 2017).

(In thousands, except per share data)	April 7, 2017
Shares exchanged for cash	$8,034

Number of GulfShore Bancshares, Inc. common shares outstanding	5,464
Per share exchange ratio	0.4807
Number of shares of common stock issued	2,627
Multiplied by common stock price per share on April 7, 2017	23.94
Value of common stock issued	$62,883

Total purchase price	$70,917

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

	Initially Reported April 7, 2017	Measurement Period Adjustments	As Adjusted April 7, 2017
		(In thousands)
Assets:
Cash	$55,540	$0	$55,540
Investment securities	316	0	316
Loans, net	250,876	0	250,876
Fixed assets	1,307	0	1,307
Other real estate owned	13	0	13
Core deposit intangibles	3,927	0	3,927
Goodwill	37,098	0	37,098
Other assets	8,572	0	8,572
Totals	$357,649	0	$357,649

Liabilities:
Deposits	$285,350	$0	$285,350
Other liabilities	1,382	0	1,382
Totals	$286,732	0	$286,732

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

Acquisition of NorthStar Banking Corporation

On October 20, 2017, the Company completed its acquisition of NorthStar Banking Corporation (“NSBC”). Simultaneously, upon completion of the merger of NSBC with and into the Company, NSBC’s wholly owned subsidiary bank, NorthStar Bank (“NorthStar”), was merged with and into Seacoast Bank. NorthStar, headquartered in Tampa, Florida, operated three branches in Tampa, of which all have been retained as Seacoast locations. This acquisition added $216 million in total assets, $137 million in loans and $182 million in deposits to Seacoast.

As a result of this acquisition, the Company expects to enhance its presence in the Tampa, Florida market, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

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

	Initially Reported October 20 2017	Measurement Period Adjustments	As Adjusted October 20, 2017
		(In thousands)
Assets:
Cash	$5,485	$0	$5,485
Investment securities	56,123	0	56,123
Loans, net	136,832	0	136,832
Fixed assets	2,637	0	2,637
Core deposit intangibles	1,275	0	1,275
Goodwill	12,404	(99)	12,305
Other assets	1,522	99	1,621
Totals	$216,278	$0	$216,278

Liabilities:
Deposits	$182,443	$0	$182,443
Other liabilities	980	0	980
Totals	$183,423	$0	$183,423
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

As a result of this acquisition, the Company expects to enhance its presence in the Palm Beach, Florida market, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

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

	Initially Reported November 3, 2017	Measurement Period Adjustments	As Adjusted November 3, 2017
	(In thousands)
Assets:
Cash	$9,301	$0	$9,301
Investment securities	22,098	0	22,098
Loans, net	272,090	(1,772)	270,318
Fixed assets	7,641	0	7,641
Core deposit intangibles	2,523	0	2,523
Goodwill	33,428	1,323	34,751
Other assets	9,909	449	10,358
Totals	$356,990	$0	$356,990
Liabilities:
Deposits	$268,633	$0	$268,633
Other liabilities	16,351	0	16,351
Totals	$284,984	$0	$284,984

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

Pro-Forma Information

Pro-forma data for the three and six months ended June 30, 2017 as if the acquisitions of Gulfshore, NSBC and PBCB occurred at the beginning of 2017 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2017

Net interest income	$45,987	$95,554
Net income	11,285	20,828
EPS - basic	0.25	0.46
EPS - diluted	0.25	0.45

Proposed Acquisition of First Green Bancorp, Inc.

On June 11, 2018, the Company announced that it had entered into an agreement and plan of merger with First Green Bancorp, Inc.(“First Green”), the holding company for First Green Bank. The agreement provides that First Green will be merged with and into the Company and that First Green Bank will be merged with and into Seacoast Bank. First Green operates seven branches in the Orlando, Daytona and Fort Lauderdale markets with deposits of approximately $629 million and loans of $629 million as of March 31, 2018. This acquisition is anticipated to close in the fourth quarter of 2018, subject to the receipt of approvals from regulatory authorities, the approval of First Green shareholders and the satisfaction of other closing conditions.

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

•	the effects of war or other conflicts, acts of terrorism, natural disasters or other catastrophic events that may affect general economic conditions;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

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

SECOND QUARTER 2018

Strategic Overview

Seacoast continues to execute its balanced growth strategy, a combination of organic growth and accretive acquisitions.
We remain confident in our ability to achieve our Vision 2020 targets announced at our Investor Day in early 2017. We continue to monitor the impact of the Tax Reform Act and believe the impact of this legislation will more fully materialize in the marketplace moving forward. Additionally, we announced the acquisition of First Green Bancorp, Inc., (see “Note L – Business Combinations) which is expected to close early in the fourth quarter of 2018. We believe both the Tax Reform Act and the acquisition of First Green Bancorp, Inc. reinforce our ability to achieve these objectives.

Vision 2020 Targets
Return on Tangible Assets	1.30%+
Return on Tangible Common Equity	16%+
Efficiency Ratio	Below 50%

Results of Operations

Earnings Overview

Second quarter 2018 and year to date results

For the second quarter of 2018, Seacoast reported net income of $17.0 million, or $0.35 per average common diluted share, compared to $18.0 million or $0.38 for the prior quarter and $7.7 million or $0.18 for the second quarter of 2017. For the six months ended June 30, 2018, net income was $35.0 million or $0.73 per average common diluted share, compared to $15.6 million or $0.38 for the six months ended June 30, 2017. Adjusted net income1 (a non-GAAP measure) totaled $18.3 million, or $0.38 per average common diluted share, compared to $19.3 million or $0.40 for the prior quarter and $12.7 million or $0.29 for the second quarter of 2017. For the six months ended June 30, 2018, adjusted net income1 totaled $37.6 million or $0.79 per average common diluted share, compared to $22.9 million or $0.55 for the six months ended June 30, 2017.

1Non-GAAP measure. See the reconciliation of net income to adjusted net income.

	Second Quarter	First Quarter	Second Quarter	Six Months Ended June 30,
	2018	2018	2017	2018	2017
Return on average tangible assets	1.24%	1.34%	0.66%	1.29%	0.70%
Return on average tangible shareholders' equity	13.1	14.4	7.3	13.7	7.9
Efficiency ratio	58.4	57.8	73.9	58.1	72.6

Adjusted return on average tangible assets[1]	1.28%	1.38%	1.02%	1.33%	0.96%
Adjusted return on average tangible shareholders' equity[1]	13.5	14.8	11.2	14.1	11.0
Adjusted efficiency ratio[1]	57.3	57.1	61.2	57.2	62.8

1Non-GAAP measure. See the reconciliation of net income to adjusted net income and noninterest expenses to adjusted noninterest expenses.

For the six months ended June 30, 2018, adjusted return on average tangible assets1 met our Vision 2020 target, while our adjusted return on average tangible shareholders' equity1 and adjusted efficiency ratio1, although not meeting our Vision 2020 target, were significantly improved when compared to the six months ended June 30, 2017.

Net Interest Income and Margin

Net interest income for the quarter totaled $50.2 million, increasing $0.4 million or 1% during the second quarter of 2018 compared to first quarter 2018, and was $6.1 million or 14% higher than second quarter 2017. For the six months ended June 30, 2018, net interest income totaled $100.0 million, an increase of $17.6 million or 21.4% compared to the six months ended June 30, 2017. Net interest margin was 3.77% in the second quarter 2018, compared to 3.80% for first quarter 2018 and 3.84% in the prior year’s second quarter. Loan growth, balance sheet mix and increases in benchmark interest rates have been the primary forces affecting net interest income and net interest margin results. Acquisitions have further accelerated these trends. Organic loan growth of $237 million or 7% since June 30, 2017, the addition of $137 million in loans from the NorthStar merger and $270 million from the PBCB merger, all contributed to the net interest income improvement year over year for the second quarter and six months ended June 30, 2018. Net interest income for 2018 should continue to benefit from the full year impact of acquisitions completed in 2017.

The following table details the trend for net interest income and margin results (on a tax equivalent basis, a non-GAAP measure), the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(Dollars in thousands)	Net Interest Income (1)	Net Interest Margin (1)	Yield on Earning Assets (1)	Rate on Interest Bearing Liabilities
Second quarter 2018	$50,294	3.77%	4.25%	0.71%
First quarter 2018	49,853	3.80%	4.23%	0.62%
Second quarter 2017	44,320	3.84%	4.12%	0.41%

Six Months Ended June 30, 2018	100,147	3.78%	4.24%	0.67%
Six Months Ended June 30, 2017	82,697	3.74%	4.01%	0.38%

(1) On tax equivalent basis, a non-GAAP measure.

Contributing to the 3 basis point decrease in net interest margin for second quarter 2018 compared to first quarter 2018 was a $0.5 million slowdown in accretion from discounts on acquired loans quarter over quarter, and higher prepayments on the non-acquired originated loan portfolio, which impacted loan growth by 3%. The $0.5 million slowdown in accretion translated to a 4 basis point decline in net interest margin from first quarter 2018. Removing the impact of accretion of purchase discounts on acquired loans, the net interest margin was 3.61% for second quarter 2018, compared to 3.60% in the first quarter 2018, and 3.59% in the second quarter of 2017. For the six months ended June 30, 2018, a steepening of the Treasury yield curve and higher short term rates, including add-on rates for new loan production, contributed to the 4 basis point improvement in net interest margin, compared to the first six months of June 30, 2017. Our loan and debt securities yields were each 16 basis points higher, and our yield on federal funds sold and other investments was 112 basis points higher, compared to results for the six months ended June 30, 2017.

Partially offsetting, the rate for interest bearing funding was higher by 29 basis points, when comparing the same half year periods for 2018 and 2017.

Total average loans increased $681.6 million or 21% for second quarter 2018 compared to second quarter 2017, and increased $76.1 million or 2% from first quarter 2018. Average debt securities increased $67.2 million or 5% for second quarter 2018 year over year and were $37.6 million or 3% lower from 2018’s first quarter. For the six months ended June 30, 2018, average loans were $816.9 million or 26% higher and debt securities increased $77.0 million or 6%, respectively, compared to the six months ended June 30, 2017.

Average loans as a percentage of average earning assets totaled 73.7% during the second quarter of 2018, compared to 72.8% during the first quarter of 2018 and 70.6% a year ago. As average total loans as a percentage of earning assets increased, the mix of loans has remained fairly stable, with volumes related to commercial real estate representing 47.5% of total loans at June 30, 2018, compared to 47.9% at December 31, 2017 and 48.1% at June 30, 2017 (see “Loan Portfolio”).

Loan production is detailed in the following table for the periods specified:

	Second Quarter	First Quarter	Second Quarter	Six Months Ended June 30,
(Dollars in thousands)	2018	2018	2017	2018	2017
Commercial pipeline	$194,928	$122,743	$146,355	$194,928	$146,355
Commercial loans closed	140,437	122,064	110,171	262,501	204,766

Residential pipeline	$63,714	$70,755	$71,667	$63,714	$71,667
Residential loans retained	75,036	79,053	85,111	154,089	163,416
Residential loans sold	52,175	49,687	45,990	101,862	85,834

Consumer and small business pipeline	$52,915	$50,361	$49,724	$52,915	$49,724
Consumer and small business originations	104,910	98,381	97,858	203,291	187,404

Consumer and small business originations reached $105 million during the second quarter of 2018 and $203 million year to date for 2018, and commercial loans closed totaled $140 million for the second quarter of 2018 and $263 million year to date for 2018. Closed residential loans during the quarter and year to date for 2018 totaled $127 million and $256 million, respectively, reflecting continued strong performance.

Pipelines (loans in underwriting and approval or approved and not yet closed) remained strong at $195 million in commercial, $64 million in mortgage, and $53 million in consumer and small business at June 30, 2018. Commercial pipelines increased $72 million or 59%, over first quarter 2018, and were $49 million or 33% higher compared to June 30, 2017. Mortgage pipelines decreased $7 million or 10%, compared to first quarter 2018, and declined $8 million or 11% from June 30, 2017. The consumer and small business pipeline was higher from first quarter 2018 by $3 million or 5%, and improved from June 30, 2017 by $3 million or 6%.

New commercial personnel in the Tampa market from the NorthStar acquisition and from PBCB in West Palm Beach, and the addition of two new commercial banking team leaders and four commercial bankers during the second quarter of 2018, provide an additional opportunity for further growth to our balance sheet. Also, the planned addition of ten new commercial lenders in the second half of 2018, and of lending personnel from the First Green acquisition, anticipated to close early in the fourth quarter of this year, is expected to provide additional growth.

Customer relationship funding is detailed in the following table for the periods specified:

Customer Relationship Funding
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
(Dollars in thousands)	2018	2018	2017	2017	2017
Noninterest demand	$1,463,652	$1,488,261	$1,400,227	1,284,118	$1,308,458
Interest-bearing demand	976,281	1,015,054	1,050,755	935,097	934,861
Money market	1,023,170	1,035,531	931,458	870,788	861,119
Savings	444,736	437,878	434,346	379,499	376,825
Time certificates of deposit	789,601	742,819	775,934	643,098	494,195
Total deposits	$4,697,440	$4,719,543	4,592,720	4,112,600	$3,975,458

Customer sweep accounts	$200,050	$173,249	216,094	142,153	$167,558

Total core customer funding[1]	$4,107,889	$4,149,973	4,032,880	3,611,655	$3,648,821

Noninterest demand deposits as % of total deposits	31.2%	31.5%	30.5%	31.2%	32.9%
(1)Total deposits and customer sweep accounts, excluding time certificates of deposit

The Company’s balance sheet continues to be primarily core deposit funded. Core customer funding increased to $4.1 billion at June 30, 2018, a 2% increase from December 31, 2017 and a 13% increase from June 30, 2017. Excluding acquisitions, core customer funding increased by $193 million, or 5%, from one year ago. Seacoast’s weighted average rate paid on total deposits (including noninterest demand deposits) remains low at 0.36% for the six months ended June 30, 2018, and, despite an increase of 21 basis points from the six months ended June 30, 2017, reflects the significant value of the deposit franchise.

Short-term borrowings were entirely comprised of sweep repurchase agreements with Seacoast Bank customers at June 30, 2018 and 2017. No federal funds purchased were utilized at June 30, 2018 or 2017. The average rate on customer repurchase accounts was 0.69% for the six months ended June 30, 2018, compared to 0.39% for the same period during 2017.

FHLB borrowings totaled $205.0 million at June 30, 2018, with an average rate of 1.64% paid during the six months ended June 30, 2018 . FHLB borrowings averaged $218.3 million for 2018, declining $156.4 million or 41.7%, compared to the six months ended June 30, 2017. For 2018, average subordinated debt of $70.6 million related to trust preferred securities issued by subsidiary trusts of the Company (including subordinated debt for Grand and BANKshares assumed on July 17, 2015 and October 1, 2014) carried an average cost of 4.30%.

We have a positive interest rate gap and our net interest margin should benefit from rising interest rates. Further increases in interest rates are likely, and the Company’s asset sensitivity is further enhanced by its low cost deposit portfolio (see “Interest Rate Sensitivity”).

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis) for the periods presented:

AVERAGE BALANCES, INTEREST INCOME AND EXPENSES, YIELDS AND RATES 1
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

	2018						2017
	Second Quarter			First Quarter			Second Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,324,280	$9,389	2.84%	$1,361,277	$9,361	2.75%	$1,261,017	$8,379	2.66%
Nontaxable	32,055	273	3.41	32,640	307	3.76	28,092	316	4.50
Total Securities	1,356,335	9,662	2.85	1,393,917	9,668	2.77	1,289,109	8,695	2.70

Federal funds sold and other investments	49,387	585	4.75	56,173	616	4.45	72,535	604	3.34

Loans, net	3,948,460	46,549	4.73	3,872,369	45,284	4.74	3,266,812	38,263	4.70

Total Earning Assets	5,354,182	56,796	4.25	5,322,459	55,568	4.23	4,628,456	47,562	4.12

Allowance for loan losses	(29,234)			(27,469)			(25,276)
Cash and due from banks	110,549			113,899			99,974
Premises and equipment	64,445			65,932			59,415
Intangible assets	166,393			167,136			114,563
Bank owned life insurance	121,008			122,268			87,514
Other assets	90,692			87,463			117,356
Total Assets	$5,878,035			$5,851,688			$5,082,002

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$996,929	$492	0.20%	$1,001,672	$450	0.18%	$949,981	$262	0.11%
Savings	439,691	118	0.11	435,433	104	0.10	378,989	51	0.05
Money market	1,027,705	1,378	0.54	976,498	984	0.41	868,427	541	0.25
Time deposits	790,404	2,629	1.33	776,807	2,179	1.14	432,805	814	0.75
Federal funds purchased and securities sold under agreements to repurchase	179,540	334	0.75	175,982	274	0.63	174,715	194	0.45
Federal Home Loan Bank borrowings	160,846	741	1.85	276,389	1,030	1.51	323,780	780	0.97
Other borrowings	70,623	810	4.60	70,550	694	3.99	70,343	600	3.42
Total Interest-Bearing Liabilities	3,665,738	6,502	0.71	3,713,331	5,715	0.62	3,199,040	3,242	0.41
Noninterest demand	1,473,331			1,413,967			1,283,255
Other liabilities	29,292			29,150			32,259
Total Liabilities	5,168,361			5,156,448			4,514,554

Shareholders' equity	709,674			695,240			567,448
Total Liabilities & Equity	$5,878,035			$5,851,688			$5,082,002

Interest expense as a % of earning assets			0.49%			0.44%			0.28%
Net interest income as a % of earning assets		$50,294	3.77%		$49,853	3.80%		$44,320	3.84%
(1)On a fully taxable equivalent basis, a non-GAAP measure, as defined (see Non-GAAP measure below). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

	2018			2017
	Year to Date			Year to Date
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,342,676	$18,750	2.79%	$1,270,081	$16,466	2.59%
Nontaxable	32,346	580	3.59	27,963	757	5.41
Total Securities	1,375,022	19,330	2.81	1,298,044	17,223	2.65

Federal funds sold and other investments	52,761	1,201	4.59	64,697	1,114	3.47

Loans, net	3,910,625	91,833	4.74	3,093,700	70,212	4.58

Total Earning Assets	5,338,408	112,364	4.24	4,456,441	88,549	4.01

Allowance for loan losses	(28,356)			(24,658)
Cash and due from banks	112,215			102,872
Premises and equipment	65,184			59,101
Intangible assets	166,762			96,819
Bank owned life insurance	121,635			86,170
Other assets	89,086			115,184
Total Assets	$5,864,934			$4,891,929

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$999,287	$942	0.19%	$892,432	$425	0.10%
Savings	437,574	222	0.10	366,291	95	0.05
Money market	1,002,243	2,362	0.48	836,289	958	0.23
Time deposits	783,643	4,808	1.24	390,211	1,380	0.71
Federal funds purchased and securities sold under agreements to repurchase	177,771	608	0.69	177,891	347	0.39
Federal Home Loan Bank borrowings	218,298	1,771	1.64	374,680	1,482	0.80
Other borrowings	70,587	1,504	4.30	70,308	1,165	3.34
Total Interest-Bearing Liabilities	3,689,403	12,217	0.67	3,108,102	5,852	0.38
Noninterest demand	1,443,813			1,233,809
Other liabilities	29,221			32,593
Total Liabilities	5,162,437			4,374,504

Shareholders' equity	702,497			517,425
Total Liabilities & Equity	$5,864,934			$4,891,929

Interest expense as a % of earning assets			0.46%			0.26%
Net interest income as a % of earning assets		$100,147	3.78%		$82,697	3.74%
(1) On a fully taxable equivalent basis, a non-GAAP measure, as defined (see Non-GAAP measure below). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Taxable Equivalent Measure

Fully taxable equivalent net interest income and net interest margin is a common term and measure used in the banking industry but is not a term used under GAAP. We believe that these presentations of tax-equivalent net interest income and tax equivalent net interest margin aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. We further believe these non-GAAP measures enhance investors’ understanding of the Company’s business and performance, and facilitate an understanding of performance trends and comparisons with the performance of other financial institutions. The limitations associated with these measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently, including as a result of using different assumed tax rates. These disclosures should not be considered as an alternative to GAAP. The following information is provided to reconcile GAAP measures and tax equivalent net interest income and net interest margin on a tax equivalent basis.

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(Dollars in thousands)	2018	2018	2017	2018	2017
Nontaxable interest income adjustment	$87	$91	$164	$178	$376
Tax Rate	21%	21%	35%	21%	35%
Net interest income (TE)	$50,294	$49,853	$44,320	$100,147	$82,697
Total net interest income (not TE)	50,207	49,762	44,156	99,969	82,321
Net interest margin (TE)	3.77%	3.80%	3.84%	3.78%	3.74%
Net interest margin (not TE)	3.76	3.79	3.83	3.78	3.73
 TE = Tax Equivalent

Noninterest Income

Noninterest income totaled $12.7 million for the second quarter of 2018, an increase of $0.4 million or 3% compared to the first quarter of 2018 and an increase of $2.2 million or 21% from the second quarter of 2017. For the six months ended June 30, 2018, noninterest income totaled $25.0 million, 23% higher than the six months ended June 30, 2017. Results for the six months reflect growth across our businesses resulting in revenue improvement in nearly every category. We continue to benefit from the investments we have made in wealth management and SBA lending. For the six months ended June 30, 2018, noninterest income (excluding securities losses) accounted for 20.1% of total revenue (net interest income plus noninterest income, excluding securities losses), compared to 19.2% for the six months ended June 30, 2017.

Noninterest income for the second and first quarters of 2018, compared to the second quarter of 2017, and for the six months ended June 30, 2018 and 2017 is detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(Dollars in thousands)	2018	2018	2017	2018	2017
Service charges on deposit accounts	$2,674	$2,672	$2,435	$5,346	$4,857
Trust fees	1,039	1,021	917	2,060	1,797
Mortgage banking fees	1,336	1,402	1,272	2,738	2,824
Brokerage commissions and fees	461	359	351	820	728
Marine finance fees	446	573	326	1,019	460
Interchange income	3,076	2,942	2,785	6,018	5,419
BOLI income	1,066	1,056	757	2,122	1,490
Other income	2,671	2,373	1,624	5,044	2,797
	12,769	12,398	10,467	25,167	20,372
Securities gains (losses), net	(48)	(102)	21	(150)	21
Total	$12,721	$12,296	$10,488	$25,017	$20,393

For the second quarter of 2018 and six months ended June 30, 2018, most categories of service fee income showed year over year growth. Service charges on deposit accounts increased 10.1% and interchange income improved 11.1% for the six months ended June 30, 2018, compared to prior year. These increases reflect continued strength in deepening relationships with new and existing customers and benefits from acquisition activity. Overdraft fees represented 54% of total service charges on deposits during the six months ended June 30, 2018, versus 57% for all of 2017. The increase in interchange revenue reflects higher business volumes transacted.

Wealth management, including brokerage commissions and fees, and trust fees, gained momentum during the second quarter of 2018, increasing 8.7% from first quarter 2018, and for the six months ended June 30, 2018, increased 14.1% compared to the same period in 2017. Trust fees increased 14.6% and brokerage commissions and fees were 12.6% higher for the six months, year over year. This increase is the result of a growing sales and support team, industry leading products including digital tools, and the benefit of direct referrals from the branches and lending network. We expect wealth management revenues to grow over time.

Mortgage production was higher during the six months ended June 30, 2018 compared to 2017’s first half (see “Loan Portfolio”), and the amount of loans sold was higher as well, but spreads were narrower with mortgage banking activity generating fees that were 3.0% lower, compared to the six months ended June 30, 2017. Originated residential mortgage loans are processed by commissioned employees of Seacoast, with many mortgage loans referred by the Company’s branch personnel.

Marine finance revenue was higher for 2018, increasing 36.8% and 121.5%, respectively, for the second quarter of 2018 and six months ended June 30, 2018, compared to the same periods in 2017. Continued demand for marine vessel financing and a larger portion of originations being sold were primary contributors to the improvement. In addition to our principal office in Ft. Lauderdale, Florida, we continue to use third party independent contractors in Texas and on the west coast of the United States to assist in generating marine loans.

BOLI income was significantly higher for the second quarter of 2018, up 40.8% year over year, and and up 42.4% for the six months ended June 30, 2018, primarily the result of additions during 2017. At June 30, 2018, this asset totaled $122 million, a 38.2% increase compared to the ending balance at June 30, 2017, as well as the average balance for the six month period ended June 30, 2017. Higher income is expected to benefit the Company over the remainder of 2018 and prospectively.

Other income was 80.3% higher year over year for the six months ended June 30, 2018. Of the increase of $2.2 million, continued progress by our Small Business Administration (“SBA”) lending group generated incremental fees of $1.5 million for 2018 year to date, and additional income of $0.3 million was distributed from a Community Reinvestment Act ("CRA") investment. A general increase in other fee categories also occurred, including wire transfer fees, check cashing fees, miscellaneous loan related fees, and other miscellaneous fees.

Noninterest Expenses

Noninterest expenses for the second quarter of 2018 totaled $38.2 million, decreasing $3.4 million or 8.1% compared to second quarter 2017, and were $1.0 million lower for the six months ended June 30, 2018, compared to 2017. Noninterest expenses for the second and first quarters of 2018, compared to second quarter 2017, and the six months ended June 30, 2018 and 2017, is detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(Dollars in thousands)	2018	2018	2017	2018	2017
Noninterest expense
Salaries and wages	$16,429	$15,381	$18,375	$31,810	$33,744
Employee benefits	3,034	3,081	2,935	6,115	6,003
Outsourced data processing costs	3,393	3,679	3,456	7,072	6,725
Telephone/data lines	643	612	648	1,255	1,180
Occupancy	3,316	3,117	4,421	6,433	7,578
Furniture and equipment	1,468	1,457	1,679	2,925	3,070
Marketing	1,344	1,252	1,074	2,596	1,996
Legal and professional fees	2,301	1,973	3,276	4,274	5,408
FDIC assessments	595	598	650	1,193	1,220
Amortization of intangibles	1,004	989	839	1,993	1,558
Foreclosed property expense and net (gain)/loss on sale	405	192	297	597	4
Other	4,314	4,833	3,975	9,147	7,885
TOTAL	$38,246	$37,164	$41,625	$75,410	$76,371

Efficiency ratio[1]	58.4%	57.8%	73.9%	58.1%	72.6%
(1)Efficiency ratio is defined as (noninterest expense less foreclosed property expense and amortization of intangibles) divided by net operating revenue (net interest income on a fully tax equivalent basis plus noninterest income excluding securities gains)

Merger related charges were lower for 2018, totaling $0.7 million and $1.2 million for the second quarter and six months ended June 30, 2018, respectively. The second quarter of 2017 included charges totaling $5.1 million associated primarily with the GulfShore acquisition, and $1.9 million for branch consolidation initiatives. For the six months ended June 30, 2017, these expenses included costs in the first quarter 2017 related to a realignment of the executive team structure and expenses associated with a reduction in workforce initiative. Adjusted noninterest expense2 (a non-GAAP measure, see table below for a reconciliation to noninterest expense, the most comparable GAAP number) was $36.5 million and $72.3 million for the second quarter and six months ended June 30, 2018, respectively, increasing $0.8 million or 2% compared to the first quarter of 2018, $2.7 million or 8% compared to the prior year’s second quarter, and $7.5 million or 11.6% for the six months ended June 30, 2018, compared to prior year.

	Second Quarter	First Quarter	Second Quarter	Six Months Ended June 30,
(Dollars in thousands)	2018	2018	2017	2018	2017
Noninterest expense, as reported	$38,246	$37,164	$41,625	$75,410	$76,371

Merger related charges	695	470	5,081	1,165	5,614
Amortization of intangibles	1,004	989	839	1,993	1,558
Branch reductions and other expense initiatives[1]	0	0	1,876	0	4,448
Total adjustments	1,699	1,459	7,796	3,158	11,620

Adjusted noninterest expense[2]	$36,547	$35,705	$33,829	$72,252	$64,751

Adjusted efficiency ratio [2,3]	57.3%	57.1%	61.2%	57.2%	62.8%
(1)Includes severance payments, contract termination costs, disposition of branch premises and fixed assets, and other costs to accomplish branch consolidation and other expense reduction strategies.
(2)Non-GAAP measure.
(3)Efficiency ratio is defined as (noninterest expense less foreclosed property expense and amortization of intangibles) divided by the net operating revenue (net interest on a fully tax equivalent basis plus noninterest income excluding securities gains).

Seacoast management expects its efficiency ratios to improve in 2018. The Company anticipates that in 2018 improvements to our processes and tools for commercial banking, investment in talent and tools for our enterprise risk management and technology functions, and further upgrades to our analytics and digital marketing capabilities, will help scale our organization appropriately, and will continue to deliver sustainable earnings growth.

For 2018, salaries and wages totaled $15.4 million for the first quarter, $16.4 million for the second quarter, and aggregated to $31.8 million for the six months ended June 30, 2018. Salaries and wages were $1.9 million lower year over year, compared to the six months ended June 30, 2017. The increase in noninterest expense for second quarter 2018 compared to first quarter 2018 was the result of continued investments in both talent and technology in the organization. We acquired two commercial banking team leaders, four commercial bankers, and made investments in talent to support scaling the organization prudently. During the second quarter of 2018, we granted 191,000 restricted shares, along with performance awards for up to an additional 356,000 shares upon meeting certain performance criteria.  All were granted deep into the organization, with the goal of providing meaningful value to our associates for achieving our Vision 2020 objectives. Base salaries were $3.2 million or 13% higher for the first six months of 2018 compared to a year ago, reflecting our investment in talent and the full impact of additional personnel retained as part of the 2017 acquisitions of GulfShore, NorthStar and PBCB. Improved revenue generation and lending production, and expectations for performance results in 2018, among other factors, resulted in commissions, sales and equity award expense (aggregated) that were $1.3 million higher for the six months ended June 30, 2018, compared to the first half of 2017. Temporary services were higher by $0.4 million, but severance costs and cash incentives decreased $1.8 million and $2.8 million compared to the six months ended June 30, 2017, reflecting the impact of merger activities and executive realignment a year ago. Deferred loan origination costs (a contra expense), increased $2.2 million year over year, reflecting a greater number of loans produced during the first half of 2018, versus 2017.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $3.7 million and $3.4 million for the first and second quarters of 2018, respectively, totaling $7.1 million for the six months ended June 30, 2018, an increase of $0.3 million or 5.2% from the first six months of 2017. The primary cause for the increase year over year was software licensing and maintenance costs aggregating to $0.5 million.

Total occupancy, furniture and equipment expenses for the first and second quarters of 2018 totaled $4.6 million and $4.8 million, respectively, and were $9.4 million for the six months ended June 30, 2018. These costs were $1.3 million lower compared to the six months ended June 30, 2017. Asset write-offs related to branch closures was the primary contributor to the reduction in expense, and were $2.1 million lower for the six months ended June 30, 2018, compared to a year ago. We believe branches are still valuable to our customers for more complex transactions, but simple tasks, such as depositing and withdrawing funds, are rapidly migrating to the digital world. Our goal at the beginning of 2017 was to close 20% of our locations over the next 24 to 36 months. During 2018 we consolidated two office locations in the first quarter and none in the second quarter, compared to five locations for the six months ended June 30, 2017. Partially offsetting were lease payments and depreciation expense, higher by $0.4 million and $0.5 million, respectively, for the first half of 2018 compared to the first six months of 2017.

For the first and second quarters of 2018, marketing expenses (including sales promotion costs, ad agency production and printing costs, digital, newspaper, TV and radio advertising, and other public relations costs) totaled $1.3 million, and aggregated to $2.6 million for the six months ended June 30, 2018, increasing by $0.6 million or 30.1% compared to prior year. Costs associated with direct mail, corporate sponsorships, and local market corporate events were equal contributors to the $0.6 million rise, and were incurred to solidify customer acquisition and corporate brand awareness.

Legal and professional fees for the first and second quarters of 2018 were lower by $0.2 million or 7.4% and $1.0 million or 29.8%, respectively, from 2017's corresponding two quarters.

For the six months ended June 30, 2018, net losses (gains) and disposition expense on OREO increased $0.6 million compared to 2017, with gains on sale of $0.2 million in 2017 and losses on sale of $0.3 million for 2018 (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Other expense totaled $4.8 million and $4.3 million for the first and second quarters of 2018, respectively, and increased $1.3 million or 16.0% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Primary contributors to the $1.3 million increase were SBA and marine lending fees (up $0.3 million compared to a year ago), losses and charge-offs related to robbery (up $0.3 million), loan servicing costs (up $0.2 million), and other higher expenses related to the growth of the business.

Income Taxes

The Tax Reform Act, enacted by the U.S. Congress and signed by the President of the United States near the end of December 2017, had a significant impact on our deferred tax position and provision for taxes at year-end 2017. The new legislation resulted in additional provisioning of $8.6 million during the fourth quarter of 2017 to reflect the decline in value of net deferred tax assets. That additional provisioning is an estimate and is subject to additional procedures which could result in further adjustments in future periods.

For the six months ended June 30, 2018 and 2017, provision for income taxes totaled $11.0 million and $8.0 million, respectively. The Company’s overall effective tax rate decreased to 23.9% for the first six months of 2018 from 34.0% for the first six months a year ago, reflecting the benefit of a lower federal rate the legislation provides, offset by a $248,000 write down of deferred tax assets arising from measurement period adjustments on a 2017 bank acquisition recorded in the first quarter of 2018. Additionally, discrete benefits related to share-based compensation provided a tax benefit of $354,000 for the six months ended June 30, 2018, compared to $565,000 for the six months June 30, 2017.

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

The following table provides reconciliation between GAAP net income and adjusted net income.

	Second Quarter	First Quarter	Second Quarter	Six Months Ended June 30,
(Dollars in thousands except per share data)	2018	2018	2017	2018	2017
Net income, as reported:
Net income	$16,964	$18,027	$7,676	$34,991	$15,602

Diluted earnings per share	$0.35	$0.38	$0.18	$0.73	$0.38

Adjusted net income:
Net income	$16,964	$18,027	$7,676	$34,991	$15,602
Security (gains) losses	48	102	(21)	150	(21)
Total adjustments to revenue	48	102	(21)	150	(21)

Merger related charges	695	470	5,081	1,165	5,614
Amortization of intangibles	1,004	989	839	1,993	1,558
Branch reductions and other expense initiatives[1]	0	0	1,876	0	4,448
Total adjustments to noninterest expenses	1,699	1,459	7,796	3,158	11,620

Effective tax rate on adjustments	(443)	(538)	(2,786)	(981)	(4,266)
Effect of change in corporate tax rate	0	248	0	248	0
Adjusted net income	$18,268	$19,298	$12,665	$37,566	$22,935

Adjusted diluted earnings per share	$0.38	$0.40	$0.29	$0.79	$0.55

1 Includes severance, contract termination costs, disposition of branch, premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.

Financial Condition

Total assets increased $112.6 million or 1.9% from December 31, 2017, benefiting from new relationships derived through our recent acquisitions of NorthStar in October 2017 and PBCB in November of 2017, along with organic growth.

Securities

Information related to maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.

At June 30, 2018, the Company had $954.9 million in debt securities available for sale, and $382.1 million in debt securities held to maturity. The Company's total debt securities portfolio decreased $29.3 million or 2.1% from December 31, 2017. Given the current interest rate environment, the securities portfolio is being used as a liquidity source to fund loan growth. Debt security purchases for the six months ended June 30, 2018 aggregated to $101 million, and were less than maturities (principally pay-downs) over the same period. Debt security purchases during the first, second, third and fourth quarters of 2017 totaled $43 million, $213 million, $35 million and $220 million, respectively. Securities acquired from GulfShore in the second quarter of 2017 were nominal, and securities acquired from NorthStar and PBCB aggregated to $78.2 million. Funding for investments in 2017 was derived from liquidity, both legacy and that acquired in mergers, and increases in funding from our core customer deposit base and FHLB borrowings.

During the six months ended June 30, 2018, no sales of debt securities were transacted. During the six months ended June 30, 2017, sales of securities resulted in proceeds of $3.8 million (including net gains of $21,000). Management believes the securities sold had minimal opportunity to further increase in value.

Debt securities are generally acquired which return principal monthly. During 2018, maturities (primarily comprised of pay-downs) totaled $112 million. During the six months ended June 30, 2017, maturities (primarily pay-downs) totaled $168 million. Securities that are fixed rate comprise 62% of the total debt securities portfolio, with remaining securities in the portfolio adjustable rate, or 38% of the total portfolio. The modified duration of the investment portfolio at June 30, 2018 was 3.6 years, compared to 4.4 years at December 31, 2017.

At June 30, 2018, available for sale debt securities had gross unrealized losses of $23.0 million and gross unrealized gains of $1.7 million, compared to gross unrealized losses of $8.5 million and gross unrealized gains of $4.2 million at December 31, 2017. All of the debt securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the debt securities with unrealized losses are not other than temporarily impaired and the Company has the intent and ability to retain these debt securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the debt securities portfolio to be high. The Company has no exposure to debt securities with subprime collateral. The Company does not have an investment position in trust preferred securities. The credit quality of the Company’s debt securities holdings are primarily investment grade.

Loan Portfolio

Total loans (net of unearned income and excluding the allowance for loan losses) were $3.97 billion at June 30, 2018, $156.6 million or 4.1% more than at December 31, 2017. During 2018, loan growth has continued across all business lines. For 2018, $263 million in commercial and commercial real estate loans were originated compared to $205 million for the six months ended June 30, 2017. Our loan pipeline for commercial and commercial real estate loans totaled $195 million at June 30, 2018, a record high. The Company also closed $256 million in residential loans during 2018, compared to $249 million for the first half of 2017. The residential mortgage pipeline at June 30, 2018 totaled $64 million, versus $49 million at December 31, 2017. Consumer and small business originations have totaled $203 million since year end 2017, higher by $16 million compared to the six months ended June 30, 2017, and the pipeline for these loans was $53 million compared to $39 million at December 31, 2017.

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

The following tables detail loan portfolio composition at June 30, 2018 and December 31, 2017 for portfolio loans, purchased credit impaired loans (“PCI”) and purchased unimpaired loans (“PUL”) as defined in Note E-Loans.

	June 30, 2018
(Dollars in thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$250,314	$126	$108,630	$359,070
Commercial real estate [1]	1,297,051	10,878	393,366	1,701,295
Residential real estate	941,728	1,417	160,800	1,103,945
Commercial and financial	548,758	794	69,318	618,870
Consumer	183,718	0	7,118	190,836
NET LOAN BALANCES [2]	$3,221,569	$13,215	$739,232	$3,974,016

	December 31, 2017
(Dollars in thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$215,315	$1,121	$126,689	$343,125
Commercial real estate [1]	1,170,618	9,776	459,598	1,639,992
Residential real estate	845,420	5,626	187,764	1,038,810
Commercial and financial	512,430	894	92,690	606,014
Consumer	178,826	0	10,610	189,436
NET LOAN BALANCES [2]	$2,922,609	$17,417	$877,351	$3,817,377
(1)Commercial real estate includes owner-occupied balances of $812.3 million and $791.4 million for June 30, 2018 and December 31, 2017, respectively.
(2)Net loan balances at June 30, 2018 and December 31, 2017 include deferred costs of $15.0 million and $12.9 million, respectively.

Commercial real estate mortgages were higher by $61.3 million totaling $1.70 billion at June 30, 2018, compared to December 31, 2017. Office building loans of $545.9 million or 32.1% of commercial real estate mortgages comprise our largest concentration, with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, healthcare, churches and educational facilities, recreation, multifamily, lodging, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at June 30, 2018 aggregated to $191.8 million (versus $169.7 million at December 31, 2017), of which $163.7 million was funded. The Company’s 91 commercial real estate relationships in excess of $5 million totaled $845.5 million, of which $694.4 million was funded at June 30, 2018 (compared to 89 relationships of $803.5 million at December 31, 2017, of which $684.2 million was funded).

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $1.332 billion and $370 million, respectively, at June 30, 2018, compared to $1.230 billion and $410 million, respectively, at December 31, 2017.

Reflecting the impact of organic loan growth and the GulfShore, NorthStar and PBCB loan acquisitions, commercial and financial loans (“C&I”) outstanding at June 30, 2018 increased to $618.9 million, up from $606.0 million at December 31, 2017. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small- to medium-sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

Residential mortgage loans increased $65.1 million or 6.3% to $1.10 billion as of June 30, 2018, compared to December 31, 2017's balance outstanding. Substantially all residential originations have been underwritten to conventional loan agency standards, with loans having balances that exceed agency value limitations. At June 30, 2018, approximately $507 million or 46% of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled approximately $289 million (26% of the residential mortgage portfolio) at June 30, 2018, of which 15- and 30-year mortgages totaled $23 million and $223 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $113 million, most with maturities of 10 years or less and home equity lines of credit, primarily floating rates, totaling $238 million at June 30, 2018. In comparison, loans secured by residential properties having fixed rates totaled $247 million at December 31, 2017, with 15- and 30-year fixed rate residential mortgages totaling $22 million and $173 million, respectively, and home equity mortgages and lines of credit totaling $123 million and $233 million, respectively.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $1.4 million or 0.7% from December 31, 2017 to total $190.8 million (versus $188.7 million at December 31, 2017). Of the $1.4 million increase, automobile and truck loans, marine loans, and other consumer loans increased $0.6 million, $0.2 million and $0.6 million, respectively.

At June 30, 2018, the Company had unfunded commitments to make loans of $840 million, compared to $808 million at December 31, 2017.

Loan Concentrations

The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Commercial and commercial real estate (“CRE”) loan relationships greater than $10 million totaled $387.3 million and represented 10% of the total portfolio at June 30, 2018.

Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of total risk based capital, were stable at 59% and 203%, respectively, at June 30, 2018. Regulatory guidance suggests limits of 100% and 300%, respectively. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts, or “REITs”, and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Nonperforming assets (“NPAs”) at June 30, 2018 totaled $34.6 million, and were comprised of $19.6 million of nonaccrual portfolio loans, $6.6 million of nonaccrual purchased loans, $0.3 million of non-acquired other real estate owned (“OREO”), $5.0 million of acquired OREO and $3.1 million of branches out of service. Nonaccrual portfolio loans increased $7.1 million, primarily the result of a transfer of a single credit to nonaccrual status. NPAs increased from $27.2 million recorded as of December 31, 2017 (comprised of $12.5 million of nonaccrual portfolio loans, $7.0 million of nonaccrual purchased loans, $2.2 million of non-acquired OREO, $1.6 million of acquired OREO, and $3.8 million of branches out of service). At June 30, 2018, approximately 96% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At June 30, 2018, nonaccrual loans were written down by approximately $3.4 million or 12% of the original loan balance (including specific impairment reserves). Since December 31, 2017, OREO amounts related to branches taken out of service that are actively being marketed decreased $0.7 million while OREO for foreclosed properties increased $1.5 million. During the six months ended June 30, 2018, a single residence valued at $3.8 million was the primary contributor to the overall increase in acquired OREO.

Nonperforming loans to total loans outstanding at June 30, 2018 increased to 0.66% from 0.51% at December 31, 2017.

The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $14.2 million at June 30, 2018, compared to $15.6 million at December 31, 2017. Accruing TDRs are excluded from our nonperforming asset ratios. The table below set forth details related to nonaccrual and accruing restructured loans.

June 30, 2018	Nonaccrual Loans			Accruing Restructured
(Dollars in thousands)	NonCurrent	Performing	Total	Loans
Construction & land development
Residential	$0	$0	$0	$0
Commercial	0	67	67	22
Individuals	0	150	150	188
	0	217	217	210
Residential real estate mortgages	6,202	7,308	13,510	8,005
Commercial real estate mortgages	1,464	9,869	11,333	5,751
Real estate loans	7,666	17,394	25,060	13,966
Commercial and financial	711	268	979	0
Consumer	83	80	163	275
	$8,460	$17,742	$26,202	$14,241

At June 30, 2018 and December 31, 2017, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	63	$11,629	71	$12,843
Maturity extended with change in terms	47	5,358	51	5,803
Chapter 7 bankruptcies	25	1,501	28	1,812
Not elsewhere classified	10	1,067	11	1,190
	145	$19,555	161	$21,648

During the second quarter and year to date for 2018, there was one newly identified TDR totaling $0.1 million, compared to $0.1 million for all of 2017. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding June 30, 2018 defaulted during the twelve months ended June 30, 2018, or for 2017. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At June 30, 2018, loans (excluding PCI) totaling $38.1 million were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $2.1 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $30.3 million and $2.4 million, respectively, at December 31, 2017.

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

Cash and Cash Equivalents and Liquidity Risk Management

Cash and cash equivalents (including interest bearing deposits), totaled $131.5 million on a consolidated basis at June 30, 2018, compared to $109.5 million at December 31, 2017.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities held for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At June 30, 2018, Seacoast Bank had available unsecured lines of $120 million and lines of credit under current lendable collateral value, which are subject to change, of $1.084 billion. Seacoast had $540 million of United States Treasury and Government agency debt securities and mortgage backed debt securities not pledged and available for use under repurchase agreements, and had an additional $563 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2017, the Company had available unsecured lines of $95 million and lines of credit of $1.006 billion, and had $455 million of Treasury and Government agency debt securities and mortgage backed debt securities not pledged and available for use under repurchase agreements, as well as an additional $593 million in residential and commercial real estate loans available as collateral.

The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. During the six months ended June 30, 2018, the Company had $127.5 million of brokered certificates of deposit (“CDs”) at an average rate of 1.28% mature, and the Company acquired $145.0 million in brokered CDs at a weighted average rate of 1.90%, of which $85.0 million, $35.0 million and $25.0 million mature in August 2018, November 2018, and March 2019, respectively. Total brokered CDs at June 30, 2018 totaled $227.5 million, compared to $210.0 million at December 31, 2017.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. At June 30, 2018, Seacoast Bank can distribute dividends to the Company of approximately $88 million. At June 30, 2018, the Company had cash and cash equivalents at the parent of approximately $47.7 million, compared to $34.4 million at December 31, 2017. The increase includes $21.3 million in cash received in January 2018 from the sale of Visa Class B stock that was recorded in December 2017, offset primarily by taxes associated with the sale.

Deposits and Borrowings

The Company’s balance sheet continues to be primarily core funded.

Total deposits increased $104.7 million or 2.3% to $4.70 billion at June 30, 2018, compared to December 31, 2017. At June 30, 2018, total deposits excluding brokered CDs grew $93.5 million or 2.1% from year-end 2017.

Since December 31, 2017, interest bearing deposits (interest bearing demand, savings and money markets deposits) increased $27.6 million or 1.1% to $2.44 billion, noninterest bearing demand deposits increased $63.4 million or 4.5% to $1.46 billion, and CDs increased $13.7 million or 1.8% to $789.6 million. Noninterest demand deposits represent 31% of deposits, compared to 30% at December 31, 2017. Core deposit growth reflects our success in growing households both organically and through acquisitions.

Brokered CDs are the primary contributor to the increase in CDs since December 31, 2017, higher by $11.2 million or 5.2%. An intentional decrease in higher cost time deposits was recorded over the two years prior to the 2016 and 2017 acquisitions, and was more than offset by increases in low cost or no cost deposits.

Customer repurchase agreements totaled $200.1 million at June 30, 2018, decreasing $16.0 million or 7.4% from December 31, 2017. The repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

No unsecured federal funds purchased were outstanding at June 30, 2018.

At June 30, 2018 and December 31, 2017, borrowings were comprised of subordinated debt of $70.7 million and $70.5 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $205.0 million and $211.0 million, respectively. At June 30, 2018, our FHLB borrowings were all maturing within 30 days, with the exception of maturities of $3.0 million in April 2019 and $60.0 million in June 2019. The weighted average rate for FHLB funds during the six months ended June 30, 2018 and 2017 was 1.64% and 0.80%, respectively, and compared to 0.99% for the year ended December 31, 2017. Secured FHLB borrowings are an integral tool in liquidity management for the Company.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 subordinated debt for each trust totaled $20.6 million (aggregating to $41.2 million) and the 2007 subordinated debt totaled $12.4 million. As part of the October 1, 2014, BANKshares acquisition, the Company inherited three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. Also, as part of the Grand acquisition, the Company inherited an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASU 805 Business Combinations) were recorded at fair value, which collectively is $4.6 million lower than face value at June 30, 2018. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 4.30% and 3.34% for the six months ended June 30, 2018 and 2017, respectively, and compared to 3.47% for the year ended December 31, 2017.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $840 million at June 30, 2018 and $808 million at December 31, 2017.

Capital Resources

The Company’s equity capital at June 30, 2018 increased $26.5 million from December 31, 2017 to $716.2 million.

The ratio of shareholders’ equity to period end total assets was 12.09% and 11.87% at June 30, 2018 and December 31, 2017, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.56% and 9.27% at June 30, 2018 and December 31, 2017, respectively. Equity has increased as a result of earnings retained by the Company.

Activity in shareholders’ equity for the six months ended June 30, 2018 and 2017 follows:

(Dollars in thousands)	2018	2017
Beginning balance at December 31, 2017 and 2016	$689,664	$435,397
Net income	34,991	15,602
Issuance of stock via common stock offering on February 21, 2017	0	55,640
Issuance of stock pursuant to acquisition of GulfShore	0	62,882
Stock compensation (net of Treasury shares acquired)	3,636	2,324
Change in other comprehensive income	(12,128)	5,532
Ending balance at June 30, 2018 and 2017	$716,163	$577,377

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

June 30, 2018:	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Common equity Tier 1 ratio (CET1)	12.91%	13.38%	6.5%
Tier 1 capital ratio	14.54%	13.38%	8.0%
Total risk-based capital ratio	15.21%	14.05%	10.0%
Tier 1 leverage ratio	11.02%	10.13%	5.0%

1 For subsidiary bank only

The Company’s total risk-based capital ratio was 15.21% at June 30, 2018, an increase from December 31, 2017’s ratio of 14.24%. Higher earnings have been a primary contributor. At June 30, 2018, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.13%, compared to 9.72% at December 31, 2017, reflecting earnings during the first quarter.

Accumulated other comprehensive income declined $12.1 million during the six months ended June 30, 2018 from December 31, 2017, reflecting the impact of higher interest rates on available for sale securities.

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

The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from our acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $70.7 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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

The provision for loan losses is the result of a detailed analysis estimating for probable loan losses. The analysis includes the evaluation of impaired and purchased credit impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. The provision for loan losses for the second quarter of 2018 was $2.5 million, compared to $1.1 million for the first quarter of 2018, and $1.4 million for the second quarter of 2017, reflecting the effects of portfolio growth as well as $1.7 million in net charge-offs during the second quarter of 2018. For the six months ended June 30, 2018 and 2017, the Company recorded provision for loan losses of $3.6 million and $2.7 million, respectively. The Company incurred net charge-offs of $1.7 million or 0.17% for the current quarter compared to near zero in the first quarter of 2018. Net charge-offs for the four most recent quarters averaged 0.09%. For 2018, provision for loan losses reflects net charge-offs experienced. Delinquency trends remain low, even as nonperforming loans increased $7.0 million during the quarter ended June 30, 2018, the result of a transfer of a single performing commercial real estate credit to nonaccrual status (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses incurred in the loan portfolio. The allowance for loan losses increased $1.8 million to

$28.9 million at June 30, 2018, compared to $27.1 million at December 31, 2017. The allowance for loan and lease losses (“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total ALLL.

The first component of the ALLL analysis involves the estimation of an allowance specific to individually evaluated impaired portfolio loans, including accruing and non-accruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation or operation of the collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed uncollectable. Restructured consumer loans are also evaluated and included in this element of the estimate. As of June 30, 2018, the specific allowance related to impaired portfolio loans individually evaluated totaled $2.1 million, compared to $2.4 million at December 31, 2017. Residential loans that become 90 days past due are placed on nonaccrual and a specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

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

The final component consists of amounts reserved for purchased unimpaired loans (PUL). Loans collectively evaluated for impairment reported at June 30, 2018 include loans acquired from PBCB on November 3, 2017, NorthStar on October 20, 2017, GulfShore on April 7, 2017, BMO Harris on June 3, 2016, Floridian Bank on March 11, 2016, Grand Bank on July 17, 2015 and BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. These fair value discount amounts are accreted into income over the remaining lives of the related loans on a level yield basis.

The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 0.88% at June 30, 2018, compared to 0.90% at December 31, 2017. The risk profile of the loan portfolio reflects adherence to credit management methodologies to execute a low risk strategic plan for loan growth. New loan production is focused on adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, as well as consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At June 30, 2018, the Company had $1.377 billion in loans secured by residential real estate and $1.787 billion in loans secured by commercial real estate, representing 34.7% and 45.0% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in central and southeastern Florida.

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

Note F to the financial statements (titled “Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at June 30, 2018 and December 31, 2017.

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

The fair value of the available for sale securities portfolio at June 30, 2018 was less than historical amortized cost, producing net unrealized losses of $21.3 million that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2018 and 2017. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

During 2014, management identified $158.8 million of investment securities available for sale and transferred them to held for investment. The unrealized holding losses at the date of transfer totaled $3.0 million. For the securities that were transferred into the held for investment category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. At June 30, 2018, the remaining unamortized amount of these losses was $0.9 million. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. Management believes the securities transferred are a core banking asset that they now intend to hold until maturity, and if interest rates were to increase before maturity, the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available for sale investment.

Seacoast Bank also holds 11,330 shares of Visa Class B stock, which following resolution of Visa's pending litigation will be converted to Visa Class A shares. Under the current conversion rate that became effective June 28, 2018, the Company expects to receive 1.6298 shares of Class A stock for each share of Class B stock, for a total of 18,465 shares of Visa Class A stock. Our ownership is related to prior ownership in Visa’s network, while Visa operated as a cooperative. This ownership is recorded on our financial records at a zero basis. Also included in other assets is a $6.2 million investment in a mutual fund carried at fair value.

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

At June 30, 2018, the Company had net tax assets of $26.0 million, including net deferred tax assets (“DTA”) of $24.7 million and current receivable of $1.3 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at December 31, 2017 the Company had a net DTA of $25.4 million.

Factors that support this conclusion:

•
Income before tax has steadily increased as a result of organic growth, and the 2015 Grand, 2016 Floridian and BMO, and 2017 GulfShore, NorthStar and PBCB acquisitions should further assist in achieving management’s forecast of future earnings which recovers the net operating loss carry-forwards well before expiration;

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

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At June 30, 2018, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s second quarter 2018 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 8.2% if interest rates increased 200 basis points in a parallel fashion over the next 12 months and 4.2% if interest rates increased 100 basis points in a parallel fashion over the next 12 months, and improve 12.4% and 6.5%, respectively, on a 13 to 24 month basis. This compares with the Company’s second quarter 2017 model simulation, which indicated net interest income would increase 5.8% if interest rates were increased 200 basis points in a parallel fashion over the next 12 months and 3.0% if interest rates increased 100 basis points, and improve 9.1% and 4.8%, respectively, on a 13 to 24 month basis. These simulations do not include the impact of accretion from purchased credit impaired, or unimpaired loans.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 21.0% at June 30, 2018. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

See Management’s discussion and analysis “Interest Rate Sensitivity.”

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our second quarter 2018 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 7.6% versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 15.3%.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2018 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first six months of 2018, entirely related to equity incentive plan activity, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan*	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/18 to 1/31/18	117	$25.21	292,173	122,827
2/1/18 to 2/28/18	139	25.86	292,312	122,688
3/1/18 to 3/31/18	226	26.63	292,538	122,462
Total - 1st Quarter	482	25.90	292,538	122,462
4/1/18 to 4/30/18	26,163	26.47	318,701	96,299
5/1/18 to 5/31/18	0	0	318,701	96,299
6/1/18 to 6/30/18	111	31.54	318,812	96,188
Total - 2nd Quarter	26,274	26.36	318,812	96,188
Year to Date 2018	26,756	$26.35	318,812	96,188

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

Item 6. Exhibits

Exhibit 2.1 Agreement and Plan of Merger, dated as of June 11, 2018, by and among Seacoast Banking Corporation of Florida, Seacoast National Bank, First Green Bancorp, Inc., and First Green Bank from Exhibit 2.1 to the Company's Form 8-K filed June 15, 2018.

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

Exhibit 3.1.10 Articles of Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company's Form 8K, filed May 30, 2018.

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
Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 7, 2018	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

August 7, 2018	/s/ Charles M. Shaffer
CHARLES M. SHAFFER
Executive Vice President & Chief Financial Officer