Form 10-Q
period 2018-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2018-11-06
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

Common Stock, $0.10 Par Value – 47,269,692 shares as of September 30, 2018

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

(In thousands, except share data)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$101,920	$104,039
Interest bearing deposits with other banks	3,174	5,465
Total cash and cash equivalents	105,094	109,504

Time deposits with other banks	9,813	12,553

Debt securities:
Available for sale (at fair value)	923,206	949,460
Held to maturity (fair value: $353,919 at September 30, 2018 and $414,470 at December 31, 2017)	367,387	416,863
Total debt securities	1,290,593	1,366,323

Loans held for sale (at fair value)	16,172	24,306

Loans	4,059,323	3,817,377
Less: Allowance for loan losses	(33,865)	(27,122)
Loans, net of allowance for loan losses	4,025,458	3,790,255

Bank premises and equipment, net	63,531	66,883
Other real estate owned	4,715	7,640
Goodwill	148,555	147,578
Other intangible assets, net	16,508	19,099
Bank owned life insurance	122,561	123,981
Net deferred tax assets	25,822	25,417
Other assets	102,112	116,590
TOTAL ASSETS	$5,930,934	$5,810,129

LIABILITIES
Deposits	$4,643,510	$4,592,720
Securities sold under agreements to repurchase	189,035	216,094
Federal Home Loan Bank (FHLB) borrowings	261,000	211,000
Subordinated debt	70,734	70,521
Other liabilities	33,824	30,130
TOTAL LIABILITIES	5,198,103	5,120,465

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 47,402,935 and outstanding 47,269,692 shares at September 30, 2018, and authorized 60,000,000, issued 47,032,259 and outstanding 46,917,735 shares at December 31, 2017	4,727	4,693
Other shareholders' equity	728,104	684,971
TOTAL SHAREHOLDERS' EQUITY	732,831	689,664
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,930,934	$5,810,129
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2018	2017	2018	2017
Interest and fees on loans	$48,713	$40,403	$140,489	$110,503
Interest and dividends on securities	9,807	9,012	29,016	25,971
Interest on interest bearing deposits and other investments	634	664	1,835	1,778
TOTAL INTEREST INCOME	59,154	50,079	171,340	138,252

Interest on deposits	2,097	930	5,623	2,408
Interest on time certificates	2,975	1,266	7,783	2,646
Interest on borrowed money	2,520	2,134	6,403	5,128
TOTAL INTEREST EXPENSE	7,592	4,330	19,809	10,182

NET INTEREST INCOME	51,562	45,749	151,531	128,070

Provision for loan losses	5,774	680	9,388	3,385

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	45,788	45,069	142,143	124,685

Noninterest income
Other income	12,339	11,481	37,506	31,853
Securities losses, net	(48)	(47)	(198)	(26)
TOTAL NONINTEREST INCOME (Note H)	12,291	11,434	37,308	31,827

TOTAL NONINTEREST EXPENSES (Note H)	37,399	34,361	112,809	110,732
INCOME BEFORE INCOME TAXES	20,680	22,142	66,642	45,780

Provision for income taxes	4,358	7,926	15,329	15,962
NET INCOME	$16,322	$14,216	$51,313	$29,818

SHARE DATA
Net income per share - diluted	0.34	0.32	1.07	0.70
Net income per share - basic	0.35	0.33	1.09	0.72
Cash dividends declared	—	—	—	—
Average shares outstanding - diluted	48,029,330	43,792,108	47,903,093	42,298,136
Average shares outstanding - basic	47,205,383	43,151,248	47,108,302	41,626,356

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
NET INCOME	$16,322	$14,216	$51,313	$29,818
Other comprehensive income (loss):
Unrealized (losses) gains on securities available for sale	(3,548)	1,149	(20,564)	9,920
Amortization of unrealized losses on securities transferred to held to maturity, net	108	122	442	365
Reclassification adjustment for gains included in net income	—	47	—	26
Income tax effect on other comprehensive (loss) income	919	(503)	5,358	(3,964)
Total other comprehensive (loss) income	(2,521)	815	(14,764)	6,347
COMPREHENSIVE INCOME	$13,801	$15,031	$36,549	$36,165

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,313	$29,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,691	3,961
Amortization of premiums and discounts on securities, net	2,567	2,864
Other amortization and accretion, net	185	(346)
Stock based compensation	5,603	3,787
Origination of loans designated for sale	(225,929)	(164,878)
Sale of loans designated for sale	239,316	161,587
Provision for loan losses	9,388	3,385
Deferred income taxes	5,675	15,077
Losses on sale of securities	—	26
Gains on sale of loans	(7,752)	(5,160)
Gains on sale and write-downs of other real estate owned	(12)	(657)
Losses on disposition of fixed assets	216	1,973
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease (increase) in other assets	17,281	(419)
Net increase (decrease) in other liabilities	3,644	(2,575)
Net cash provided by operating activities	106,186	48,443

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities and repayments of debt securities available for sale	107,728	176,978
Maturities and repayments of debt securities held to maturity	48,945	64,984
Proceeds from sale of debt securities available for sale	—	7,525
Purchases of debt securities available for sale	(104,650)	(223,805)
Purchases of debt securities held to maturity	—	(67,563)
Maturities of time deposits with other banks	2,740	2,682
Net new loans and principal repayments	(225,570)	(277,142)
Purchase of loans held for investment	(19,541)	(55,352)
Proceeds from the sale of portfolio loans	—	74,211
Proceeds from the sale of other real estate owned	9,260	5,123
Proceeds from sale of FHLB and Federal Reserve Bank Stock	28,751	29,984
Purchase of FHLB and Federal Reserve Bank Stock	(33,681)	(32,398)
Purchase of VISA Class B stock	—	(6,180)
Redemption of bank owned life insurance	4,232	—
Purchase of bank owned life insurance	—	(30,000)
Net cash from bank acquisition	—	30,225
Additions to bank premises and equipment	(3,557)	(4,247)
Net cash used in investing activities	(185,343)	(304,975)

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(In thousands)	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$50,790	$304,005
Net decrease in federal funds purchased and repurchase agreements	(27,059)	(62,049)
Net increase (decrease) in FHLB borrowings	50,000	(26,000)
Issuance of common stock, net of related expense	—	55,641
Stock based employee benefit plans	1,016	569
Dividends paid	—	—
Net cash provided by financing activities	74,747	272,166
Net increase (decrease) in cash and cash equivalents	(4,410)	15,634
Cash and cash equivalents at beginning of period	109,504	109,644
Cash and cash equivalents at end of period	$105,094	$125,278

Supplemental disclosure of non cash investing activities:
Transfers from loans to other real estate owned	4,271	448
Transfers from bank premises to other real estate owned	2,052	1,212
Transfers from loans held for investment to loans held for sale	—	5,664

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

Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
Description
On August 28, 2018, the FASB issued ASU 2018-13, which changes the disclosure requirements on fair value measurements in Topic 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements. The ASU modifies or removes certain existing disclosures, and adds certain new disclosures.

Date of Adoption
The amendments are effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those periods. Early adoption is permitted for any eliminated or modified disclosure upon issuance of the ASU.

Effect on the Consolidated Financial Statements	The impact to the Company's consolidated financial statements from the adoption of this pronouncement is not expected to be material.

Note C – Earnings per Share

For the three and nine months ended September 30, 2018, options to purchase 481,000 and 412,000 shares, respectively, were antidilutive and not included in the computation of diluted earnings per share, compared to 274,000 and 191,000, respectively, for the three and nine months ended September 30, 2017. The dilutive impact of restricted stock and stock options is calculated under the treasury method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Basic earnings per share
Net income	$16,322	$14,216	$51,313	$29,818
Average common stock outstanding	47,205,383	43,151,248	47,108,302	41,626,356
Net income per share	$0.35	$0.33	$1.09	$0.72

Diluted earnings per share
Net income	$16,322	$14,216	$51,313	$29,818
Average common stock outstanding	47,205,383	43,151,248	47,108,302	41,626,356
Add: Dilutive effect of employee restricted stock and stock options	823,947	640,860	794,791	671,780
Average diluted stock outstanding	48,029,330	43,792,108	47,903,093	42,298,136
Net income per share	$0.34	$0.32	$1.07	$0.70

On February 21, 2017, the Company completed a public offering of 2,702,500 shares of common stock, generating net proceeds to the Company of $55.7 million. In addition, CapGen Capital Group III LP (“CapGen”), in conjunction with the Company’s offering, sold 6,210,000 shares of the Company’s common stock, with no net proceeds to the Company.

Note D – Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity at September 30, 2018 and December 31, 2017(1) are summarized as follows:

	September 30, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale
U.S. Treasury securities and obligations of U.S. Government Entities	$7,486	$114	$(57)	$7,543
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	597,689	153	(24,660)	573,182
Private mortgage-backed securities and collateralized mortgage obligations	75,485	925	(318)	76,092
Collateralized loan obligations	223,419	137	(566)	222,990
Obligations of state and political subdivisions	43,951	261	(813)	43,399
Totals	$948,030	$1,590	$(26,414)	$923,206

Debt securities held to maturity
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$313,667	$—	$(13,557)	$300,110
Private mortgage-backed securities and collateralized mortgage obligations	21,720	181	(131)	21,770
Collateralized loan obligations	32,000	58	(19)	32,039
Totals	$367,387	$239	$(13,707)	$353,919

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale
U.S. Treasury securities and obligations of U.S. Government Entities	$9,475	$274	$(5)	$9,744
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	560,396	1,163	(8,034)	553,525
Private mortgage-backed securities and collateralized mortgage obligations	75,152	1,154	(285)	76,021
Collateralized loan obligations	263,579	798	(68)	264,309
Obligations of state and political subdivisions	45,118	813	(70)	45,861
Totals	$953,720	$4,202	$(8,462)	$949,460

Debt securities held to maturity
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$353,541	$802	$(4,159)	$350,184
Private mortgage-backed securities and collateralized mortgage obligations	22,799	714	(53)	23,460
Collateralized loan obligations	40,523	303	—	40,826
Totals	$416,863	$1,819	$(4,212)	$414,470
(1) December 31, 2017 balances in the tables above reflect certain reclassifications between categories.

There were no sales of securities during the three and nine month periods ended September 30, 2018. Proceeds from sales of securities during the three month period ended September 30, 2017 were $3.7 million, with gross gains of $15,000 and gross losses of $62,000. Proceeds from sales of securities during the nine month period ended September 30, 2017 were $7.5 million with gross gains of $36,000 and gross losses of $62,000. Included in “Securities (losses)/gains, net” for the three and nine month periods ended September 30, 2018, is $0.1 million and $0.2 million,respectively, representing the decline in the value of an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities.

At September 30, 2018, debt securities with a fair value of $162.4 million were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Debt securities with a fair value of $189.0 million were pledged as collateral for repurchase agreements.

The amortized cost and fair value of debt securities available for sale and held to maturity at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$13,832	$13,781
Due after one year through five years	—	—	79,637	79,582
Due after five years through ten years	32,000	32,039	177,911	177,196
Due after ten years	—	—	3,476	3,373
	32,000	32,039	274,856	273,932
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	313,667	300,110	597,689	573,182
Private mortgage-backed securities and collateralized mortgage obligations	21,720	21,770	75,485	76,092
Totals	$367,387	$353,919	$948,030	$923,206

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the fair value of debt securities with unrealized losses and the period of time for which these losses were outstanding at September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government Entities	$7,543	$(57)	$—	$—	$7,543	$(57)
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	456,356	(15,703)	416,936	(22,514)	873,292	(38,217)
Private mortgage-backed securities and collateralized mortgage obligations	84,026	(251)	13,836	(197)	97,862	(448)
Collateralized loan obligations	255,030	(585)	—	—	255,030	(585)
Obligations of state and political subdivisions	40,136	(672)	3,262	(142)	43,398	(814)
Totals	$843,091	$(17,268)	$434,034	$(22,853)	$1,277,125	$(40,121)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government Entities	$1,107	$(5)	$—	$—	$1,107	$(5)
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	304,723	(2,047)	413,725	(10,146)	718,448	(12,193)
Private mortgage-backed securities and collateralized mortgage obligations	—	—	20,744	(338)	20,744	(338)
Collateralized loan obligations	14,933	(68)	—	—	14,933	(68)
Obligations of state and political subdivisions	5,414	(14)	5,864	(56)	11,278	(70)
Totals	$326,177	$(2,134)	$440,333	$(10,540)	$766,510	$(12,674)

The two tables above include debt securities held to maturity that were transferred from available for sale into held to maturity during 2014. Those securities had unrealized losses of $3.1 million at the date of transfer, and at September 30, 2018, the unamortized balance was $0.8 million. The fair value of those securities in an unrealized loss position for less than twelve months at September 30, 2018 and December 31, 2017 was $53.6 million and $22.9 million, respectively, with unrealized losses of $1.5 million and $0.2 million, respectively. The fair value of those securities in an unrealized loss position for 12 months or more at September 30, 2018 and December 31, 2017 was $14.7 million and $15.3 million, respectively, with unrealized losses of $0.9 million and $0.4 million, respectively.

At September 30, 2018, the Company had $38.2 million of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of government sponsored entities having a fair value of $873.3 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these debt securities are guaranteed by U.S. government-sponsored entities. Based on our assessment of these mitigating factors, management believes that the unrealized losses on these holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2018, $0.4 million of the unrealized losses pertained to private label debt securities secured by seasoned collateral with a fair value of $97.9 million. Management attributes the loss to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and adjustable rate mortgage loans with low loan to values, improving subordination, and historically have had minimal foreclosures and losses.

Based on its assessment of these factors, management believes that the unrealized losses on these holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2018, the Company had unrealized losses of $0.6 million on collateralized loan obligations with a fair value of $255.0 million. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2018, the Company had unrealized losses of $0.8 million on obligations of state and political subdivisions with a fair value of $43.4 million. Management expects to recover the entire amortized cost basis of these securities.

As of September 30, 2018, the Company does not intend to sell debt securities that are in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at September 30, 2018.

Included in other assets is Federal Home Loan Bank and Federal Reserve Bank stock which has a par value as of September 30, 2018 and December 31, 2017 of $37.5 million and $32.5 million, respectively. At September 30, 2018, the Company had not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these investments. Also included in other assets is a $6.1 million investment in a mutual fund carried at fair value.

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

Note E – Loans

Information pertaining to portfolio loans, purchased credit impaired (“PCI”) loans, and purchased unimpaired loans (“PUL”) is as follows:

	September 30, 2018
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$289,449	$129	$86,679	$376,257
Commercial real estate	1,357,721	10,838	358,140	1,726,699
Residential real estate	994,575	1,356	156,709	1,152,640
Commercial and financial	554,627	728	55,600	610,955
Consumer	187,199	—	5,573	192,772
Totals (1)	$3,383,571	$13,051	$662,701	$4,059,323

	December 31, 2017
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$215,315	$1,121	$126,689	$343,125
Commercial real estate	1,170,618	9,776	459,598	1,639,992
Residential real estate	845,420	5,626	187,764	1,038,810
Commercial and financial	512,430	894	92,690	606,014
Consumer	178,826	—	10,610	189,436
Totals (1)	$2,922,609	$17,417	$877,351	$3,817,377

(1) Net loan balances as of September 30, 2018 and December 31, 2017 include deferred costs of $15.9 million and $12.9 million for each period, respectively.

The following tables present the contractual delinquency of the recorded investment by class of loans as of:

	September 30, 2018
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total Financing Receivables
Portfolio Loans
Construction and land development	$289,234	$—	$—	$—	$215	$289,449
Commercial real estate	1,345,174	3,173	—	—	9,374	1,357,721
Residential real estate	984,874	1,202	104	—	8,395	994,575
Commercial and financial	548,861	2,050	2,521	359	836	554,627
Consumer	185,902	1,119	—	—	178	187,199
Totals	3,354,045	7,544	2,625	359	18,998	3,383,571

Purchased Unimpaired Loans
Construction and land development	86,679	—	—	—	—	86,679
Commercial real estate	355,541	1,181	—	696	722	358,140
Residential real estate	151,125	1,705	124	—	3,755	156,709
Commercial and financial	50,427	4,011	733	—	429	55,600
Consumer	5,568	5	—	—	—	5,573
Totals	649,340	6,902	857	696	4,906	662,701

Purchased Credit Impaired Loans
Construction and land development	129	—	—	—	—	129
Commercial real estate	9,427	—	—	—	1,411	10,838
Residential real estate	552	—	—	—	804	1,356
Commercial and financial	707	—	—	—	21	728
Consumer	—	—	—	—	—	—
Totals	10,815	—	—	—	2,236	13,051

Totals	$4,014,200	$14,446	$3,482	$1,055	$26,140	$4,059,323

	December 31, 2017
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total Financing Receivables
Portfolio Loans
Construction and land development	$215,077	$—	$—	$—	$238	$215,315
Commercial real estate	1,165,738	2,605	585	—	1,690	1,170,618
Residential real estate	836,117	812	75	—	8,416	845,420
Commercial and financial	507,501	2,776	26	—	2,127	512,430
Consumer	178,676	52	—	—	98	178,826
Totals	2,903,109	6,245	686	—	12,569	2,922,609

Purchased Unimpaired Loans
Construction and land development	126,655	34	—	—	—	126,689
Commercial real estate	457,899	979	—	—	720	459,598
Residential real estate	186,549	128	87	—	1,000	187,764
Commercial and financial	92,315	54	—	—	321	92,690
Consumer	10,610	—	—	—	—	10,610
Totals	874,028	1,195	87	—	2,041	877,351

Purchased Credit Impaired Loans
Construction and land development	1,121	—	—	—	—	1,121
Commercial real estate	9,352	—	—	—	424	9,776
Residential real estate	544	642	—	—	4,440	5,626
Commercial and financial	844	—	—	—	50	894
Consumer	—	—	—	—	—	—
Totals	11,861	642	—	—	4,914	17,417

Totals	$3,788,998	$8,082	$773	$—	$19,524	$3,817,377

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

Loans that are not problem or potential problem loans are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager. The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Construction and land development	$364,903	$6,036	$5,318	$—	$376,257
Commercial real estate	1,673,457	24,328	28,914	—	1,726,699
Residential real estate	1,126,238	2,985	23,417	—	1,152,640
Commercial and financial	602,973	1,895	6,030	57	610,955
Consumer	189,223	2,900	649	—	192,772
Totals	$3,956,794	$38,144	$64,328	$57	$4,059,323

	December 31, 2017
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Construction and land development	$328,127	$10,414	$4,584	$—	$343,125
Commercial real estate	1,586,932	29,273	23,787	—	1,639,992
Residential real estate	1,023,925	4,621	10,203	61	1,038,810
Commercial and financial	593,689	3,237	8,838	250	606,014
Consumer	189,354	—	82	—	189,436
Totals	$3,722,027	$47,545	$47,494	$311	$3,817,377

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

The table below summarizes the changes in accretable yield on PCI loans for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$3,189	$3,265	$3,699	$3,807
Additions	—	—	—	—
Deletions	—	—	(43)	(10)
Accretion	(284)	(357)	(989)	(1,173)
Reclassification from non-accretable difference	—	407	238	691
Ending balance	$2,905	$3,315	$2,905	$3,315

Troubled Debt Restructured Loans

The Company’s Troubled Debt Restructuring (“TDR”) concessions granted to certain borrowers generally do not include forgiveness of principal balances, but may include interest rate reductions, an extension of the amortization period and/or converting the loan to interest only for a limited period of time. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. Most loans prior to modification were classified as impaired and the allowance for loan losses is determined in accordance with Company policy.

The following table presents loans that were modified during the nine months ended:

(In thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve Recorded	Valuation Allowance Recorded
September 30, 2018
Commercial and financial	1	$98	$—	$—	$—
Totals	1	$98	$—	$—	$—
September 30, 2017
Construction and land development	1	$52	$46	$6	$6
Residential real estate	1	15	15	—	—
Totals	2	$67	$61	$6	$6

During the three months ended September 30, 2018, there were no payment defaults on loans modified to a TDR within the previous twelve months. During the nine months ended September 30, 2018, there was one payment default on a loan of $0.1 million that had been modified to a TDR within the previous twelve months, compared to none during the three months ended September 30, 2017 and one during the nine months ended September 30, 2017. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and a specific allowance for loan loss is assigned in accordance with the Company’s policy.

Impaired Loans

Loans are considered impaired if they are 90 days or more past due, in nonaccrual status, or are TDRs. As of September 30, 2018 and December 31, 2017, the Company’s recorded investment in impaired loans, excluding PCI loans, the unpaid principal balance and related valuation allowance was as follows:

	September 30, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$202	$479	$—
Commercial real estate	2,896	4,161	—
Residential real estate	13,698	18,313	—
Commercial and financial	—	—	—
Consumer	54	92	—
Impaired Loans with an Allowance Recorded:
Construction and land development	210	224	23
Commercial real estate	12,898	13,025	3,591
Residential real estate	6,106	6,252	869
Commercial and financial	1,629	1,608	1,483
Consumer	392	399	172
Total Impaired Loans
Construction and land development	412	703	23
Commercial real estate	15,794	17,186	3,591
Residential real estate	19,804	24,565	869
Commercial and financial	1,629	1,608	1,483
Consumer	446	491	172
Totals	$38,085	$44,553	$6,138

	December 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$223	$510	$—
Commercial real estate	3,475	4,873	—
Residential real estate	10,272	15,063	—
Commercial and financial	19	29	—
Consumer	105	180	—
Impaired Loans with an Allowance Recorded:
Construction and land development	251	264	23
Commercial real estate	4,780	4,780	195
Residential real estate	8,448	8,651	1,091
Commercial and financial	2,436	883	1,050
Consumer	282	286	43
Total Impaired Loans
Construction and land development	474	774	23
Commercial real estate	8,255	9,653	195
Residential real estate	18,720	23,714	1,091
Commercial and financial	2,455	912	1,050
Consumer	387	466	43
Totals	$30,291	$35,519	$2,402

Impaired loans also include TDRs where concessions have been granted to borrowers who have experienced financial difficulty. At September 30, 2018 and at December 31, 2017, accruing TDRs totaled $13.8 million and $15.6 million, respectively.

Average impaired loans for the three months ended September 30, 2018 and 2017 were $38.1 million and $30.3 million, respectively. Average impaired loans for the nine months ended September 30, 2018 and 2017 were $34.5 million and $31.2 million, respectively. The impaired loans were measured for impairment based on the value of underlying collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. The valuation allowance is included in the allowance for loan losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions in principal. For the three months ended September 30, 2018 and 2017, the Company recorded interest income on impaired loans of $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2018, and 2017, the Company recorded interest income on impaired loans of $1.4 million and $1.1 million, respectively.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, interest income represents the change in present value attributable to the passage of time, and totaled $36,000 and $169,000, respectively, for the three months ended September 30, 2018 and 2017 and $157,000 and $282,000, respectively, for the nine months ended September 30, 2018 and 2017.

Note F – Allowance for Loan Losses

Activity in the allowance for loan losses for the three month and nine month periods ended September 30, 2018 and 2017 is summarized as follows:

	Three Months Ended September 30, 2018
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$2,287	$(221)	$—	$3	$—	$2,069
Commercial real estate	9,126	4,191	(1)	18	(16)	13,318
Residential real estate	8,850	(1,279)	(6)	99	(19)	7,645
Commercial and financial	7,102	1,739	(842)	163	—	8,162
Consumer	1,559	1,344	(296)	65	(1)	2,671
Totals	$28,924	$5,774	$(1,145)	$348	$(36)	$33,865

	Three Months Ended September 30, 2017
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$1,574	$(690)	$—	$728	$—	$1,612
Commercial real estate	9,923	62	(239)	175	(15)	9,906
Residential real estate	7,423	116	(296)	39	(148)	7,134
Commercial and financial	5,460	834	(333)	28	—	5,989
Consumer	1,620	358	(442)	61	(6)	1,591
Totals	$26,000	$680	$(1,310)	$1,031	$(169)	$26,232

	Nine Months Ended September 30, 2018
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$1,642	$414	$—	$13	$—	$2,069
Commercial real estate	9,285	3,826	(15)	268	(46)	13,318
Residential real estate	7,131	(78)	(33)	733	(108)	7,645
Commercial and financial	7,297	3,639	(2,985)	211	—	8,162
Consumer	1,767	1,587	(931)	251	(3)	2,671
Totals	$27,122	$9,388	$(3,964)	$1,476	$(157)	$33,865

	Nine Months Ended September 30, 2017
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$1,219	$(496)	$—	$891	$(2)	$1,612
Commercial real estate	9,273	410	(341)	613	(49)	9,906
Residential real estate	7,483	90	(482)	266	(223)	7,134
Commercial and financial	3,636	3,036	(837)	154	—	5,989
Consumer	1,789	345	(756)	221	(8)	1,591
Totals	$23,400	$3,385	$(2,416)	$2,145	$(282)	$26,232

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio, excluding PCI loans, and related allowance at September 30, 2018 and December 31, 2017 is shown in the following tables:

	September 30, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$412	$23	$375,716	$2,046	$376,128	$2,069
Commercial real estate	15,794	3,591	1,699,743	9,727	1,715,537	13,318
Residential real estate	19,804	869	1,131,519	6,776	1,151,323	7,645
Commercial and financial	1,629	1,483	608,598	6,679	610,227	8,162
Consumer	446	172	192,611	2,499	193,057	2,671
Totals	$38,085	$6,138	$4,008,187	$27,727	$4,046,272	$33,865

	December 31, 2017
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$474	$23	$341,530	$1,619	$342,004	$1,642
Commercial real estate	8,255	195	1,621,960	9,090	1,630,215	9,285
Residential real estate	18,720	1,091	1,014,465	6,040	1,033,185	7,131
Commercial and financial	2,455	1,050	602,666	6,247	605,121	7,297
Consumer	387	43	189,049	1,724	189,436	1,767
Totals	$30,291	$2,402	$3,769,670	$24,720	$3,799,961	$27,122

Loans collectively evaluated for impairment reported at September 30, 2018 included acquired loans that are not PCI loans. At September 30, 2018, the remaining fair value adjustments for loans acquired was approximately $13.4 million, or approximately 2.0% of the outstanding aggregate PUL balances. At December 31, 2017, the remaining fair value adjustments for loans acquired was approximately $19.4 million, or 2.2% of the outstanding aggregate PUL balances. These amounts represent the fair value discount of each PUL and are accreted into interest income over the remaining lives of the related loans on a level yield basis.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	PCI Loans Individually Evaluated for Impairment
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$129	$—	$1,121	$—
Commercial real estate	10,838	—	9,776	—
Residential real estate	1,356	—	5,626	—
Commercial and financial	728	—	894	—
Consumer	—	—	—	—
Totals	$13,051	$—	$17,417	$—

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

(In thousands)	September 30, 2018	December 31, 2017
Fair-Value of Pledged Securities - overnight and continuous
Mortgage-backed securities and collateralized mortgage
obligations of U.S. Government Sponsored Entities	$189,035	$216,094

Note H – Noninterest Income and Expense

Detail of noninterest income and expenses for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Noninterest income
Service charges on deposit accounts	$2,833	$2,626	$8,179	$7,483
Trust fees	1,083	967	3,143	2,764
Mortgage banking fees	1,135	2,138	3,873	4,962
Brokerage commissions and fees	444	351	1,264	1,079
Marine finance fees	194	137	1,213	597
Interchange income	3,119	2,582	9,137	7,747
BOLI income	1,078	836	3,200	2,326
Other income	2,453	1,844	7,497	4,895
	12,339	11,481	37,506	31,853
Securities losses, net	(48)	(47)	(198)	(26)
Totals	$12,291	$11,434	$37,308	$31,827

Noninterest expense
Salaries and wages	$17,129	$15,627	$48,939	$49,371
Employee benefits	3,205	2,917	9,320	8,920
Outsourced data processing costs	3,493	3,231	10,565	9,956
Telephone/data lines	624	573	1,879	1,753
Occupancy	3,214	2,447	9,647	10,025
Furniture and equipment	1,367	1,191	4,292	4,261
Marketing	1,139	1,298	3,735	3,294
Legal and professional fees	2,019	2,560	6,293	7,968
FDIC assessments	431	548	1,624	1,768
Amortization of intangibles	1,004	839	2,997	2,397
Net (gain)/loss and disposition expense on other real estate owned	(136)	(297)	461	(293)
Other	3,910	3,427	13,057	11,312
Total	$37,399	$34,361	$112,809	$110,732

Note I – Equity Capital

The Company is well capitalized and at September 30, 2018, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 capital ratio (CET1) regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

Note K – Fair Value

Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2018 and December 31, 2017 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Available for sale debt securities (1)	$923,206	$99	$923,107	$—
Loans held for sale (2)	16,172	—	16,172	—
Loans (3)	7,268	—	2,255	5,013
Other real estate owned (4)	4,715	—	64	4,651
Equity securities (5)	6,145	6,145	—	—

December 31, 2017
Available for sale debt securities (1)(5)	$949,460	$100	$949,360	$—
Loans held for sale (2)	24,306	—	24,306	—
Loans (3)	4,192	—	3,454	738
Other real estate owned (4)	7,640	—	60	7,580
Equity securities (5)	6,344	6,344	—	—
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

Loans held for sale: Fair values are based upon estimated values received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of September 30, 2018 and December 31, 2017. The aggregate fair value and contractual balance of loans held for sale as of September 30, 2018 and December 31, 2017 is as follows:

(In thousands)	September 30, 2018	December 31, 2017
Aggregate fair value	$16,172	$24,306
Contractual balance	15,722	23,627
Excess	450	679

Loans: Level 2 loans consist of impaired real estate loans which are collateral dependent. Fair value is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluations are based on the comparative sales approach. Level 3 loans consist of commercial and commercial real estate impaired loans. For these loans evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At September 30, 2018, the capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.6%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $7.3 million with a specific reserve of $6.1 million at September 30, 2018, compared to $4.2 million with a specific reserve of $2.4 million at December 31, 2017.

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarter-end valuation process. There were no such transfers during the nine months ended September 30, 2018 and 2017.

For loans classified as level 3, the changes included additions of $8.2 million related to loans that became impaired during 2018, offset by paydowns and chargeoffs of $3.9 million for the nine months ended September 30, 2018.

For OREO classified as level 3 during the nine months ended September 30, 2018, changes included the addition of foreclosed loans of $0.3 million and migrated branches taken out of service of $2.0 million offset by reductions primarily consisting of sales of $5.3 million.

The carrying amount and fair value of the Company’s other financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of September 30, 2018 and December 31, 2017 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Financial Assets
Debt securities held to maturity (1)	$367,387	$—	$353,919	$—
Time deposits with other banks	9,813	—	—	9,715
Loans, net	4,018,190	—	—	3,982,029
Financial Liabilities
Deposit liabilities	4,643,510	—	—	4,638,270
Federal Home Loan Bank (FHLB) borrowings	261,000	—	—	261,036
Subordinated debt	70,734	—	61,716	—

December 31, 2017
Financial Assets
Debt securities held to maturity (1)	$416,863	$—	$414,470	$—
Time deposits with other banks	12,553	—	—	12,493
Loans, net	3,786,063	—	—	3,760,754
Financial Liabilities
Deposit liabilities	4,592,720	—	—	4,588,515
Federal Home Loan Bank (FHLB) borrowings	211,000	—	—	211,000
Subordinated debt	70,521	—	61,530	—

(1) See Note D for further detail of individual investment categories.

The short maturity of Seacoast’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest bearing deposits with other banks, and securities sold under agreements to repurchase, maturing within 30 days.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2018 and December 31, 2017:

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

(In thousands)	Initially Reported April 7, 2017	Measurement Period Adjustments	As Adjusted April 7, 2017
Assets:
Cash	$55,540	$—	$55,540
Investment securities	316	—	316
Loans, net	250,876	—	250,876
Fixed assets	1,307	—	1,307
Other real estate owned	13	—	13
Core deposit intangibles	3,927	—	3,927
Goodwill	37,098	—	37,098
Other assets	8,572	—	8,572
Totals	$357,649	—	$357,649

Liabilities:
Deposits	$285,350	$—	$285,350
Other liabilities	1,382	—	1,382
Totals	$286,732	—	$286,732

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	April 7, 2017
(In thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$101,281	$99,598
Commercial real estate	106,729	103,905
Construction/development/land	13,175	11,653
Commercial loans	32,137	32,247
Consumer and other loans	3,554	3,473
Purchased credit-impaired	—	—
Total acquired loans	$256,876	$250,876

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

Acquisition of NorthStar Banking Corporation

On October 20, 2017, the Company completed its acquisition of NorthStar Banking Corporation (“NSBC”). Simultaneously, upon completion of the merger of NSBC with and into the Company, NSBC’s wholly owned subsidiary bank, NorthStar Bank (“NorthStar”), was merged with and into Seacoast Bank. NorthStar, headquartered in Tampa, Florida, operated three branches in Tampa. This acquisition added $216 million in total assets, $137 million in loans and $182 million in deposits to Seacoast.

As a result of this acquisition, the Company expects to further enhance its presence in the Tampa, Florida market, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

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

(In thousands)	Initially Reported October 20, 2017	Measurement Period Adjustments	As Adjusted October 20, 2017
Assets:
Cash	$5,485	$—	$5,485
Investment securities	56,123	—	56,123
Loans, net	136,832	—	136,832
Fixed assets	2,637	—	2,637
Core deposit intangibles	1,275	—	1,275
Goodwill	12,404	(99)	12,305
Other assets	1,522	99	1,621
Totals	$216,278	$—	$216,278

Liabilities:
Deposits	$182,443	$—	$182,443
Other liabilities	980	—	980
Totals	$183,423	$—	$183,423
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

Acquisition of Palm Beach Community Bank

On November 3, 2017, the Company completed its acquisition of Palm Beach Community Bank (“PBCB”). PBCB was merged with and into Seacoast Bank. This acquisition added $357 million in total assets, $270 million in loans and $269 million in deposits to Seacoast. PBCB, headquartered in West Palm Beach, Florida, operated four branches in West Palm Beach.

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

(In thousands)	Initially Reported November 3, 2017	Measurement Period Adjustments	As Adjusted November 3, 2017
Assets:
Cash	$9,301	$—	$9,301
Investment securities	22,098	—	22,098
Loans, net	272,090	(1,772)	270,318
Fixed assets	7,641	—	7,641
Core deposit intangibles	2,523	—	2,523
Goodwill	33,428	1,323	34,751
Other assets	9,909	449	10,358
Totals	$356,990	$—	$356,990
Liabilities:
Deposits	$268,633	$—	$268,633
Other liabilities	16,351	—	16,351
Totals	$284,984	$—	$284,984

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

(In thousands)	November 3, 2017
Contractually required principal and interest	$4,768
Non-accretable difference	(1,002)
Cash flows expected to be collected	3,766
Accretable yield	—
Total purchased credit-impaired loan acquired	$3,766

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

Pro-Forma Information

Pro-forma data for the three and nine months ended September 30, 2017 as if the acquisitions of GulfShore, NSBC and PBCB occurred at the beginning of 2017 is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2017
Net interest income	$51,115	$146,668
Net income	16,321	37,149
EPS - basic	0.35	0.81
EPS - diluted	0.35	0.80

Acquisition of First Green Bancorp, Inc.

On October 19, 2018, the Company completed its acquisition of First Green Bancorp, Inc ("First Green"). Simultaneously, upon completion of the merger of First Green with and into the Company, First Green's wholly owned subsidiary bank, First Green Bank, was merged with and into Seacoast Bank. Prior to the acquisition , First Green operated seven branches in the Orlando, Daytona, and Fort Lauderdale markets. The Company acquired 100% of the outstanding common stock of First Green. Under the terms of the definitive agreement, each share of First Green common stock was converted into the right to receive 0.7324 shares of Seacoast common stock.

(In thousands, except per share data)	October 19, 2018
Number of First Green common shares outstanding	5,462
Per share exchange ratio	0.7324
Number of shares of Seacoast common stock issued	4,000
Multiplied by common stock price per share on October 19, 2018	$26.87
Value of common stock issued	107,486
Cash paid for First Green stock options	6,558
Total purchase price	$114,044

The acquisition of First Green will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company's assessment of the fair value of assets acquired and liabilities assumed as of the acquisition date is incomplete at the time of this filing; therefore, certain disclosures have been omitted. The Company expects to recognize goodwill in this transaction, which is expected to be nondeductible for tax purposes.

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

The emphasis of this discussion will be on the three months and nine months ended September 30, 2018 compared to the three months and nine months ended September 30, 2017 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2018 compared to December 31, 2017.

This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

•
the risks of changes in interest rates on the levels, composition and costs of deposits, including the risk of losing customer checking and savings account deposits as customers pursue other, high-yield investments, which could increase our funding costs;

•	the risks of changes in interest rates on loan demand, and the values and liquidity of loan collateral, debt securities, and interest sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

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

•
the effects of problems encountered by other financial institutions that adversely affect us or the banking industry generally could require us to change certain business practices, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses;

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

•
our ability to identify and address increased cybersecurity risks, including data security breaches, malware, "denial of service" attacks, "hacking", and identity theft, a failure of which could result in potential business disruptions or financial losses;

•	inability of our risk management framework to manage risks associated with our business such as credit risk and operational risk, including third party vendors and other service providers;

•	dependence on key suppliers or vendors to obtain equipment or services for our business on acceptable terms:

•
the effects of the failure of any component of our business infrastructure provided by a third party could disrupt our business, result in the disclosure of and/or misuse of confidential information or proprietary information, increase our costs, negatively affect our reputation, and cause losses;

•	the inability of internal controls and procedures to prevent, detect or mitigate any material errors or fraudulent acts;

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

THIRD QUARTER 2018

Results of Operations

Earnings Overview

Third quarter 2018 and year to date results

We remain focused in our ability to achieve our vision 2020 targets announced at our Investor Day in early 2017. These include a return on tangible assets of 1.30%+, a return on tangible common equity of 16%+, and an efficiency ratio below 50%. For the third quarter of 2018, Seacoast reported net income of $16.3 million, or $0.34 per average common diluted share, compared to $17.0 million or $0.35 for the prior quarter and $14.2 million or $0.32 for the third quarter of 2017. For the nine months ended September 30, 2018, net income was $51.3 million or $1.07 per average common diluted share, compared to $29.8 million or $0.70 for the nine month

s ended September 30, 2017. Adjusted net income1 (a non-GAAP measure) totaled $17.6 million, or $0.37 per average common diluted share, compared to $18.3 million or $0.38 for the prior quarter and $15.1 million or $0.35 for the third quarter of 2017. For the nine months ended September 30, 2018, adjusted net income1 totaled $55.2 million or $1.15 per average common diluted share, compared to $38.1 million or $0.90 for the nine months ended September 30, 2017.

1Non-GAAP measure. See the reconciliation of net income to adjusted net income.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
	2018	2018	2017	2018	2017
Return on average tangible assets	1.18%	1.24%	1.12%	1.25%	0.85%
Return on average tangible shareholders' equity	12.0	13.1	12.5	13.1	9.6
Efficiency ratio	57.0	58.4	58.9	57.7	67.7

Adjusted return on average tangible assets[1]	1.22%	1.28%	1.16%	1.29%	1.03%
Adjusted return on average tangible shareholders' equity[1]	12.4	13.5	12.8	13.5	11.7
Adjusted efficiency ratio[1]	56.3	57.3	57.7	56.9	61.0
1Non-GAAP measure. See the reconciliation of net income to adjusted net income and noninterest expenses to adjusted noninterest expenses.

For the nine months ended September 30, 2018, our adjusted return on average tangible assets1 and adjusted return on average tangible shareholders' equity1 were improved when compared to the same period in the prior year. This improvement is the result of higher adjusted net income1 in the current year to date period, partially offset by higher tangible assets and higher tangible shareholders' equity. The improvement in the adjusted efficiency ratio1 reflects our disciplined expense control and the preliminary results of projects underway to streamline and automate operational functions.

Net Interest Income and Margin

Net interest income for the quarter totaled $51.6 million, increasing $1.4 million or 3% during the third quarter of 2018 compared to second quarter 2018, and was $5.8 million or 13% higher than third quarter 2017. For the nine months ended September 30, 2018, net interest income totaled $151.5 million, an increase of $23.5 million or 18% compared to the nine months ended September 30, 2017. Net interest margin was 3.82% in the third quarter 2018, compared to 3.77% for second quarter 2018 and 3.74% in the prior year’s third quarter. Loan growth, balance sheet mix and increases in benchmark interest rates have been the primary forces affecting net interest income and net interest margin results. Acquisitions have further accelerated these trends. Organic loan growth of $267 million or 8% since September 30, 2017, the addition of $137 million in loans from the NorthStar merger and $270 million from the PBCB merger, all contributed to the net interest income improvement year over year for the third quarter and nine months ended September 30, 2018. Net interest income for 2018 should continue to benefit from the impact of the acquisitions completed in fourth quarter 2017 and the First Green acquisition completed on October 19, 2018.

The following table details the trend for net interest income and margin results (on a tax equivalent basis, a non-GAAP measure), the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Third quarter 2018	$51,709	3.82%	4.38%	0.82%
Second quarter 2018	50,294	3.77%	4.25%	0.71%
Third quarter 2017	45,903	3.74%	4.10%	0.51%

Nine Months Ended September 30, 2018	151,856	3.79%	4.29%	0.72%
Nine Months Ended September 30, 2017	128,600	3.74%	4.04%	0.42%
1On tax equivalent basis, a non-GAAP measure.

For the nine months ended September 30, 2018, a steepening of the Treasury yield curve and higher short term rates, including add-on rates for new loan production, contributed to the 5 basis point improvement in net interest margin, compared to the first nine months of 2017. Our loan and debt securities yields were 15 and 22 basis points higher, respectively, and our yield on federal funds sold and other investments was 124 basis points higher, compared to results for the nine months ended September 30, 2017. Partially offsetting, the rate for interest bearing funding was higher by 30 basis points, when comparing the same nine-month periods for 2018 and 2017.

Total average loans increased $601.2 million or 18% for third quarter 2018 compared to third quarter 2017, and increased $60.1 million or 2% from second quarter 2018. Average debt securities decreased $66.3 million or 5% for third quarter 2018 year over year and were $40.2 million or 3% lower from 2018’s second quarter. For the nine months ended September 30, 2018, average loans were $744.2 million or 23% higher and debt securities increased $28.7 million or 2%, respectively, compared to the nine months ended September 30, 2017.

Average loans as a percentage of average earning assets totaled 74.6% during the third quarter of 2018, compared to 73.7% during the second quarter of 2018 and 70.0% a year ago. As average total loans as a percentage of earning assets increased, the mix of loans has remained fairly stable, with volumes related to commercial real estate representing 47.5% of total loans at September 30, 2018, compared to 47.9% at December 31, 2017 and 47.3% at September 30, 2017 (see “Loan Portfolio”).

Loan production is detailed in the following table for the periods specified:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2018	2018	2017	2018	2017
Commercial pipeline	$196,512	$194,928	$155,355	$196,512	$155,355
Commercial loans closed	130,989	140,437	146,121	393,490	350,887

Residential pipeline	$58,928	$63,714	$63,960	$58,928	$63,960
Residential loans retained	78,663	75,036	73,611	232,752	237,027
Residential loans sold	55,848	52,175	103,841	157,710	189,675

Consumer and small business pipeline	$59,715	$52,915	$47,002	$59,715	$47,002
Consumer and small business originations	125,920	104,910	86,954	329,211	274,358

Consumer and small business originations reached $126 million during the third quarter of 2018 and $329 million year to date for 2018, and commercial loans closed totaled $131 million for the third quarter of 2018 and $393 million year to date for 2018. The increase in consumer and small business loan originations is attributable, in part, to our commitment to serving small businesses and the expansion of our Small Business Administration ("SBA") program. Closed residential loans during the quarter and year to date for 2018 totaled $135 million and $390 million, respectively, reflecting continued strong performance. A $19.5 million fixed rate residential loan pool, with a weighted average yield of 4.15% and average FICO score of 775, was acquired during the third quarter of 2018 and included in residential loans retained.

Pipelines (loans in underwriting and approval or approved and not yet closed) remained strong at $197 million in commercial, $59 million in mortgage, and $60 million (a new peak) in consumer and small business at September 30, 2018. Commercial pipelines increased $2 million over June 30, 2018, and were $41 million or 26% higher compared to September 30, 2017. Mortgage pipelines decreased $5 million or 8%, compared to both June 30, 2018 and September 30, 2017. The consumer and small business pipeline increased from June 30, 2018 by $7 million or 13%, and increased from September 30, 2017 by $13 million or 27%.

Loan production remains strong, supported by analytics and expansion of the banking teams, particularly in Tampa, Orlando and South Florida MSAs. In the third quarter of 2018, we added senior leadership in Tampa with the hiring of the former President & CEO of SunTrust for the Tampa MSA. Also, the planned addition of lending personnel from the First Green acquisition is expected to provide growth in the Orlando and South Florida MSAs.

Customer relationship funding is detailed in the following table for the periods specified:

Customer Relationship Funding
	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands, except ratios)	2018	2018	2018	2017	2017
Noninterest demand	$1,488,689	$1,463,652	$1,488,261	1,400,227	$1,284,118
Interest-bearing demand	912,891	976,281	1,015,054	1,050,755	935,097
Money market	1,036,940	1,023,170	1,035,531	931,458	870,788
Savings	451,958	444,736	437,878	434,346	379,499
Time certificates of deposit	753,032	789,601	742,819	775,934	643,098
Total deposits	$4,643,510	$4,697,440	4,719,543	4,592,720	$4,112,600

Customer sweep accounts	$189,035	$200,050	173,249	216,094	$142,153

Total core customer funding[1]	$4,079,513	$4,107,889	4,149,973	4,032,880	$3,611,655

Noninterest demand deposits as % of total deposits	32.1%	31.2%	31.5%	30.5%	31.2%
(1)Total deposits and customer sweep accounts, excluding time certificates of deposit

The Company’s balance sheet continues to be primarily core deposit funded. Core customer funding increased to $4.1 billion at September 30, 2018, a 1% increase from December 31, 2017 and a 13% increase from September 30, 2017. Excluding acquisitions, core customer funding increased by $202 million, or 6%, from one year ago. Seacoast’s weighted average rate paid on total deposits (including noninterest demand deposits) remains low at 0.38% for the nine months ended September 30, 2018, and, despite an increase of 16 basis points from the nine months ended September 30, 2017, we believe reflects the significant value of the deposit franchise.

Short-term borrowings were entirely comprised of sweep repurchase agreements with Seacoast Bank customers at September 30, 2018 and 2017. No federal funds purchased were utilized at September 30, 2018 or 2017. The average rate on customer repurchase accounts was 0.77% for the nine months ended September 30, 2018, compared to 0.42% for the same period during 2017.

FHLB borrowings totaled $261.0 million at September 30, 2018, with an average rate of 1.83% paid during the nine months ended September 30, 2018 . FHLB borrowings averaged $219.7 million for 2018, declining $177.0 million or 44.6%, compared to the nine months ended September 30, 2017. For 2018, average subordinated debt of $70.6 million related to trust preferred securities issued by subsidiary trusts of the Company (including subordinated debt for Grand and BANKshares assumed on July 17, 2015 and October 1, 2014, respectively) carried an average cost of 4.42%.

We have a positive interest rate gap and our net interest margin should benefit from rising interest rates. Further increases in interest rates are likely, and the Company’s asset sensitivity is further enhanced by its low cost deposit portfolio (see “Interest Rate Sensitivity”).

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis) for the periods presented:
AVERAGE BALANCES, INTEREST INCOME AND EXPENSES, YIELDS AND RATES1
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

	2018							2017
	Third Quarter			Second Quarter			Third Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,284,774	$9,582	2.98%	$1,324,280	$9,389	2.84%	$1,356,276	$8,823	2.60%
Nontaxable	31,411	283	3.60	32,055	273	3.41	26,256	290	4.42
Total Securities	1,316,185	9,865	3.00	1,356,335	9,662	2.85	1,382,532	9,113	2.64

Federal funds sold and other investments	51,255	634	4.91	49,387	585	4.75	76,773	664	3.43

Loans, net	4,008,527	48,802	4.83	3,948,460	46,549	4.73	3,407,376	40,456	4.70

Total Earning Assets	5,375,967	59,301	4.38	5,354,182	56,796	4.25	4,866,681	50,233	4.10

Allowance for loan losses	(29,259)			(29,234)			(26,299)
Cash and due from banks	110,929			110,549			99,864
Premises and equipment	63,771			64,445			57,023
Intangible assets	165,534			166,393			118,364
Bank owned life insurance	121,952			121,008			95,759
Other assets	94,433			90,692			104,727
Total Assets	$5,903,327			$5,878,035			$5,316,119

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$939,527	$426	0.18%	$996,929	$492	0.20%	$927,278	$273	0.12%
Savings	444,935	170	0.15	439,691	118	0.11	377,729	52	0.05
Money market	1,031,960	1,501	0.58	1,027,705	1,378	0.54	870,166	605	0.28
Time deposits	779,608	2,975	1.51	790,404	2,629	1.33	548,092	1,266	0.92
Federal funds purchased and securities sold under agreements to repurchase	204,097	463	0.90	179,540	334	0.75	165,160	204	0.49
Federal Home Loan Bank borrowings	222,315	1,228	2.19	160,846	741	1.85	439,755	1,293	1.17
Other borrowings	70,694	829	4.65	70,623	810	4.60	70,409	637	3.59
Total Interest-Bearing Liabilities	3,693,136	7,592	0.82	3,665,738	6,502	0.71	3,398,589	4,330	0.51
Noninterest demand	1,451,751			1,473,331			1,276,779
Other liabilities	30,150			29,292			52,832
Total Liabilities	5,175,037			5,168,361			4,728,200

Shareholders' equity	728,290			709,674			587,919

Total Liabilities & Equity	$5,903,327			$5,878,035			$5,316,119

Cost of deposits			0.43%			0.39%			0.22%
Interest expense as a % of earning assets			0.56%			0.49%			0.35%
Net interest income as a % of earning assets		$51,709	3.82%		$50,294	3.77%		$45,903	3.74%
1On a fully taxable equivalent basis, a non-GAAP measure, as defined (see Non-GAAP measure below). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

		2018			2017
	Year to Date			Year to Date
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,323,164	$28,332	2.85%	$1,299,128	$25,289	2.60%
Nontaxable	32,031	863	3.59	27,388	1,047	5.10
Total Securities	1,355,195	29,195	2.87	1,326,516	26,336	2.65

Federal funds sold and other investments	52,253	1,835	4.70	68,766	1,778	3.46

Loans, net	3,943,617	140,635	4.77	3,199,408	110,668	4.62

Total Earning Assets	5,351,065	171,665	4.29	4,594,690	138,782	4.04

Allowance for loan losses	(28,660)			(25,211)
Cash and due from banks	111,781			101,858
Premises and equipment	64,708			58,401
Intangible assets	166,348			104,079
Bank owned life insurance	121,742			89,401
Other assets	90,888			111,661
Total Assets	$5,877,872			$5,034,879

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$979,148	$1,368	0.19%	$904,175	$698	0.10%
Savings	440,054	392	0.12	370,145	147	0.05
Money market	1,012,259	3,863	0.51	847,705	1,563	0.25
Time deposits	782,283	7,783	1.33	443,416	2,646	0.80
Federal funds purchased and securities sold under agreements to repurchase	186,643	1,071	0.77	173,601	551	0.42
Federal Home Loan Bank borrowings	219,652	2,999	1.83	396,610	2,775	0.94
Other borrowings	70,623	2,333	4.42	70,342	1,802	3.43
Total Interest-Bearing Liabilities	3,690,662	19,809	0.72	3,205,994	10,182	0.42
Noninterest demand	1,446,488			1,248,290
Other liabilities	29,533			39,414
Total Liabilities	5,166,683			4,493,698

Shareholders' equity	711,189			541,181
Total Liabilities & Equity	$5,877,872			$5,034,879

Cost of deposits			0.38%			0.22%
Interest expense as a % of earning assets			0.49%			0.30%
Net interest income as a % of earning assets		$151,856	3.79%		$128,600	3.74%
(1) On a fully taxable equivalent basis, a non-GAAP measure, as defined (see Non-GAAP measure below). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Taxable Equivalent Measure

Fully taxable equivalent net interest income and net interest margin is a common term and measure used in the banking industry but is not a term used under GAAP. We believe that these presentations of tax equivalent net interest income and tax equivalent net interest margin aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. We further believe these non-GAAP measures enhance investors’ understanding of the Company’s business and performance, and facilitate an understanding of performance trends and comparisons with the performance of other financial institutions. The limitations associated with these measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently, including as a result of using different assumed tax rates. These disclosures should not be considered as an alternative to GAAP. The following information is provided to reconcile GAAP measures and tax equivalent net interest income and net interest margin on a tax equivalent basis.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except ratios)	2018	2018	2017	2018	2017
Nontaxable interest income adjustment	$147	$87	$154	$325	$529
Tax Rate	21%	21%	35%	21%	35%
Net interest income (TE)	$51,709	$50,294	$45,903	$151,856	$128,600
Total net interest income (not TE)	51,562	50,207	45,749	151,531	128,070
Net interest margin (TE)	3.82%	3.77%	3.74%	3.79%	3.74%
Net interest margin (not TE)	3.81	3.76	3.73	3.79	3.73
 TE = Tax Equivalent

Noninterest Income

Noninterest income totaled $12.3 million for the third quarter of 2018, a decrease of $0.4 million or 3% compared to the second quarter of 2018 and an increase of $0.9 million or 7% from the third quarter of 2017. For the nine months ended September 30, 2018, noninterest income totaled $37.3 million, 17% higher than the nine months ended September 30, 2017. Results for the nine months reflect growth in deposits and increased customer engagement, resulting in revenue improvement in nearly every category. Only mortgage banking fees were lower during the nine months, by $1.1 million, with the prior year benefiting from a larger portfolio sale of $57.9 million that added $0.8 million to mortgage banking fees in the third quarter of 2017. For the nine months ended September 30, 2018, noninterest income (excluding securities losses) accounted for 19.8% of total revenue (net interest income plus noninterest income, excluding securities losses), compared to 19.9% for the nine months ended September 30, 2017.

Noninterest income for the third and second quarters of 2018, compared to the third quarter of 2017, and for the nine months ended September 30, 2018 and 2017 is detailed as follows:

	Third	Second	Third	Nine months ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2018	2018	2017	2018	2017
Service charges on deposit accounts	$2,833	$2,674	$2,626	$8,179	$7,483
Trust fees	1,083	1,039	967	3,143	2,764
Mortgage banking fees	1,135	1,336	2,138	3,873	4,962
Brokerage commissions and fees	444	461	351	1,264	1,079
Marine finance fees	194	446	137	1,213	597
Interchange income	3,119	3,076	2,582	9,137	7,747
BOLI income	1,078	1,066	836	3,200	2,326
Other income	2,453	2,671	1,844	7,497	4,895
	12,339	12,769	11,481	37,506	31,853
Securities gains (losses), net	(48)	(48)	(47)	(198)	(26)
Total	$12,291	$12,721	$11,434	$37,308	$31,827

For the third quarter of 2018 and nine months ended September 30, 2018, most categories of service fee income showed year over year growth. Service charges on deposit accounts increased 9.3% and interchange income improved 17.9% for the nine months ended September 30, 2018, compared to prior year. These increases reflect continued strength in deepening relationships with new and existing customers and benefits from acquisition activity. Overdraft fees represented 54% of total service charges on deposits during the nine months ended September 30, 2018, versus 57% for all of 2017. The increase in interchange revenue reflects higher business volumes transacted.

Wealth management, including brokerage commissions and fees, and trust fees, continued to rise during the third quarter of 2018, increasing 1.8% from second quarter 2018, and for the nine months ended September 30, 2018, increased 14.7% compared to the same period in 2017. Trust fees increased 13.7% and brokerage commissions and fees were 17.1% higher for the nine months, year over year. This increase is the result of a growing sales and support team, industry leading products including digital tools, and the benefit of direct referrals from the branches and lending network. Our Wealth Management team added almost $100 million in new assets under management during the nine months ended September 30, 2018, and we expect wealth management revenues to continue to grow over time.

Mortgage production was higher during the nine months ended September 30, 2018 compared to 2017’s first nine months (see “Loan Portfolio”), and the amount of loans sold from that production was also higher, but spreads were narrower. The sale of $57.9 million of seasoned conforming mortgages during the third quarter of 2017 generated $0.8 million in incremental gains, and contributed to the overall decrease in mortgage banking revenue of $1.1 million or 21.9% for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Originated residential mortgage loans are processed by commissioned employees of Seacoast, with many mortgage loans referred by the Company’s branch personnel.

Marine finance revenue was higher for 2018, increasing 41.6% and 103.2%, respectively, for the third quarter of 2018 and nine months ended September 30, 2018, compared to the same periods in 2017. Continued demand for marine vessel financing and a larger portion of originations being sold were primary contributors to the improvement. In addition to our principal office in Ft. Lauderdale, Florida, we continue to use third party independent contractors in Texas and on the west coast of the United States to assist in generating marine loans.

BOLI income was significantly higher for the third quarter of 2018, up 28.9% year over year, and up 37.6% for the nine months ended September 30, 2018, primarily the result of additions during 2017. At September 30, 2018, the average balance increased 36.2% compared to the nine months ended September 30, 2017.

Other income was 53.2% higher year over year for the nine months ended September 30, 2018. Of the increase of $2.6 million, continued progress by our Small Business Administration (“SBA”) lending group generated incremental fees of $2.0 million for 2018 year to date, and additional income of $0.4 million was distributed from Community Reinvestment Act ("CRA") investments. A general increase in other fee categories also occurred, including wire transfer fees, check cashing fees, and other miscellaneous fees.

Noninterest Expenses

Noninterest expenses for the third quarter of 2018 totaled $37.4 million, increasing $3.0 million or 8.8% compared to third quarter 2017, and were $2.1 million or 1.9% higher for the nine months ended September 30, 2018, compared to 2017. Noninterest expenses for the third and second quarters of 2018, compared to third quarter 2017, and the nine months ended September 30, 2018 and 2017, is detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except ratios)	2018	2018	2017	2018	2017
Noninterest expense
Salaries and wages	$17,129	$16,429	$15,627	$48,939	$49,371
Employee benefits	3,205	3,034	2,917	9,320	8,920
Outsourced data processing costs	3,493	3,393	3,231	10,565	9,956
Telephone/data lines	624	643	573	1,879	1,753
Occupancy	3,214	3,316	2,447	9,647	10,025
Furniture and equipment	1,367	1,468	1,191	4,292	4,261
Marketing	1,139	1,344	1,298	3,735	3,294
Legal and professional fees	2,019	2,301	2,560	6,293	7,968
FDIC assessments	431	595	548	1,624	1,768
Amortization of intangibles	1,004	1,004	839	2,997	2,397
Foreclosed property expense and net (gain)/loss on sale	(136)	405	(297)	461	(293)
Other	3,910	4,314	3,427	13,057	11,312
TOTAL	$37,399	$38,246	$34,361	$112,809	$110,732

Efficiency ratio[1]	57.0%	58.4%	58.9%	57.7%	67.7%
1Efficiency ratio is defined as (noninterest expense less foreclosed property expense and amortization of intangibles) divided by net operating revenue (net interest income on a fully tax equivalent basis plus noninterest income excluding securities gains)

For 2018, salaries and wages totaled $15.4 million for the first quarter, $16.4 million for the second quarter, $17.1 million for the third quarter, and aggregated to$48.9 million for the nine months ended September 30, 2018. Salaries and wages were $0.4 million lower year over year, compared to the nine months ended September 30, 2017. The increase in salaries and wages for third quarter 2018 compared to second quarter 2018 was the result of continued investments in talent, including the hiring of a new senior leadership position, a Market President and Head of Commercial Lending for the Tampa market. We believe the Tampa, Florida market offers a significant opportunity for growth. During the second quarter 2018, we also acquired two commercial banking team leaders, four commercial bankers, and made investments in talent to support scaling the organization prudently. We also granted 191,000 restricted shares during the second quarter of 2018, along with performance awards for up to an additional 356,000 shares upon meeting certain performance criteria.  All were granted deep into the organization, with the goal of providing meaningful value to our associates for achieving our target objectives. Base salaries were $5.0 million or 13% higher for the first nine months of 2018 compared to a year ago, reflecting our investment in talent and the full impact of additional personnel retained as part of the 2017 acquisitions of GulfShore, NorthStar and PBCB. Improved revenue generation and lending production, and expectations for performance results in 2018, among other factors, resulted in commissions, sales and equity award expense (aggregated) that were $2.1 million higher for the nine months ended September 30, 2018, compared to the first nine months of 2017. Severance costs and cash incentives decreased $1.9 million and $2.9 million, respectively, compared to the nine months ended September 30, 2017, reflecting the impact of merger activities and executive realignment a year ago. Deferred loan origination costs (a contra expense), increased $2.8 million year over year, reflecting a greater number of loans produced during the first nine months of 2018, versus 2017.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $3.7 million, $3.4 million and $3.5 million for the first, second and third quarters of 2018, respectively, totaling $10.6 million for the nine months ended September 30, 2018, an increase of $0.6 million or 6.1% from the first nine months of 2017. The primary cause for the increase year over year was software licensing and maintenance costs aggregating to $0.7 million.

Total occupancy, furniture and equipment expenses for the first, second and third quarters of 2018 totaled $4.6 million, $4.8 million and $4.6 million, respectively, and were $13.9 million for the nine months ended September 30, 2018. These costs were $0.3 million lower compared to the nine months ended September 30, 2017. Asset write-offs related to branch closures were a primary contributor to the reduction in expense, and were $1.8 million lower for the nine months ended September 30, 2018, compared to a year ago. We believe branches are still valuable to our customers for more complex transactions, but simple tasks, such as depositing and withdrawing funds, are rapidly migrating to the digital world. Our goal at the beginning of 2017 was to close 20% of our locations over the next 24 to 36 months. During 2018 we consolidated two office locations in the first quarter, and none in the second and third quarters, compared to five locations for the nine months ended September 30, 2017. Partially offsetting were lease payments and depreciation expense, each higher by $0.7 million, respectively, for the first nine months of 2018 compared to the first nine months of 2017. Upon acquiring First Green in October 2018, we consolidated five banking locations in alignment with our Vision 2020 objective of reducing our footprint.

For the first, second and third quarters of 2018, marketing expenses (including sales promotion costs, ad agency production and printing costs, digital, newspaper, TV and radio advertising, and other public relations costs) totaled $1.3 million, $1.3 million and $1.1 million, respectively, and aggregated to $3.7 million for the nine months ended September 30, 2018, increasing by $0.4 million or 13.4% compared to prior year. Costs associated with direct mail, corporate sponsorships, and local market corporate events were the largest contributors to the $0.6 million increase, and were incurred to solidify customer acquisition and corporate brand awareness.

Legal and professional fees for the first, second and third quarters of 2018 were $2.0 million, $2.3 million, and $2.0 million, respectively, and aggregated to $6.3 million for the nine months ended September 30, 2018, a decrease of $1.7 million or 21% compared to the prior year.

For the nine months ended September 30, 2018, foreclosed property expense and net losses on the sale of OREO properties totaled $0.5 million compared to a gain in the prior period of $0.3 million (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Other expense totaled $4.8 million, $4.3 million and $3.9 million for the first, second and third quarters of 2018, respectively, and increased $1.7 million or 15.4% for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Primary contributors to the $1.7 million increase were SBA and marine lending fees (up $0.4 million compared to a year ago), losses and charge-offs related to robbery (up $0.2 million), loan servicing costs (up $0.3 million), director fees (up $0.2 million), and other higher expenses related to the growth of the business.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except ratios)	2018	2018	2017	2018	2017
Noninterest expense, as reported	$37,399	$38,246	$34,361	$112,809	$110,732

Merger related charges	482	695	491	1,647	6,105
Amortization of intangibles	1,004	1,004	839	2,997	2,397
Business continuity expenses - Hurricane Irma	—	—	352	—	352
Branch reductions and other expense initiatives[1]	—	—	(127)	—	4,321
Total adjustments	1,486	1,699	1,555	4,644	13,175

Adjusted noninterest expense[2]	$35,913	$36,547	$32,806	$108,165	$97,557

Adjusted efficiency ratio [2,3]	56.3%	57.3%	57.7%	56.9%	61.0%
1Includes severance payments, contract termination costs, disposition of branch premises and fixed assets, and other costs to accomplish branch consolidation and other expense reduction strategies.
2Non-GAAP measure.
3Efficiency ratio is defined as (noninterest expense less foreclosed property expense and amortization of intangibles) divided by the net operating revenue (net interest on a fully tax equivalent basis plus noninterest income excluding securities gains).

Merger related charges were lower for 2018, totaling $0.5 million and $1.6 million for the third quarter and nine months ended September 30, 2018, respectively, compared to $0.5 million for the third quarter and $6.1 million for the nine months ended September 30, 2017, with most expenditures associated with either the First Green or GulfShore acquisitions in each year. In addition, branch consolidation and other expense initiatives for the nine months ended September 30, 2017 totaled $4.3 million, including costs in the first quarter of 2017 related to a realignment of the executive team structure and expenses associated with a reduction in workforce initiative. Business continuity expenses related to Hurricane Irma were also incremental in 2017, adding $0.4 million. Adjusted noninterest expense2 (a non-GAAP measure, see table below for a reconciliation to noninterest expense, the most comparable GAAP number) was $35.9 million and $108.2 million for the third quarter and nine months ended September 30, 2018, respectively, decreasing $0.6 million or 1.7% compared to the second quarter of 2018, increasing $3.1 million or 9.5% compared to the prior year’s third quarter, and was $10.6 million or 10.9% higher for the nine months ended September 30, 2018, compared to prior year.

Seacoast management expects its efficiency ratios to continue to improve. The Company anticipates that the improvements to its processes and tools for commercial banking, investment in talent and tools for our enterprise risk management and technology functions, and further upgrades to our analytics and digital marketing capabilities, will help scale our organization appropriately, and will continue to deliver sustainable earnings growth prospectively. In the third quarter of 2018 we launched a large-scale initiative to implement a fully digital loan origination platform across all business units. This follows our successful roll-out of our fully digital mortgage banking origination platform. Our expense control initiative launched at the end of the second quarter of 2018, designed to reduce overhead and become more streamlined in our approach, will continue into 2019. We are targeting $7 million in expense reductions in 2019 which will be reinvested in expanding bankers in Tampa and South Florida, installation of the fully digital platform, and development of digital direct fulfillment for small business lending. These investments will support growth and greater operating leverage into 2020.

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

For the nine months ended September 30, 2018 and 2017, provision for income taxes totaled $15.3 million and $16.0 million, respectively. The Company’s overall effective tax rate decreased to 23.0% for the first nine months of 2018 from 34.9% for the first nine months a year ago, reflecting the benefit of a lower federal rate the legislation provides, offset by a $248,000 write down of deferred tax assets arising from measurement period adjustments on a 2017 bank acquisition recorded in the first quarter of 2018. Additionally, discrete benefits related to share-based compensation provided a tax benefit of $732,000 for the nine months ended September 30, 2018, compared to $702,000 for the nine months September 30, 2017.

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

The following table provides reconciliation between GAAP net income and adjusted net income.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands except per share data)	2018	2018	2017	2018	2017
Net income, as reported:
Net income	$16,322	$16,964	$14,216	$51,313	$29,818

Diluted earnings per share	$0.34	$0.35	$0.32	$1.07	$0.70

Adjusted net income:
Net income	$16,322	$16,964	$14,216	$51,313	$29,818
Security losses, net	48	48	47	198	26
Total adjustments to revenue	48	48	47	198	26

Merger related charges	482	695	491	1,647	6,105
Amortization of intangibles	1,004	1,004	839	2,997	2,397
Business continuity expenses - Hurricane Irma	—	—	352	—	352
Branch reductions and other expense initiatives[1]	—	—	(127)	—	4,321
Total adjustments to noninterest expenses	1,486	1,699	1,555	4,644	13,175

Effective tax rate on adjustments	(230)	(443)	(673)	(1,211)	(4,939)
Effect of change in corporate tax rate	—	—	—	248	—
Adjusted net income	$17,626	$18,268	$15,145	$55,192	$38,080

Adjusted diluted earnings per share	$0.37	$0.38	$0.35	$1.15	$0.90

1 Includes severance, contract termination costs, disposition of branch, premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.

Financial Condition

Total assets increased $120.8 million or 2.1% from December 31, 2017, benefiting from new relationships derived through our recent acquisitions of NorthStar in October 2017 and PBCB in November of 2017, along with organic growth.

Securities

Information related to maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.

At September 30, 2018, the Company had $923.2 million in debt securities available for sale, and $367.4 million in debt securities held to maturity. The Company's total debt securities portfolio decreased $75.7 million or 5.5% from December 31, 2017. Given the current interest rate environment, the securities portfolio is being used as a liquidity source to fund loan growth. Debt security purchases for the nine months ended September 30, 2018 aggregated to $105 million, and were less than maturities (principally pay-downs) over the same period. Debt security purchases during the first, second, third and fourth quarters of 2017 totaled $43 million, $213 million, $35 million and $220 million, respectively. Securities acquired from GulfShore in the second quarter of 2017 were nominal, and securities acquired from NorthStar and PBCB aggregated to $78.2 million. Funding for investments in 2017 was derived from liquidity, both legacy and that acquired in mergers, and increases in funding from our core customer deposit base and FHLB borrowings.

During the nine months ended September 30, 2018, no sales of debt securities were transacted. During the nine months ended September 30, 2017, sales of securities resulted in proceeds of $7.5 million (including net losses of $26,000). Management believes the securities sold had minimal opportunity to further increase in value.

Debt securities are generally acquired which return principal monthly. During 2018, maturities (primarily comprised of pay-downs) totaled $158 million. During the nine months ended September 30, 2017, maturities (primarily pay-downs) totaled $240 million. Securities that are fixed rate comprise 62% of the total debt securities portfolio, with remaining securities in the portfolio adjustable rate, or 38% of the total portfolio. The modified duration of the investment portfolio at September 30, 2018 was 3.6 years, compared to 4.4 years at December 31, 2017.

At September 30, 2018, available for sale debt securities had gross unrealized losses of $26.4 million and gross unrealized gains of $1.6 million, compared to gross unrealized losses of $8.5 million and gross unrealized gains of $4.2 million at December 31, 2017. All of the debt securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the debt securities with unrealized losses are not other than temporarily impaired and the Company has the intent and ability to retain these debt securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the debt securities portfolio to be high. The Company has no exposure to debt securities with subprime collateral. The Company does not have an investment position in trust preferred securities. The credit quality of the Company’s debt securities holdings are primarily investment grade.

Loan Portfolio

Total loans (net of unearned income and excluding the allowance for loan losses) were $4.1 billion at September 30, 2018, $241.9 million or 6.3% more than at December 31, 2017. During 2018, loan growth has continued across all business lines. For 2018, $393.5 million in commercial and commercial real estate loans were originated compared to $350.9 million for the nine months ended September 30, 2017. Our loan pipeline for commercial and commercial real estate loans totaled $196.5 million at September 30, 2018, a record high. The Company also closed $390 million in residential loans during 2018, including a $19.5 million residential loan pool acquired during the third quarter of 2018. In comparison, residential loans totaling $426.7 million were closed for the first nine months of 2017. The residential mortgage pipeline at September 30, 2018 totaled $58.9 million, versus $48.8 million at December 31, 2017. Consumer and small business originations have totaled $329.2 million since year end 2017, higher by $54.9 million compared to the nine months ended September 30, 2017, and the pipeline for these loans was $59.7 million compared to $38.8 million at December 31, 2017.

The NorthStar and PBCB acquisitions during 2017 contributed $136.8 million and $270.3 million in loans, respectively. During the third quarter of 2018, a $19.5 million pool of whole loan fixed rate mortgages with a weighted average yield of 4.15% and average FICO score of 775 was acquired and added to the portfolio. During the first quarter of 2017, a $43 million pool of whole loan adjustable rate mortgages with a weighted average yield of 3.20% and average FICO score of 751 was acquired and added to the portfolio. Also in 2017, the Company sold two seasoned mortgage portfolio pools summing to $86.4 million ($58.0 million in the third quarter of 2017 and $28.4 million in the fourth quarter of 2017). The mortgage pools sold were believed to have reached their peak in market value. Success in commercial lending through our Accelerate commercial banking model has increased loan growth. Analytics and digital marketing have further fueled loan growth in the consumer and small business channels.

The Company expects the First Green acquisition on October 19, 2018 to amplify loan growth during the fourth quarter of 2018, and enhance opportunities for all types of lending in 2019. We will continue to expand our business banking teams, adding new, seasoned, commercial loan officers where market opportunities arise, and improving service through electronic and digital means. We believe that achieving our loan growth objectives, together with the prudent management of credit risk will provide us with the potential to make further, meaningful improvements to our earnings in the final quarter of 2018, and into 2019.

Our strong growth is accompanied by sound risk management procedures. Our lending policies contain numerous guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the dollar amount (size) of loans. Our exposure to commercial real estate lending is significantly below regulatory limits (see “Loan Concentrations”).

The following tables detail loan portfolio composition at September 30, 2018 and December 31, 2017 for portfolio loans, purchased credit impaired loans (“PCI”) and purchased unimpaired loans (“PUL”) as defined in Note E-Loans.

	September 30, 2018
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$289,449	$129	$86,679	$376,257
Commercial real estate [1]	1,357,721	10,838	358,140	1,726,699
Residential real estate	994,575	1,356	156,709	1,152,640
Commercial and financial	554,627	728	55,600	610,955
Consumer	187,199	—	5,573	192,772
NET LOAN BALANCES [2]	$3,383,571	$13,051	$662,701	$4,059,323

	December 31, 2017
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$215,315	$1,121	$126,689	$343,125
Commercial real estate [1]	1,170,618	9,776	459,598	1,639,992
Residential real estate	845,420	5,626	187,764	1,038,810
Commercial and financial	512,430	894	92,690	606,014
Consumer	178,826	—	10,610	189,436
NET LOAN BALANCES [2]	$2,922,609	$17,417	$877,351	$3,817,377
1Commercial real estate includes owner-occupied balances of $829.4 million and $791.4 million for September 30, 2018 and December 31, 2017, respectively.
2Net loan balances at September 30, 2018 and December 31, 2017 include deferred costs of $15.9 million and $12.9 million, respectively.

Commercial real estate loans were higher by $86.7 million totaling $1.7 billion at September 30, 2018, compared to December 31, 2017. Owner occupied loans represent $829.4 million or 70.9% of the commercial real estate portfolio. Office building loans of $542.7 million or 31.4% of commercial real estate mortgages comprise our largest concentration, with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, health care, churches and educational facilities, recreation, multifamily, lodging, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at September 30, 2018 aggregated to $190.6 million (versus $169.7 million at December 31, 2017), of which $142.7 million was funded. The Company’s 92 commercial and commercial real estate relationships in excess of $5 million totaled $883.4 million, of which $712.5 million was funded at September 30, 2018 (compared to 89 relationships of $803.5 million at December 31, 2017, of which $684.2 million was funded).

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $1.4 billion and $347.9 million, respectively, at September 30, 2018, compared to $1.2 billion and $410.0 million, respectively, at December 31, 2017.

Reflecting the impact of organic loan growth and the NorthStar and PBCB loan acquisitions, commercial and financial loans (“C&I”) outstanding at September 30, 2018 increased to $611.0 million, up from $606.0 million at December 31, 2017. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small- to medium-sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

Residential mortgage loans increased $113.8 million or 11.0% to $1.15 billion as of September 30, 2018, compared to the balance outstanding at December 31, 2017. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At September 30, 2018, approximately $534 million or 46% of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled approximately $300 million (26% of the residential mortgage portfolio) at September 30, 2018, of which 15- and 30-year mortgages totaled $24 million and $237 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $112 million, most with maturities of 10 years or less and home equity lines of credit, primarily floating rates, totaling $246 million at September 30, 2018. In comparison, loans secured by residential properties having fixed rates totaled $247 million at December 31, 2017, with 15- and 30-year fixed rate residential mortgages totaling $22 million and $173 million, respectively, and home equity mortgages and lines of credit totaling $123 million and $233 million, respectively.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $3.3 million or 0.0% from December 31, 2017 to total $192.8 million (versus $189.4 million at December 31, 2017). Of the $3.3 million increase, automobile and truck loans, marine loans, and other consumer loans increased $0.6 million, $0.2 million and $0.6 million, respectively.

At September 30, 2018, the Company had unfunded commitments to make loans of $865 million, compared to $808 million at December 31, 2017.

Loan Concentrations

The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Outstanding balances for commercial and commercial real estate (“CRE”) loan relationships greater than $10 million totaled $360.0 million and represented 9% of the total portfolio at September 30, 2018.

Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of total risk based capital, were stable at 59% and 199%, respectively, at September 30, 2018. Regulatory guidance suggests limits of 100% and 300%, respectively. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts, or “REITs”, and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Nonperforming assets (“NPAs”) at September 30, 2018 totaled $30.9 million, and were comprised of $19.0 million of nonaccrual portfolio loans, $7.1 million of nonaccrual purchased loans, $0.4 million of non-acquired other real estate owned (“OREO”), $1.2 million of acquired OREO and $3.1 million of branches out of service. Nonaccrual portfolio loans increased $6.6 million compared to December 31, 2017, primarily the result of a transfer of a single credit to nonaccrual status in the second quarter of 2018. NPAs increased from $27.2 million recorded as of December 31, 2017 (comprised of $12.6 million of nonaccrual portfolio loans, $7.0 million of nonaccrual purchased loans, $2.2 million of non-acquired OREO, $1.6 million of acquired OREO, and $3.8 million of branches out of service). At September 30, 2018, approximately 94% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At September 30, 2018, nonaccrual loans were written down by approximately $7.1 million or 21% of the original loan balance (including specific impairment reserves). Since December 31, 2017, OREO amounts related to branches taken out of service that are actively being marketed decreased $0.7 million and OREO for foreclosed properties decreased $2.3 million. During the nine months ended September 30, 2018, a single residence valued at $3.8 million (added to acquired OREO during the first quarter of 2018) was subsequently sold in the third quarter of 2018.

Nonperforming loans to total loans outstanding at September 30, 2018 increased to 0.64% from 0.51% at December 31, 2017.

The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $13.8 million at September 30, 2018, compared to $15.6 million at December 31, 2017. Accruing TDRs are excluded from our nonperforming asset ratios. The table below set forth details related to nonaccrual and accruing restructured loans.

September 30, 2018	Nonaccrual Loans			Accruing Restructured
(In thousands)	NonCurrent	Performing	Total	Loans
Construction & land development
Residential	$—	$—	$—	$—
Commercial	67	—	67	18
Individuals	—	147	147	180
	67	147	214	198
Residential real estate mortgages	5,524	7,430	12,954	7,624
Commercial real estate mortgages	2,039	9,469	11,508	5,707
Real estate loans	7,630	17,046	24,676	13,529
Commercial and financial	1,261	25	1,286	—
Consumer	102	76	178	268
	$8,993	$17,147	$26,140	$13,797

At September 30, 2018 and December 31, 2017, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	September 30, 2018		December 31, 2017
(In thousands)	Number	Amount	Number	Amount
Rate reduction	59	$11,146	71	$12,843
Maturity extended with change in terms	47	5,266	51	5,803
Chapter 7 bankruptcies	23	1,437	28	1,812
Not elsewhere classified	10	1,035	11	1,190
	139	$18,884	161	$21,648

There were no new TDRs identified during the third quarter. Year to date for 2018, there was one newly identified TDR totaling $0.1 million, compared to $0.1 million for all of 2017. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding September 30, 2018 defaulted during the twelve months ended September 30, 2018, or for 2017. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At September 30, 2018, loans (excluding PCI) totaling $38.1 million were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $6.1 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $30.3 million and $2.4 million, respectively, at December 31, 2017.

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

Cash and Cash Equivalents and Liquidity Risk Management

Cash and cash equivalents (including interest bearing deposits), totaled $105.1 million on a consolidated basis at September 30, 2018, compared to $109.5 million at December 31, 2017.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities held for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At September 30, 2018, Seacoast Bank had available unsecured lines of $130 million and lines of credit under current lendable collateral value, which are subject to change, of $1.064 billion. Seacoast had $511 million of United States Treasury and Government agency debt securities and mortgage backed debt securities not pledged and available for use under repurchase agreements, and had an additional $591 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2017, the Company had available unsecured lines of $95 million and lines of credit of $1.006 billion, and had $455 million of Treasury and Government agency debt securities and mortgage backed debt securities not pledged and available for use under repurchase agreements, as well as an additional $593 million in residential and commercial real estate loans available as collateral.

The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. During the nine months ended September 30, 2018, $295.0 million of brokered certificates of deposit (“CDs”) at an average rate of 1.49% matured, and the Company acquired $275.0 million in brokered CDs at a weighted average rate of 1.96%. Of the $275.0 million acquired, $85.0 million matured in the second quarter of 2018, $140.0 million matures in the fourth quarter of 2018, and $50.0 million matures in the first quarter of 2019. Total brokered CDs at September 30, 2018 totaled $192.2 million, compared to $217.4 million at December 31, 2017.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. At September 30, 2018, Seacoast Bank can distribute dividends to the Company of approximately $88 million. At September 30, 2018, the Company had cash and cash equivalents at the parent of approximately $48.0 million, compared to $34.4 million at December 31, 2017. The increase includes $21.3 million in cash received in January 2018 from the sale of Visa Class B stock that was recorded in December 2017, offset primarily by taxes associated with the sale.

Deposits and Borrowings

The Company’s balance sheet continues to be primarily core funded.

Total deposits increased $50.8 million or 1.1% to $4.64 billion at September 30, 2018, compared to December 31, 2017. At September 30, 2018, total deposits excluding brokered CDs grew $76.0 million or 1.7% from year-end 2017.

Since December 31, 2017, noninterest bearing demand deposits increased $88.5 million or 6.3% to $1.49 billion, interest bearing deposits (interest bearing demand, savings and money markets deposits) decreased $14.8 million or 0.6% to $2.40 billion, and CDs decreased $22.9 million or 3.0% to $753.0 million. Noninterest demand deposits represent 32% of deposits, compared to 30% at December 31, 2017. Core deposit growth reflects our success in growing households both organically and through acquisitions.

Brokered CDs are the primary contributor to the decrease in CDs since December 31, 2017, lower by $25.2 million or 11.6%. An intentional decrease in higher cost time deposits was recorded over the two years prior to the 2016 and 2017 acquisitions, and was more than offset by increases in low cost or no cost deposits.

Customer repurchase agreements totaled $189.0 million at September 30, 2018, decreasing $27.1 million or 12.5% from December 31, 2017. The repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

No unsecured federal funds purchased were outstanding at September 30, 2018.

At September 30, 2018 and December 31, 2017, borrowings were comprised of subordinated debt of $70.7 million and $70.5 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $261.0 million and $211.0 million, respectively. At September 30, 2018, our FHLB borrowings were all maturing within 30 days, with the exception of maturities of $3.0 million in April 2019 and $60.0 million in June 2019. The weighted average rate for FHLB funds during the nine months ended September 30, 2018 and 2017 was 1.83% and 0.94%, respectively, and compared to 0.99% for the year ended December 31, 2017. Secured FHLB borrowings are an integral tool in liquidity management for the Company.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 subordinated debt for each trust totaled $20.6 million (aggregating to $41.2 million) and the 2007 subordinated debt totaled $12.4 million. As part of the October 1, 2014, BANKshares acquisition, the Company inherited three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. Also, as part of the Grand acquisition, the Company inherited an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASU 805 Business Combinations) were recorded at fair value, which collectively is $4.6 million lower than face value at September 30, 2018. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 4.42% and 3.43% for the nine months ended September 30, 2018 and 2017, respectively, and compared to 3.47% for the year ended December 31, 2017.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $865 million at September 30, 2018 and $808 million at December 31, 2017.

Capital Resources

The Company’s equity capital at September 30, 2018 increased $43.2 million from December 31, 2017 to $732.8 million.

The ratio of shareholders’ equity to period end total assets was 12.36% and 11.87% at September 30, 2018 and December 31, 2017, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.85% and 9.27% at September 30, 2018 and December 31, 2017, respectively. Equity has increased as a result of earnings retained by the Company.

Activity in shareholders’ equity for the nine months ended September 30, 2018 and 2017 follows:

(In thousands)	2018	2017
Beginning balance at December 31, 2017 and 2016	$689,664	$435,397
Net income	51,313	29,818
Issuance of stock via common stock offering on February 21, 2017	—	55,660
Issuance of stock pursuant to acquisition of GulfShore	—	62,882
Stock compensation (net of Treasury shares acquired)	6,503	4,337
Change in other comprehensive income	(14,649)	6,347
Ending balance at September 30, 2018 and 2017	$732,831	$594,441

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

September 30, 2018:	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Common equity Tier 1 ratio (CET1)	13.19%	13.65%	6.5%
Tier 1 capital ratio	14.80%	13.65%	8.0%
Total risk-based capital ratio	15.57%	14.42%	10.0%
Tier 1 leverage ratio	11.33%	10.45%	5.0%

1 For subsidiary bank only

The Company’s total risk-based capital ratio was 15.57% at September 30, 2018, an increase from December 31, 2017’s ratio of 14.24%. Higher earnings have been a primary contributor. At September 30, 2018, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.45%, compared to 9.72% at December 31, 2017, reflecting earnings during the first quarter.

Accumulated other comprehensive income declined $14.6 million during the nine months ended September 30, 2018 from December 31, 2017, reflecting the impact of higher interest rates on available for sale securities.

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

The provision for loan losses is the result of a detailed analysis estimating for probable loan losses. The analysis includes the evaluation of impaired and purchased credit impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For the nine months ended September 30, 2018 and 2017, the Company recorded provision for loan losses of $9.4 million and $3.4 million, respectively. The provision for loan losses for the third quarter of 2018 was $5.8 million, compared to $2.5 million for the second quarter of 2018, and compared to $0.7 million for the third quarter of 2017. A $3.1 million increase in provision during the third quarter of 2018 for a single impaired commercial real estate loan, originated in 2007, and discussed last quarter upon the loan moving to nonaccrual status, as well as the effects of portfolio growth, were primary causes for the increase in provision for the third quarter of 2018, compared to prior quarters. Net charge-offs during the third quarter and second quarters of 2018 summed to $0.8 million and $1.7 million, respectively, and were near zero for the first quarter of 2018. Net charge-offs for the four most recent quarters averaged 0.10% of outstanding loans. Delinquency trends remain low, with nonperforming loans decreasing $0.1 million during the quarter ended September 30, 2018 (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses incurred in the loan portfolio. The allowance for loan losses increased $6.8 million to $33.9 million at September 30, 2018, compared to $27.1 million at December 31, 2017. The allowance for loan and lease losses

(“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total ALLL.

The first component of the ALLL analysis involves the estimation of an allowance specific to individually evaluated impaired portfolio loans, including accruing and non-accruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation or operation of the collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed uncollectable. Restructured consumer loans are also evaluated and included in this element of the estimate. As of September 30, 2018, the specific allowance related to impaired portfolio loans individually evaluated totaled $6.1 million, including $3.4 million for the single commercial real estate loan discussed previously, and compared to $2.4 million at December 31, 2017. Residential loans that become 90 days past due are placed on nonaccrual and a specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

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

The final component consists of amounts reserved for purchased unimpaired loans (PUL). Loans collectively evaluated for impairment reported at September 30, 2018 include loans acquired from PBCB on November 3, 2017, NorthStar on October 20, 2017, GulfShore on April 7, 2017, BMO Harris on June 3, 2016, Floridian Bank on March 11, 2016, Grand Bank on July 17, 2015 and BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. These fair value discount amounts are accreted into income over the remaining lives of the related loans on a level yield basis.

The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 0.98% at September 30, 2018, compared to 0.90% at December 31, 2017. The risk profile of the loan portfolio reflects adherence to credit management methodologies to execute a low risk strategic plan for loan growth. New loan production is focused on adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, as well as consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At September 30, 2018, the Company had $1.328 billion in loans secured by residential real estate and $1.927 billion in loans secured by commercial real estate, representing 32.7% and 47.5% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in central and southeastern Florida.

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

Note F to the financial statements (titled “Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at September 30, 2018 and December 31, 2017.

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

The fair value of the available for sale securities portfolio at September 30, 2018 was less than historical amortized cost, producing net unrealized losses of $24.8 million that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2018 and 2017. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

During 2014, management identified $158.8 million of investment securities available for sale and transferred them to held for investment. The unrealized holding losses at the date of transfer totaled $3.1 million. For the securities that were transferred into the held for investment category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. At September 30, 2018, the remaining unamortized amount of these losses was $0.8 million. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. Management believes the securities transferred are a core banking asset that they now intend to hold until maturity, and if interest rates were to increase before maturity, the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available for sale investment.

Seacoast Bank also holds 11,330 shares of Visa Class B stock, which following resolution of Visa's pending litigation will be converted to Visa Class A shares. Under the current conversion rate that became effective June 28, 2018, the Company expects to receive 1.6298 shares of Class A stock for each share of Class B stock, for a total of 18,465 shares of Visa Class A stock. Our ownership is related to prior ownership in Visa’s network, while Visa operated as a cooperative. This ownership is recorded on our financial records at a zero basis. Also included in other assets is a $6.1 million investment in a mutual fund carried at fair value.

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

At September 30, 2018, the Company had net tax assets of $25.8 million, including net deferred tax assets (“DTA”) of $25.3 million and current receivable of $0.5 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at December 31, 2017 the Company had a net DTA of $25.4 million.

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

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At September 30, 2018, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s third quarter 2018 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 7.5% if interest rates increased 200 basis points in a parallel fashion over the next 12 months and 3.9% if interest rates increased 100 basis points in a parallel fashion over the next 12 months, and improve 13.3% and 7.0%, respectively, on a 13 to 24 month basis. This compares with the Company’s third quarter 2017 model simulation, which indicated net interest income would increase 7.1% if interest rates were increased 200 basis points in a parallel fashion over the next 12 months and 3.7% if interest rates increased 100 basis points, and improve 12.5% and 6.5%, respectively, on a 13 to 24 month basis. These simulations do not include the impact of accretion from purchased credit impaired, or unimpaired loans.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 22.2% at September 30, 2018. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our third quarter 2018 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 6.4% versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 12.9%.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2018 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that have occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first nine months of 2018, entirely related to equity incentive plan activity, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan*	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/18 to 1/31/18	117	$25.21	292,173	122,827
2/1/18 to 2/28/18	139	25.86	292,312	122,688
3/1/18 to 3/31/18	226	26.63	292,538	122,462
Total - 1st Quarter	482	25.90	292,538	122,462
4/1/18 to 4/30/18	26,163	26.47	318,701	96,299
5/1/18 to 5/31/18	—	—	318,701	96,299
6/1/18 to 6/30/18	111	31.54	318,812	96,188
Total - 2nd Quarter	26,274	26.49	318,812	96,188
7/1/18 to 7/31/18	2,763	31.58	321,575	93,425
8/1/18 to 8/31/18	—	—	321,575	93,425
9/1/18 to 9/30/18	—	—	321,575	93,425
Total - 3rd Quarter	2,763	31.58	321,575	93,425
Year to Date 2018	29,519	$26.96	321,575	93,425

  *The plan to purchase equity securities totaling 165,000 was approved on September 18, 2001, with no expiration date. An additional 250,000 shares was added to the plan and approved on May 20, 2014.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

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
Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 6, 2018	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

November 6, 2018	/s/ Charles M. Shaffer
CHARLES M. SHAFFER
Executive Vice President & Chief Financial Officer