Form 10-K
period 2018-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2019-02-26
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
                                              ☒ Yes            ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                              ☐ Yes           ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes            ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
                                              ☒ Yes            ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.              ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).☐ Yes  ☒ No

The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2018, as reported on the Nasdaq Global Select Market, was $1,489,410,982. The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of January 31, 2019, was 51,319,414.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s 2019 Proxy Statement for the Annual Meeting of Shareholders (the “2019 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2019 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2019 Proxy Statement shall be deemed so incorporated.

SPECIAL CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference herein which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) or its wholly-owned banking subsidiary, Seacoast National Bank ("Seacoast Bank") to be materially different from those set forth in the forward-looking statements.

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

•	our ability to comply with any requirements imposed on us or our banking subsidiary, Seacoast Bank by regulators and the potential negative consequences that may result;

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

•	the effects of competition from a wide variety of local, regional, national and other traditional and non-traditional providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	the impact on the valuation of our investments due to market volatility or counterparty payment risk;

•	statutory and regulatory restrictions on our ability to pay dividends to our shareholders;

•	any applicable regulatory limits on Seacoast Bank’s ability to pay dividends to us;

•	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;

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

•	inability of our risk management framework to manage risks associated with our business such as credit risk and operational risk, including third party vendors and other service providers;

•	dependence on key suppliers or vendors to obtain equipment or services for our business on acceptable terms;

•
reduction in or the termination of our ability to use the mobile-based platform that is critical to our business growth strategy, including a failure in or breach of our operational or security systems or those of its third party service providers;

•	the effects of war or other conflicts, acts of terrorism, natural disasters or other catastrophic events that may affect general economic conditions;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	our ability to maintain adequate internal controls over financial reporting;

•	potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions;

•
the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated and sales of our capital stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes; and

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

General

Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a financial holding company, incorporated in Florida in 1983, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Our principal subsidiary is Seacoast National Bank, a national banking association (“Seacoast Bank”). Seacoast Bank commenced its operations in 1933, and operated as “First National Bank & Trust Company of the Treasure Coast” prior to 2006 when we changed its name to “Seacoast National Bank.”

As of December 31, 2018, the Company’s legal structure includes one domestic subsidiary bank, Seacoast Bank, which has four wholly owned subsidiaries and seven trusts formed for the purpose of issuing trust preferred securities. Seacoast coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities.

As of December 31, 2018, Seacoast had total consolidated assets of approximately $6.7 billion, total deposits of approximately $5.2 billion, total consolidated liabilities, including deposits, of approximately $5.9 billion and consolidated shareholders’ equity of approximately $864.3 million. Our operations are discussed in more detail under “Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”

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

Expansion of Market, Products and Services

Seacoast has grown to be one of the largest community banks headquartered in Florida. This growth has been achieved through a balanced strategy consisting of organic growth and acquisitions focused on the state's most attractive MSAs. Seacoast provides integrated financial services including commercial and retail banking, wealth management, treasury management and home mortgage products through the Company's network of 51 traditional branches of its wholly-owned subsidiary bank, Seacoast Bank, and seven commercial banking centers. Offices stretch from Ft. Lauderdale, Boca Raton and West Palm Beach north through the Daytona Beach area, into Orlando and Central Florida and the adjacent Tampa market, and west to Okeechobee and surrounding counties. Seacoast customers can also access their account information and perform transactions online, through mobile applications, or through our telephone customer support center, which offers extended hours. These options combined with our traditional branch footprint allows us to meet a broad range of customer needs.

During 2018, the Company continued to make enhancements to its customer analytics platforms which equip our bankers with the tools to analyze our customers needs, resulting in an enhanced customer experience and improved banker efficiency. The

Company has also made investments in its new loan origination platforms which streamline the underwriting and approval process. Seacoast has continued to expand its digital offerings to customers designed to improve the customer experience and lower the cost to serve. As more customers adopt these channels, transactions have shifted from the traditional branch network to digital banking. This combination allows Seacoast to serve the ever changing needs of its customer base. Seacoast Bank also provides brokerage and annuity services. Seacoast Bank personnel managing the sale of these services are dual employees with LPL Financial, the company through which Seacoast Bank presently conducts its brokerage and annuity services. In 2018, the Company established Seacoast Insurance Services, Inc., providing our customers with access to a range of insurance products.

In the fourth quarter, Seacoast completed the acquisition of First Green Bancorp, Inc. headquartered in central Florida. This acquisition enhanced Seacoast's presence in the Orlando and Fort Lauderdale MSAs, two of the strongest and fastest growing economies in Florida.

 Employees

As of December 31, 2018, the Company and its subsidiaries employed 902 full-time equivalent employees. The Company considers its employee relations to be favorable, and we have no collective bargaining agreements with any employees.

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

Competition

Seacoast operates in a highly competitive market. Its competitors include other banks, credit unions, mortgage companies, personal and commercial financing companies, investment brokerage and advisory firms, mutual fund companies and insurance companies. These competitors range in both size and geographic footprint. Seacoast operates primarily in Florida from Ft. Lauderdale, Boca Raton and West Palm Beach north through the Daytona Beach area, into Orlando and Central Florida and the adjacent Tampa market, and west to Okeechobee and surrounding counties. Seacoast Bank's competition includes not only other banks of comparable or larger size in its markets, but also various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, investment brokerage and financial advisory firms and mutual fund companies. We compete for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation and rapid technological changes within the financial services industry will most likely continue to change the nature and intensity of competition that we face, but also creates opportunities for us to demonstrate and leverage what we believe are our competitive advantages.

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

Supervision and Regulation

We are extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and Seacoast Bank’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us and Seacoast Bank, are difficult to predict. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to us or Seacoast Bank. Changes in applicable laws, regulations or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on our and Seacoast Bank’s business, operations, and earnings. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”), and the U.S. banking and financial system rather than holders of our capital stock.

Regulation of the Company

We are registered as a bank holding company with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and have elected to be a financial holding company. As such, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects financial holding companies, such as the Company, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.

Activity Limitations: As a financial holding company, we are permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or complementary to financial activities. We and Seacoast Bank must each remain “well-capitalized” and “well-managed” and Seacoast Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for us to maintain our status as a financial holding company. In addition, the Federal Reserve has the power to order a financial holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company. As further described below, each of the Company and Seacoast Bank is well-capitalized as of December 31, 2018, and Seacoast Bank has a rating of “Outstanding” in its most recent CRA evaluation.

Source of Strength Obligations: A financial holding company is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as Seacoast Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of Seacoast Bank, this agency is the Office of the Comptroller of the Currency (the “OCC”)) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements and require us to provide financial assistance to Seacoast Bank in the event of financial distress.

Acquisitions: The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Florida or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentages, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combating money laundering.

Change in Control: Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as Seacoast Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors are present. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

Governance and Financial Reporting Obligations: We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board (the “PCAOB”), and NASDAQ. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities. The assessments of our financial reporting controls as of December 31, 2018 are included in this report under “Item 9A. Controls and Procedures.”

Corporate Governance:  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) addresses many investor protection, corporate governance, and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act: (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers.

Incentive Compensation: The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Seacoast Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the OCC also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2018, these rules have not been implemented. We and Seacoast Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles: that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Shareholder Say-On-Pay Votes: The Dodd-Frank Act requires public companies to provide shareholders with an advisory vote on executive compensation (known as say-on-pay votes), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on say-on-pay proposals at least every three years and the opportunity to vote on the frequency of say-on-pay votes at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The first say-on-pay vote occurred at our 2011 annual shareholders meeting. The say-on-pay, the say-on-parachute and the say-on-frequency votes are advisory and explicitly nonbinding and cannot override a decision of our board of directors.

Other Regulatory Matters: We and our subsidiaries are subject to oversight by the SEC, the Financial Industry Regulatory Authority, (“FINRA”), the PCAOB, NASDAQ and various state securities regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

Capital Requirements

The Company and Seacoast Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

The Company and Seacoast Bank are subject to the following risk-based capital ratios: a common equity Tier 1 ("CET1") risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.

In addition, the capital rules require a capital conservation buffer of up to 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer is being phased in, and was 1.875% as of January 1, 2018 and is 2.5% effective January 1, 2019.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company’s or Seacoast Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.

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

To be well-capitalized, Seacoast Bank must maintain at least the following capital ratios:

•	6.5% CET1 to risk-weighted assets;

•	8.0% Tier 1 capital to risk-weighted assets;

•	10.0% Total capital to risk-weighted assets; and

•	5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to Seacoast Bank, the Company’s capital ratios as of December 31, 2018 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

The Company’s and Seacoast Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable capital conservation buffer as of December 31, 2018. Based on current estimates, we believe that the Company and Seacoast Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer.  As of December 31, 2018, the consolidated capital ratios of Seacoast and Seacoast Bank were as follows:

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized(1)
Total Risk-Based Capital Ratio	14.43%	13.60%	10.0%
Tier 1 Capital Ratio	13.80%	12.97%	8.0%
Common Equity Tier 1 Capital Ratio (CET1)	12.43%	12.97%	6.5%
Leverage Ratio	11.16%	10.49%	5.0%
(1)For subsidiary bank only

On November 21, 2018, the federal banking agencies jointly issued a proposed rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). The Regulatory Relief Act mandates that the banking agencies develop a CBLR of not less than 8% and not more than 10% for qualifying community banking organizations. A qualifying community banking organization that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. The Regulatory Relief Act defines a “qualifying community banking organization” as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion. Under the proposed rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered “well-capitalized” so long as its CBLR is greater than 9%. The agencies are expected to issue a final rule in the first quarter of 2019. The Company is currently evaluating the impact of this proposed rule.

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable. For SEC reporting companies with December 31 fiscal-year ends, such as the Company, CECL will become effective beginning with the first quarter of 2020.

Payment of Dividends

The Company is a legal entity separate and distinct from Seacoast Bank and our other subsidiaries. Our primary source of cash, other than securities offerings, is dividends from Seacoast Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as Seacoast Bank) in any calendar year will exceed the sum of such bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible loan losses.

In addition, the Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The OCC and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.

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

Seacoast Bank recorded net income in 2018, 2017, and 2016, but no dividends were paid to us during any of these years. Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits for that year combined with its retained net profits for the preceding two calendar years. Under this restriction Seacoast Bank is eligible to distribute dividends up to $134.5 million to the Holding Company, without prior OCC approval, as of December 31, 2018.

No dividends on our common stock were declared or paid in 2018, 2017, and 2016.

Regulation of the Bank

As a national bank, our primary bank subsidiary, Seacoast Bank, is subject to comprehensive supervision and regulation by the OCC and is subject to its regulatory reporting requirements. The deposits of Seacoast Bank are insured by the FDIC and, accordingly, the bank is also subject to certain FDIC regulations and the FDIC has backup examination authority and certain enforcement powers over Seacoast Bank.  Seacoast Bank also is subject to certain Federal Reserve regulations.

In addition, as discussed in more detail below, Seacoast Bank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the Consumer Financial Protection Bureau (“CFPB”). Authority to supervise and examine the Company and Seacoast Bank for compliance with federal consumer laws remains largely with the Federal Reserve and the OCC, respectively. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection rules adopted by the CFPB.

Broadly, regulations applicable to Seacoast Bank include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit; requirements to maintain reserves against deposits and loans; limitations on the types of investments that may be made by Seacoast Bank; and requirements governing risk management practices. Seacoast Bank is permitted under federal law to open a branch on a de novo basis across state lines where the laws of that state would permit a bank chartered by that state to open a de novo branch.

Transactions with Affiliates and Insiders: Seacoast Bank is subject to restrictions on extensions of credit and certain other transactions between Seacoast Bank and the Company or any nonbank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of Seacoast Bank’s capital and surplus, and all such transactions between Seacoast Bank and the Company and all of its nonbank affiliates combined are limited to 20% of Seacoast Bank’s capital and surplus. Loans and other extensions of credit from Seacoast Bank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between Seacoast Bank and the Company or any affiliate are required to be on an arm’s length basis. Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as Seacoast Bank, to their directors, executive officers and principal shareholders.

Reserves: Federal Reserve rules require depository institutions, such as Seacoast Bank, to maintain reserves against their transaction accounts, primarily interest bearing and non-interest bearing checking accounts. For 2019, the first $16.3 million of covered balances are exempt from these reserve requirements, aggregate balances between $16.3 million and $124.2 million are subject to a 3% reserve requirement, and aggregate balances above $124.2 million are subject to a reserve requirement of $3,237,000 plus 10% of the amount over $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

FDIC Insurance Assessments and Depositor Preference: Seacoast Bank’s deposits are insured by the FDIC’s DIF up to the limits under applicable law, which currently are set at $250,000 per depositor, per insured bank, for each account ownership category. Seacoast Bank is subject to FDIC assessments for its deposit insurance. The FDIC calculates quarterly deposit insurance assessments based on an institution’s average total consolidated assets less its average tangible equity, and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. As of September 30, 2018, 2017 and 2016, Seacoast Bank’s rate was 3.37 basis points, 4.38 basis points, and 5.06 basis points, respectively. Seacoast Bank’s deposit insurance premiums totaled $2.2 million for 2018, $2.3 million for 2017, and $2.4 million for 2016. Our FICO assessment averaged 0.31 basis points for all four quarters during 2018. On September 30, 2018, the FDIC announced that the designated reserve ratio (“DRR”) of the DIF reached 1.36 percent, exceeding the required 1.35 percent, two years ahead of the deadline imposed by the Dodd-Frank Act. Though the FDIC has clarified that assessment rates will not change in the immediate future, banks with less than $10 billion in total consolidated assets, such as Seacoast Bank, will start receiving credits against their deposit insurance assessments when the DRR reaches or exceeds 1.38 percent. In addition, Seacoast Bank is subject to quarterly assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds. Our FICO assessment rate for the first quarter of 2019 is 0.14 basis points. The FDIC has announced that the remaining FICO bonds are expected to mature in September 2019, and that the final FICO assessment is expected to be made in March 2019 (at a rate of 0.14 (annual) basis points).

Deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.

Standards for Safety and Soundness: The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Anti-Money Laundering: The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act, and its implementing regulations adopted by the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury, requires financial institutions to establish anti-money laundering programs with minimum standards that include:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. In addition, FinCEN issued rules that became effective on May 11, 2018, that require, subject to certain exclusions and exemptions, covered financial institutions to identify and verify the identity of beneficial owners of legal entity customers.

Economic Sanctions: The Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

Concentrations in Lending: During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk based capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both our retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. At December 31, 2018, we had outstanding $251.5 million in commercial construction and residential land development loans and $192.1 million in residential construction loans to individuals, which represents approximately 63% of Seacoast Bank’s total risk based capital at December 31, 2018, well below the Guidance’s threshold. At December 31, 2018, the total CRE exposure for Seacoast Bank represents approximately 227% of total risk based capital, also below the Guidance’s threshold.

Community Reinvestment Act: Seacoast Bank is subject to the provisions of the Community Reinvestment Act (“CRA”), which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The OCC’s assessment of Seacoast Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Following the enactment of the Gramm-Leach-Bliley Act (“GLB”), CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company is not permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries receive less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. On April 3, 2018, the Department of the Treasury published recommendations for amending the regulations implementing the CRA; on August 28, 2018, the OCC issued an advanced notice of proposed rulemaking seeking industry comment on how the CRA might be modernized. Seacoast Bank has a rating of “Outstanding” in its most recent CRA evaluation.

Privacy and Data Security:  The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directs federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. Seacoast Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, Seacoast Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Consumer Regulation:  Activities of Seacoast Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

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

Mortgage Regulation: The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibits loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43%. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the securitizer of asset-backed securities must retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.”

The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.

Non-Discrimination Policies: Seacoast Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

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

Significant market volatility driven in part by concerns relating to, among other things, actions by the U.S. Congress or imposed through Executive Order by the President of the United States, as well as global political actions, could adversely affect the U.S. or global economies, with direct or indirect impacts on the Company and our business. Results could include reduced consumer and business confidence, credit deterioration, diminished capital markets activity, and delays in the Federal Reserve Board increases in interest rates.

Consumers may decide not to use banks to complete their financial transactions, which could adversely affect our net income.

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

In addition, the widespread adoption of new technologies, including internet banking services, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet banking and mobile banking channel strategies in addition to remote connectivity solutions. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.

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

The effects of ongoing mortgage market challenges, combined with a correction in residential real estate market prices and reduced levels of home sales, could result in lower single family home values, adversely affecting the liquidity and value of collateral securing commercial loans for residential land acquisition, construction and development, as well as residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on the sale of mortgage loans. Declining real estate prices cause higher delinquencies and losses on certain mortgage loans, generally, and particularly on second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans can limit the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. Deteriorating trends could occur, as various government programs implemented to boost the residential mortgage markets and stabilize the housing markets after the financial crisis wind down or are discontinued. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.

Our real estate portfolios are exposed if weakness in the Florida housing market or general economy arises.

Florida has historically experienced deeper recessions and more dramatic slowdowns in economic activity than other states and a decline in real estate values in Florida can be significantly larger than the national average. Declines in home prices and the volume of home sales in Florida, along with the reduced availability of certain types of mortgage credit, can result in increases in delinquencies and losses in our portfolios of home equity lines and loans, and commercial loans related to residential real estate acquisition, construction and development. Declines in home prices coupled with high or increased unemployment levels and increased interest rates can cause losses which adversely affect our earnings and financial condition, including our capital and liquidity.

In addition, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) that was signed into law on December 22, 2017 contains several provisions that will affect the tax consequences of home ownership and related borrowing. We cannot predict what impact, if any, the Tax Reform Act will have on our mortgage lending business or the value of homes securing mortgages or other loans, but any decrease in mortgage lending, decrease in home values, or early repayment of mortgage loans caused by changes to the tax code as a result of the Tax Reform Act could have a material adverse effect on our earnings and capital.

 Our concentration in commercial real estate loans could result in increased loan losses.

Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risks of the asset, especially during a difficult economy. As of December 31, 2018 and 2017, 44.2% and 47.9%, respectively, of our loan portfolio was comprised of CRE loans. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to have implemented improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

Seacoast Bank has a written CRE concentration risk management program and monitors its exposure to CRE; however, there is no guarantee that the program will be effective in managing our concentration in CRE.

Nonperforming assets could result in an increase in our provision for loan losses, which could adversely affect our results of operations and financial condition.

At December 31, 2018 and 2017, our nonperforming loans (which consist of nonaccrual loans) totaled $26.5 million and $19.5 million, or 0.6% and 0.5% of the loan portfolio, respectively. At December 31, 2018 and 2017, our nonperforming assets (which include foreclosed real estate and bank branches taken out of service) were $39.3 million and $27.2 million, or 0.6% and

0.5% of assets, respectively. Other real estate owned (“OREO”) included $9.4 million for branches taken out of service at December 31, 2018, versus $3.8 million at December 31, 2017. In addition, we had approximately $22.8 million and $8.9 million in accruing loans that were 30 days or more delinquent at December 31, 2018 and 2017, respectively. Our nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our income, and increasing our loan administration costs. When the only source of repayment expected is the underlying collateral, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and OREO also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. We may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and our provision for loan losses. Any further increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

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

Our business depends on the creditworthiness of our customers. We review our allowance for loan losses for adequacy, at a minimum quarterly, considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrowers repaying their loans. Generally speaking, the credit quality of our borrowers can deteriorate as a result of economic downturns in our markets. Although the economy is stable and growing, if the credit quality of our customer base or their debt service behavior materially decreases, if the risk profile of a market, industry or group of customers declines or weakness in the real estate markets and other economics were to arise, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures , and there is no guarantee that our response to any cyber-attack or system interruption, breach or failure will be effective to mitigate and remediate the issues resulting from such an event, including the costs, reputational harm and litigation challenges that we may face as a result. Cyber security risks may also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. We offer our clients the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our client’s systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of our clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, our systems and those of our clients and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our client or third-party service provider systems. Any such losses or liabilities could adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We operate in a heavily regulated environment. Regulatory compliance burdens and associated costs can affect our business.

We and our subsidiaries are regulated by several regulators, including, but not limited to, the Federal Reserve, the OCC, the FDIC, the CFPB, the SEC, and NASDAQ. Our success is affected by state and federal regulations affecting banks and bank holding companies, the securities markets and banking, securities and insurance regulators. Banking regulations are primarily intended to protect consumers and depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted. These changes, if adopted, could require us to maintain more capital, liquidity and risk controls which could adversely affect our growth, profitability and financial condition. Any such changes in law can impact the profitability of our business activities, require changes to our operating policies and procedures, or otherwise adversely impact our business.

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

The Tax Cuts and Jobs Act of 2017 may have an impact on net income, shareholders’ equity and the Company’s regulatory capital ratios.

On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act (the “Tax Reform Act”) into law. Under the Tax Reform Act, the highest marginal federal tax rate for corporations has been lowered from 35% to 21% resulting in a reduction to the Company’s deferred tax assets (“DTAs”). This remeasurement resulted in an immediate, one-time adjustment increasing the provision for taxes, and lowering net income for 2017 by $8.6 million. Over prospective periods, a lower federal tax rate could result in improved net income performance. We believe the initial impact of a reduction to the federal rate, and the resultant reduction to DTAs and capital, via higher tax provisioning at inception, will be recovered with lower tax provisioning prospectively from the date of inception. The reduction in our DTAs negatively impacted our capital ratios (as a small portion of our DTA is includable in regulatory capital calculations) but not below well-capitalized levels, as defined by our regulators. As higher net income is recorded due to lower tax provisioning, and increases shareholders’ equity, the detrimental impact to capital ratios will diminish and accrete capital over time.

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

As of December 31, 2018, we had net DTAs of $29.0 million, based on management’s estimation of the likelihood of those DTAs being realized. These and future DTAs may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amounts recorded.

The Company recorded income for 2018, 2017 and 2016. Management expects to realize the $29.0 million in net DTAs well in advance of the statutory carryforward period, based on its forecast of future taxable income. We consider positive and negative evidence, including the impact of reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. This process requires significant judgment by management about matters that are by nature uncertain. If we were to conclude that significant portions of our DTAs were not more likely than not to be realized (due to operating results or other factors), a requirement to establish a valuation allowance could adversely affect our financial position and results of operations.

The amount of net operating loss carry-forwards and certain other tax attributes realizable annually for income tax purposes may be reduced by an offering and/or other sales of our capital securities, including transactions in the open market by 5% or greater shareholders, if an ownership change is deemed to occur under Section 382. The determination of whether an ownership change has occurred under Section 382 is highly fact-specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. Management does not believe any stock offerings, issuances, or reverse stock split have had any negative implications for the Company under Section 382 to date.

The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, and currently is transitioning from many years of easing to what may be an uneven, but extended, period of tightening.

In recent years, in response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. Since then the Federal Reserve raised rates nine times during 2015-2018, in each case by a modest 25 basis points. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available. This data-dependent process, now in its fifth year, may represent a fitful transition to a tightening trend, or it may represent merely an interim period during which rates have little clear up or down long-term trend.

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

We periodically evaluate potential acquisitions and expansion opportunities. To the extent we grow through acquisition, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or businesses, as well as other geographic and product expansion activities, involve various risks including:

•risks of unknown or contingent liabilities;
•unanticipated costs and delays;
•risks that acquired new businesses do not perform consistent with our growth and profitability expectations;
•risks of entering new market or product areas where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;
•exposure to potential asset quality issues with acquired institutions;

•	difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and start-up delays and costs of other expansion activities;
•potential disruptions to our business;
•possible loss of key employees and customers of acquired institutions;
•potential short-term decrease in profitability; and
•diversion of our management’s time and attention from our existing operations and businesses.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets and beyond. The number of financial institutions headquartered in Florida, the Southeastern United States, and across the country continues to decline through merger and other activity. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance, including with respect to anti-money laundering ("AML") obligations, consumer protection laws and CRA obligations and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue to pursue an organic growth strategy for our business while also regularly evaluating potential acquisitions and expansion opportunities. If appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions, branch acquisitions and other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

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

We may not be able to successfully integrate our acquisitions or to realize the anticipated benefits of them.

A successful integration of each acquired bank with ours will depend substantially on our ability to successfully consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as:

•the loss of key employees;
•the disruption of operations and businesses;
•loan and deposit attrition, customer loss and revenue loss;
•possible inconsistencies in standards, control procedures and policies;
•unexpected issues with expected branch closures; and/or
•unexpected issues with costs, operations, personnel, technology and credit;

all of which could divert resources from regular banking operations. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful merger integrations.

Further, we acquire banks with the expectation that these mergers will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate these institutions in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results.
The implementation of other new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts.  In developing and marketing new lines of business and/or new products and services, we undergo a process to assess the risks of the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative.  Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our non-core funding sources include federal funds purchases, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. Other sources of liquidity available to us or Seacoast Bank include the acquisition of additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.

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

We are a legal entity separate and distinct from Seacoast Bank and our other subsidiaries. Our primary source of cash, other then securities offerings, is dividends from Seacoast Bank. These dividends are the principal source of funds to pay dividends on our common stock, interest on our trust preferred securities and interest and principal on our debt. Various laws and regulations limit the amount of dividends that Seacoast Bank may pay us, as further described in "Supervision and Regulation - Payment of Dividends". Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make payments on our trust preferred securities or reinstate dividend payments to our common shareholders.

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

Interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments.

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates

A portion of our variable rate loans are tied to LIBOR. While many of these loans contain “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, not all of our loans contain these “fallback” provisions and existing “fallback” provisions may not adequately address the actual changes to LIBOR or successor rates. We may not be able to successfully amend these loans to provide for alternative rate calculations and such amendments could prove costly. Even with “fallback” provisions, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes around how variable rates should be calculated. All of this could result in damage to our reputation, loss of customers and additional costs to us, all of which could be material.

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

Although the Company currently complies with all capital requirements, we will be subject to more stringent regulatory capital ratio requirements in the future and we may need additional capital in order to meet those requirements. Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to resume payments of dividends on common stock, make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition, generally. Under FDIC rules, if Seacoast Bank ceases to be a “well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits and the interest rates that it pays may both be restricted.

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

From time to time, we may decide to retain new vendors for new or existing products and services. Transition to these new vendors may not proceed as anticipated and could negatively impact our customers or our ability to conduct business, which, in turn, could have an adverse effect on our business, results of operations and financial condition.

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

We are currently authorized to issue up to 120 million shares of common stock, of which 51.4 million shares were outstanding as of December 31, 2018, and up to 4 million shares of preferred stock, of which no shares are outstanding. Subject to certain NASDAQ requirements, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

Our stock price is subject to fluctuations, and the value of your investment may decline.

The trading price of our common stock is subject to wide fluctuations and may be subject to fluctuations in the future. The stock market in general, and the market for the stocks of commercial banks and other financial services companies in particular, has experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and the value of your investment may decline.

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

Seacoast maintains its corporate headquarters in a 68,000 square foot, three story building at 815 Colorado Avenue in Stuart, Florida. The building is owned by Seacoast Bank.

Seacoast Bank owns or leases all of the buildings in which we operate our business. At December 31, 2018, we and our subsidiaries had 51 branch offices, seven commercial lending offices, and its main office in Florida. For additional information regarding our properties, please refer to Notes G and K of the Notes to Consolidated Financial Statements.

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

Our common stock is traded under the symbol “SBCF” on the Nasdaq Global Select Market, which is a national securities exchange (“NASDAQ”). As of January 31, 2019, there were 51,319,414 shares of our common stock outstanding, held by approximately 1,819 record holders.

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

Five years of selected financial data of the Company is set forth under the caption “Financial Highlights” on pages 84-85.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 36-81.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see “Securities”, “Interest Rate Sensitivity”, and “Market Risk” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 48 and pages 61-62.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and the report of Crowe LLP, the Company's independent registered public accounting firm, appear on pages 86-138.

Supplementary financial data for each full quarter in the two years ended December 31, 2018 are included on pages 82-83 in the section entitled “Selected Quarterly Information”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

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

(b)Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management believes that, as of December 31, 2018, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Crowe LLP, has issued an audit report on our internal control over financial reporting which is included herein.

(c)Change in Internal Control Over Financial Reporting

During the three months ended December 31, 2018, there were no changes in our internal control over financial reporting that occurred or that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Transactions and Business Relationships” in the 2019 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation,” “Compensation Discussion & Analysis,” “Compensation and Governance Committee Report” and “2018 Director Compensation” in the 2019 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about our common stock that may be issued under all of our existing compensation plans as of December 31, 2018.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities represented in column (a))
Equity compensation plans approved by shareholders:
2013 Plan(1)	933,495	$22.00	1,255,593
Employee Stock Purchase Plan(2)	—	—	69,434
TOTAL	933,495	$22.00	1,325,027
(1)Seacoast Banking Corporation of Florida 2013 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, prospectively.
(2)Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

Additional information regarding the ownership of our common stock is set forth under the headings “Proposal 1 - Election of Directors” and “Security Ownership of Management and Certain Beneficial Holders” in the 2019 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between us and our officers, directors and significant shareholders is set forth under the heading “Compensation and Governance Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning our principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Audit and Non- Audit Fees” in the 2019 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)    The Consolidated Financial Statements and the report of the Independent Registered Public Accounting Firm thereon listed in Item 8 are set forth commencing on page 86.

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

Exhibit 2.1 Agreement and Plan of Merger
Dated November 3, 2016, by and among the Company, Seacoast Bank, GulfShore Bancshares, Inc. and GulfShore Bank, incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed November 9, 2016.

Exhibit 2.2 Agreement and Plan of Merger
Dated May 4, 2017, by and among the Company, Seacoast Bank, Palm Beach Community Bank, incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed May 9, 2017.

Exhibit 2.3 Agreement and Plan of Merger
Dated May 8, 2017, by and among the Company, Seacoast Bank, and NorthStar Banking Corporation and NorthStar Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed May 24, 2017.

Exhibit 2.4 Agreement and Plan of Merger, dated as of June 11, 2018, by and among Seacoast Banking Corporation of Florida, Seacoast National Bank, First Green Bancorp, Inc. and First Green Bank
Incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed June 15, 2018.

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
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed May 30, 2018.

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
Incorporated herein by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed March 15, 2011.

Exhibit 10.2 Amended and Restated Employee Stock Purchase Plan*
Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on DEF 14A, filed with the Commission on April 27, 2009.

Exhibit 10.3 Dividend Reinvestment and Stock Purchase Plan
Incorporated by reference to the Company’s Form S-3 File No. 333-221822, filed on November 30, 2017.

Exhibit 10.4 Executive Deferred Compensation Plan*
Incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed March 30, 2001.

Exhibit 10.5 Change of Control Employment Agreement*
Dated December 24, 2003 between William R. Hahl and the Company, incorporated herein by reference from Exhibit 10.17 to the Company’s Form 8-K, filed December 29, 2003.

Exhibit 10.6 Amended and Restated Directors Deferred Compensation Plan*
Incorporated herein to the Company’s Form 10-K filed March 14, 2016.

Exhibit 10.7 2008 Long-Term Incentive Plan*
Incorporated herein by reference from Exhibit A to the Company’s Proxy Statement on Form DEF 14A, filed March 18, 2008.

Exhibit 10.8 Form of 409A Amendment to Employment Agreement with William R. Hahl*
Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2009.

Exhibit 10.9 2013 Incentive Plan
Incorporated herein by reference from Appendix A to the Company’s Proxy Statement on Form DEF 14A, filed April 9, 2013.

Exhibit 10.10 Form of Change of Control Employment Agreement with Daniel Chappell, Charles Cross, David Houdeshell, Jeffery D. Lee and Charles Shaffer*
Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed November 3, 2014.

Exhibit 10.11 Employment Agreement*
Dated December 18, 2014 between Dennis S. Hudson, III and the Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 19, 2014.

Exhibit 10.12 Form of Change of Control Employment Agreement with Charles Cross, David Houdeshell and Charles Shaffer
Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed September 23, 2016.

Exhibit 10.13 Amendment to Employment Agreement with Dennis S. Hudson, III
Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 27, 2017.

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

(b)Exhibits

The response to this portion of Item 15 is submitted under item (a)(3) above.

(c)Financial Statement Schedules

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

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Dennis S. Hudson, III	February 26, 2019
Dennis S. Hudson, III, Chairman of the Board,
Chief Executive Officer and Director
(principal executive officer)

/s/ Charles M. Shaffer	February 26, 2019
Charles M. Shaffer, Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)

/s/ Julie H. Daum	February 26, 2019
Julie H. Daum, Director

/s/ Jacqueline L. Bradley	February 26, 2019
Jacqueline L. Bradley, Director

/s/ H. Gilbert Culbreth, Jr.	February 26, 2019
H. Gilbert Culbreth, Jr, Director

/s/ Christopher E. Fogal	February 26, 2019
Christopher E. Fogal, Director

/s/ Maryann Goebel	February 26, 2019
Maryann Goebel, Director

/s/ Herbert Lurie	February 26, 2019
Herbert Lurie, Director

/s/ Alvarro Monserrat	February 26, 2019
Alvaro Monserrat, Director

/s/ Thomas E. Rossin	February 26, 2019
Thomas E. Rossin, Director

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to aid in understanding significant changes in the financial condition of Seacoast Banking Corporation of Florida and its subsidiaries (the “Company”) and their results of operations during 2018, 2017 and 2016. Nearly all of the Company’s operations are contained in its banking subsidiary, Seacoast Bank (“Seacoast Bank” or the “Bank”). This discussion and analysis is intended to highlight and supplement information presented elsewhere in the annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8. For purposes of the following discussion, the words the “Company,” “we,” “us,” and “our” refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.

Overview – Strategy and Results

Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”), a financial holding company, incorporated in Florida in 1983, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), is one of the largest community banks in Florida with approximately $6.7 billion in assets and $5.2 billion in deposits as of December 31, 2018. The Company provides integrated financial services including commercial and retail banking, wealth management, and mortgage services to customers through advanced banking solutions, 51 traditional branches of its locally-branded wholly-owned subsidiary bank, Seacoast National Bank (“Seacoast Bank”), a national banking association, and seven commercial banking centers.

The Company’s offices stretch from Ft. Lauderdale, Boca Raton and West Palm Beach north through the Daytona Beach area, into Orlando and Central Florida, and the adjacent Tampa market as well as Okeechobee and surrounding counties.

Seacoast is executing a balanced growth strategy, combining both organic growth with strategic acquisitions in growing urban markets. The Company delivers integrated banking services, combining traditional retail locations with online and mobile technology and a convenient telephone banking center.

Seacoast has built a fully integrated distribution platform across all channels to provide our customers with the ability to choose their path of convenience to satisfy their banking needs, providing us an opportunity to reach our customers through a variety of sales channels. Non-teller transactions surpassed teller transactions during 2018, with 45% of checks now deposited outside the branch network, compared to 41% a year ago in December. This shift in customer preference is expected to continue, requiring our continued focus on building and enhancing our digitally integrated business model.

We believe our digital delivery and products are contributing to growing our franchise, primarily due to increases in debit card activation, direct deposit and mobile banking users. Personal and business mobile banking has grown from over 47,000 users at December 31, 2016, to over 62,000 users at December 31, 2017, to over 83,000 users at December 31, 2018, a 77% growth in two years. There were over 99,000 online banking customers at year-end 2018, increasing 19% from December 31, 2017.

The Company enhanced its footprint with the acquisitions of First Green Bancorp, Inc. ("First Green") in 2018, GulfShore Bancshares, Inc. ("GulfShore"), NorthStar Banking Corporation ("NorthStar") and Palm Beach Community Bank ("PBCB") in 2017, Floridian Financial Group, Inc. ("Floridian") and the Orlando banking operation of BMO Harris Bank, N.A. ("BMO") in 2016 (see “Note S – Business Combinations”). The acquisition of First Green continued our expansion in the Orlando, Daytona and Fort Lauderdale markets. During 2017, our acquisitions of GulfShore and NorthStar expanded the Seacoast franchise into the Tampa market. We look forward to significant opportunities in the fast-growing, business rich Tampa market. Our approach to the Tampa market uses lessons learned from our successful growth in the fast-growing Orlando marketplace following our acquisitions in 2016. We are now the largest Florida-based bank in Orlando and a top-10 bank in that market overall. The First Green, GulfShore, NorthStar, PBCB, Floridian and BMO transactions solidified our market share in the attractive Palm Beach and Central Florida markets, expanded our customer base and leveraged operating costs through economies of scale. All of these acquisitions not only increased our customer households, but opened markets and customer bases where our convenience offering resonates and were immediately accretive to earnings. In aggregate, our acquisitions over the past several years have added the following to our loans and deposits:

(In thousands)	Date of Acquisition	Acquired Loans	Acquired Deposits
First Green Bank(1)	October 19, 2018	$631,497	$624,289
Palm Beach Community Bank	November 3, 2017	270,318	268,633
NorthStar Bank(2)	October 20, 2017	136,832	182,443
GulfShore Bank(3)	April 7, 2017	250,876	285,350
BMO Harris(4)	June 3, 2016	62,671	314,248
Floridian Bank(5)	March 11, 2016	266,137	337,341
(1)Wholly-owned subsidiary of First Green Bancorp, Inc.
(2)Wholly-owned subsidiary of NorthStar Banking Corporation, Inc.
(3)Wholly-owned subsidiary of GulfShore BancShares, Inc.
(4)Orlando banking operations of BMO Harris Bank, N.A.
(5)Wholly-owned subsidiary of Floridian Financial Group, Inc.

The Company will likely continue to consider strategic acquisitions as part of the Company’s overall future growth plans. The Florida economy continues to amplify our success and the state of Florida remains an attractive market in which to live and work. We believe that there are many positive indications that Florida’s economy will continue to expand.

During 2018, we continued to focus on our technology investments, including the addition of a Chief Technology Officer to our executive team, investments in a fully digital loan origination platform across all business units, enhanced digital services including for mobile wire transfer approvals, same day ACH and card controls, and a continued push to move transactions from the branch market to digital. As of December 31, 2018, 53% of consumer deposit transactions originated through our digital channels, compared to 47% as of December 31, 2017.

Highlights of our performance in 2018 included:

•
An 11% year-over-year growth in revenue on a GAAP basis in excess of an 8% increase in noninterest expense on the same basis. A 19% year-over-year adjusted revenue growth during 2018, out pacing a 15% increase in adjusted noninterest expense over the corresponding period. Adjusted revenues and adjusted noninterest expense are non-GAAP measures (see pages 46-47, “Explanation of Certain Unaudited Non-GAAP Financial Measures” in “Results of Operations,” and accompanying non-GAAP reconciliations to GAAP);

•
Diluted earnings per share of $1.38 for 2018, compared to $0.99 diluted earnings per share for 2017 on a GAAP basis. Achievement of our $1.62 adjusted diluted earnings per share goal for 2018, a non-GAAP measure (see pages 46-47, “Explanation of Certain Unaudited Non-GAAP Financial Measures” in “Results of Operations,” and accompanying non-GAAP reconciliations to GAAP). This metric represented a 26% increase from the prior year, exiting 2018 on a strong upward trajectory and on a path to outperform peers;

•
Continued execution on the Company’s balanced growth strategy through the completion and successful integration of the acquisition of First Green on October 19, 2018, together with organic and acquisition-related revenue growth momentum and cost reductions, which drove continued growth through 2018;

•
Reduction in costs related to branch consolidations, with the addition of seven branches in 2018 from acquisition, offset by the consolidation of seven branches, ten branches added from acquisitions during 2017 offset by the successful consolidation of six branches, and the addition of 24 branches and the closure of 20 branches in 2016. Deposits per branch improved, with total deposits per banking center exceeding $101.5 million at December 31, 2018, up from $90.1 million one year earlier and $75.0 million at year-end 2016. We expect to continue consolidating our more expensive, traditional banking facilities, and related personnel costs, as digital and call center channels expand;

•
Continued discipline around controlling expenses, focused primarily on reducing overhead and streamlining our approach to our business and cost savings. These reductions have allowed us to re-deploy overhead to hiring on additional bankers in Tampa and South Florida and technology investments in 2018 and will continue to support growth and operating leverage into 2020; and

•
Continuation of the Company’s analytics-driven product marketing and service delivery combined with a favorable Florida economy that drove record loan production; total loans increased 26% compared to a year ago; excluding acquisitions, total loans were 10% higher year over year.

Results of Operations

Earnings Summary

The Company has steadily improved results over the past three years. Net income for 2018 totaled $67.3 million or $1.38 diluted earnings per share, compared to $42.9 million or $0.99 diluted earnings per share for 2017, and $29.2 million or $0.78 diluted earnings per share for 2016. Return on average assets (“ROA”) increased to 1.11% during 2018, and return on average equity (“ROE”) to 9.08% for the same period.

Adjusted net income(1) totaled $79.1 million and was $23.7 million or 43% higher year-over-year for the twelve months ended December 31, 2018. In comparison, adjusted net income(1) increased $16.3 million or 42% during 2017, compared to 2016. Adjusted diluted earnings per share(1) increased to $1.62 for 2018, compared to $1.28 for 2017 and $1.04 for 2016.

(1)See pages 46-47, "Explanation of Certain Unaudited Non-GAAP Financial Measures."

Net Interest Income and Margin

Net interest income (on a fully taxable equivalent basis) for 2018 totaled $212.0 million, increasing $35.0 million or 20%, as compared to 2017’s net interest income of $177.0 million, which increased by $36.5 million or 26% compared to 2016. The Company’s net interest margin increased 12 basis points to 3.85% during 2018 from 2017, and increased 10 basis points to 3.73% during 2017 from 2016.

Loan growth, balance sheet mix and yield/cost management have been the primary forces affecting net interest income and net interest margin results. Acquisitions have further accelerated these trends. Organic loan growth (excluding acquisitions) year-over-year was $376.3 million, or 10%. For 2018, the First Green acquisition added loans and deposits of $631.5 million and $624.3 million, respectively. For 2017, GulfShore loans and deposits added $250.9 million and $285.4 million, respectively, NorthStar loans and deposits added $136.8 million and $182.4 million, respectively, and PBCB loans and deposits added $270.3 million and $268.6 million, respectively. These acquisitions were contributors to net interest income improvement year-over-year for 2018 compared to 2017, and for 2017 compared to 2016. The same full-year income growth dynamic occurred in 2016 compared to 2015, with the acquisition of Floridian adding $266.1 million in loans, $67.0 million in securities and $337.3 million in deposits, and the purchase of investment securities ahead of the BMO acquisition, which added $62.7 million in loans and $314.2 million in deposits. We expect net interest income in 2019 will continue to benefit from the full year impact of the acquisition completed in the fourth quarter of 2018.

The increase in margin in 2018 compared to 2017 reflects significantly improved yields on investment securities, federal funds sold and other investments, and loans, up 27 basis points, 98 basis points and 23 basis points, respectively. Lower non-cash related loan accretion associated with acquisitions limited the increase in yield on loans to one basis point for 2017, compared to 2016, but yields on investment securities and federal funds sold and other investments were higher for 2017 compared to 2016, up 35 basis points and 118 basis points, respectively.

Table 2 presents the Company’s average balance sheets, interest income and expenses, and yields and rates, for the past three years.

The following table details the trend for net interest income and margin results (on a tax equivalent basis)(1), and yield on earning assets and rate on interest bearing liabilities.

(In thousands, except percentages)	Net Interest Income(1)	Net Interest Margin(1)	Yield on Earning Assets(1)	Rate on Interest Bearing Liabilities
Fourth quarter 2017	$48,402	3.71%	4.11%	0.56%
First quarter 2018	49,853	3.80	4.23	0.62
Second quarter 2018	50,294	3.77	4.25	0.71
Third quarter 2018	51,709	3.82	4.38	0.82
Fourth quarter 2018	60,100	4.00	4.67	0.97
 (1)On tax equivalent basis, a non-GAAP measure. See pages 46-47, "Explanation of Certain Unaudited Non-GAAP Financial Measures."

Total average loans increased $788.6 million or 24% during 2018 compared to 2017, and increased $739.0 million or 29% during 2017 compared to 2016. Our average investment securities decreased $14.9 million or 1% during 2018 versus 2017, and increased $144.9 million or 12% during 2017 compared to 2016.

For 2018, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 75%, compared to 70% for 2017 and 67% for 2016 while interest earning deposits and other investments decreased to 1%, compared to 2% in 2017 and 2% in 2016, reflecting the Company’s continuing efforts to reduce lower yielding excess liquidity. As average total loans as a percentage of earning assets increased, the mix of loans has remained fairly stable, with volumes related to commercial real estate representing 49% of total loans at December 31, 2018 (compared to 48% at December 31, 2017 and 50% at December 31, 2016). Residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 31% of total loans at December 31, 2018 (versus 31% at December 31, 2017 and 32% at December 31, 2016) (see “Loan Portfolio”).

Commercial and commercial real estate loan production for 2018 totaled $552.9 million, compared to production for all of 2017 and 2016 of $482.7 million and $432.4 million, respectively. Consumer and small business originations reached $443.4 million during 2018, compared to $354.4 million during 2017 and $302.3 million during 2016. Closed residential loan production totaled $495.2 million for 2018 compared to production for all of 2017 and 2016 of $487.8 million and $403.4 million, respectively. A $19.5 million adjustable rate residential loan pool, with a weighted average yield of 4.15% and average FICO score of 775, was acquired during 2018 and included in residential loans retained. During 2017, an additional $43.0 million pool of whole loan adjustable rate residential mortgages with a weighted average yield of 3.2% and average FICO score of 751 was acquired and added to our portfolio, offset by $86.3 million in sales of two seasoned pools of portfolio residential mortgages. The sales during 2017 were deemed opportunities given the Treasury yield curve at the time, and to manage interest rate risk, adjust loan mix to permit growth in construction lending and to manage liquidity. During 2016, an additional $63.5 million of residential mortgage and $19.2 million of marine loan pools were purchased, and partially offset by $70.6 million in sales of seasoned pools of portfolio residential mortgages.

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Commercial/commercial real estate loan pipeline at year-end	$164,064	$118,930	$88,814
Commercial/commercial real estate loans closed	552,878	482,705	432,438

Residential loan pipeline at year-end	$43,655	$48,836	$72,604
Residential loan originations retained	305,953	312,656	243,831
Residential loan originations sold(1)	189,235	261,458	230,136

Consumer and small business pipeline	$53,453	$38,790	$45,936
Consumer and small business originations	443,406	354,383	302,317
 (1)Includes sales of previously retained seasoned production of $86.3 million for 2017 and $70.6 million for 2016.

Pipelines at year-end 2018 (loans in underwriting and approval or approved and not yet closed) reflect the robust Florida economy, while year-end 2017 pipelines reflected the lingering effects of the fall 2017 hurricanes. At December 31, 2018, pipelines were $164.1 million in commercial, $43.7 million in residential mortgages, and $53.5 million in consumer and small business. Commercial pipelines increased $45.1 million or 38%, over 2017, mortgage pipelines were $5.2 million or 11% lower compared to 2017, and consumer and small business pipelines increased from 2017 by $14.7 million, or 38%.

Loan production remains strong, supported by customer analytics and expansion of the banking teams, particularly in the Tampa, Orlando and South Florida MSAs. During the third quarter of 2018, we added senior leadership in Tampa with the hiring of the former President & CEO of SunTrust for the Tampa MSA. The addition of lending personnel from the First Green acquisition in the fourth quarter of 2018 is expected to provide growth in the Orlando and South Florida MSAs, prospectively. The GulfShore team added in the second quarter of 2017 supplemented the commercial pipeline and commercial loans closed during the third and fourth quarters of 2017, and the addition of NorthStar and PBCB during the fourth quarter of 2017 provided additional opportunities to further grow our balance sheet during 2018.

The average securities portfolio grew in size but was a smaller percentage of average earning assets, 24% for 2018 compared to 28% for 2017. However, careful portfolio management has resulted in increased securities yields. For 2018 our securities yielded 2.93%, up from 2.66% in 2017 and 2.31% in 2016.

For 2018, the cost of average interest-bearing liabilities increased 33 basis points to 0.79% from 2017. For 2017, this cost increased 15 basis points to 0.46% from 2016. The cost of our funding reflects the Company’s successful core deposit focus that produced strong growth in customer relationships over the past several years. Noninterest bearing demand deposits at December 31, 2018 represent 30.3% of total deposits, compared to 30.5% and 32.6% at December 31, 2017 and 2016, respectively. The cost of average total deposits (including noninterest bearing demand deposits) for the fourth quarter of 2018 was 0.54%, compared to 0.29% and 0.15% for the fourth quarters of 2017 and 2016, respectively.

The following table provides trend detail on the ending balance components of our customer relationship funding as of:

	December 31,
(In thousands, except percentages)	2018	2017	2016
Noninterest demand	$1,569,602	$1,400,227	$1,148,309
Interest-bearing demand	1,014,032	1,050,755	873,727
Money market	1,173,950	931,458	802,697
Savings	493,807	434,346	346,662
Time certificates of deposit	925,849	775,934	351,850
Total deposits	$5,177,240	$4,592,720	$3,523,245

Customer sweep accounts	$214,323	$216,094	$204,202

Total core customer funding(1)	$4,465,714	$4,032,880	$3,375,597

Noninterest demand deposit mix	30.3%	30.5%	32.6%
(1)Total deposits and customer sweep accounts, excluding time certificates of deposit.

The Company’s focus on convenience, with high quality customer service, expanded digital offerings and distribution channels provides stable, low cost core deposit funding for the Company. Over the past several years, the Company has strengthened its retail deposit franchise using new strategies and product offerings, while maintaining a focus on growing customer relationships. We believe that digital product offerings are central to core deposit growth as access via these distribution channels is required by customers. During 2018, 2017 and 2016, we have significantly grown our average transaction deposits (noninterest and interest bearing demand), with significant increases of $268.3 million or 12% in 2018, $370.8 million or 20% in 2017 and $379.3 million or 26% in 2016. Along with new relationships, our deposit programs and digital sales have improved our market share and deepened our relationships with existing customers.

Our growth in core deposits has also provided low funding costs. The Company’s deposit mix remains favorable, with 83% of average deposit balances comprised of savings, money market, and demand deposits in the fourth quarter of 2018. The Company’s average cost of deposits, including noninterest bearing demand deposits, was 0.43% for 2018, above 2017’s rate of 0.21% and 2016's rate of 0.14%, with higher interest rates and acquired deposits marginally increasing the Company’s cost of deposits. We believe this reflects the significant value of the deposit franchise, despite the increases of 22 basis points during 2018 and 7 basis points during 2017.

Short-term borrowings (principally comprised of sweep repurchase agreements with customers of Seacoast Bank) decreased $29.2 million or 17% to average $200.8 million during 2018, after decreasing $15.9 million or 8% to average $171.7 million for 2017, as compared to 2016. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year. The average rate on customer repurchase accounts was 0.90% for 2018, compared to 0.45% and 0.26% for 2017 and 2016, respectively. No federal funds purchased were utilized at December 31, 2018, 2017 and 2016.

FHLB borrowings, all maturing within six months or less, totaled $380.0 million at December 31, 2018, with an average rate of 2.45% at year-end, compared to $211.0 million at December 31, 2017, maturing in 30 days or less (along with $7.0 million of FHLB borrowings acquired from PBCB maturing in 2018 and 2019), with an average rate of 1.39% at year-end. Advances from the FHLB of $50.0 million at a fixed rate of 3.22% to mature in late 2017 were redeemed early in April 2016 with an early redemption penalty of $1.8 million incurred. FHLB borrowings averaged $225.0 million for 2018, down from $377.4 million for 2017 but higher than $198.3 million for 2016 (see “Note I – Borrowings” to the Company’s consolidated financial statements).

For 2018, average subordinated debt of $70.7 million related to trust preferred securities issued by subsidiary trusts of the Company (including subordinated debt for Grand Bankshares, Inc. (“Grand”) and The BANKshares Inc. (“BANKshares”) assumed on July 17, 2015 and October 1, 2014, respectively) carried an average cost of 4.48%, up from 3.47% for 2017 and 2.94% for 2016 reflecting higher market interest rates as the subordinated debt cost is based on LIBOR plus a spread (see "Note I- Borrowings").

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

	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total Year	Fourth Quarter
(In thousands, except percentages)	2018	2018	2018	2018	2018	2017	2017
Nontaxable interest adjustment	$441	$116	$147	$87	$91	$706	$176
Tax rate	21%	21%	21%	21%	21%	35%	35%
Net interest income (TE)	$211,956	$60,100	$51,709	$50,294	$49,853	$177,002	$48,402
Total net interest income (not TE)	211,515	59,984	51,562	50,207	49,762	176,296	48,226
Net interest margin (TE)	3.85%	4.00%	3.82%	3.77%	3.80%	3.73%	3.71%
Net interest margin (not TE)	3.84	3.99	3.81	3.76	3.79	3.72	3.70
 TE = Tax Equivalent, a non-GAAP measure.

Noninterest Income

Noninterest income (excluding securities losses and gains, and the gain on sale of Class B Visa stock) totaled $50.6 million for 2018, an increase of $7.4 million or 17%, compared to 2017. On the same basis, noninterest income totaled $43.2 million for 2017, an increase of $5.8 million or 16% compared to 2016. The gain on sale of Class B Visa stock totaled $15.2 million and was recorded in the fourth quarter of 2017. The Visa shares were purchased early in 2017. Noninterest income accounted for 19% of total revenue in 2018 (net interest income plus noninterest income, excluding securities losses and gains, and the gain on sale of Class B Visa stock), compared to 20% in 2017 and 21% for 2016 (on the same basis). Results for the year ended December 31, 2018, reflect growth in deposits and increased customer engagement, resulting in revenue improvement in nearly every category. Analytics driven product marketing and service delivery, combined with organic and acquisition-related growth, were primary factors contributing to the growth in noninterest income during 2018, 2017 and 2016.

Table 4 provides detail regarding noninterest income components for the past three years.

For 2018, most categories of service fee income showed strong year over year growth compared to 2017, with service charges on deposit accounts increasing $1.1 million or 11% to $11.2 million, interchange income up $1.8 million or 17% to $12.3 million, while other deposit based EFT charges were generally flat year over year. These increases reflect continued strength in customer acquisition and cross sell and benefits from acquisition activity. Overdraft fees represent 55% of total service charges on deposits for 2018, versus 57% for 2017 and 60% for 2016. Overdraft fees totaled $6.2 million during 2018, increasing $0.5 million from 2017, after decreasing $0.1 million during 2017 from 2016. The decrease for 2017 was, in part, due to third quarter 2017’s post-hurricane Irma accommodations for customers including waivers of fees where circumstances were appropriate. Regulators continue to review the banking industry’s practices for overdraft programs and additional regulation could reduce fee income for the Company’s overdraft services.

Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®. For 2018, 2017 and 2016, this revenue totaled $12.3 million, $10.6 million and $9.2 million, respectively, with steady increases year over year of 17% and 15%, respectively.

Wealth management, including brokerage commissions and fees, and trust income, increased during 2018 by $0.9 million or 17%. Growth in trust revenues of $0.5 million or 13% and an increase in the Company’s brokerage fees of $0.4 million is the result of a growing sales and support team, industry leading products including digital tools, and the benefit of direct referrals from the branches and lending network. Our wealth management team added nearly $100 million in new assets under management during the year ended December 31, 2018. While trust income was higher in 2017 compared to 2016 by $0.3 million or 8%, the result was entirely offset by a decline in brokerage fees of $0.7 million, compared to 2016, reflecting our shift to fee-based accounts and an investment management model in 2017. We fully expect wealth management revenues to continue to grow over time.

Mortgage production was lower during 2018 (see “Loan Portfolio”), with mortgage banking activity generating fees of $4.7 million, which were $1.8 million or 27% lower compared to 2017. The opposite was true for 2017 compared to 2016, when fees increased $0.6 million or 10%. Fee income opportunities were more limited during 2018, in part, as a result of higher interest rates, shifting consumer demand to construction products, and low inventory levels of homes for sale. Also, during 2017, two pools of seasoned portfolio mortgages were sold, generating incremental gains of $1.3 million. During 2016, two pools of seasoned portfolio mortgages were sold as well, generating additional gains of $0.9 million. Originated residential mortgage loans are processed by commissioned employees of Seacoast, with many mortgage loans referred by the Company’s branch personnel.

Marine lending originations sold were higher in both 2018 and 2017. Continued strong demand for marine vessel financing and a larger portion of originations being sold were primary contributors to the improvement year over year for 2018 compared to 2017, and 2017 compared to 2016. Fees from marine financing grew $0.5 million or 54% from 2017 levels and $0.2 million or 35% from 2016 levels. In addition to our principal marine lending office in Ft. Lauderdale, Florida, we continue to use third party independent contractors in Texas and on the West coast of the United States to assist in generating marine loans.

During 2018, BOLI income was significantly higher, totaling $4.3 million, up $0.9 million or 25% from 2017, and for 2017 up $1.2 million or 55% from 2016. An additional purchase of $30.0 million of BOLI in the third quarter of 2017 and a purchase in the fourth quarter of 2016 were contributing factors. At December 31, 2018, the BOLI asset totaled $123.4 million.

Other income was $4.1 million or 60% higher for 2018 compared to 2017, with incremental fees by our Small Business Administration ("SBA") lending team of $2.5 million, $1.5 million from Small Business Investment Company ("SBIC") related revenue, and $0.5 million for swap related income with loan customers. A general increase in other fee categories also occurred year over year for 2018, the result of pricing increases implemented across the franchise on a number of services offered.

For 2017, other income was $2.5 million or 57% higher compared to 2016. Additional fees include $0.8 million for swap related income with loan customers, $0.5 million for secondary market activities with the SBA, $0.2 million from SBIC related revenue, $0.2 million for check cashing fees, $0.1 million for wire transfer activity, $0.1 million for credit card related fees, and $0.1 million for income generated by factoring fees related to asset-based lending.

Noninterest Expense

Table 5 provides detail of noninterest expense components for the years ending December 31, 2018, 2017 and 2016.

Seacoast management expects its efficiency ratios to improve in 2019. The Company expects its digital servicing capabilities and technology to support better, more efficient channel integration allowing consumers to choose their path of convenience to satisfy their banking needs, resulting in organic growth of our products and services as well as related revenue, in addition to increased efficiency in how we serve our customers. Acquisition activity added to noninterest expenses with acquisition related costs for First Green in 2018, GulfShore, NorthStar and PBCB in 2017, Floridian and BMO in 2016 of approximately $9.7 million, $12.9 million and $9.0 million, respectively, as well as ongoing costs related to this growth. In 2018, the Company consolidated seven branches in conjunction with the acquisition of First Green and in alignment with our Vision 2020 objective of reducing our footprint to meet the evolving demands of our customers, and we announced an additional legacy banking center consolidation to occur by mid-2019. Our investments in 2018 launched a number of new enhancements, resulting in even greater digital access for our customers, and providing improvements in productivity for our customers in their daily lives. For 2019, we are targeting $7.0 million of expense reduction, which will be reinvested to expand the number of bankers in Tampa and South Florida, install a fully digital loan origination platform, and develop digital direct fulfillment for small business lending. We expect these investments to support growth and greater operating leverage in 2020 and beyond. At year-end 2018, we had initiated 70% of the 2019 expense reductions resulting in a $0.4 million one-time expense in the fourth quarter of 2018.

For 2018, our efficiency ratio, defined as noninterest expense less foreclosed property expense and amortization of intangibles divided by net operating revenue (net interest income on a fully tax equivalent basis plus noninterest income excluding securities gains and the gain on sale of Visa stock in 2017) was 60.0% compared to 66.7% for 2017 and 72.1% for 2016. Adjusted noninterest expense (a non-GAAP measure, see table below for a reconciliation to noninterest expense, the most comparable GAAP number)

was $147.7 million for 2018, compared to $129.0 million for 2017 and $114.2 million for 2016. Noninterest expense includes the addition during the fourth quarter of 2018 and the second and fourth quarters of 2017 of personnel and expenses associated with our acquisitions. The adjusted efficiency ratio1 for the past three years steadily improved over the course of each year, from 64.6% in 2016, to 58.7% in 2017, and to 56.1% for 2018. For 2018, an adjusted efficiency ratio(1) of 57.0% during the first quarter declined to 54.2% during the the fourth quarter of 2018.

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Noninterest expense, as reported	$162,273	$149,916	$130,881

Merger related charges	9,681	12,922	9,028
Amortization of intangibles	4,300	3,360	2,486
Branch reductions and other expense initiatives	587	4,321	3,357
Business continuity expenses for Hurricane Irma	—	352	—
Early redemption cost for FHLB advances	—	—	1,777
Total adjustments	14,568	20,955	16,648
Adjusted noninterest expense(1)	$147,705	$128,961	$114,233

Adjusted efficiency ratio(1)(2)	56.1%	58.7%	64.6%
(1)See pages 46-47, "Explanation of Certain Unaudited Non-GAAP Financial Measures."
(2)Adjusted efficiency ratio is defined as noninterest expense, including adjustments to noninterest expense (see pages 46-47) divided by aggregated tax equivalent net interest income (see pages 41) and noninterest income, including adjustments to revenue (see pages 46-47).

Salaries and wages totaling $71.1 million were $5.4 million or 8% higher for 2018 than for 2017. Base salaries were $7.4 million or 14% higher during 2018, reflecting the full-year impact of additional personnel retained as part of second quarter 2017’s purchase of GulfShore, fourth quarter 2017’s acquisitions of NorthStar and PBCB, and fourth quarter 2018's purchase of First Green. Improved revenue generation and lending production, among other factors, resulted in commissions, cash and stock incentives (aggregated) that were $4.1 million higher for 2018, compared to 2017. Temporary services and severance costs increased $0.1 million and decreased $2.2 million, respectively, in 2018. Deferred loan origination costs (a contra expense), increased $3.9 million, reflecting the greater number of loans produced during 2018.

Similarly, salaries and wages for 2017 were $11.6 million or 21% higher than for 2016. A significant portion of the increase was for base salaries that were $6.9 million or 15% greater, reflecting the full-year impact of first quarter 2016's acquisition of Floridian, second quarter 2016's purchase of BMO's Orlando operations, second quarter 2017's purchase of GulfShore, and fourth quarter 2017's acquisitions of NorthStar and PBCB. Commissions, cash and stock incentives (aggregated) were $3.5 million higher for 2017 compared to 2016. Temporary services and severance costs increased $1.1 million and $1.8 million, respectively, in 2017. Deferred loan origination costs increased by $1.7 million, reflecting a greater number of loans produced during 2017 than in 2016.

During 2018, employee benefits costs (group health insurance, defined contribution plan, payroll taxes, as well as unemployment compensation) increased $1.2 million or 10% to $12.9 million from 2017, and compared to a $1.8 million or 18% increase in 2017, versus 2016 expenditures. These costs reflect the increased staffing and salary costs, discussed above. Our self funded health care plan comprises the largest portion of employee benefits, totaling $6.0 million for 2018, and payroll taxes totaling $4.7 million was the second largest category. The Company offers competitively priced health coverage to all of its associates that qualify for benefits, to attract the best professional talent to the Company, at a reasonable cost and competitive with other businesses in the Florida markets where we conduct business.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $16.4 million for 2018, an increase of $2.3 million or 16% from 2017, and were $0.6 million higher for 2017 versus 2016. Data processing costs include one-time charges for conversion activity related to our acquisitions. We continue to improve and enhance our mobile and other digital products and services through our core data processor, which may increase our outsourced data processing costs as customers adopt improvements and products and as the Company’s business volumes grow.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as our third party data processors, increased $0.2 million or 8% to $2.5 million for 2018 when compared to 2017, and were $0.2 million or 9% higher in 2017 compared to 2016. Additional activity for acquired First Green locations in

2018 and GulfShore, NorthStar and PBCB locations in 2017, and locations closed during 2018 and 2017, as well as additional customers from the acquisitions, were the primary contributors to the increases in telephone and data line expenses for each year.

Total occupancy, furniture and equipment expense for 2018 increased $0.8 million or 4% (on an aggregate basis) to $20.1 million year over year. For 2017, these costs were $1.5 million or 8% higher than in 2016. For 2017, the increases were primarily driven by the 10 offices acquired from GulfShore, NorthStar and PBCB acquisitions. Seacoast Bank consolidated 7 offices and 6 offices, respectively, during the 2018 and 2017 calendar years. Lease payments were higher by $0.8 million or 15% and $0.5 million or 9% for 2018 and 2017, respectively, and include recurring payments for many of the closed offices. Depreciation was also $0.7 million or 13% greater for 2018 than 2017. Write downs totaling $1.2 million were incurred for 2018, compared to $2.3 million expended during both 2017 and 2016 for closed offices. We believe branches are still valuable to our customers for more complex transactions, but simple tasks, such as depositing and withdrawing funds, are rapidly migrating to a digital world. Our goal at the beginning of 2017 was to close 20% of our locations over the next 24 to 36 months. Some of the operational expense savings has and will be invested into technology and talent to deliver products and services in more convenient ways. We anticipate that branch consolidations will continue for the Company and the banking industry in general (see “Item 2, Properties” for a complete description of our banking offices).

For 2018, marketing expenses (including sales promotion costs, ad agency production and printing costs, digital, newspaper, TV and radio advertising, and other public relations costs) increased by $0.3 million or 6% to $5.1 million, compared to 2017. For 2017, these costs were $1.2 million or 32% higher, versus 2016. Incremental use of outdoor media, digital media and direct mail to connect and solidify customer acquisition and corporate brand awareness within the Orlando and new Tampa footprint contributed to the increases in 2018 and 2017.

Legal and professional fees for 2018 were lower by $1.1 million or 10% from 2017, and were $1.4 million higher for 2017 versus 2016. Included were acquisition related fees that totaled $2.1 million for 2018, $1.9 million for 2017, and $1.5 million for 2016. Regulatory examination fees increased as total assets increased (the basis for examination fee calculation).

Growth in total assets (both organic and through acquisitions) increased the basis for calculating our FDIC premiums. The Company’s total assets and equity have increased during the past three years and Seacoast expects increases prospectively. Improved earnings and asset quality have favorably affected the rate paid by Seacoast. Also, the FDIC rates declined for financial institutions under $10 billion in total assets during 2016 as FDIC insurance pools achieved higher amounts specified by the U.S. Congress. FDIC assessments were $2.2 million, $2.3 million and $2.4 million for 2018, 2017 and 2016, respectively.

As nonperforming assets have declined so have associated costs (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”). For the last three years, asset disposition costs and net (gains) losses on other real estate owned and repossessed assets on an aggregated basis have been stable, from zero for 2016 to a gain of $0.3 million for 2017 to a loss of $0.5 million for 2018.

Other expenses were higher by $1.7 million or 11% for 2018 compared to 2017, totaling $17.2 million. For 2017, other expenses were $2.0 million or 15% higher, compared to 2016. For 2018, larger increases in other expenses included: loan servicing costs and dealer fees for lending (each up by $0.4 million from 2017), and director fees and SBA expenses (each rising $0.2 million from 2017). Contributing to the $2.0 million increase for 2017 were the following: miscellaneous losses and charge-offs (up $0.4 million from 2016), travel related expenses (up $0.4 million), bank meetings costs (rising $0.2 million compared to 2016), robberies (rising $0.1 million from 2016), director fees (higher by $0.1 million), employee placement fees (increasing $0.1 million), and armored car services (higher by $0.1 million).

Income Taxes

For 2018, 2017 and 2016, provision for income taxes totaled $20.3 million, and $36.3 million and $14.9 million, respectively. The Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"), enacted by the U.S. Congress and signed by the President of the United States on December 22, 2017, had a significant impact on our deferred tax position and provision for taxes at year-end 2017. The new legislation resulted in additional provisioning of $8.6 million during the fourth quarter of 2017.

While various tax strategies have been implemented to reduce the Company’s overall effective tax rate, the reduction in provisioning for taxes benefited from the enactment of the Tax Reform Act, resulting in a rate of 23.1% for 2018, a decrease from 45.9% in 2017 and 33.8% in 2016. Without the additional provision from the legislation, the effective rate for 2017 was 35.1%. For 2018, 2017 and 2016, a portion of investment banking fees, and legal and professional fees expended and related to bank acquisitions were not deductible for tax purposes. Additionally, changes in ASC Topic 718 -- Compensation-Stock Compensation, adopted in the third quarter of 2016, provided a tax benefit of $1.1 million, $1.1 million, and $0.8 million for 2018, 2017 and

2016, respectively. Taxes for 2018 also included taxes and penalties of $0.5 million on the redemption of First Green BOLI policies in the fourth quarter.

Management believes all of the future tax benefits of the Company’s deferred tax assets can be realized and no valuation allowance is required (see “Note L – Income Taxes”).

Fourth Quarter Review

Earnings highlights for the fourth quarter 2018:

•
Net income totaled $16.0 million, an increase of $2.9 million or 22% from the fourth quarter of 2017, and a decline of $0.4 million or 2% compared with third quarter 2018 levels. Adjusted net income(1) increased $6.6 million or 38% from fourth quarter 2017 levels and $6.3 million or 36% from third quarter 2018. Diluted earnings per common share (“EPS”) were $0.31 and adjusted diluted EPS(1) were $0.47 in the fourth quarter of 2018, compared to diluted EPS of $0.28 and adjusted diluted EPS(1) of $0.37 in the fourth quarter of 2017; and

•
Revenues decreased $2.2 million or 3% from fourth quarter 2017 levels, primarily due to the $15.2 million gain realized on the sale of Visa Class B stock in fourth quarter of 2017. Net interest income improved $11.8 million or 24% compared to fourth quarter 2017, due to organic growth and impact of the acquisitions settled during the fourth quarter of both 2018 and 2017.

(1) See pages 46-47, "Explanation of Certain Unaudited Non-GAAP Financial Measures."

Net interest income (on a tax-equivalent basis, a non-GAAP measure) for the fourth quarter 2018 totaled $60.1 million, a $11.7 million or 24% increase from the fourth quarter 2017 and $8.4 million or 16% higher than third quarter 2018. Net interest margin (on a tax-equivalent basis, a non-GAAP measure) increased to 4.00%, a 29 basis point increase from 2017, and 18 basis points higher than third quarter 2018. Year-over-year net interest income growth was amplified by the acquisition of First Green. The margin increase year over year reflects increased loan and securities yields, reflecting the rising interest rate environment, and improved balance sheet mix. Linked quarter results reflect higher rates on deposits and higher loan accretion associated with the acquisition of First Green.

Noninterest income (excluding securities losses and gains and gain on sale of Class B Visa stock) totaled $13.1 million for the fourth quarter of 2018, an increase of $1.8 million or 15% from fourth quarter 2017 and compared to $12.3 million in the third quarter 2018. Service charges on deposits, interchange income and other income increased the most year-over-year, increasing $0.5 million, $0.4 million and $1.5 million, respectively. Service charges on deposits and interchange income reflect continued growth and benefits from our acquisition activity, including the First Green, NorthStar and PBCB acquisitions in the fourth quarter of 2018 and 2017. Other income benefited from increased SBA fee income, a BOLI payout, increased SBIC investment income, and higher other miscellaneous related fees associated with the acquisition of First Green. Partially offsetting, mortgage banking fees declined $0.7 million for the fourth quarter, year over year, the result of continued tight inventory levels and increasing customer demand for new home construction.

Noninterest expenses for the fourth quarter 2018 totaled $49.5 million, up 26% from 2017 and 32% higher than third quarter 2018. Of the $10.3 million increase year-over-year for fourth quarter 2018, salaries, wages and employee benefits increased $6.7 million, outsourced data processing grew $1.6 million, and occupancy and furniture and equipment costs (aggregated) were $1.1 million higher. The acquisitions of First Green, NorthStar and PBCB were the primary cause, although for 2018, the number of branch offices remained flat compared to year-end 2017. Fourth quarter 2018 expense also reflected merger related charges of $8.0 million from the First Green acquisition, including related severance. The most significant factor impacting the fourth quarter 2017’s noninterest expense was also merger related charges, totaling $6.8 million from acquisitions, and including related severance.

A provision for loan losses of $2.3 million was recorded in both fourth quarters for 2018 and 2017, respectively. Third quarter 2018’s provision for loan losses totaled $5.8 million, including an increase in provisioning of $3.1 million for a single impaired commercial real estate loan, subsequently charged off in the fourth quarter of 2018. Our fourth quarter 2017 provisioning reflects the effect of higher charge-offs, including a $0.6 million charge-off related to one customer whose business exporting to the Caribbean was significantly impacted by the hurricanes of 2017. For the fourth quarter of 2018, net charge-offs totaled $3.7 million, compared to $1.3 million for fourth quarter 2017.The allowance for loan losses to portfolio loans outstanding ratio at December 31, 2018 was 0.67%, compared to 0.71% a year earlier, and the coverage ratio (the allowance for loan losses to nonaccrual loans) was 122.5% at December 31, 2018 compared to 138.9% at December 31, 2017, reflecting improvement in credit quality.

Update on Vision 2020

Our Vision 2020 objectives were introduced at our investor day in early 2017. These targets are reiterated below. We feel confident in our ability to achieve these objectives.

	Vision 2020 Targets	Year-End 2018(1)
Return on Tangible Assets	1.30%+	1.49%
Return on Tangible Common Equity	16%+	15.44%
Efficiency Ratio	Below 50%	54.19%
(1)Annualized fourth quarter 2018 results. See below for "Explanation of Certain Unaudited Non-GAAP Financial Measures."

Explanation of Certain Unaudited Non-GAAP Financial Measures

This report contains financial information determined by methods other than Generally Accepted Accounting Principles (“GAAP”), including adjusted net income, adjusted earnings per share, tax equivalent net interest income and margin, and adjusted noninterest expense and adjusted efficiency ratios. The most directly comparable GAAP measures are net income, earnings per share, net interest income, net interest margin, noninterest expense, and efficiency ratios. Management uses these non-GAAP financial measures in its analysis of the Company’s performance and believes these presentations provide useful supplemental information, and a clearer understanding of the Company’s performance. The Company believes the non-GAAP measures enhance investors’ understanding of the Company’s business and performance and if not provided would be requested by the investor community. These measures are also useful in understanding performance trends and facilitate comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. The Company provides reconciliations between GAAP and these non-GAAP measures. These disclosures should not be considered an alternative to GAAP.

The tables below provide reconciliation between GAAP net income and adjusted net income.

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2018	2018	2018	2018	Year
Net income, as reported:
Net income	$15,962	$16,322	$16,964	$18,027	$67,275
Diluted earnings per share	$0.31	$0.34	$0.35	$0.38	$1.38

Adjusted net income:
Net income	$15,962	$16,322	$16,964	$18,027	$67,275

BOLI benefits on death (included in other income)	$(280)	$—	$—	$—	$(280)
Securities losses	425	48	48	102	623
Total adjustments to revenue	145	48	48	102	343

Merger related charges	8,034	482	695	470	9,681
Amortization of intangibles	1,303	1,004	1,004	989	4,300
Branch reductions and other expense initiatives	587	—	—	—	587
Total adjustments to noninterest expense	9,924	1,486	1,699	1,459	14,568

Tax effect of adjustments	(2,623)	(230)	(443)	(538)	(3,834)
Taxes and tax penalties on acquisition-related BOLI redemption	485	—	—	—	485
Effect of change in corporate tax rate	—	—	—	248	248
Adjusted net income	$23,893	$17,626	$18,268	$19,298	$79,085
Adjusted diluted earnings per share	$0.47	$0.37	$0.38	$0.40	$1.62

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2017	2017	2017	2017	Year
Net income, as reported:
Net income	$13,047	$14,216	$7,676	$7,926	$42,865
Diluted earnings per share	$0.28	$0.32	$0.18	$0.20	$0.99

Adjusted net income:
Net income	$13,047	$14,216	$7,676	$7,926	$42,865

Gain on sale of VISA stock	(15,153)	—	—	—	(15,153)
Securities (gains) losses	(112)	47	(21)	—	(86)
Total adjustments to revenue	(15,265)	47	(21)	—	(15,239)

Merger related charges	6,817	491	5,081	533	12,922
Amortization of intangibles	963	839	839	719	3,360
Business continuity expenses - Hurricane Irma	—	352	—	—	352
Branch reductions and other expense initiatives(1)	—	(127)	1,876	2,572	4,321
Total adjustments to noninterest expense	7,780	1,555	7,796	3,824	20,955

Tax effect of adjustments	3,147	(673)	(2,786)	(1,480)	(1,792)
Effect of change in corporate tax rate	8,552	—	—	—	8,552
Adjusted net income	$17,261	$15,145	$12,665	$10,270	$55,341
Adjusted diluted earnings per share	$0.37	$0.35	$0.29	$0.26	$1.28
(1)Includes severance, contract termination costs, disposition of branch, premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2016	2016	2016	2016	Year
Net income, as reported:
Net income	$10,771	$9,133	$5,332	$3,966	$29,202
Diluted earnings per share	$0.28	$0.24	$0.14	$0.11	$0.78

Adjusted net income:
Net income	$10,771	$9,133	$5,332	$3,966	$29,202

Securities gains	(7)	(225)	(47)	(89)	(368)
BOLI benefits on death (included in other income)	0	0	0	(464)	(464)
Total adjustments to revenue	(7)	(225)	(47)	(553)	(832)

Merger related charges	561	1,699	2,446	4,322	9,028
Amortization of intangibles	719	728	593	446	2,486
Branch reductions and other expense initiatives(1)	163	894	1,587	713	3,357
Early redemption cost for FHLB advances	—	—	1,777	—	1,777
Total adjustments to noninterest expense	1,443	3,321	6,403	5,481	16,648

Tax effect of adjustments	(404)	(1,168)	(2,532)	(1,845)	(5,949)
Adjusted net income	$11,803	$11,061	$9,156	$7,049	$39,069
Adjusted diluted earnings per share	$0.31	$0.29	$0.24	$0.20	$1.04
(1)Includes severance, contract termination costs, disposition of branch, premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.

Financial Condition

Total assets increased $0.9 billion or 16% year-over-year to $6.7 billion at December 31, 2018, and $1.1 billion or 24% year-over-year to $5.8 billion in 2017. Growth highlights were our acquisitions: First Green which closed October 19, 2018, GulfShore which closed April 7, 2017, NorthStar which closed October 20, 2017, and PBCB which closed November 3, 2017, expanding our presence in Central Florida, Tampa, and Palm Beach (particularly in the greater Tampa and Orlando markets), and increasing total assets by $817.4 million, $357.6 million, $216.3 million, and $357.0 million, respectively, along with organic growth.

Securities

Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in Tables 13-16 and “Note D – Securities” of the Company’s consolidated financial statements.

At December 31, 2018, the Company had no trading securities, $865.8 million in securities available for sale, and $357.9 million in securities held to maturity. The Company's total debt securities portfolio decreased $142.5 million or 10% from December 31, 2017. Given the current interest rate environment, the securities portfolio is being used as a liquidity source to fund loan growth. For the twelve months ended December 31, 2018, debt security purchases aggregated to $72.5 million, and were less than maturities (principally pay-downs) over the same period. Debt security purchases during the first, second, third and fourth quarters of 2017 totaled $43.1 million, $212.9 million, $35.4 million and $220.1 million, respectively. Funding for investments in 2017 was derived from liquidity, both legacy and that acquired in mergers, and increases in funding from our core customer deposit base and FHLB borrowings.

During 2018, proceeds from the sales of lower yielding securities totaled $31.7 million (including net losses of $0.5 million). In comparison, proceeds from the sales of securities totaled $235.6 million (with net gains of $0.1 million) for 2017 and $40.4 million (including net gains of $0.4 million) for 2016. Management believes the securities sold had minimal opportunity to further increase in value.

Securities are generally acquired which return principal monthly. During 2018, maturities (primarily pay-downs of $198.0 million) totaled $199.5 million. During 2017, maturities (primarily pay-downs of $294.1 million) totaled $297.6 million and for 2016, maturities (primarily pay-downs of $175.1 million) totaled $176.6 million. The modified duration of the investment portfolio at December 31, 2018 was 4.8 years, compared to 4.4 years at December 31, 2017.

At December 31, 2018, available for sale securities had gross unrealized losses of $18.3 million and gross unrealized gains of $1.3 million, compared to gross unrealized losses of $8.5 million and gross unrealized gains of $4.2 million at December 31, 2017. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the securities were not other than temporarily impaired (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company does not have an investment position in trust preferred securities.

The credit quality of the Company’s securities holdings are primarily investment grade. As of December 31, 2018, the Company’s investment securities, except for $39.4 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $865.7 million, or 71% of the total portfolio. The portfolio also includes $77.3 million in private label securities, most secured by residential real estate collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. The Company also has invested $241.4 million in uncapped 3-month LIBOR floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase 1st lien sub-investment grade corporate loans while providing support to senior tranche investors. As of December 31, 2018, the Company held 84% in AAA/AA tranches and 16% in A rated tranches with average credit support of 33% and 19%, respectively. The Company performs routine stress testing on these securities to assess both structure and collateral.

Loans

Total loans (net of unearned income and excluding the allowance for loan losses) were $4.8 billion at December 31, 2018, $1.0 billion or 26% more than at December 31, 2017, and were $3.8 billion at December 31, 2017, $0.9 billion or 33% more than at December 31, 2016. Loan production of $1.3 billion and $1.1 billion was retained in the loan portfolio during the twelve months ended December 31, 2018 and 2017, respectively. Seacoast generated loan growth across all business lines for 2018 and 2017. For 2018, $552.9 million in commercial and commercial real estate loans were originated compared to $482.7 million for 2017. Our loan pipeline for commercial and commercial real estate loans totaled $164.1 million at December 31, 2018, versus $118.9 million at December 31, 2017. The Company also closed $495.2 million in residential loans during 2018, compared to $574.1 million in 2017. The residential loan pipeline at December 31, 2018 totaled $43.7 million, versus $48.8 million at December 31, 2017. Consumer and small business originations totaled $443.4 million during 2018, compared to $354.4 million during 2017, and the pipeline for these loans totaled $53.5 million at December 31, 2018 compared to $38.8 million at a year ago at December 31, 2017.

Successful acquisition activity has further supplemented loan growth. The First Green acquisition in 2018, and GulfShore, NorthStar and PBCB acquisitions in 2017, contributed $631.5 million, $250.9 million, $136.8 million, and $270.3 million, respectively. During the third quarter of 2018, a $19.5 million pool of whole loan fixed rate mortgages with a weighted average yield of 4.15% and average FICO score of 775 was acquired and added to the portfolio. During the first quarter of 2017, we purchased a whole loan adjustable rate mortgage pool of $43.0 million with a weighted average yield of 3.20% and average FICO score of 751. Also in 2017, the Company sold two seasoned mortgage loan pools totaling $86.3 million ($58.0 million in the third quarter of 2017 and $28.3 million in the fourth quarter of 2017). The mortgage pools sold were believed to have reached their peak in market value and resulted in gains of $1.3 million during 2017. An $11.0 million Small Business Administration (“SBA”) loan pool acquired in 2017 had a weighted average yield of 3.00% at acquisition and was zero risk weighted for capital calculations. Success in commercial lending through continued investment in our business bankers has increased loan growth. Analytics and digital marketing have further fueled loan growth in the consumer and small business channels.

We will continue to expand our business banking teams, adding new, seasoned, commercial loan officers where market opportunities arise, and improving service through electronic and digital means. We believe that achieving our loan growth objectives, together with the prudent management of credit risk will provide us with the potential to make further, meaningful improvements to our earnings in 2019.

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

The following table details loan portfolio composition at December 31, 2018 and 2017 for portfolio loans, purchased credit impaired loans (“PCI”), and purchased unimpaired loans (“PUL”) as defined in Note E-Loans.

	December 31, 2018
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$301,473	$151	$141,944	$443,568
Commercial real estate(1)	1,437,989	10,828	683,249	2,132,066
Residential real estate	1,055,525	2,718	266,134	1,324,377
Commercial and financial	603,057	737	118,528	722,322
Consumer	190,207	—	12,674	202,881
Net Loan Balances(2)	$3,588,251	$14,434	$1,222,529	$4,825,214

	December 31, 2017
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$215,315	$1,121	$126,689	$343,125
Commercial real estate(1)	1,170,618	9,776	459,598	1,639,992
Residential real estate	845,420	5,626	187,764	1,038,810
Commercial and financial	512,430	894	92,690	606,014
Consumer	178,826	—	10,610	189,436
Net Loan Balances(2)	$2,922,609	$17,417	$877,351	$3,817,377
 (1)Commercial real estate includes owner-occupied balances of $970.2 million and $791.4 million at December 31, 2018 and 2017, respectively.
(2)Net loan balances at December 31, 2018 and 2017 include deferred costs of $16.9 million and $12.9 million, respectively.

Commercial real estate loans were higher by $492.1 million or 30% totaling $2.1 billion at December 31, 2018, compared to December 31, 2017. Owner occupied loans represent $970.2 million or 46% of the commercial real estate portfolio. Office building loans of $630.0 million or 30% of commercial real estate mortgages, comprise our largest concentration with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, health care, churches and educational facilities, recreation, multifamily, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at December 31, 2018 aggregated to $218.6 million (versus $169.7 million a year ago), of which $162.5 million was funded. The Company’s 128 commercial real estate relationships in excess of $5 million totaled $1.3 billion, of which $1.0 billion was funded (compared to 89 relationships of $803.5 million a year ago, of which $684.2 million was funded).

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $1.6 billion and $533.4 million, respectively, at December 31, 2018, compared to $1.2 billion and $410.0 million, respectively, at December 31, 2017.

Reflecting the impact of organic loan growth and the First Green, GulfShore, NorthStar and PBCB loan acquisitions, commercial loans (“C&I”) outstanding at year-end 2018 increased to $722.3 million, up from $606.0 million at December 31, 2017. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small- to medium-sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

Residential mortgage loans increased $285.6 million or 27% year-over-year to $1.3 billion as of December 31, 2018. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. During 2018 and 2017, $19.5 million and $43.0 million of whole loan mortgages were acquired and added to the portfolio, respectively. At December 31, 2018, approximately $618.1 million or 47% of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled $370.2 million or 28% of the residential mortgage portfolio at December 31, 2018, of which 15- and 30-year mortgages totaled $32.1 million and $276.5 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $135.8 million, most with maturities of 10 years or less. Home equity lines of credit, primarily floating rates, totaled $261.9 million at December 31, 2018. In comparison, loans secured by residential properties having fixed rates totaled $246.9 million at December 31, 2017, with 15- and 30-year fixed rate residential mortgages totaling $22.2 million and $172.9 million, respectively, and home equity mortgages and lines of credit totaled $123.1 million and $233.3 million, respectively.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $13.0 million or 7% year over year and totaled $201.7 million at December 31, 2018 (versus $188.7 million at December 31, 2017). Of the $13.0 million increase, automobile and truck loans, marine loans, and other consumer loans increased $1.5 million, $4.8 million and $6.8 million, respectively. In comparison, consumer loans increased $34.8 million or 23% year over year for 2017 compared to year-end 2016, with nominal changes in automobile and truck loans and other consumer loans, but a $35.1 million increase in marine loans. Marine loans at December 31, 2017 included $10.8 million from a purchased loan pool acquired in 2016, and management has chosen to retain a larger portion of marine production in the portfolio.

At December 31, 2018, the Company had unfunded commitments to make loans of $982.7 million, compared to $807.7 million at December 31, 2017 (see “Note P - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).

Loan Concentrations

The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Outstanding balances for commercial and commercial real estate ("CRE") loan relationships greater than $10 million totaled $502.1 million, representing 10% of the total portfolio at December 31, 2018, compared to $161.7 million or 13% at year-end 2010.

Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of total risk based capital, were stable at 63% and 227%, respectively, at December 31, 2018. Regulatory guidance suggests limits of 100% and 300%, respectively. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multifamily property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e. loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts, or “REITs”, and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Table 12 provides certain information concerning nonperforming assets for the years indicated.

Nonperforming assets (“NPAs”) at December 31, 2018 totaled $39.3 million, and were comprised of $15.8 million of nonaccrual portfolio loans, $10.7 million of nonaccrual purchased loans, $0.4 million of non-acquired other real estate owned (“OREO”), $3.0 million of acquired OREO and $9.4 million of branches out of service. NPAs increased at December 31, 2018 from $27.2 million at December 31, 2017 (comprised of $12.6 million of nonaccrual portfolio loans, $7.0 million of nonaccrual purchased loans, and $2.2 million of non-acquired OREO, $1.6 million of acquired OREO, and $3.8 million of branches out of service). At December 31, 2018, approximately 87% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At December 31, 2018, nonaccrual loans have been written down by approximately $4.3 million or 14% of the original loan balance (including specific impairment reserves). During 2018, total OREO increased $5.2 million or 68%, primarily related to seven branches consolidated and taken out of service during 2018, with balances for closed branches increasing $6.3 million from September 30, 2018 and $5.6 million from year end 2017. A single residence valued at $3.8 million (added to acquired OREO during the first quarter of 2018) was subsequently sold in the third quarter of 2018.

Nonperforming loans to total loans outstanding at December 31, 2018 increased to 0.55% from 0.51% at December 31, 2017.

The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $13.3 million at December 31, 2018 compared to $15.6 million at December 31, 2017. Accruing TDRs are excluded from our nonperforming asset ratios. The tables below set forth details related to nonaccrual and accruing restructured loans.

	December 31, 2018
	Nonaccrual Loans			Accruing Restructured
(In thousands)	Non-Current	Current	Total	Loans
Construction & land development
Residential	$—	$—	$—	$—
Commercial	—	—	—	14
Individuals	16	28	44	170
	16	28	44	184

Residential real estate mortgages	5,567	8,141	13,708	7,176
Commercial real estate mortgages	7,720	1,500	9,220	5,662
Real estate loans	13,303	9,669	22,972	13,022

Commercial and financial	2,488	833	3,321	—
Consumer	108	75	183	324
Total loans	$15,899	$10,577	$26,476	$13,346

At December 31, 2018 and 2017, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	56	$10,739	71	$12,843
Maturity extended with change in terms	48	5,083	51	5,803
Chapter 7 bankruptcies	22	1,275	28	1,812
Not elsewhere classified	11	966	11	1,190
Total loans	137	$18,063	161	$21,648

During the twelve months ended December 31, 2018, there were 4 newly identified TDRs totaling $0.2 million, compared to $0.1 million for all of 2017. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding December 31, 2018 defaulted during the twelve months ended December 31, 2018, or during 2017. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At December 31, 2018, loans (excluding PCI loans) totaling $36.7 million were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $2.7 million of the allowance for loan losses was allocated for probable losses on these loans, compared to $30.3 million and $2.4 million, respectively, at December 31, 2017.

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

Cash and Cash Equivalents, Liquidity Risk Management and Contractual Commitments

Cash and cash equivalents (including interest bearing deposits) totaled $116.0 million on a consolidated basis at December 31, 2018, compared to $109.5 million at December 31, 2017.

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

The table below presents maturities of our funding. In this table, all deposits with indeterminate maturities such as interest bearing and noninterest bearing demand deposits, savings accounts and money market accounts are presented as having a maturity of one year or less. We consider these low cost deposits to be our largest, most stable funding source, despite no contracted maturity.

	December 31, 2018
		One Year	Over One Year Through	Over Three Years Through	Over Five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposit maturities	$5,177,240	$4,936,266	$216,498	$23,237	$1,239
Short-term borrowings	214,323	214,323	—	—	—
FHLB borrowings	380,000	380,000	—	—	—
Subordinated debt	70,804	—	—	—	70,804
Operating leases(1)	36,889	6,671	10,293	6,685	13,240
Total	$5,879,256	$5,537,260	$226,791	$29,922	$85,283
(1)Of the $36.9 million, approximately $7.1 million is related to offices taken out of service (closed).

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At December 31, 2018, Seacoast Bank had available unsecured lines of $130.0 million and lines of credit under current lendable collateral value, which are subject to change, of $781.7 million. Seacoast Bank had $665.7 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $869.8 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2017, Seacoast Bank had available unsecured lines of $95.0 million and lines of credit under current lendable collateral value, which are subject to change, of $1.01 billion. Seacoast Bank had $455.1 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $593.5 million in residential and commercial real estate loans available as collateral. The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. Brokered certificates of deposit ("CDs") at December 31, 2018 total $220.6 million, compared to $217.4 million at year-end 2017. All of the brokered CDs at December 31, 2018 have maturities of 12 months or less and will mature in 2019.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. At December 31, 2018, Seacoast Bank was permitted to distribute dividends to the Company of approximately $134.5 million. At December 31, 2018, the Company had cash and cash equivalents at the parent of approximately $40.3 million, compared to $34.3 million (exclusive of $21.3 million that settled in early 2018 for the sale of Visa Class B stock) at December 31, 2017, with the increase directly related to the Company’s offering of common stock in February 2017 (see “Note N – Shareholders’ Equity”), net of cash paid in the GulfShore, NorthStar and PBCB acquisitions (see “Note S – Business Combinations”).

Deposits and Borrowings

The Company’s balance sheet continues to be primarily funded by core deposits.

Total deposits increased $584.5 million or 13% to $5.2 billion at December 31, 2018, compared to December 31, 2017. Excluding the First Green acquisition, total deposits decreased $50.3 million or 1% from December 31, 2017. In comparison, total deposits increased $1.1 billion or 30% to $4.6 billion at December 31, 2017, compared to one year earlier. Excluding the GulfShore, NorthStar and PBCB acquisitions, total deposits increased $123.0 million or 4% from December 31, 2016.

Since December 31, 2017, interest bearing deposits (interest bearing demand, savings and money markets deposits) increased $265.2 million or 11% to $2.7 billion at December 31, 2018, noninterest bearing demand deposits increased $169.4 million or 12% to $1.6 billion, and CDs increased $149.9 million or 19% to $925.8 million. Excluding acquired deposits, noninterest demand deposits were lower by $7.0 million or slightly less than 1% from year-end 2017, but still represented 30% of deposits, the same as at December 31, 2017. Core deposit growth reflects our success in growing relationships both organically and through acquisitions.

The addition of CDs from the First Green acquisition has been the primary contributor to the increase in CDs during 2018, whereas an increase in brokered CDs through prior, multiple acquisitions contributed to higher CD balances for 2017, compared to 2016.

Customer repurchase agreements totaled $214.3 million at December 31, 2018, decreasing $1.8 million or 1% from December 31, 2017, after increasing $11.9 million or 6% at year-end 2017 from December 31, 2016. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

No unsecured federal funds purchased were outstanding at December 31, 2018, or 2017.

At December 31, 2018 and 2017, borrowings were comprised of subordinated debt of $70.8 million and $70.5 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from the FHLB of $380.0 million and $211.0 million, respectively. At December 31, 2018 and 2017, our FHLB borrowings were substantially all maturing within 30 days, with the exception of $63.0 million that mature in April and June 2019, and the 30-day rate for FHLB funds at year-end 2018 and 2017 was 2.45% and 1.39%, respectively. During the second quarter of 2016, we paid an early redemption fee of $1.8 million related to prepayment of $50.0 million of FHLB advances having a weighted average cost 3.22% and scheduled to mature in late 2017 (see "Noninterest Expense"). The two FHLB advances comprising the $50.0 million redemption had been outstanding since 2007. Secured FHLB borrowings are an integral tool in liquidity management for the Company.

The Company issued subordinated debt in conjunction with its wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were formed in 2005. In 2007, the Company issued additional subordinated debt for its wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 subordinated debt for each trust totaled $20.6 million (aggregating to $41.2 million) and the 2007 subordinated debt totaled $12.4 million. As part of the October 1, 2014 The BANKshares Inc. (“BANKshares”) acquisition, the Company inherited three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. Also, as part of the Grand acquisition, the Company inherited an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASC Topic 805 Business Combinations) were recorded at fair value, which collectively is $4.5 million lower than face value at December 31, 2018. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 4.48% for the twelve month period ended December 31, 2018, compared to 3.47% for all of 2017.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments are generally lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $982.7 million at December 31, 2018, and $807.7 million at December 31, 2017 (see “Note P-Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).

Capital Resources and Management

Table 6 summarizes the Company’s capital position and selected ratios.

The ratio of shareholders’ equity to period end total assets was 12.81% and 11.87% at December 31, 2018 and 2017, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.72% and 9.27% at December 31, 2018 and 2017, respectively. Equity has also increased as a result of earnings retained by the Company.

Activity in shareholders’ equity for the year ended December 31, 2018 and 2017 follows:

	For the Year Ended December 31,
(In thousands)	2018	2017
Beginning balance at January 1, 2018 and 2017	$689,664	$435,397
Net income	67,275	42,865
Issuance of stock via common stock offering on February 21, 2017	—	55,641
Issuance of stock pursuant to acquisition of First Green Bancorp, Inc. (2018), GulfShore Bancshares, Inc., NorthStar Banking Corporation, and Palm Beach Community Bank (2017)	107,486	146,547
Stock compensation (net of Treasury shares acquired)	8,801	5,211
Change in accumulated other comprehensive income (AOCI)	(8,959)	4,003
Ending balance at December 31, 2018 and 2017	$864,267	$689,664

The Company’s equity capital at December 31, 2018 increased $174.6 million to $864.3 million since December 31, 2017, and was $254.3 million higher at December 31, 2017, when compared to year-end 2016.

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

The Company also issued common shares valued at $107.5 million, $62.9 million, $27.4 million, and $56.3 million in conjunction with the acquisitions of First Green in 2018 and GulfShore, NorthStar and PBCB in 2017, respectively. The Company issued shares of common stock as consideration for each of the mergers.

Capital ratios are well above regulatory requirements for well-capitalized institutions. Seacoast management’s use of risk-based capital ratios in its analysis of the Company’s capital adequacy are not GAAP financial measures. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies and Seacoast does not nor should investors consider such non-GAAP financial measures in isolation from, or as a substitute for GAAP financial information (see “Table 6 - Capital Resources” and “Note N – Shareholders’ Equity”).

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized(1)
Total Risk-Based Capital Ratio	14.43%	13.60%	10.0%
Tier 1 Capital Ratio	13.80%	12.97%	8.0%
Common Equity Tier 1 Ratio (CET1)	12.43%	12.97%	6.5%
Leverage Ratio	11.16%	10.49%	5.0%
(1)For subsidiary bank only

The Company’s total risk-based capital ratio was 14.43% at December 31, 2018, an increase from December 31, 2017’s ratio of 14.24%. Higher earnings have been a primary contributor. As of December 31, 2018, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.49%, compared to 9.72% at December 31, 2017.

Accumulated other comprehensive income ("AOCI") declined $8.8 million during the twelve months ended December 31, 2018, and reflects the impact of higher interest rates on available for sale securities.

The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $134.5 million of dividends to the Company (see “Part I. Item 1. Business”).

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

The Company has seven wholly owned trust subsidiaries, two of which, SBCF Capital Trust I and SBCF Statutory Trust II, were formed in 2005 to issue trust preferred securities. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. In 2014, as part of the BANKshares acquisition, the Company acquired BankFIRST Statutory Trust I, BankFIRST Statutory Trust II and The BANKshares Capital Trust I that issued in the aggregate $14.4 million in trust preferred securities. In 2015, as part of the Grand acquisition, the Company also acquired Grand Bankshares Capital Trust I that issued $7.2 million in trust preferred securities. Trust preferred securities from our acquisitions are recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it will be able to treat all $70.8 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

The Company’s capital is expected to continue to increase with positive earnings.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that involve the most difficult, subjective and complex assessments are:

•the allowance and the provision for loan losses;
•acquisition accounting and purchased loans;
•intangible assets and impairment testing;
•other fair value adjustments;
•other than temporary impairment of debt securities;
•realization of deferred tax assets; and
•contingent liabilities.

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

Allowance and Provision for Loan Losses – Critical Accounting Policies and Estimates

Management determines the allowance for loan losses by continuously analyzing and monitoring delinquencies, nonperforming loan levels and the outstanding balances for each loan category, as well as the amount of net charge-offs, for estimating losses inherent in its portfolio. While the Company’s policies and procedures used to estimate the allowance for loan losses are considered adequate by management, factors beyond the control of the Company, such as general economic conditions, both locally and nationally, make management’s judgment as to the adequacy of the provision and allowance for loan losses approximate and imprecise (see “Nonperforming Assets”).

The provision for loan losses is the result of a detailed analysis estimating for probable loan losses. The analysis includes the evaluation of impaired and purchased credit impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) Topic 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC Topic 450, Contingencies. For 2018, the Company recorded provision for loan losses of $11.7 million, which compared to provision for loan losses for 2017 of $5.6 million and 2016 of $2.4 million. The Company incurred net charge-offs for 2018 of $6.2 million, compared to net charge-offs for 2017 of $1.6 million, and net recoveries for 2016 of $2.1 million, representing 0.15%, 0.05% and (0.08)% of average total loans for each year, respectively. For 2018, provision for loan losses included $3.1 million for a single impaired commercial real estate loan, originated in 2007, and moved to nonaccrual status in the second quarter of 2018, which was subsequently charged off in the fourth quarter of 2018. The effects of portfolio growth were the primary cause for the increase in provision for loan losses for 2018, compared to prior years. Delinquency trends remain low at year-end 2018, with nonperforming loans increasing $7.0 million from year-end 2017, but totaling 0.55% of loans at December 31, 2018, compared to 0.51% and 0.63% at year-end 2017 and 2016, respectively. For 2017, provisioning for loan losses reflected continued strong credit metrics, decreases in the residential loan portfolio with lower modeled loss rates given near-zero historical losses and lower balances (after the $57.9 million sale in the third quarter of 2017 and $28.5 million sale in the fourth quarter of 2017), and reflecting a continued focus on managing concentration risk in the commercial and commercial real estate portfolios. Delinquency trends show continued stability (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses incurred in the loan portfolio. The ALLL increased $5.3 million to $32.4 million at December 31, 2018, compared to $27.1 million at December 31, 2017. The ALLL framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-

purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loan's expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total ALLL.

The first component of the ALLL analysis involves the estimation of an allowance specific to individually evaluated impaired portfolio loans, including accruing and non-accruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation or operation of the collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed uncollectible. Restructured consumer loans are also evaluated and included in this element of the estimate. As of December 31, 2018, the specific allowance related to impaired portfolio loans individually evaluated totaled $2.7 million, compared to $2.4 million at December 31, 2017. Residential loans that become 90 days past due are placed on nonaccrual and a specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

The second component of the ALLL analysis, the general allowance for homogeneous portfolio loan pools not individually evaluated, is determined by applying factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance is determined by applying a migration model to portfolio segments that allows us to observe performance over time, and to separately analyze sub-segments based in vintage, risk rating, and origination tactics. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss experience. These influences may include elements such as changes in concentration, macroeconomic conditions, and/or recent observable asset quality trends. Our analysis of the adequacy of the ALLL also takes into account qualitative factors such as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market conditions, employment levels and loan growth.

The third component consists of amounts reserved for purchased credit-impaired ("PCI") loans. On a quarterly basis, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the PCI portfolio.

The final component consists of amounts reserved for purchased unimpaired loans ("PUL"). Loans collectively evaluated for impairment reported at December 31, 2018 include loans acquired from acquisitions that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. Fair value discount amounts are accreted into income over the remaining lives of the related loans on a level yield basis.

The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 0.89% at December 31, 2018, compared to 0.90% at December 31, 2017. The risk profile of the loan portfolio reflects adherence to credit management methodologies to execute a low risk strategic plan for loan growth. New loan production is focused on residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, as well as consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At December 31, 2018, the Company had $1.3 billion in loans secured by residential real estate and $2.1 billion in loans secured by commercial real estate representing 27% and 44% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it only operates in Florida.

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

While it is the Company’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, borrower payment behaviors and local market conditions as well as conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the ALLL and the size of the ALLL in comparison to a group of peer companies identified by the regulatory agencies.

Management has established a transition oversight committee responsible for implementing the allowance guidance set forth under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). Development of accounting policies and business processes is currently underway and will be established in time for the Company to adopt the new guidance on January 1, 2020.

Table 10 provides certain information concerning the Company’s ALLL for the years indicated.

Note F to the financial statements (titled "Allowance for Loan Losses") summarizes the Company’s allocation of the ALLL to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at December 31, 2018 and 2017.

Acquisition Accounting and Purchased Loans – Critical Accounting Policies and Estimates

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. All loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, Fair Value Measurement. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

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

Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. Core deposit intangibles are amortized on a straight-line basis, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill as required by ASC Topic 350, Intangibles—Goodwill and Other, in the fourth quarter of 2018. Seacoast conducted the test internally, documenting the impairment test results, and concluded that no impairment occurred. Goodwill was not recorded for the Grand acquisition (on July 17, 2015) that resulted in a bargain purchase gain; however a core deposit intangible was recorded.

Fair value estimates for acquired assets and assumed liabilities are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

Other Fair Value Measurements – Critical Accounting Policies and Estimates

“As Is” values are used to measure fair market value on impaired loans, OREO and repossessed assets. All impaired loans, OREO and repossessed assets are reviewed quarterly to determine if fair value adjustments are necessary based on known changes in the market and/or the project assumptions.  When necessary, the “As Is” appraised value may be adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessed market value, comparative sales and/or an internal valuation. Collateral dependent impaired loans are loans where repayment is solely dependent on the liquidation of the collateral or operation of the collateral for repayment.  If an updated assessment is deemed necessary and an internal valuation cannot be made, an external “As Is” appraisal will be requested. Upon receipt of the “As Is” appraisal a charge-off is recognized for the difference between the loan amount and its current fair market value.

The fair value of the available for sale portfolio at December 31, 2018 was less than historical amortized cost, producing net unrealized losses of $17.0 million that have been included in other comprehensive income as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2018 and 2017. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

During 2014, management identified $158.8 million of investment securities available for sale and transferred them to held for investment. The unrealized holding losses at the date of transfer totaled $3.1 million. For the securities that were transferred into the held for investment category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. At December 31, 2018, the remaining unamortized amount of these losses was $0.7 million. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. Management believes the securities transferred are a core banking asset that they now intend to hold until maturity, and if interest rates were to increase before maturity, the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available for sale investment.

The Company also holds 11,330 shares of Visa Class B stock which, following resolution of Visa’s litigation will be converted to Visa Class A shares. Under the current conversion rate that became effective June 28, 2018, the Company expects to receive 1.6298 shares of Class A stock for each share of Class B stock, for a total of 18,465 shares of Visa Class A stock. Our ownership is related to prior ownership in Visa’s network, while Visa operated as a cooperative. This ownership is recorded on our financial records at a zero basis. Also, included in other assets is a $6.2 million investment in a CRA related mutual fund carried at fair value.

Other Than Temporary Impairment of Debt Securities – Critical Accounting Policies and Estimates

Seacoast reviews investments quarterly for other than temporary impairment (“OTTI”). The following primary factors are considered for securities identified for OTTI testing: percent decline in fair value, rating downgrades, subordination, duration, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms. Prices obtained from pricing services are usually not adjusted. Based on our internal review procedures and the fair values provided by the pricing services, we believe that the fair values provided by the pricing services are consistent with the principles of ASC Topic 820, Fair Value Measurement. However, on occasion pricing provided by the pricing services may not be consistent with other observed prices in the market for similar securities. Using observable market factors, including interest rate and yield curves, volatilities, prepayment speeds, loss severities and default rates, the Company may at times validate the observed prices using a discounted cash flow model and using the observed prices for similar securities to determine the fair value of its securities.

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

At December 31, 2018, the Company had net deferred tax assets (“DTA”) of $29.0 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC Topic 740 Income Taxes. In comparison, at December 31, 2017 the Company had a net DTA of $25.4 million.

Factors that support this conclusion:

•
Income before tax (“IBT”) has steadily increased as a result of organic growth, and the 2016 Floridian and BMO, 2017 GulfShore, NorthStar and PBCB, and 2018 First Green acquisitions will further assist in achieving management’s forecast of future earnings which recovers the remaining state net operating loss carry-forwards well before expiration;

•	The Company has utilized all of its federal net operating loss carry-forwards, with the exception of those inherited in the acquisitions to which section 382 limitations apply;

•	Credit costs and overall credit risk have been stable which decreases their impact on future taxable earnings;

•	Growth rates for loans are at levels adequately supported by loan officers and support staff;

•	We believe new loan production credit quality and concentrations are well managed; and

•	Current economic growth forecasts for Florida and the Company’s markets are supportive.

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisers may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At December 31, 2018 and 2017, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s fourth quarter 2018 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 8.4% if interest rates increased 200 basis points in a parallel fashion over the next 12 months and 4.4% if interest rates increased 100 basis points in a parallel fashion, and improve 13.3% and 7.0%, respectively, on a 13 to 24 month basis. This compares with the Company’s fourth quarter 2017 model simulation, which indicated net interest income would increase 7.5% if interest rates increased 200 basis points over the next 12 months in a parallel fashion and 3.9% if interest rates increased 100 basis points in a parallel fashion, and improve 11.6% and 6.1%, respectively, on a 13 to 24 month basis. These simulations do not include the impact of accretion from purchased credit impaired loans, or unimpaired loans.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 18.9% at December 31, 2018. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our fourth quarter 2018 modeling, an instantaneous 100 basis point parallel increase in rates is estimated to increase the EVE 9.4% versus the EVE in a stable rate environment, while a 200 basis point parallel increase in rates is estimated to increase the EVE 15.7%.

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

Table 1 - Condensed Income Statement(1)

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Net interest income	3.50%	3.40%	3.34%
Provision for loan losses	0.19	0.11	0.06
Noninterest income
Securities (losses) gains, net	(0.01)	—	0.01
Gain on sale of Visa stock	—	0.29	—
Other	0.83	0.83	0.89
Noninterest expense	2.68	2.88	3.11
Income before income taxes	1.45	1.53	1.07
Provision for income taxes including tax equivalent adjustment	0.34	0.71	0.38
Net income	1.11%	0.82%	0.69%
(1) On a fully taxable equivalent basis. Balances presented as a percentage of average assets.

Table 2 – Three Year Summary

Average Balances, Interest Income and Expenses, Yields and Rates(1)

	For the Year Ended December 31,
	2018			2017			2016
(In thousands, except percentages)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Earning Assets:
Securities
Taxable	$1,299,089	$37,860	2.91%	$1,316,972	$34,442	2.62%	$1,174,627	$26,133	2.22%
Nontaxable	31,331	1,115	3.56	28,369	1,401	4.94	25,841	1,592	6.16
Total Securities	1,330,420	38,975	2.93	1,345,341	35,843	2.66	1,200,468	27,725	2.31

Federal funds sold and other investments	61,048	2,670	4.37	71,352	2,416	3.39	75,442	1,669	2.21
Loans, net	4,112,009	200,194	4.87	3,323,403	154,043	4.64	2,584,389	119,587	4.63
Total Earning Assets	5,503,477	241,839	4.39	4,740,096	192,302	4.06	3,860,299	148,981	3.86

Allowance for loan losses	(29,972)			(25,485)			(21,131)
Cash and due from banks	114,936			106,710			88,919
Bank premises and equipment, net	67,332			59,842			60,470
Bank owned life insurance	124,452			97,939			45,009
Intangible assets	178,287			115,511			66,611
Other assets	98,823			112,004			101,645
Total Assets	$6,057,335			$5,206,617			$4,201,822

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand	$978,030	1,883	0.19%	$922,353	1,065	0.12%	$764,917	616	0.08%
Savings deposits	457,542	811	0.18	385,515	241	0.06	325,371	161	0.05
Money market	1,049,900	6,069	0.58	868,427	2,348	0.27	791,998	1,816	0.23
Time deposits	811,741	11,684	1.44	523,646	4,678	0.89	351,646	2,074	0.59
Federal funds purchased and other short term borrowings	200,839	1,804	0.90	171,686	781	0.45	187,560	484	0.26
Federal Home Loan Bank borrowings	224,982	4,468	1.99	377,396	3,744	0.99	198,268	1,256	0.63
Other borrowings	70,658	3,164	4.48	70,377	2,443	3.47	70,097	2,060	2.94
Total Interest-Bearing Liabilities	3,793,692	29,883	0.79	3,319,400	15,300	0.46	2,689,857	8,467	0.31

Noninterest demand	1,492,451			1,279,825			1,066,463
Other liabilities	30,621			36,993			31,628
Total Liabilities	5,316,764			4,636,218			3,787,948

Shareholders' equity	740,571			570,399			413,874
Total Liabilities & Shareholders' Equity	$6,057,335			$5,206,617			$4,201,822

Cost of deposits			0.43%			0.21%			0.14%
Interest expense as % of earning assets			0.54%			0.32%			0.22%
Net interest income/yield on earning assets		$211,956	3.85%		$177,002	3.73%		$140,514	3.63%
(1)On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs.
Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Table 3 - Rate/Volume Analysis(1)

	2018 vs 2017 Due to Change in:			2017 vs 2016 Due to Change in:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
	Amount of increase (decrease)
Earning Assets:
Securities
Taxable	$(494)	$3,912	$3,418	$3,445	$4,864	$8,309
Nontaxable	126	(412)	(286)	140	(331)	(191)
Total Securities	(368)	3,500	3,132	3,585	4,533	8,118

Federal funds sold and other investments	(400)	654	254	(115)	862	747
Loans, net	37,473	8,678	46,151	34,225	231	34,456
Total Earning Assets	36,705	12,832	49,537	37,695	5,626	43,321

Interest-Bearing Liabilities:
Interest-bearing demand	86	732	818	154	295	449
Savings deposits	86	484	570	34	46	80
Money market accounts	770	2,951	3,721	192	340	532
Time deposits	3,360	3,646	7,006	1,276	1,328	2,604
Federal funds purchased and other short term borrowings	197	825	1,022	(57)	355	298
Federal Home Loan Bank borrowings	(2,269)	2,994	725	1,456	1,031	2,487
Other borrowings	11	710	721	9	374	383
Total Interest Bearing Liabilities	(2,061)	4,529	2,468	1,408	1,760	3,168
Net Interest Income	$38,766	$8,303	$47,069	$34,631	$1,857	$36,488
(1)On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs.
Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.
Changes attributable to rate/volume (mix) are allocated to rate and volume on an equal basis.

Table 4 – Noninterest Income

	For the Year Ended December 31,			% Change
(In thousands, except percentages)	2018	2017	2016	18/17	17/16
Service charges on deposit accounts	$11,198	$10,049	$9,669	11.4%	3.9%
Trust fees	4,183	3,705	3,433	12.9	7.9
Mortgage banking fees	4,682	6,449	5,864	(27.4)	10.0
Brokerage commissions and fees	1,732	1,352	2,044	28.1	(33.9)
Marine finance fees	1,398	910	673	53.6	35.2
Interchange income	12,335	10,583	9,227	16.6	14.7
BOLI income	4,291	3,426	2,213	25.2	54.8
Other	10,826	6,756	4,304	60.2	57.0
	50,645	43,230	37,427	17.2	15.5
Gain on sale of Visa stock	—	15,153	—	(100.0)	100.0
Securities (losses) gains, net	(623)	86	368	n/m	(76.6)
Total Noninterest Income	$50,022	$58,469	$37,795	(14.4)	54.7
 n/m = not meaningful

Table 5 - Noninterest Expense

	For the Year Ended December 31,			% Change
(In thousands, except percentages)	2018	2017	2016	18/17	17/16
Salaries and wages	$71,111	$65,692	$54,096	8.2%	21.4%
Employee benefits	12,945	11,732	9,903	10.3	18.5
Outsourced data processing costs	16,374	14,116	13,516	16.0	4.4
Telephone / data lines	2,481	2,291	2,108	8.3	8.7
Occupancy	13,394	13,290	13,122	0.8	1.3
Furniture and equipment	6,744	6,067	4,720	11.2	28.5
Marketing	5,085	4,784	3,633	6.3	31.7
Legal and professional fees	9,961	11,022	9,596	(9.6)	14.9
FDIC assessments	2,195	2,326	2,365	(5.6)	(1.6)
Amortization of intangibles	4,300	3,361	2,486	27.9	35.2
Foreclosed property expense and net (gain)/loss on sale	461	(300)	44	n/m	n/m
Early redemption cost for Federal Home Loan Bank advances	—	—	1,777	n/m	(100.0)
Other	17,222	15,535	13,515	10.9	14.9
Total Noninterest Expense	$162,273	$149,916	$130,881	8.2	14.5
n/m = not meaningful

Table 6 - Capital Resources

	December 31,
(In thousands, except percentages)	2018	2017	2016
Tier 1 Capital
Common stock	$5,136	$4,693	$3,802
Additional paid in capital	778,501	661,632	454,001
Retained earnings (Accumulated deficit)	97,074	29,914	(13,657)
Treasury stock	(3,384)	(2,359)	(1,236)
Goodwill	(204,753)	(147,578)	(64,649)
Intangibles	(24,808)	(15,150)	(6,371)
Other	(6,426)	(7,320)	(20,121)
Common Equity Tier 1 Capital	641,340	523,832	351,769

Qualifying trust preferred securities	70,804	70,521	70,241
Other	—	(1,791)	(13,414)
Total Tier 1 Capital	712,144	592,562	408,596

Tier 2 Capital
Allowance for loan losses, as limited	32,543	27,184	23,462
Total Tier 2 Capital	32,543	27,184	23,462
Total Risk-Based Capital	$744,687	$619,746	$432,058
Risk weighted assets	$5,159,431	$4,352,390	$3,259,871

Common equity Tier 1 ratio (CET1)	12.43%	12.04%	10.79%
Regulatory minimum(1)	4.50	4.50	4.50
Tier 1 capital ratio	13.80	13.61	12.53
Regulatory minimum(1)	6.00	6.00	6.00
Total capital ratio	14.43	14.24	13.25
Regulatory minimum(1)	8.00	8.00	8.00
Tier 1 capital to adjusted total assets	11.16	10.68	9.15
Regulatory minimum	4.00	4.00	4.00

Shareholders' equity to assets	12.81	11.87	9.30
Average shareholders' equity to average total assets	12.23	10.96	9.85
Tangible shareholders' equity to tangible assets	9.72	9.27	7.74

(1)Excludes the capital conservation buffer of 1.875% for 2018, 1.250% for 2017, and 0.625% for 2016, which if not exceeded may constrain dividends, equity repurchases and compensation.

Table 7 - Loans Outstanding

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Construction and land development
Residential	$123,326	$97,725	$29,693	$31,650	$16,155
Commercial	128,175	91,043	57,856	31,977	37,194
	251,501	188,768	87,549	63,627	53,349
Individuals	192,067	154,357	72,567	45,160	33,687
	443,568	343,125	160,116	108,787	87,036

Commercial real estate
Owner-occupied	970,181	791,400	623,800	453,300	362,300
Non owner-occupied	1,161,885	848,592	733,792	556,078	474,847
	2,132,066	1,639,992	1,357,592	1,009,378	837,147

Residential real estate
Adjustable	618,123	487,231	418,276	429,826	441,238
Fixed rate	370,224	246,884	210,365	110,391	93,865
Home equity mortgages	74,127	71,367	44,484	69,339	71,838
Home equity lines	261,903	233,328	163,662	114,229	79,956
	1,324,377	1,038,810	836,787	723,785	686,897

Commercial and financial	722,322	606,014	370,589	228,517	157,396

Installment loans to individuals
Automobiles and trucks	20,482	19,006	19,234	14,965	7,817
Marine loans	83,606	78,855	78,993	46,534	26,236
Other	97,606	90,851	55,718	23,857	18,844
	201,694	188,712	153,945	85,356	52,897

Other loans	1,187	724	507	507	512

Total Loans	$4,825,214	$3,817,377	$2,879,536	$2,156,330	$1,821,885

Table 8 - Loan Maturity Distribution

	December 31, 2018
(In thousands)	Commercial and Financial	Construction and Land Development	Total
In one year or less	$331,320	$207,549	$538,869

After one year but within five years:
Interest rates are floating or adjustable	74,175	48,429	122,604
Interest rates are fixed	202,370	31,361	233,731

In five years or more:
Interest rates are floating or adjustable	6,375	69,467	75,842
Interest rates are fixed	108,082	86,762	194,844
Total	$722,322	$443,568	$1,165,890

Table 9 - Maturity of Certificates of Deposit of $100,000 or More

Maturity of Certificates of Deposit of $100,000 through $250,000

	December 31,
		% of		% of
(In thousands, except percentages)	2018	Total	2017	Total
Maturity Group:
Under 3 Months	$46,410	17.9%	$22,266	10.5%
3 to 6 Months	33,291	12.9	36,380	17.1
6 to 12 Months	83,280	32.2	89,486	42.2
Over 12 Months	95,798	37.0	63,954	30.2
Total Time Deposits	$258,779	100.0%	$212,086	100.0%

Maturity of Certificates of Deposit of more than $250,000

	December 31,
		% of		% of
(In thousands, except percentages)	2018	Total	2017	Total
Maturity Group:
Under 3 Months	$30,542	15.9%	$17,774	12.3%
3 to 6 Months	23,077	12.0	20,100	13.9
6 to 12 Months	68,600	35.8	59,344	41.2
Over 12 Months	69,722	36.3	47,054	32.6
Total Time Deposits	$191,941	100.0%	$144,272	100.0%

Table 10 - Summary of Allowance for Loan Loss Experience

	For the Year Ended December 31,
(In thousands, except percentages)	2018	2017	2016	2015	2014
Beginning balance	$27,122	$23,400	$19,128	$17,071	$20,068

Provision (recapture) for loan losses	11,730	5,648	2,411	2,644	(3,486)

Charge offs:
Construction and land development	—	—	—	1,271	640
Commercial real estate	3,139	407	256	263	285
Residential real estate	80	569	205	779	1,126
Commercial and financial	3,396	1,869	439	726	398
Consumer	1,411	1,257	244	341	193
Total Charge Offs	8,026	4,102	1,144	3,380	2,642

Recoveries:
Construction and land development	27	896	226	404	415
Commercial real estate	292	747	306	700	1,683
Residential real estate	816	336	786	1,260	902
Commercial and financial	325	226	1,809	531	170
Consumer	329	290	109	117	74
Total Recoveries	1,789	2,495	3,236	3,012	3,244

Net loan charge offs (recoveries)	6,237	1,607	(2,092)	368	(602)

TDR valuation adjustments:
Construction and land development	—	2	8	(43)	12
Commercial real estate	62	64	132	69	(25)
Residential real estate	121	244	86	151	118
Commercial and financial	—	—	—	6	—
Consumer	9	9	5	36	8
Total TDR Valuation Adjustments	192	319	231	219	113
Total Allowance for Loan Losses	$32,423	$27,122	$23,400	$19,128	$17,071

Loans outstanding at end of year(1)	$4,825,214	$3,814,377	$2,879,536	$2,156,330	$1,821,885
Ratio of allowance for loan losses to loans outstanding at end of year	0.67%	0.71%	0.81%	0.89%	0.94%
Daily average loans outstanding(1)	$4,112,009	$3,323,403	$2,584,389	$1,984,545	$1,452,751
Ratio of net charge offs (recoveries) to average loans outstanding	0.15%	0.05%	(0.08)%	0.02%	(0.04)%
(1)Net of unearned income.

Table 11 - Allowance for Loan Losses

	December 31,
(In thousands, except percentages)	2018	2017	2016	2015	2014
Allocation by Loan Type
Construction and land development	$2,233	$1,642	$1,219	$1,151	$765
Commercial real estate loans	11,112	9,285	9,273	6,756	4,531
Residential real estate loans	7,775	7,131	7,483	8,057	9,802
Commercial and financial loans	8,585	7,297	3,636	2,042	1,179
Consumer loans	2,718	1,767	1,789	1,122	794
Total Allowance for Loan Losses	$32,423	$27,122	$23,400	$19,128	$17,071

Year End Loan Types as a Percent of Total Loans
Construction and land development	9.2%	9.0%	5.6%	5.0%	4.8%
Commercial real estate loans	44.2	43.0	47.1	46.8	46.0
Residential real estate loans	27.4	27.2	29.1	33.6	37.7
Commercial and financial loans	15.0	15.9	12.9	10.6	8.6
Consumer loans	4.2	4.9	5.3	4.0	2.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Table 12 - Nonperforming Assets

	December 31,
(In thousands, except percentages)	2018	2017	2016	2015	2014
Nonaccrual loans(1)(2)
Construction and land development	$44	$238	$470	$309	$1,963
Commercial real estate loans	9,220	2,833	7,341	6,410	4,189
Residential real estate loans	13,708	13,856	9,844	10,290	14,797
Commercial and financial loans	3,321	2,499	246	130	—
Consumer loans	183	98	170	247	191
Total Nonaccrual Loans	26,476	19,524	18,071	17,386	21,140

Other real estate owned
Construction and land development	1,543	1,268	1,203	2,617	223
Commercial real estate loans	1,566	2,550	3,041	3,959	5,771
Residential real estate loans	297	60	—	463	1,468
Bank branches closed	9,396	3,762	5,705	—	—
Total Other Real Estate Owned	12,802	7,640	9,949	7,039	7,462

Total Nonperforming Assets	$39,278	$27,164	$28,020	$24,425	$28,602

Amount of loans outstanding at end of year(2)	4,825,214	3,817,377	2,879,536	2,156,330	1,821,885
Ratio of total nonperforming assets to loans outstanding and other real estate owned at end of period	0.81%	0.71%	0.97%	1.13%	1.56%
Accruing loans past due 90 days or more	$526	$—	$—	$—	$311
Loans restructured and in compliance with modified terms(3)	13,346	15,559	17,711	19,970	24,997
 (1)Interest income that could have been recorded during 2018, 2017, and 2016 related to nonaccrual loans was $1.0 million, $0.7 million, and $0.7 million, respectively, none of which was included in interest income or net income. All nonaccrual loans are secured.
(2)Net of unearned income.
(3)Interest income that would have been recorded based on original contractual terms was $0.5 million, $0.7 million, and $1.1 million, respectively, for 2018, 2017 and 2016. The amount included in interest income under the modified terms for 2018, 2017 and 2016 was $0.7 million , $0.7 million, and $0.8 million, respectively.

Table 13 - Debt Securities Available For Sale

	December 31,
(In thousands)	Gross Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities
2018	$7,200	$7,300	$106	$(6)
2017	9,475	9,744	274	(5)

Mortgage-backed securities and collateralized mortgage obligations of US Government Sponsored Entities
2018	567,753	554,006	300	(14,047)
2017	560,396	553,525	1,163	(8,034)

Private mortgage-backed securities and collateralized mortgage obligations
2018	55,569	55,728	560	(401)
2017	75,152	76,021	1,154	(285)

Collateralized loan obligations
2018	212,807	209,366	1	(3,442)
2017	263,579	264,309	798	(68)

Obligations of state and political subdivisions
2018	39,543	39,431	339	(451)
2017	45,118	45,861	813	(70)

Total Debt Securities Available For Sale
2018	$882,872	$865,831	$1,306	$(18,347)
2017	$953,720	$949,460	$4,202	$(8,462)

Table 14 - Debt Securities Held to Maturity

	December 31,
(In thousands)	Gross Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Mortgage-backed securities of U.S. Government Sponsored Entities
2018	$304,423	$297,099	$—	$(7,324)
2017	353,541	350,184	802	(4,159)

Private mortgage-backed securities and collateralized mortgage obligations
2018	21,526	21,673	277	(130)
2017	22,799	23,460	714	(53)

Collateralized loan obligations
2018	32,000	31,123	—	(877)
2017	40,523	40,826	303	—

Total Debt Securities Held to Maturity
2018	$357,949	$349,895	$277	$(8,331)
2017	$416,863	$414,470	$1,819	$(4,212)

Table 15 - Maturity Distribution of Debt Securities Available For Sale

	December 31, 2018
(In thousands)	1 Year Or Less	1-5 Years	5-10 Years	After 10 Years	Total	Average Maturity In Years
Amortized Cost
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$—	$5,726	$1,474	$—	$7,200	4.17
Mortgage-backed securities and collateralized mortgage obligations of US Government Sponsored Entities	7,363	262,724	295,120	2,546	567,753	4.18
Private mortgage-backed securities and collateralized mortgage obligations	2	41,502	14,065	—	55,569	4.41
Collateralized loan obligations	4,220	70,514	138,073	—	212,807	5.28
Obligations of state and political subdivisions	7,970	12,162	15,946	3,465	39,543	3.55
Total Debt Securities Available For Sale	$19,555	$392,628	$464,678	$6,011	$882,872	4.25

Fair Value
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$—	$5,804	$1,496	$—	$7,300
Mortgage-backed securities and collateralized mortgage obligations of US Government Sponsored Entities	7,307	256,887	287,203	2,609	554,006
Private mortgage-backed securities and collateralized mortgage obligations	2	41,612	14,114	—	55,728
Collateralized loan obligations	4,219	69,808	135,339	—	209,366
Obligations of state and political subdivisions	7,912	12,197	15,871	3,451	39,431
Total Debt Securities Available For Sale	$19,440	$386,308	$454,023	$6,060	$865,831

Weighted Average Yield(1)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	—%	3.44%	4.64%	—%	3.68%
Mortgage-backed securities and collateralized mortgage obligations of US Government Sponsored Entities	1.08%	2.36%	2.75%	4.05%	2.55%
Private mortgage-backed securities and collateralized mortgage obligations	5.00%	3.74%	3.59%	—%	3.70%
Collateralized loan obligations	4.18%	3.75%	4.09%	—%	3.98%
Obligations of state and political subdivisions	2.19%	3.13%	2.74%	3.02%	2.77%
Total Debt Securities Available For Sale	2.20%	2.80%	3.18%	3.46%	2.99%
(1)On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs.

Table 16 - Maturity Distribution of Debt Securities Held to Maturity

	December 31, 2018
(In thousands)	1 Year Or Less	1-5 Years	5-10 Years	After 10 Years	Total	Average Maturity In Years
Amortized Cost
Mortgage-backed securities of U.S. Government Sponsored Entities	$—	$172,280	$132,143	$—	$304,423	4.20
Private mortgage-backed securities and collateralized mortgage obligations	—	10,622	10,904	—	21,526	4.93
Collateralized loan obligations	—	—	32,000	—	32,000	7.42
Total Debt Securities Held for Investment	$—	$182,902	$175,047	$—	$357,949	4.68

Fair Value
Mortgage-backed securities of U.S. Government Sponsored Entities	$—	$168,499	$128,600	$—	$297,099
Private mortgage-backed securities and collateralized mortgage obligations	—	10,853	10,820	—	21,673
Collateralized loan obligations	—	—	31,123	—	31,123
Total Debt Securities Held for Investment	$—	$179,352	$170,543	$—	$349,895

Weighted Average Yield(1)
Mortgage-backed securities of U.S. Government Sponsored Entities	—%	2.20%	2.77%	—%	2.45%
Private mortgage-backed securities and collateralized mortgage obligations	—%	4.21%	3.76%	—%	3.98%
Collateralized loan obligations	—%	—%	4.95%	—%	4.95%
Total Debt Securities Held for Investment	—%	2.31%	3.23%	—%	2.76%
(1)On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs.

Table 17 - Interest Rate Sensitivity Analysis(1)

	December 31, 2018
(In thousands)	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Federal funds sold and interest bearing deposits	$12,553	$—	$—	$—	$12,553
Securities(2)	491,399	58,750	282,622	539,896	1,372,667
Loans, net(3)	1,316,938	486,273	1,468,700	569,772	3,841,683
Earning assets	1,820,890	545,023	1,751,322	1,109,668	5,226,903
Savings deposits(4)	2,416,559	—	—	—	2,416,559
Time deposits	154,351	473,088	147,466	1,028	775,933
Borrowings	497,615	—	—	—	497,615
Interest bearing liabilities	3,068,525	473,088	147,466	1,028	3,690,107
Interest sensitivity gap	$(1,247,635)	$71,935	$1,603,856	$1,108,640	$1,536,796
Cumulative gap	$(1,247,635)	$(1,175,700)	$428,156	$1,536,796
Cumulative gap to total earning assets (%)	(23.9)	(22.5)	8.2	29.4
Earning assets to interest bearing liabilities (%)	59.3	115.2	1,187.6	n/m

(1)The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.
(2)Securities are stated at carrying value.
(3)Includes loans available for sale.
(4)This category is comprised of interest-bearing demand, savings and money market deposits. If interest-bearing demand and savings deposits (totaling $1,365,804) were deemed repriceable in "4-12 months", the interest sensitivity gap and cumulative gap would be $118,169 or 2.3% of total earning assets and earning assets to interest bearing liabilities percentage for the 0-3 months category of 106.9%.
n/m = not meaningful

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Seacoast common stock for the five years ended December 31, 2018 with the cumulative total return of the NASDAQ Composite Index and the SNL Southeast Bank Index for the same period. The graph and table assume that $100 was invested on December 31, 2013 (the last day of trading for the year ended December 31, 2013) in each of Seacoast common stock, the NASDAQ Composite Index and the SNL Southeast Bank Index. The cumulative total return represents the change in stock price and the amount of dividends received over the period, assuming all dividends were reinvested.

		Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Seacoast Banking Corporation of Florida	100.00	112.70	122.79	180.82	206.64	213.28
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Southeast Bank Index	100.00	112.63	110.87	147.18	182.06	150.42
Source: S&P Global Market Intelligence © 2019

SELECTED QUARTERLY INFORMATION
QUARTERLY CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	2018 Quarters				2017 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net interest income:
Interest income	$70,058	$59,154	$56,709	$55,477	$53,344	$50,079	$47,398	$40,775
Interest expense	10,074	7,592	6,502	5,715	5,118	4,330	3,242	2,610
Net interest income	59,984	51,562	50,207	49,762	48,226	45,749	44,156	38,165
Provision for loan losses	2,342	5,774	2,529	1,085	2,263	680	1,401	1,304
Net interest income after provision for loan losses	57,642	45,788	47,678	48,677	45,963	45,069	42,755	36,861
Noninterest income:
Service charges on deposit accounts	3,019	2,833	2,674	2,672	2,566	2,626	2,435	2,422
Trust fees	1,040	1,083	1,039	1,021	941	967	917	880
Mortgage banking fees	809	1,135	1,336	1,402	1,487	2,138	1,272	1,552
Brokerage commissions and fees	468	444	461	359	273	351	351	377
Marine finance fees	185	194	446	573	313	137	326	134
Interchange income	3,198	3,119	3,076	2,942	2,836	2,582	2,671	2,494
BOLI income	1,091	1,078	1,066	1,056	1,100	836	757	733
Other income	3,329	2,453	2,671	2,373	1,861	1,844	1,738	1,313
Gain on sale of VISA stock	—	—	—	—	15,153	—	—	—
Securities gains (losses), net	(425)	(48)	(48)	(102)	112	(47)	21	—
Total noninterest income	12,714	12,291	12,721	12,296	26,642	11,434	10,488	9,905
Noninterest expenses:
Salaries and wages	22,172	17,129	16,429	15,381	16,321	15,627	18,375	15,369
Employee benefits	3,625	3,205	3,034	3,081	2,812	2,917	2,935	3,068
Outsourced data processing costs	5,809	3,493	3,393	3,679	4,160	3,231	3,456	3,269
Telephone / data lines	602	624	643	612	538	573	648	532
Occupancy	3,747	3,214	3,316	3,117	3,265	2,447	4,421	3,157
Furniture and equipment	2,452	1,367	1,468	1,457	1,806	1,191	1,679	1,391
Marketing	1,350	1,139	1,344	1,252	1,490	1,298	1,074	922
Legal and professional fees	3,668	2,019	2,301	1,973	3,054	2,560	3,276	2,132
FDIC assessments	571	431	595	598	558	548	650	570
Amortization of intangibles	1,303	1,004	1,004	989	964	839	839	719
Net (gain)/loss on other real estate owned and repossessed assets	—	(136)	405	192	(7)	(297)	297	(293)
Other	4,165	3,910	4,314	4,833	4,223	3,427	3,975	3,910
Total noninterest expenses	49,464	37,399	38,246	37,164	39,184	34,361	41,625	34,746
Income before income taxes	20,892	20,680	22,153	23,809	33,421	22,142	11,618	12,020
Income taxes	4,930	4,358	5,189	5,782	20,374	7,926	3,942	4,094
Net income	$15,962	$16,322	$16,964	$18,027	$13,047	$14,216	$7,676	$7,926

PER COMMON SHARE DATA
Net income diluted	$0.31	$0.34	$0.35	$0.38	$0.28	$0.32	$0.18	$0.20
Net income basic	0.32	0.35	0.36	0.38	0.29	0.33	0.18	0.20

Cash dividends declared:
Common stock	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Market price common stock:
Low close	21.74	28.30	25.61	23.96	22.42	20.58	21.65	20.59
High close	29.86	34.95	33.51	28.44	27.13	24.87	25.88	25.13
Bid price at end of period	26.02	29.20	31.58	26.47	25.21	23.89	24.10	23.98

FINANCIAL HIGHLIGHTS

	For the Year Ended and at December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Net interest income	$211,515	$176,296	$139,588	$109,487	$74,907

Provision (recapture) for loan losses	11,730	5,648	2,411	2,644	(3,486)

Noninterest income:

Other	50,645	43,230	37,427	32,018	24,744

Securities (losses) gains, net	(623)	86	368	161	469

Gain on sale of VISA stock	—	15,153	—	—	—

Bargain purchase gains, net	—	—	—	416	—

Noninterest expenses	162,273	149,916	130,881	103,770	93,366

Income before income taxes	87,534	79,201	44,091	35,668	10,240

Income taxes	20,259	36,336	14,889	13,527	4,544

Net income	$67,275	$42,865	$29,202	$22,141	$5,696

Per Share Data

Net income available to common shareholders:

Diluted	1.38	0.99	0.78	0.66	0.21

Basic	1.40	1.01	0.79	0.66	0.21

Cash dividends declared	0.00	0.00	0.00	0.00	0.00

Book value per share common	16.83	14.70	11.45	10.29	9.44

Tangible book value per share	12.33	11.15	9.37	9.31	8.51

Assets	$6,747,659	$5,810,129	$4,680,932	$3,534,780	$3,093,335

Securities	1,223,780	1,372,667	1,323,001	994,291	949,279

Net loans	4,792,791	3,790,255	2,856,136	2,137,202	1,804,814

Deposits	5,177,240	4,592,720	3,523,245	2,844,387	2,416,534

FHLB borrowings	380,000	211,000	415,000	50,000	130,000

Subordinated debt	70,804	70,521	70,241	69,961	64,583

Shareholders' equity	864,267	689,664	435,397	353,453	312,651

Performance ratios:

Return on average assets	1.11%	0.82%	0.69%	0.67%	0.23%

Return on average equity	9.08	7.51	7.06	6.56	2.22

Net interest margin(1)	3.85	3.73	3.63	3.64	3.25

Average equity to average assets	9.72	10.96	9.85	10.21	10.34

Return on tangible assets	1.20	0.88	0.75	0.71	0.26

Return on tangible common equity	12.54	9.90	8.87	7.59	2.57
(1)On a fully taxable equivalent basis, a non-GAAP measure (see pages 46-47 of Management's Discussion and Analysis).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Seacoast Banking Corporation of Florida
Stuart, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Seacoast Banking Corporation of Florida (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2014.

Atlanta, Georgia
February 26, 2019

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Interest Income
Interest on securities
Taxable	$37,860	$34,442	$26,133
Nontaxable	884	913	1,036
Interest and fees on loans	199,984	153,825	119,217
Interest on federal funds sold and other investments	2,670	2,416	1,669
Total Interest Income	241,398	191,596	148,055

Interest Expense
Interest on savings deposits	8,763	3,654	2,593
Interest on time certificates	11,684	4,678	2,074
Interest on federal funds purchased and other short term borrowings	1,804	781	484
Interest on Federal Home Loan Bank borrowings	4,468	3,744	1,256
Interest on subordinated debt	3,164	2,443	2,060
Total Interest Expense	29,883	15,300	8,467
Net Interest Income	211,515	176,296	139,588

Provision for loan losses	11,730	5,648	2,411
Net Interest Income After Provision for Loan Losses	199,785	170,648	137,177

Noninterest Income (Note M)
Gain on sale of Visa stock	—	15,153	—
Securities (losses) gains, net (includes net losses of ($96) for 2018, net gains of $1,950 for 2017, and net losses of ($617) for 2016 in other comprehensive income reclassifications)	(623)	86	368
Other	50,645	43,230	37,427
Total Noninterest Income	50,022	58,469	37,795

Noninterest Expense (Note M)	162,273	149,916	130,881

Income Before Income Taxes	87,534	79,201	44,091
Income taxes	20,259	36,336	14,889
Net Income	$67,275	$42,865	$29,202

Share Data
Net income per share of common stock
Diluted	$1.38	$0.99	$0.78
Basic	1.40	1.01	0.79
Average common shares outstanding
Diluted	48,748	43,350	37,508
Basic	47,969	42,613	36,872

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Net Income	$67,275	$42,865	$29,202
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(13,266)	5,976	(2,129)
Amortization of unrealized losses on securities transferred to held to maturity, net	550	596	488
Reclassification adjustment for losses (gains) included in net income	485	(86)	(368)
Benefit (provision) for income taxes	3,272	(2,483)	709
Total Other Comprehensive Income (Loss)	(8,959)	4,003	(1,300)
Comprehensive Income	$58,316	$46,868	$27,902

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2018	2017
Assets
Cash and due from banks	$92,242	$104,039
Interest bearing deposits with other banks	23,709	5,465
Total Cash and Cash Equivalents	115,951	109,504

Time deposits with other banks	8,243	12,553

Debt securities:
Securities available for sale (at fair value)	865,831	949,460
Securities held to maturity (fair value $349,895 in 2018 and $414,470 in 2017)	357,949	416,863
Total Debt Securities	1,223,780	1,366,323

Loans held for sale	11,873	24,306

Loans	4,825,214	3,817,377
Less: Allowance for loan losses	(32,423)	(27,122)
Loans, Net of Allowance for Loan Losses	4,792,791	3,790,255

Bank premises and equipment, net	71,024	66,883
Other real estate owned	12,802	7,640
Goodwill	204,753	147,578
Other intangible assets, net	25,977	19,099
Bank owned life insurance	123,394	123,981
Net deferred tax assets	28,954	25,417
Other assets	128,117	116,590
Total Assets	$6,747,659	$5,810,129

Liabilities
Deposits
Noninterest demand	$1,569,602	$1,400,227
Interest-bearing demand	1,014,032	1,050,755
Savings	493,807	434,346
Money market	1,173,950	931,458
Other time deposits	513,312	414,277
Brokered time certificates	220,594	217,385
Time certificates of more than $250,000	191,943	144,272
Total Deposits	5,177,240	4,592,720

Securities sold under agreements to repurchase, maturing within 30 days	214,323	216,094
Federal Home Loan Bank borrowings	380,000	211,000
Subordinated debt	70,804	70,521
Other liabilities	41,025	30,130
Total Liabilities	5,883,392	5,120,465

Commitments and Contingencies (Notes K and P)

Shareholders' Equity
Common stock, par value $0.10 per share authorized 120,000,000 shares, issued 51,514,734 and outstanding 51,361,079 shares in 2018 and authorized 60,000,000 shares, issued 47,032,259 and outstanding 46,917,735 shares in 2017	5,136	4,693
Additional paid-in capital	778,501	661,632
Retained earnings	97,074	29,914
Less: Treasury stock (153,655 shares in 2018 and 114,524 shares in 2017), at cost	(3,384)	(2,359)
	877,327	693,880
Accumulated other comprehensive loss, net	(13,060)	(4,216)
Total Shareholders' Equity	864,267	689,664
Total Liabilities & Shareholders' Equity	$6,747,659	$5,810,129

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Cash Flows From Operating Activities
Net Income	$67,275	$42,865	$29,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,353	5,614	5,076
Amortization of premiums and discounts on securities, net	3,196	3,977	7,559
Other amortization and accretion, net	(1,158)	(697)	(2,238)
Stock based compensation	7,823	5,267	4,154
Origination of loans designated for sale	(303,928)	(213,027)	(175,842)
Sale of loans designated for sale	326,328	211,091	190,843
Provision for loan losses	11,730	5,648	2,411
Deferred income taxes	459	35,827	14,206
Losses (gains) on sale of securities	485	(86)	(368)
Gain on sale of VISA Class B stock	—	(15,153)	—
Gains on sale of loans	(8,961)	(7,038)	(6,335)
Gains on sale and write-downs of other real estate owned	(107)	(711)	(509)
Losses on disposition of fixed assets	1,235	2,270	2,442
Changes in operating assets and liabilities, net of effects from acquired companies:
Net increase (decrease) in other assets	10,051	(5,506)	(11,573)
Net increase (decrease) in other liabilities	8,827	(21,432)	2,979
Net Cash Provided by Operating Activities	129,608	48,909	62,007

Cash Flows From Investing Activities
Maturities and repayments of debt securities available for sale	141,223	211,173	127,879
Maturities and repayments of debt securities held to maturity	58,315	86,460	48,705
Proceeds from sale of debt securities available for sale	31,694	235,613	40,421
Purchases of debt securities available for sale	(72,505)	(371,926)	(297,719)
Purchases of debt securities held to maturity	—	(131,439)	(218,654)
Maturities of time deposits with other banks	4,310	4,720	—
Net new loans and principal repayments	(365,816)	(328,868)	(396,862)
Proceeds from the sale of portfolio loans	—	106,815	71,433
Purchases of loans held for investment	(19,541)	(55,352)	(64,925)
Proceeds from the sale of other real estate owned	10,072	6,069	7,952
Proceeds from sale of Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stock	44,731	48,295	9,350
Purchase of FHLB and Federal Reserve Bank Stock	(51,505)	(42,680)	(28,857)
Purchase of Visa Class B stock	—	(6,180)	—
Proceeds from sale of Visa Class B stock	21,333	—	—
Redemption of bank owned life insurance	4,232	3,609	—
Purchase of bank owned life insurance	—	(30,000)	(40,000)
Net cash from bank acquisitions	22,876	23,825	235,546
Additions to bank premises and equipment	(4,019)	(5,710)	(6,054)

Net Cash Used in Investing Activities	(174,600)	(245,576)	(511,785)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(39,769)	333,049	27,320
Net (decrease) increase in federal funds purchased and repurchase agreements	(1,771)	11,892	32,196
Net increase (decrease) in FHLB borrowings with original maturities of three months or less	32,000	(204,000)	415,000
Proceeds from FHLB borrowings with original maturities of more than three months	60,000	—	—
Early redemption of FHLB borrowings	—	—	(50,000)
Stock based employee benefit plans	979	(55)	(1,161)
Issuance of common stock, net of related expense	—	55,641	—
Dividends paid	—	—	—
Net Cash Provided by Financing Activities	51,439	196,527	423,355
Net increase (decrease) in cash and cash equivalents	6,447	(140)	(26,423)
Cash and cash equivalents at beginning of year	109,504	109,644	136,067
Cash and Cash Equivalents at End of Year	$115,951	$109,504	$109,644

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,301	$15,125	$7,855
Cash paid during the period for taxes	13,200	400	703

Supplemental disclosure of non cash investing activities:
Transfer from loans to other real estate owned	$5,549	$1,774	$3,009
Transfer from bank premises to other real estate owned	9,168	1,212	7,708
Transfer from loans held for investment to loans held for sale	—	5,664	—

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained Earnings		Accumulated Other
	Common Stock		Paid-in	(Accumulated	Treasury	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Deficit)	Stock	Income (Loss), Net	Total
Balance at December 31, 2015	34,351	$3,435	$399,162	$(42,858)	$(73)	$(6,213)	$353,453
Comprehensive income	—	—	—	29,202	—	(1,300)	27,902
Stock based compensation expense	—	—	4,154	—	—	—	4,154
Common stock issued for stock based employee benefit plans	87	—	2	—	(1,163)	—	(1,161)
Common stock issued for stock options	12	1	133	—	—	—	134
Issuance of common stock, pursuant to acquisition	3,291	329	50,584	—	—	—	50,913
Other	281	37	(34)	(1)	—	—	2
Balance at December 31, 2016	38,022	$3,802	$454,001	$(13,657)	$(1,236)	$(7,513)	$435,397
Comprehensive income	—	—	—	42,865	—	4,003	46,868
Reclassification of disproportionate tax effects upon adoption of new accounting pronouncement	—	—	—	706	—	(706)	—
Stock based compensation expense	—	—	5,267	—	—	—	5,267
Common stock issued for stock based employee benefit plans	61	—	(15)	—	(1,123)	—	(1,138)
Common stock issued for stock options	91	16	1,066	—	—	—	1,082
Issuance of common stock, net of related expenses	2,703	270	55,371	—	—	—	55,641
Issuance of common stock, pursuant to acquisition	6,041	605	145,942	—	—	—	146,547
Balance at December 31, 2017	46,918	$4,693	$661,632	$29,914	$(2,359)	$(4,216)	689,664
Comprehensive income	—	—	—	67,275	—	(8,959)	58,316
Reclassification of unrealized losses on equity investment upon adoption of new accounting pronouncement	—	—	—	(115)	—	115	—
Stock based compensation expense	32	—	7,823	—	—	—	7,823
Common stock issued for stock based employee benefit plans	43	—	(6)	—	(1,025)	—	(1,031)
Common stock issued for stock options	368	43	1,966	—	—	—	2,009
Issuance of common stock, pursuant to acquisition	4,000	400	107,086	—	—	—	107,486
Balance at December 31, 2018	51,361	$5,136	$778,501	$97,074	$(3,384)	$(13,060)	$864,267

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seacoast Banking Corporation of Florida and Subsidiaries

Note A - Significant Accounting Policies

General: Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a single segment financial holding company with one operating subsidiary bank, Seacoast National Bank (“Seacoast Bank”). The Company provides integrated financial services including commercial and retail banking, wealth management, and mortgage services to customers through advanced banking solutions, 51 traditional branch offices and seven commercial banking centers operated by Seacoast Bank. Offices stretch from Ft. Lauderdale, Boca Raton and West Palm Beach north through the Daytona Beach area, into Orlando and Central Florida and the adjacent Tampa market, and west to Okeechobee and surrounding counties.

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

Securities: Debt securities are classified at date of purchase as available for sale or held to maturity. Debt securities that may be sold as part of the Company's asset/liability management or in response to, or in anticipation of changes in interest rates and resulting prepayment risk, or for other factors are stated at fair value with unrealized gains or losses reflected as a component of shareholders' equity net of tax or included in noninterest income as appropriate. Debt securities that the Company has the ability and intent to hold to maturity are carried at amortized cost. Equity securities are stated at fair value with unrealized gains or losses included in noninterest income as securities gains or losses.

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available.

Realized gains and losses, including other than temporary impairments, are included in noninterest income as investment securities gains (losses). Interest and dividends on securities, including amortization of premiums and accretion of discounts on debt securities, is recognized in interest income on an accrual basis using the interest method. The Company anticipates prepayments of principal in the calculation of the effective yield for collateralized mortgage obligations and mortgage backed securities by obtaining estimates of prepayments from independent third parties. The adjusted cost of each specific security sold is used to compute realized gains or losses on the sale of securities on a trade date basis.

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. Management considers many factors including the length of time the security has had a fair value less than the cost basis; recent events specific to the issuer or industry; external credit ratings and recent downgrades. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. Debt securities for which there is an unrealized loss that is deemed to be other-than temporary are written down to fair value with the write-down recorded as a realized loss.

On January 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-1, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." Upon adoption, the Company reclassified $0.1 million of accumulated unrealized loss pertaining to an equity investment previously classified as available for sale from accumulated other comprehensive income to retained earnings.

Seacoast Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Loans: The Company accounts for a loan depending on the strategy for the loan and on the credit impaired status of the loan upon acquisition. Loans are accounted for using the following categories:

•	Loans and leases held for sale

•	Loans and leases originated by the Company and held for investment

•	Loans and leases purchased by the Company, which are considered purchased unimpaired (“PUL), and held for investment

•	Loans and leases purchased by the Company, which are considered purchased credit impaired (“PCI”)

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

Bank Premises and Equipment: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Premises and equipment include certain costs associated with the acquisition of leasehold improvements. Depreciation and amortization are recognized principally by the straight-line method, over the estimated useful lives as follows: buildings - 25-40 years, leasehold improvements 5-25 years, furniture and equipment - 3-12 years. Leasehold improvements typically amortize over the shorter of lease terms or estimated useful life. Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are written down to fair value with a corresponding impact to noninterest expense.

Intangible assets. The Company’s intangible assets consist of goodwill and core deposit intangibles (CDIs). Goodwill results from business combinations and represents the difference between the purchase price and the fair value of net assets acquired. Goodwill may be adjusted for up to one year from the acquisition date in the event new information is obtained which, if known at the date of acquisitions would have impacted the fair value of the acquired assets and liabilities. Goodwill is considered to have an indefinite useful life and is not amortized, but rather tested for impairment annually in the fourth quarter, or more often if circumstances arise that may indicate risk of impairment. If impaired, Goodwill is written down with a corresponding impact to noninterest expense.

The Company recognizes CDIs that result from either whole bank acquisitions or branch acquisitions. They are initially measured at fair value and then amortized over periods ranging from six to eight years on a straight line basis. The Company evaluates CDIs for impairment annually, or more often if circumstances arise that may indicate risk of impairment. If impaired, the CDI is written down with a corresponding impact to noninterest expense.

Bank owned life insurance (BOLI): The Company, through its subsidiary bank, has purchased or acquired through bank acquisitions, life insurance policies on certain key executives. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Revenue Recognition: On January 1, 2018, we adopted FASB ASU 2014-9, “Revenue from Contracts with Customers,” and all the related amendments (collectively, Accounting Standards Codification “ASC” Topic 606) using the modified retrospective approach applied to all contracts in place at that date. Adoption had no material impact on the Company’s consolidated financial statements including no change to the amount or timing of revenue recognized for contracts within the scope of the new standard.

Revenue recognized reflects the consideration to which we expect to be entitled in exchange for the services provided and is recognized when the promised services (performance obligations) are transferred to a customer, requiring the application of the following five-steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Activity in the scope of the new standard includes:

•Service Charges on Deposits: Seacoast Bank offers a variety of deposit-related services to its customers through several delivery channels including branch offices, ATMs, telephone, mobile, and internet banking. Transaction-based fees are recognized when services, each of which represents a performance obligation, are satisfied. Service fees may be assessed monthly, quarterly, or annually; however, the account agreements to which these fees relate can be canceled at any time by Seacoast and/or the customer. Therefore, the contract term is considered a single day (a day-to-day contract).

•Trust Fees: The Company earns trust fees from fiduciary services provided to trust customers which include custody of assets, recordkeeping, collection and distribution of funds. Fees are earned over time and accrued monthly as the Company provides services, and are generally assessed based on the market value of the trust assets under management at a particular date or over a particular period.

•Brokerage Commissions and Fees: The Company earns commissions and fees from investment brokerage services provided to its customers through an arrangement with a third-party service provider. Commissions received from the third-party service provider are recorded monthly and are based upon customer activity. Fees are earned over time and accrued monthly as services are provided. The Company acts as an agent in this arrangement and therefore presents the brokerage commissions and fees net of related costs.

•Interchange Income: Fees earned on card transactions depend upon the volume of activity, as well as the fees permitted by the payment network. Such fees are recognized by the Company upon fulfilling its performance obligation to approve the card transaction.

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

In February 2018, the FASB issued ASU 2018-02, which permits companies to reclassify the disproportionate tax effects in accumulated other comprehensive income, caused by the Tax Reform Act, to retained earnings. The Company early adopted ASU 2018-02 in 2017, and elected to reclassify the income tax effects of the Tax Reform Act, totaling $0.7 million, from accumulated other comprehensive income to retained earnings.

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

Note B - Recently Issued Accounting Standards, Not Adopted at December 31, 2018

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
Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers.

Date of Adoption	This amendment is effective for public business entities for reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted.
Effect on the Consolidated Financial Statements
The Company will adopt the new standard effective January 1, 2019. Upon adoption, the Company will record lease liabilities and right-of-use assets totaling approximately $33 million and $29 million, respectively, and will remove other liabilities of approximately $4 million recorded under prior guidance for fair value adjustments, vacated properties, and straight line adjustments. Adoption is not expected to be material to the Company's consolidated results of operations or cash flows.

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

Effect on the Consolidated Financial Statements
The Company's transition oversight committee is in the process of evaluating and implementing changes to credit loss estimation models and related processes. Updates to business processes and the documentation of accounting policy decisions are ongoing. The company may recognize an increase in the allowance for credit losses upon adoption, recorded as a one-time cumulative adjustment to retained earnings. However, the magnitude of the impact on the Company's consolidated financial statements has not yet been determined. The Company will adopt this accounting standard effective January 1, 2020.

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

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
Description
In August 2018, the FASB issued ASU 2018-13, which changes the disclosure requirements on fair value measurements in topic 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements. the ASU modifies or removes certain existing disclosures, and add new disclosures.

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

Seacoast Bank may be required to maintain average reserve balances with the Federal Reserve Bank; the average amount of those reserve balances was $0.9 million for 2018 and $0.5 million for 2017.

Under Federal Reserve regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2018, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $82.4 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the periods ending December 31, 2018 and 2017.

Note D - Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity at December 31, 2018 and December 31, 2017 are summarized as follows:

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available for Sale
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$7,200	$106	$(6)	$7,300
Mortgage-backed securities and collateralized mortgage obligations of US Government Sponsored Entities	567,753	300	(14,047)	554,006
Private mortgage-backed securities and collateralized mortgage obligations	55,569	560	(401)	55,728
Collateralized loan obligations	212,807	1	(3,442)	209,366
Obligations of state and political subdivisions	39,543	339	(451)	39,431
	$882,872	$1,306	$(18,347)	$865,831

Debt Securities Held to Maturity
Mortgage-backed securities of U.S. Government Sponsored Entities	$304,423	$—	$(7,324)	$297,099
Private mortgage-backed securities and collateralized mortgage obligations	21,526	277	(130)	21,673
Collateralized loan obligations	32,000	—	(877)	31,123
	$357,949	$277	$(8,331)	$349,895

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available for Sale
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$9,475	$274	$(5)	$9,744
Mortgage-backed securities and collateralized mortgage obligations of US Government Sponsored Entities	560,396	1,163	(8,034)	553,525
Private mortgage-backed securities and collateralized mortgage obligations	75,152	1,154	(285)	76,021
Collateralized loan obligations	263,579	798	(68)	264,309
Obligations of state and political subdivisions	45,118	813	(70)	45,861
	$953,720	$4,202	$(8,462)	$949,460

Debt Securities Held to Maturity
Mortgage-backed securities of U.S. Government Sponsored Entities	$353,541	$802	$(4,159)	$350,184
Private mortgage-backed securities and collateralized mortgage obligations	22,799	714	(53)	23,460
Collateralized loan obligations	40,523	303	—	40,826
	$416,863	$1,819	$(4,212)	$414,470

Proceeds from sales of debt securities during 2018 were $31.7 million, with gross gains of $0.2 million and gross losses of $0.7 million. Proceeds from sales of debt securities during 2017 were $235.6 million with gross gains of $1.6 million and gross losses of $1.5 million. Proceeds from sales of debt securities during 2016 were $40.4 million with gross gains of $0.5 million and gross losses of $0.1 million. Included in "Securities (losses) gains net" for 2018 is $0.1 million representing the decline in the value of an investment in shares of a mutual fund that invests in CRA-qualified debt securities.

At December 31, 2018, debt securities with a fair value of $180.9 million were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Debt securities with a fair value of $214.3 million were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$12,190	$12,131
Due after one year through five years	—	—	88,402	87,808
Due after five years through ten years	32,000	31,123	155,493	152,707
Due after ten years	—		3,465	3,451
	32,000	31,123	259,550	256,097
Mortgage-backed securities of U.S. Government Sponsored Entities	304,423	297,099	567,753	554,006
Private mortgage-backed securities and collateralized mortgage obligations	21,526	21,673	55,569	55,728
	$357,949	$349,895	$882,872	$865,831

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the fair value of debt securities with unrealized losses and the period of time for which these losses were outstanding at December 31, 2018 and December 31, 2017, respectively.

	December 31, 2018
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$99	$(1)	$642	$(5)	$741	$(6)
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	200,184	(2,235)	623,420	(19,136)	823,604	(21,371)
Private mortgage-backed securities and collateralized mortgage obligations	20,071	(344)	12,739	(187)	32,810	(531)
Collateralized loan obligations	238,894	(4,319)	—	—	238,894	(4,319)
Obligations of state and political subdivisions	19,175	(241)	9,553	(210)	28,728	(451)
Total temporarily impaired securities	$478,423	$(7,140)	$646,354	$(19,538)	$1,124,777	$(26,678)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,107	$(5)	$—	$—	$1,107	$(5)
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	304,723	(2,047)	413,725	(10,146)	718,448	(12,193)
Private mortgage-backed securities and collateralized mortgage obligations	—	—	20,744	(338)	20,744	(338)
Collateralized loan obligations	14,933	(68)	—	—	14,933	(68)
Obligations of state and political subdivisions	5,414	(14)	5,864	(56)	11,278	(70)
Total temporarily impaired securities	$326,177	$(2,134)	$440,333	$(10,540)	$766,510	$(12,674)

The two tables above include debt securities held to maturity that were transferred from available for sale into held to maturity in 2014. Those securities had unrealized losses of $3.1 million at the date of transfer, and at December 31, 2018, the unamortized balance was $0.7 million. The fair value of those securities in an unrealized loss position for less than 12 months at December 31, 2018 and December 31, 2017 is $35.7 million and $22.9 million respectively, with unrealized losses of $0.1 million and $0.2 million, respectively. The fair value of those securities in an unrealized loss position for 12 months or more at December 31, 2018 and December 31, 2017 is $31.3 million and $15.3 million, respectively, with unrealized losses of $1.1 million and $0.4 million, respectively.

At December 31, 2018, the Company had $21.4 million of unrealized losses on mortgage backed securities and collateralized mortgage obligations of government sponsored entities having a fair value of $823.6 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these mitigating factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At December 31, 2018, the Company had unrealized losses of $4.3 million on collateralized loan obligations with a fair value of $238.9 million. The collateral for these securities is first lien senior secured corporate debt. The Company holds senior tranches rated credit A or higher and management has tested that these tranches are sufficient to prevent loss of principal. Management expects to recover the entire amortized cost basis of these securities.

At December 31, 2018, the Company does not intend to sell debt securities that are in an unrealized loss position and it is not more than likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at December 31, 2018.

Included in other assets at December 31, 2018 is $44.5 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Also included in other assets is a $6.2 million investment in a mutual fund carried at fair value.

The Company holds 11,330 shares of Visa Class B stock, which following resolution of Visa litigation will be converted to Visa Class A shares. Under the current conversion ratio that became effective June 28, 2018, the company would receive 1.6298 shares of Class A stock for each share of Class B stock for a total of 18,465 shares of Visa Class A stock. Our ownership is related to prior ownership in Visa's network, while Visa operated as a cooperative. This ownership is recorded on our financial records at zero basis. In March 2017, the Company acquired 200,000 shares of Visa Class B stock at a cost of $6.2 million. The shares were sold in December 2017 at a gain of $15.2 million.

Note E - Loans

The Company accounts for a loan depending on the strategy for the loan and on the credit impaired status of the loan upon acquisition. Loans are accounted for using the following categories:

•	Loans and leases held for sale

•	Loans and leases originated by the Company and held for investment

•	Loans and leases purchased by the Company, which are considered purchased unimpaired (“PUL”), and held for investment

•	Loans and leases purchased by the Company, which are considered purchased credit impaired (“PCI”)

Refer to Note A for further discussion on how the categories above are defined.

Loans are also categorized based on the customer and use type of the credit extended. The following outlines the categories used:

•
Construction and Land Development Loans: The Company defines construction and land development loans as exposures secured by land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or significant source of repayment is from proceeds of the sale, refinancing, or permanent financing of the property.

•
Commercial Real Estate Loans: Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans.  These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on rental income from the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

•
Residential Real Estate Loans: The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates, home equity mortgages and home equity lines. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations.

•
Commercial and Financial Loans: Commercial credit is extended primarily to small to medium sized professional firms, retail and wholesale operators and light industrial and manufacturing concerns.   Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners. Commercial loans are based primarily on the historical and projected cash flow of the borrower and secondarily on the capacity of credit enhancements, guarantees and underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.  Minimum standards and underwriting guidelines have been established for all commercial loan types.

•
Consumer Loans: The Company originates consumer loans including installment loans and revolving lines, loans for automobiles, boats, and other personal, family and household purposes. For each loan type several factors including debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower are considered during the underwriting process.

The following table outlines net loans balances by category as of:

	December 31, 2018
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Loans
Construction and land development	$301,473	$151	$141,944	$443,568
Commercial real estate	1,437,989	10,828	683,249	2,132,066
Residential real estate	1,055,525	2,718	266,134	1,324,377
Commercial and financial	603,057	737	118,528	722,322
Consumer	190,207	—	12,674	202,881
Total Loans(1)	$3,588,251	$14,434	$1,222,529	$4,825,214

	December 31, 2017
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Loans
Construction and land development	$215,315	$1,121	$126,689	$343,125
Commercial real estate	1,170,618	9,776	459,598	1,639,992
Residential real estate	845,420	5,626	187,764	1,038,810
Commercial and financial	512,430	894	92,690	606,014
Consumer	178,826	—	10,610	189,436
Total Loans(1)	$2,922,609	$17,417	$877,351	$3,817,377

(1)Loan balances at December 31, 2018 and 2017 include deferred costs of $16.9 million and $12.9 million, respectively.

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

	December 31, 2018
		Accruing 30-59 Days	Accruing 60-89 Days	Accruing Greater Than		Total Financing
(In thousands)	Current	Past Due	Past Due	90 Days	Nonaccrual	Receivables
Portfolio Loans
Construction and land development	$301,348	$97	$—	$—	$28	$301,473
Commercial real estate	1,427,413	3,852	97	141	6,486	1,437,989
Residential real estate	1,044,375	2,524	525	295	7,806	1,055,525
Commercial and financial	594,930	5,186	1,661	—	1,280	603,057
Consumer	189,061	637	326	—	183	190,207
Total Portfolio Loans	3,557,127	12,296	2,609	436	15,783	3,588,251

PULs
Construction and land development	140,013	1,931	—	—	—	141,944
Commercial real estate	680,060	1,846	—	—	1,343	683,249
Residential real estate	260,781	1,523	—	90	3,740	266,134
Commercial and financial	116,173	342	—	—	2,013	118,528
Consumer	12,643	—	31	—	—	12,674
Total PULs	1,209,670	5,642	31	90	7,096	1,222,529

PCI Loans
Construction and land development	135	—	—	—	16	151
Commercial real estate	8,403	1,034	—	—	1,391	10,828
Residential real estate	556	—	—	—	2,162	2,718
Commercial and financial	74	635	—	—	28	737
Consumer	—	—	—	—	—	—
Total PCI Loans	9,168	1,669	—	—	3,597	14,434

Total Loans	$4,775,965	$19,607	$2,640	$526	$26,476	$4,825,214

	December 31, 2017
		Accruing 30-59 Days	Accruing 60-89 Days	Accruing Greater Than		Total Financing
(In thousands)	Current	Past Due	Past Due	90 Days	Nonaccrual	Receivables
Portfolio Loans
Construction and land development	$215,077	$—	$—	$—	$238	$215,315
Commercial real estate	1,165,738	2,605	585	—	1,690	1,170,618
Residential real estate	836,117	812	75	—	8,416	845,420
Commercial and financial	507,501	2,776	26	—	2,127	512,430
Consumer	178,676	52	—	—	98	178,826
Total Portfolio Loans	2,903,109	6,245	686	—	12,569	2,922,609

PULs
Construction and land development	126,655	34	—	—	—	126,689
Commercial real estate	457,899	979	—	—	720	459,598
Residential real estate	186,549	128	87	—	1,000	187,764
Commercial and financial	92,315	54	—	—	321	92,690
Consumer	10,610	—	—	—	—	10,610
Total PULs	874,028	1,195	87	—	2,041	877,351

PCI Loans
Construction and land development	1,121	—	—	—	—	1,121
Commercial real estate	9,352	—	—	—	424	9,776
Residential real estate	544	642	—	—	4,440	5,626
Commercial and financial	844	—	—	—	50	894
Consumer	—	—	—	—	—	—
Total PCI Loans	11,861	642	—	—	4,914	17,417

Total Loans	$3,788,998	$8,082	$773	$—	$19,524	$3,817,377

The reduction in interest income associated with loans on nonaccrual status was approximately $1.0 million, $0.7 million, and $0.7 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

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

•
Doubtful: Loans that have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  The principal balance of loans classified as doubtful are likely to be charged off.

Risk ratings on commercial lending facilities are re-evaluated during the annual review process at a minimum, based on the size of the aggregate exposure, and/or when there is a credit action of the existing credit exposure. The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of:

	December 31, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Net Loans
Construction and land development	$428,044	$10,429	$5,095	$—	$443,568
Commercial real estate	2,063,589	41,429	27,048	—	2,132,066
Residential real estate	1,296,634	3,654	24,089	—	1,324,377
Commercial and financial	707,663	8,387	6,247	25	722,322
Consumer	198,367	3,397	1,117	—	202,881
Total Net Loans	$4,694,297	$67,296	$63,596	$25	$4,825,214

	December 31, 2017
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Net Loans
Construction and land development	$328,127	$10,414	$4,584	$—	$343,125
Commercial real estate	1,586,932	29,273	23,787	—	1,639,992
Residential real estate	1,023,925	4,621	10,203	61	1,038,810
Commercial and financial	593,689	3,237	8,838	250	606,014
Consumer	189,354	—	82	—	189,436
Total Net Loans	$3,722,027	$47,545	$47,494	$311	$3,817,377

Loans to directors and executive officers totaled $0.9 million and $1.1 million at December 31, 2018 and 2017, respectively. No new loans were originated to directors or officers in 2018.

At December 31, 2018 and 2017 loans pledged as collateral for borrowings totaled $380 million and $211 million, respectively.

Concentrations of Credit

The Company’s lending activity primarily occurs within the State of Florida, specifically in the Fort Lauderdale, Boca Raton, West Palm Beach, Daytona Beach, Orlando and Tampa MSAs.

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

The table below summarizes the changes in accretable yield on PCI loans for the years ended:

	December 31,
(In thousands)	2018	2017	2016
Beginning balance	$3,699	$3,807	$2,610
Additions	—	763	2,052
Deletions	(43)	(11)	(15)
Accretion	(1,291)	(1,647)	(1,734)
Reclassifications from non-accretable difference	559	787	894
Ending Balance	$2,924	$3,699	$3,807

See Note S for information related to loans purchased in transactions accounted for as business combinations during the periods presented.

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

The Company’s TDR concessions granted generally do not include forgiveness of principal balances. Loan modifications are not reported in the calendar years after modification if the loans were modified at an interest rate equal to yields of originations with comparable risk and loans are performing based on the terms of the restructuring agreements. When a loan is modified as a TDR, there is not a direct, material impact on the carrying value of the loans within the consolidated balance sheet, as principal balances generally are not forgiven. Most loans prior to modification were classified as an impaired loan and the allowance for loan losses is determined in accordance with Company policy. Loans modified in a TDR were immaterial during the years ended December 31, 2018, 2017 and 2016, and there were no material payment defaults on loans that had been modified to a TDR within the previous twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual status and a specific allowance for loan losses assigned in accordance with the Company’s policy.

Impaired Loans

Loans are considered impaired if they are 90 days or more past due, in nonaccrual status, or are TDRs. At December 31, 2018 and 2017, the Company’s recorded investment in impaired loans, excluding PCI loans, and related valuation allowance was as follows:

	December 31, 2018
	Recorded	Unpaid Principal	Related Valuation
(In thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$15	$229	$—
Commercial real estate	3,852	5,138	—
Residential real estate	13,510	18,111	—
Commercial and financial	1,191	1,414	—
Consumer	280	291	—

Impaired Loans with an Allowance Recorded:
Construction and land development	196	211	22
Commercial real estate	9,786	12,967	369
Residential real estate	5,537	5,664	805
Commercial and financial	2,131	2,309	1,498
Consumer	202	211	34

Total Impaired Loans
Construction and land development	211	440	22
Commercial real estate	13,638	18,105	369
Residential real estate	19,047	23,775	805
Commercial and financial	3,322	3,723	1,498
Consumer	482	502	34
Total Impaired Loans	$36,700	$46,545	$2,728

	December 31, 2017
	Recorded	Unpaid Principal	Related Valuation
(In thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$223	$510	$—
Commercial real estate	3,475	4,873	—
Residential real estate	10,272	15,063	—
Commercial and financial	19	29	—
Consumer	105	180	—

Impaired Loans with an Allowance Recorded:
Construction and land development	251	264	23
Commercial real estate	4,780	4,780	195
Residential real estate	8,448	8,651	1,091
Commercial and financial	2,436	883	1,050
Consumer	282	286	43

Total Impaired Loans
Construction and land development	474	774	23
Commercial real estate	8,255	9,653	195
Residential real estate	18,720	23,714	1,091
Commercial and financial	2,455	912	1,050
Consumer	387	466	43
Total Impaired Loans	$30,291	$35,519	$2,402

Impaired loans also include TDRs where concessions have been granted to borrowers who have experienced financial difficulty. At December 31, 2018 and 2017, accruing TDRs totaled $13.3 million and $15.6 million, respectively.

Average impaired loans for the years ended December 31, 2018, 2017, and 2016 were $35.3 million, $30.9 million, and $31.2 million, respectively. The impaired loans were measured for impairment based on the value of underlying collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. The valuation allowance is included in the allowance for loan losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions in principal. For the years ended December 31, 2018, 2017 and 2016, the Company recorded $2.0 million, $1.5 million, and $1.6 million, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of future cash flows, a total of $0.2 million, $0.3 million and $0.2 million, respectively, for 2018, 2017, and 2016 was included in interest income and represents the change in present value attributable to the passage of time.

Note F - Allowance for Loan Losses

Activity in the allowance for loans losses for the three years ended December 31, 2018, 2017 and 2016 is summarized as follows:

(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
December 31, 2018
Construction and land development	$1,642	$564	$—	$27	$—	$2,233
Commercial real estate	9,285	4,736	(3,139)	292	(62)	11,112
Residential real estate	7,131	29	(80)	816	(121)	7,775
Commercial and financial	7,297	4,359	(3,396)	325	—	8,585
Consumer	1,767	2,042	(1,411)	329	(9)	2,718
Total	$27,122	$11,730	$(8,026)	$1,789	$(192)	$32,423

December 31, 2017
Construction and land development	$1,219	$(471)	$—	$896	$(2)	$1,642
Commercial real estate	9,273	(264)	(407)	747	(64)	9,285
Residential real estate	7,483	125	(569)	336	(244)	7,131
Commercial and financial	3,636	5,304	(1,869)	226	—	7,297
Consumer	1,789	954	(1,257)	290	(9)	1,767
Total	$23,400	$5,648	$(4,102)	$2,495	$(319)	$27,122

December 31, 2016
Construction and land development	$1,151	$(150)	$—	$226	$(8)	$1,219
Commercial real estate	6,756	2,599	(256)	306	(132)	9,273
Residential real estate	8,057	(1,069)	(205)	786	(86)	7,483
Commercial and financial	2,042	224	(439)	1,809	—	3,636
Consumer	1,122	807	(244)	109	(5)	1,789
Total	$19,128	$2,411	$(1,144)	$3,236	$(231)	$23,400

As discussed in Note A, "Significant Accounting Policies," the allowance for loan losses is comprised of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company's loan portfolio (excluding PCI loans) and related allowance at December 31, 2018 and 2017 is shown in the following tables.

	December 31, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$211	$22	$443,206	$2,211	$443,417	$2,233
Commercial real estate	13,638	369	2,107,600	10,743	2,121,238	11,112
Residential real estate	19,047	805	1,302,612	6,970	1,321,659	7,775
Commercial and financial	3,322	1,498	718,263	7,087	721,585	8,585
Consumer	482	34	202,399	2,684	202,881	2,718
Total	$36,700	$2,728	$4,774,080	$29,695	$4,810,780	$32,423

	December 31, 2017
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$474	$23	$341,530	$1,619	$342,004	$1,642
Commercial real estate	8,255	195	1,621,960	9,090	1,630,215	9,285
Residential real estate	18,720	1,091	1,014,465	6,040	1,033,185	7,131
Commercial and financial	2,455	1,050	602,666	6,247	605,121	7,297
Consumer	387	43	189,049	1,724	189,436	1,767
Total	$30,291	$2,402	$3,769,670	$24,720	$3,799,961	$27,122

Loans collectively evaluated for impairment reported at December 31, 2018 included acquired loans that are not PCI loans. At December 31, 2018, the remaining fair value adjustments for loans acquired was $47.0 million, or 3.86% of the outstanding aggregate PUL balances. At December 31, 2017, the remaining fair value adjustments for loans acquired was $17.5 million, or 2.00% of the outstanding aggregate PUL balances.

These amounts, which represent the remaining fair value discount of each PUL, are accreted into interest income over the remaining lives of the related loans on a level yield basis. Recapture for loan losses of $0.2 million and net recoveries of $0.1 million were recorded for these loans during 2018. Recapture of $0.2 million and net recoveries of $0.1 million were recorded during 2017. No provision for loan losses was recorded related to these loans during 2016.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	PCI Loans Individually Evaluated for Impairment		PCI Loans Individually Evaluated for Impairment
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$151	$—	$1,121	$—
Commercial real estate	10,828	—	9,776	—
Residential real estate	2,718	—	5,626	—
Commercial and financial	737	—	894	—
Consumer	—	—	—	—
Total	$14,434	$—	$17,417	$—

Note G - Bank Premises and Equipment

Bank premises and equipment as of:

(In thousands)	Cost	Accumulated Depreciation & Amortization	Net Carrying Value
December 31, 2018
Premises (including land of $18,546)	$85,027	$(26,107)	$58,920
Furniture and equipment	36,892	(24,788)	12,104
Total	$121,919	$(50,895)	$71,024

December 31, 2017
Premises (including land of $18,269)	$78,255	$(24,045)	$54,210
Furniture and equipment	34,532	(21,859)	12,673
Total	$112,787	$(45,904)	$66,883

Note H - Goodwill and Acquired Intangible Assets

The following table presents changes in the carrying amount of goodwill:

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Beginning of year	$147,578	$64,649	$25,211
Changes from business combinations	57,175	82,929	39,438
Total	$204,753	$147,578	$64,649

 The Company performs an analysis for goodwill impairment on an annual basis. Based on the analysis performed in the fourth quarter, the Company has concluded goodwill was not impaired as of December 31, 2018 and 2017.

Acquired intangible assets consist of core deposit intangibles ("CDI"), which are intangible assets arising from the purchase of deposits separately or from bank acquisitions. The change in balance for CDI is as follows:

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Beginning of year	$18,937	$14,572	$8,594
Acquired CDI	10,170	7,726	8,464
Amortization expense	(4,300)	(3,361)	(2,486)
End of year	$24,807	$18,937	$14,572

(In months)
Remaining average amortization period for CDI	58	63	64

The gross carrying amount and accumulated amortization of the Company's CDI subject to amortization as of:

	December 31, 2018		December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deposit base	$36,691	$(11,884)	$26,522	$(7,585)

The annual amortization expense for the Company's CDI determined using the straight line method for each of the five years subsequent to December 31, 2018 is $5.9 million, $5.8 million, $4.6 million, $4.1 million and $3.0 million, respectively.

Mortgage servicing rights ("MSRs") retained from the sale of Small Business Administration ("SBA") guarantees totaled $1.1 million and $0.2 million at December 31, 2018 and 2017, respectively.

Note I - Borrowings

A significant portion of the Company's short-term borrowings were comprised of securities sold under agreements to repurchase with overnight maturities:

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Maximum amount outstanding at any month end	$341,213	$216,094	$236,099
Weighted average interest rate at end of year	1.14%	0.71%	0.31%
Average amount outstanding	$200,839	$171,686	$187,560
Weighted average interest rate during the year	0.90%	0.46%	0.26%

Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. Company securities pledged were as follows by collateral type and maturity as of:

	December 31,
(In thousands)	2018	2017	2016
Fair value of pledged securities – overnight and continuous
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$246,829	$216,094	$204,202

Seacoast Bank had secured lines of credit of $1.8 billion at December 31, 2018, of which $380 million was outstanding from the Federal Home Loan Bank ("FHLB") at the end of 2018, with $317 million maturing within 30 days or less, and the remainder maturing by June 2019. The weighted average interest rate on the balance at end of year 2018 was 2.45% and during the year averaged 1.99% for all of 2018. The Company acquired FHLB advances of $77.0 million from First Green on October 19, 2018 which were repaid in November.

On April 7, 2016, Seacoast Bank incurred an early redemption cost of $1.8 million related to prepayment of $50.0 million of FHLB advances. The $50.0 million of FHLB borrowings was comprised of two advances of $25 million each borrowed on September 15, 2007 and November 27, 2007, respectively, and had fixed rates of 3.64% and 2.70%, respectively, payable quarterly.

The Company issued $20.6 million in junior subordinated debentures on March 31, 2005 and December 16, 2005, for an aggregate of $41.2 million. These debentures were issued in conjunction with the formation of a Delaware and Connecticut trust subsidiary, SBCF Capital Trust I, and SBCF Statutory Trust II ("Trusts I and II"), respectively, which each completed a private sale of $20.0 million of floating rate preferred securities. On June 29, 2007, the Company issued an additional $12.4 million in junior subordinated debentures which were issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Statutory Trust III ("Trust III"), which completed a private sale of $12.0 million of floating rate trust preferred securities. The rates on the trust preferred securities are the 3-month LIBOR rate plus 175 basis points, the 3-month LIBOR rate plus 133 basis points, and the 3-month LIBOR rate plus 135 basis points, respectively. The rates as of December 31, 2018 are 4.55%, 4.12%, and 4.14%, respectively. The trust preferred securities have original maturities of thirty years, and may be redeemed without penalty, upon approval of the Federal Reserve or upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in March, June, September, and December of each year. The Trusts also issued $619 million, $619 million and $372 million, respectively, of common equity securities to the Company. The proceeds of the offering of trust preferred securities and common equity securities were used by Trusts I and II to purchase the $41.2 million junior subordinated deferrable interest notes issued by the Company, and by Trust III to purchase the $12.4 million junior subordinated deferrable interest notes issued by the Company, all of which have terms substantially similar to the trust preferred securities.

As part of the October 1, 2014 The BANKshares Inc. (“BANKshares”) acquisition the Company acquired three junior subordinated debentures. Correspondingly, at December 31, 2018, the Company had $5.2 million and $4.1 million of floating rate junior subordinated deferrable interest debentures outstanding which are due December 26, 2032 and March 17, 2034, and callable by the Company, at its option, any time after December 26, 2007 and March 17, 2009. The rates on these trust preferred securities are the 3-month LIBOR rate plus 325 basis points and the 3-month LIBOR rate plus 279 basis points, respectively. The rates as of December 31, 2018 are 6.07% and 5.58%, respectively, per annum. At December 31, 2018, the Company also had $5.2 million outstanding of Junior Subordinated Debentures due February 23, 2036. The coupon rate floats quarterly at the 3-month LIBOR rate plus 139 basis points. The junior subordinated debenture is redeemable in certain circumstances. The interest rate was 4.04% at December 31, 2018. The above three junior subordinated debentures in accordance with ASC Topic 805 Business Combinations were recorded at their acquisition date fair values which collectively was $3.5 million lower than face value and will be amortized into interest expense over the remaining term to maturity.

As part of the July 17, 2015 Grand Bankshares, Inc. (“Grand”) acquisition the Company acquired one junior subordinated debenture. Correspondingly, at December 31, 2018 the Company has $7.2 million of floating rate junior subordinated deferrable interest debenture outstanding which is due December 30, 2034. The interest rate is the 3-month LIBOR rate plus 198 basis points. The rate, which adjusts every three months, is currently 4.38%, per annum. The junior subordinated debentures in accordance with ASC Topic 805 Business Combinations were recorded at the acquisition date fair values which was $2.1 million lower than face value and will be amortized into interest expense over the remaining term to maturity.

The Company has the right to defer payments of interest on the notes at any time or from time to time at the Company's election. Interest can be deferred for a period not longer than five years. If the Company elects to defer interest, it may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2018, 2017 and 2016, all interest payments on trust preferred securities were current.

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

Note J - Employee Benefits and Stock Compensation

The Company’s defined contribution plan covers substantially all employees after one year of service and includes a matching benefit for employees who can elect to defer a portion of their compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The defined contribution plan contributions charged to operations were $2.1 million in 2018, $1.9 million in 2017, and $1.7 million in 2016.

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

Awards are currently granted under the Seacoast 2013 Incentive Plan (“2013 Plan”), which shareholders approved on May 23, 2013 and amended on August 26, 2015 to increase the number of authorized shares for issuance thereunder to 3,000,000 and amended on May 24, 2018 to increase the number of authorized shares for issuance thereunder to 4,250,000. The 2013 Plan expires on May 26, 2025. Approximately 1,256,000 shares remain available for issuance as of December 31, 2018.

The impact of share-based compensation on the Company’s financial results is presented below:

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Share-based compensation expense	$7,823	$5,267	4,154
Income tax benefit	(1,911)	(1,966)	(1,602)

The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2018 is presented below:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock awards	$4,637	1.5
Restricted stock units	4,319	1.7
Stock options	1,653	1.8
Total	$10,609	1.7

Restricted Stock Awards

RSAs were granted in 2018 to various employees and vest over time, generally three years. Compensation cost of RSAs is based on the market value of the Company’s common stock at the date of grant and is recognized over the required service period on a straight-line basis. The Company’s accounting policy is to recognize forfeitures as they occur.

A summary of the status of the Company’s non-vested RSAs as of December 31, 2018, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2018	187,511	$19.18
Granted	242,613	26.48
Forfeited/Canceled	(15,514)	25.47
Vested	(119,480)	21.05
Non-vested at December 31, 2018	295,130	24.09

Information regarding restricted stock awards during each of the following years:

	Year Ended December 31,
	2018	2017	2016
Shares granted	242,613	114,331	164,599
Weighted-average grant date fair value	$26.48	$24.08	$16.03
Fair value of awards vested(1)	$2,515	$1,407	$1,981
(1)Based on grant date fair value

Restricted Stock Units

Certain RSUs granted in 2018 and 2017 allow the grantee to earn 0%-200% of the target award based on the Company's adjusted earnings per share growth or its adjusted return on average tangible equity, each measured over a three year period beginning with the year of grant. Certain RSUs granted in 2016 allow the grantee to earn 0%-200% of the target award as determined by both the Company's adjusted net income and its adjusted return on tangible equity. The 2016 awards measure performance through December 31, 2019.

A summary of the status of the Company’s non-vested RSUs as of December 31, 2018, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2018	375,967	$16.96
Granted	173,193	24.02
Forfeited/Canceled	(247)	10.50
Vested	(82,077)	13.34
Non-vested at December 31, 2018	466,836	20.22

Information regarding restricted stock units during each of the following years:

	For the Year Ended December 31,
	2018	2017	2016
Shares granted	173,193	164,268	136,188
Weighted-average grant date fair value	$24.02	$23.94	$13.53
Fair value of awards vested(1)	$1,095	$937	$846
(1)Based on grant date fair value

Stock Options

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2018	2017	2016
Risk-free interest rates	2.56%	1.85%	1.63%
Expected dividend yield	0%	0%	0%
Expected volatility	26.6%	25.4%	21.9%
Expected lives (years)	5.0	5.0	5.0

A summary of the Company’s stock options as of December 31, 2018, and changes during the year then ended, are presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2018	951,349	$17.29
Granted	219,118	30.98
Exercised	(175,541)	11.45
Forfeited	(61,431)	11.17
Outstanding at December 31, 2018	933,495	22.00	7.09	$5,569
Exercisable at December 31, 2018	447,033	16.50	6.04	4,511

Information related to stock options during each of the following years:

	For the Year Ended December 31,
	2018	2017	2016
Options granted	219,118	297,576	243,391
Weighted-average grant date fair value	$5.65	$4.66	$3.41
Intrinsic value of stock options exercised	3,045	1,143	80

The following table summarizes information related to stock options as of December 31, 2018:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$10.54 to $14.82	391,113	5.2	311,759	$12.23
$15.99 to $28.69	333,281	8.0	135,274	26.35
$31.15 to $31.15	209,101	9.3	—	—
Total	933,495	7.1	447,033	$16.50

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

	2018	2017	2016
ESPP shares purchased	15,225	12,434	10,483
Weighted-average employee purchase price	$26.85	$22.67	$16.02

Note K - Lease Commitments

The Company is obligated under various noncancellable operating leases for equipment, buildings, and land. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. At December 31, 2018, future minimum lease payments under leases with initial or remaining terms in excess of one year are as follows:

(In thousands)
2019	$6,671
2020	5,778
2021	4,515
2022	3,718
2023	2,967
Thereafter	13,240
$36,889

Rent expense charged to operations was $6.7 million for 2018, $5.8 million for 2017 and $5.3 million for 2016. Certain leases contain provisions for renewal and change with the consumer price index.

Note L - Income Taxes

The provision for income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Current
Federal	$9,078	$667	$653
State	—	2	30

Deferred
Federal	7,018	32,791	12,163
State	4,163	2,876	2,043
	$20,259	$36,336	$14,889

The difference between the total expected tax benefit (computed by applying the U.S. Federal tax rate of 21% to pretax income in 2018 and 35% in 2017 and 2016) and the reported income tax provision relating to income before income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Tax rate applied to income before income taxes	$18,381	$27,720	$15,431
Increase (decrease) resulting from the effects of:
Tax law change	—	8,552	—
Nondeductible acquisition costs	207	657	217
Tax exempt interest on loans, obligations of states and political subdivisions and bank owned life insurance	(667)	(1,445)	(1,215)
State income taxes	(874)	(1,007)	(726)
Tax credit investments	(33)	(165)	(55)
Stock compensation	(918)	(1,027)	(731)
Other	—	173	(105)
Federal tax provision	16,096	33,458	12,816
State tax provision	4,163	2,878	2,073
Total income tax provision	$20,259	$36,336	$14,889

The net deferred tax assets (liabilities) are comprised of the following as of:

	December 31,
(In thousands)	2018	2017
Allowance for loan losses	$8,592	$7,187
Premises and equipment	1,670	1,390
Other real estate owned	207	207
Accrued stock compensation	2,547	1,569
Federal tax loss carryforward	4,699	4,755
State tax loss carryforward	2,912	5,578
Alternative minimum tax credit carryforward	—	2,209
Net unrealized securities losses	4,658	1,429
Deferred compensation	2,287	2,125
Accrued interest and fee income	7,674	2,411
Other	1,627	2,248
Gross deferred tax assets	36,873	31,108
Less: Valuation allowance	—	—
Deferred tax assets net of valuation allowance	36,873	31,108

Core deposit base intangible	(5,706)	(3,964)
Other	(2,213)	(1,727)
Gross deferred tax liabilities	(7,919)	(5,691)
Net deferred tax assets	$28,954	$25,417

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. The effect of these items is recorded as Accumulated Other Comprehensive Income in the shareholders' equity section of the consolidated balance sheet. In 2018 and 2017 such items consisted primarily of $4.7 million and $1.4 million on $17.7 million and $5.6 million, respectively, of unrealized losses on certain investments in debt securities accounted for under ASC Topic 320.

At December 31, 2018, the Company's net deferred tax assets ("DTAs") of $29.0 million consists of approximately $20.5 million of net U.S. federal DTAs and $8.5 million of net state DTAs.

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

A valuation allowance could be required in future periods based on the assessment of positive and negative evidence. Management's conclusion at December 31, 2018 that it is more likely than not that the net DTAs of $29.0 million will be realized is based upon estimates of future taxable income that are supported by internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recorded for some or all of the Company's DTAs. The establishment of a DTA valuation allowance could have a material adverse effect on the Company's financial condition and results of operations.

Management expects to realize the $29.0 million in net DTAs well in advance of the statutory carryforward period. At December 31, 2018, approximately $4.7 million of DTAs relate to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, $2.9 million of the DTAs relate to state net operating losses which will expire in annual installments beginning in 2029 through 2034. Remaining DTAs are not related to net operating losses or credits and therefore, have no expiration date.

The Company recognizes interest and penalties, as appropriate, as part of the provisioning for income taxes. No interest or penalties were accrued at December 31, 2018.

In March 2016, the FASB issued ASU No. 2016-9, Improvements to Employee Share-Based Payment Accounting, Compensation – Stock Compensation (Topic 718). ASU 2016-9 changed several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. The Company adopted ASU 2016-9 in the third quarter of 2016 and recognized a $0.8 million tax benefit in the Consolidated Statements of Operations over the third and fourth quarters of 2016. During 2018 and 2017, the Company recognized $1.1 million and $1.1 million, respectively, of tax benefit under this standard. In addition, the Company presented excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows using a retrospective transition method.

As a result of the adoption in 2016 of ASU No. 2014-1, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects," amortization of our low-income housing credit investment of $1.0 million, $0.7 million and $39,000 has been reflected as income tax expense for the years ended December 31, 2018, 2017 and 2016, respectively. The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2018 were $0.8 million, $1.0 million, $0.2 million, respectively. The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2017 were $0.6 million, $0.7 million and $0.3 million, respectively. The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2016 were $32,000, $39,000 and $67,000, respectively. The carrying value of the investment in affordable housing credits is $8.3 million and $9.3 million at December 31, 2018 and 2017, respectively, of which $3.2 million and $5.2 million, respectively, is unfunded.

The Company has no unrecognized income tax benefits or provisions due to uncertain income tax positions. The following are the major tax jurisdictions in which the Company operates and the earliest tax year, exclusive of the impact of the net operating loss carryforwards, subject to examination:

Jurisdiction	Tax Year
United States of America	2015
Florida	2015

On December 22, 2017 H.R. 1, also known as the Tax Cuts and Jobs Act ( the "Tax Reform Act), was enacted. As a result, the Company was required to revalue its existing net DTA on that date based on the future federal corporate tax rate of 21%. The DTA revaluation resulted in a one-time charge to income tax expense in the amount of $8.6 million. Prior to enactment of this legislation, the Company's net DTA was $34.0 million which was then revalued to the $25.4 million reflected in the table above. The tax charge was initially estimated by the Company and was permitted to be adjusted in future periods following evaluation of the effects, if any, of implementation guidance or regulations that may be issued by the Internal Revenue Service on the Company's initial analysis of the Tax Reform Act. Upon the filing of the Company's 2017 income tax return, a $0.2 million tax benefit was recorded in 2018 to true-up the initial estimate. No further adjustments related to the Tax Reform Act are expected.

In 2017, the Company early adopted ASU 2018-2, as discussed in Note A - Significant Accounting Policies, to adjust for the historical impact of the corporate tax rate change to accumulated other comprehensive income. The adjustment relates to changes in the deferred tax asset associated with mark to market adjustments on available for sale securities. The table below reflects the balances before and after the adjustment between accumulated other comprehensive income and retained earnings:

(In thousands)	Unadjusted as of December 31, 2017	Adjustment	Adjusted as of December 31, 2017
Retained Earnings	$29,208	$706	$29,914
Accumulated Other Comprehensive Income	(3,510)	(706)	(4,216)

Note M - Noninterest Income and Expenses

Details of noninterest income and expense are as follows:

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Noninterest Income
Service charges on deposit accounts	$11,198	$10,049	$9,669
Trust fees	4,183	3,705	3,433
Mortgage banking fees	4,682	6,449	5,864
Brokerage commissions and fees	1,732	1,352	2,044
Marine finance fees	1,398	910	673
Interchange income	12,335	10,583	9,227
BOLI Income	4,291	3,426	2,213
Other	10,826	6,756	4,304
	50,645	43,230	37,427
Gain on sale of Visa stock	—	15,153	—
Securities (losses) gains, net	(623)	86	368
Total Noninterest Income	$50,022	$58,469	$37,795

Noninterest Expenses
Salaries and wages	71,111	65,692	54,096
Employee benefits	12,945	11,732	9,903
Outsourced data processing costs	16,374	14,116	13,516
Telephone and data lines	2,481	2,291	2,108
Occupancy	13,394	13,290	13,122
Furniture and equipment	6,744	6,067	4,720
Marketing	5,085	4,784	3,633
Legal and professional fees	9,961	11,022	9,596
FDIC assessments	2,195	2,326	2,365
Amortization of intangibles	4,300	3,361	2,486
Foreclosed property expense and net loss (gain) on sale	461	(300)	44
Early redemption cost for Federal Home Loan Bank advances	—	—	1,777
Other	17,222	15,535	13,515
Total Noninterest Expenses	$162,273	$149,916	$130,881

Note N - Shareholders' Equity

Required Regulatory Capital

The Company is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by the regulators, which could have a direct material impact on the financial statements. These requirements involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated pursuant to regulatory guidance. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined).

At December 31, 2018 and 2017, the Company and Seacoast Bank, our wholly-owned banking subsidiary, were both considered "well capitalized" based on the applicable U.S. regulatory capital ratio requirements as reflected in the table below:

			Minimum to meet "Well Capitalized" Requirements			Minimum for Capital Adequacy Purpose(1)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Seacoast Banking Corporation
(Consolidated)

At December 31, 2018:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$744,687	14.43%	n/a		n/a	$412,754	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	712,144	13.80%	n/a		n/a	309,566	≥	6.00%
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	641,340	12.43%	n/a		n/a	232,174	≥	4.50%
Leverage Ratio (to adjusted average assets)	712,144	11.16%	n/a		n/a	255,167	≥	4.00%
At December 31, 2017:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$619,746	14.24%	n/a		n/a	$348,191	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	592,562	13.61%	n/a		n/a	261,143	≥	6.00%
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	523,832	12.04%	n/a		n/a	195,858	≥	4.50%
Leverage Ratio (to adjusted average assets)	592,562	10.68%	n/a		n/a	221,863	≥	4.00%

Seacoast National Bank
(A Wholly Owned Bank Subsidiary)
At December 31, 2018:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$701,093	13.60%	$515,607	≥	10.00%	$412,486	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	668,550	12.97%	412,486	≥	8.00%	309,364	≥	6.00%
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	668,550	12.97%	335,145	≥	6.50%	232,023	≥	4.50%
Leverage Ratio (to adjusted average assets)	668,550	10.49%	318,795	≥	5.00%	255,036	≥	4.00%
At December 31, 2017:				≥
Total Risk-Based Capital Ratio (to risk-weighted assets)	$565,149	13.04%	$433,475	≥	10.00%	$346,780	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	537,965	12.41%	346,780	≥	8.00%	260,085	≥	6.00%
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	537,965	12.41%	281,759	≥	6.50%	195,022	≥	4.50%
Leverage Ratio (to adjusted average assets)	537,965	9.72%	276,791	≥	5.00%	221,432	≥	4.00%

(1)Excludes the capital conservation buffer of 1.875% for 2018 and 1.250% for 2017, which if not exceeded may constrain dividends, equity repurchases and compensation.
n/a - not applicable

The Company has reserved 300,000 common shares for issuance in connection with an employee stock purchase plan and 1,000,000 common shares for issuance in connection with an employee profit sharing plan.

Holders of common stock are entitled to one vote per share on all matters presented to shareholders as provided in the Company’s Articles of Incorporation. The Company implemented a dividend reinvestment plan during 2007, issuing no shares from treasury stock under this plan during 2018 and 2017.

On February 21, 2017, the Company closed on its offering of 8.9 million shares of common stock, consisting of 2.7 million shares sold by the Company and 6.2 million shares sold by one of its shareholders. The Company received proceeds of $56.7 million less legal and professional fees of $1.1 million from the issuance of the 2.7 million shares of its common stock. The Company is using the net proceeds from the offering for general corporate purposes, including the acquisitions of GulfShore Bancshares, Inc., NorthStar Banking Corporation, and Palm Beach Community Bank in 2017, First Green Bancorp, Inc in 2018, and to support organic growth. Seacoast did not receive any proceeds from the sale of its shareholder's shares. Herbert Lurie, who is a member of our board of directors is a consulting Senior Adviser to Guggenheim Securities, LLC, an underwriter of this offering. Under his consulting agreement with Guggenheim, Mr. Lurie was entitled to receive customary compensation, including in connection with our offering of common stock. Mr. Lurie recused himself from board decisions regarding this offering.

Note O - Seacoast Banking Corporation of Florida (Parent Company Only) Financial Information

Balance Sheets

	December 31,
(In thousands)	2018	2017
Assets
Cash	$197	$1,154
Securities purchased under agreement to resell with subsidiary bank, maturing within 30 days	40,130	33,151
Investment in subsidiaries	897,683	711,973
Other assets	777	21,337
	$938,787	$767,615

Liabilities and Shareholders' Equity
Subordinated debt	$70,804	$70,521
Other liabilities	3,716	7,430
Shareholders' equity	864,267	689,664
	$938,787	$767,615

Statements of Income (Loss)

	Year Ended December 31,
(In thousands)	2018	2017	2016
Income
Interest/other	$484	$2,104	$352
Dividends from subsidiary Bank	—	—	—
Gain on sale of Visa Class B stock	—	15,153	—
	484	17,257	352

Interest expense	3,165	2,499	2,115
Other expenses	879	649	462
Income (loss) before income taxes and equity in undistributed income of subsidiaries	(3,560)	14,109	(2,225)
Income tax provision (benefit)	(747)	4,938	(801)

Income (loss) before equity in undistributed income of subsidiaries	(2,813)	9,171	(1,424)
Equity in undistributed income of subsidiaries	70,088	33,694	30,626
Net income	$67,275	$42,865	$29,202

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income	$67,275	$42,865	$29,202
Equity in undistributed income of subsidiaries	(70,088)	(33,694)	(30,626)
Gain on sale of Visa Class B stock	—	(15,153)	—
Net (increase) decrease in other assets	(10,045)	1,415	(12)
Net increase (decrease) in other liabilities	(3,431)	4,005	12
Net cash provided by (used in) operating activities	(16,289)	(562)	(1,424)

Cash flows from investing activities
Net cash paid for bank acquisition	(6,558)	(27,862)	(28,905)
Investment in unconsolidated subsidiary	—	—	(200)
Purchase of Visa Class B stock	—	(6,180)	—
Proceeds from sale of Visa Class B stock	21,333	—	—
(Increase) decrease in securities purchased under agreement to resell, maturing within 30 days, net	(421)	(20,475)	30,647
Net cash provided by (used in) investment activities	14,354	(54,517)	1,542

Cash flows from financing activities
Issuance of common stock, net of related expense	—	55,641	—
Stock based employment benefit plans	978	(56)	166
Net cash provided by financing activities	978	55,585	166

Net change in cash	(957)	506	284
Cash at beginning of year	1,154	648	364
Cash at end of year	$197	$1,154	$648

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,936	$2,205	$1,824

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, equipment, and commercial and residential real estate. Of the $982.7 million in commitments to extend credit outstanding at December 31, 2018, $438.6 million is secured by 1-4 family residential properties for individuals with approximately $92.4 million at fixed interest rates ranging from 3.24% to 6.50%.

Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. These instruments have fixed termination dates and most end without being drawn; therefore, they do not represent a significant liquidity risk. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting these commitments for which collateral is deemed necessary. The extent of collateral held for secured standby letters of credit at December 31, 2018 and 2017 amounted to $19.1 million and $26.4 million respectively.

Unfunded limited partner equity commitments at December 31, 2018 totaled $7.3 million that the Company has committed to small business investment companies under the SBIC Act to be used to provide capital to small businesses, and entities that provide low income housing tax credits.

Unfunded commitments for the Company as of:

	December 31,
(In thousands)	2018	2017
Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$982,739	$807,651

Standby letters of credit and financial guarantees written:
Secured	17,736	12,913
Unsecured	847	681

Unfunded limited partner equity commitment	7,252	10,914

Note Q - Fair Value

Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at December 31, 2018 and December 31, 2017 included:

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Measurements	Level 1	Level 2	Level 3
At December 31, 2018
Available for sale debt securities(1)	$865,831	$100	$865,731	$—
Loans held for sale(2)	11,873	—	11,873	—
Loans(3)	8,590	—	2,290	6,300
Other real estate owned(4)	12,802	—	297	12,505
Equity securities(5)	6,205	6,205	—	—

At December 31, 2017
Available for sale debt securities(1)(5)	$949,460	$100	$949,360	$—
Loans held for sale(2)	24,306	—	24,306	—
Loans(3)	4,192	—	3,454	738
Other real estate owned(4)	7,640	—	60	7,580
Equity securities(5)	6,344	6,344	—	—
(1)See Note D for further detail of fair value of individual investment categories.
(2)Recurring fair value basis determined using observable market data.
(3)See Note E. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write- downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC Topic 310.
(4)Fair value is measured on a nonrecurring basis in accordance with ASC Topic 360.
(5)Prior to adoption of ASU 2016-1 on January 1, 2018, an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities was classified as an available for sale security. Beginning in 2018, this security is reported at fair value in Other Assets. Fair value is determined based on market quotations.

Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on contractual terms of the loan in accordance with Company policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of December 31, 2018 and 2017. The aggregate fair value and contractual balance of loans held for sale as of December 31, 2018 and 2017 is as follows:

	December 31,
(In thousands)	2018	2017
Aggregate fair value	$11,873	$24,306
Contractual balance	11,562	23,627
Excess	311	679

Loans: Level 2 loans consist of impaired real estate loans which are collateral dependent. Fair value is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. Level 3 loans consist of commercial and commercial real estate impaired loans. For these loans evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At December 31, 2018 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.6%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value totaled $8.6 million with a specific reserve of $2.7 million at December 31, 2018, compared to $4.2 million with a specific reserve of $2.4 million at December 31, 2017.

For loans classified as level 3, the changes included additions of $9.4 million related to loans that became impaired during the twelve months ended December 31, 2018, offset by paydowns, chargeoffs and changes in specific reserves of $3.8 million in 2018.

Other real estate owned: When appraisals are used to determine fair value and the appraisals are based on a market approach, the fair value of other real estate owned ("OREO") is classified as level 2. When the fair value of OREO is based on appraisals which require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows, the fair value of OREO is classified as Level 3.

For OREO classified as level 3 during the twelve months ended December 31, 2018, changes included the addition of foreclosed loans of $0.3 million and acquired branches taken out of service of $8.4 million offset by reductions primarily consisting of sales of $5.9 million.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's monthly and/or quarter valuation process. There were no such transfers during the twelve months ended December 31, 2018 and 2017.

The carrying amount and fair value of the Company's other significant financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of December 31, 2018 and December 31, 2017 is as follows:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
At December 31, 2018
Financial Assets
Debt securities held to maturity (1)	$357,949	$—	$349,895	$—
Time deposits with other banks	8,243	—	—	8,132
Loans, net	4,784,201	—	—	4,835,248
Financial Liabilities
Deposits	5,177,240	—	—	5,172,098
Federal Home Loan Bank (FHLB) borrowings	380,000	—	—	380,027
Subordinated debt	70,804	—	61,224	—

At December 31, 2017
Financial Assets
Debt securities held to maturity (1)	$416,863	$—	$414,470	$—
Time deposits with other banks	12,553	—	—	12,493
Loans, net	3,786,063	—	—	3,760,754
Financial Liabilities
Deposits	4,592,720	—	—	4,588,515
Federal Home Loan Bank (FHLB) borrowings	211,000	—	—	211,000
Subordinated debt	70,521	—	61,530	—
 (1)See Note D for further detail of recurring fair value basis of individual investment categories.

The short maturity of Seacoast’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest bearing deposits with other banks, FHLB borrowings, and securities sold under agreement to repurchase, maturing within 30 days.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31, 2018 and December 31, 2017:

Debt securities: U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. Other securities are reported at fair value utilizing Level 2 inputs. The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available.

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

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, etc. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of loans is calculated by discounting scheduled cash flows through the estimated life including prepayment considerations, using estimated market discount rates that reflect the risks inherent in the loan. Prior to adoption of ASU 2016-1 on January 1, 2018, the estimated fair value of the loan portfolio utilized an "entrance price" approach. Beginning in 2018, the fair value approach considers market-driven variables including credit related factors and reflects an "exit price" as defined in ASC Topic 820.

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

In 2018, 2017, and 2016, options and warrants to purchase 483,000, 274,000, and 131,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	For the Year Ended December 31
(In thousands, except per share data)	2018	2017	2016
Basic earnings per share
Net Income	$67,275	$42,865	$29,202
Total weighted average common stock outstanding	47,969	42,613	36,872
Net income per share	$1.40	$1.01	$0.79

Diluted earnings per share
Net Income	$67,275	$42,865	$29,202

Total weighted average common stock outstanding	47,969	42,613	36,872
Add: Dilutive effect of employee restricted stock and stock options (See Note J)	779	737	636
Total weighted average diluted stock outstanding	48,748	43,350	37,508
Net income per share	$1.38	$0.99	$0.78

Note S - Business Combinations

Acquisition of GulfShore Bancshares, Inc.

On April 7, 2017, the Company completed its acquisition of GulfShore Bancshares, Inc. ("GulfShore"), the parent company of GulfShore Bank. Simultaneously, upon completion of the merger, GulfShore’s wholly owned subsidiary bank, GulfShore Bank, was merged with and into Seacoast Bank. GulfShore, headquartered in Tampa, Florida, operated 3 branches in Tampa and St. Petersburg. This acquisition added $357.6 million in total assets, $250.9 million in loans and $285.4 million in deposits to Seacoast. As a result of this acquisition the Company enhanced its presence in the Tampa, Florida market, expanded its customer base and leveraged operating cost through economies of scale, and positively affected the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

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

(In thousands)	April 7, 2017
Assets:
Cash	$38,267
Time deposits with other banks	17,273
Investment securities	316
Loans, net	250,876
Fixed assets	1,307
Other real estate owned	13
Core deposit intangibles	3,927
Goodwill	37,098
Other assets	8,572
Total assets	$357,649

Liabilities:
Deposits	$285,350
Other liabilities	1,382
Total liabilities	$286,732

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

Acquisition of NorthStar Banking Corporation

On October 20, 2017, the Company completed its acquisition of NorthStar Banking Corporation (“NorthStar”). Simultaneously, upon completion of the merger of NorthStar with and into the Company, NorthStar’s wholly owned subsidiary bank, NorthStar Bank, was merged with and into Seacoast Bank. NorthStar, headquartered in Tampa, Florida, operated three branches in Tampa, of which all have been retained as Seacoast locations. This acquisition added $216.3 million in total assets, $136.8 million in loans and $182.4 million in deposits to Seacoast.

As a result of this acquisition the Company enhanced its presence in the Tampa, Florida market, expanded its customer base and leveraged operating cost through economies of scale, and positively affected the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The Company acquired 100% of the outstanding common stock of NorthStar. Under the terms of the definitive agreement, NorthStar shareholders received, for each share of NorthStar common stock, the combination of $2.40 in cash and 0.5605 shares of Seacoast common stock (based on Seacoast’s closing price of $24.92 per share on October 20, 2017).

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

The acquisition was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $12.3 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The adjustments reflected in the table below are the result of information obtained subsequent to the initial measurement.

(In thousands)	Initially Measured October 20, 2017	Measurement Period Adjustments	As Adjusted October 20, 2017
Assets:
Cash	$5,485	$—	$5,485
Investment securities	56,123	—	56,123
Loans, net	136,832	—	136,832
Fixed assets	2,637	—	2,637
Core deposit intangibles	1,275	—	1,275
Goodwill	12,404	(99)	12,305
Other assets	1,522	99	1,621
Total assets	$216,278	$—	$216,278

Liabilities:
Deposits	$182,443	$—	$182,443
Other liabilities	980	—	980
Total liabilities	$183,423	$—	$183,423

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

(In thousands)	October 20, 2017
Contractually required principal and interest	$5,596
Non-accretable difference	(689)
Cash flows expected to be collected	4,907
Accretable yield	(614)
Total purchased credit-impaired loans acquired	$4,293

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

Acquisition of Palm Beach Community Bank

On November 3, 2017, the Company completed its acquisition of Palm Beach Community Bank (“PBCB”). PBCB was merged with and into Seacoast Bank. This acquisition added $357.0 million in total assets, $270.3 million in loans and $268.6 million in deposits to Seacoast. PBCB, headquartered in West Palm Beach, Florida, operated four branches in West Palm Beach.

As a result of this acquisition the Company enhanced its presence in the Palm Beach, Florida market, expanded its customer base and leveraged operating cost through economies of scale, and positively affected the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

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

The acquisition was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $34.5 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The adjustments reflected in the table below are the result of information obtained subsequent to the initial measurement.

(In thousands)	Initially Measured November 3, 2017	Measurement Period Adjustments	As Adjusted November 3, 2017
Assets:
Cash	$9,301	$—	$9,301
Investment securities	22,098	—	22,098
Loans, net	272,090	(1,772)	270,318
Fixed assets	7,641	—	7,641
Core deposit intangibles	2,523	—	2,523
Goodwill	33,428	1,076	34,504
Other assets	9,909	696	10,605
Total assets	$356,990	$—	$356,990

Liabilities:
Deposits	$268,633	$—	$268,633
Other liabilities	16,351	—	16,351
Total liabilities	$284,984	$—	$284,984

The table below presents information with respect to the fair value of acquired loans, as well as their Book Balance at acquisition date.

	November 3, 2017
(In thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$30,153	$30,990
Commercial real estate	134,705	132,089
Construction/development/land	69,686	67,425
Commercial loans	36,076	35,876
Consumer and other loans	179	172
Purchased Credit Impaired	4,768	3,766
Total acquired loans	$275,567	$270,318

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

(In thousands)	November 3, 2017
Contractually required principal and interest	$4,768
Non-accretable difference	(1,002)
Cash flows expected to be collected	3,766
Accretable yield	—
Total purchased credit-impaired loans acquired	$3,766

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

Acquisition of First Green Bancorp, Inc.

On October 19, 2018, the Company completed its acquisition of First Green Bancorp, Inc ("First Green"). Simultaneously, upon completion of the merger of First Green with and into the Company, First Green's wholly owned subsidiary bank, First Green Bank, was merged with and into Seacoast Bank. Prior to the acquisition, First Green operated seven branches in the Orlando, Daytona, and Fort Lauderdale markets.

As a result of this acquisition the Company expects to enhance its presence in the Orlando, Daytona and Fort Lauderdale, Florida markets, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The Company acquired 100% of the outstanding common stock of First Green. Under the terms of the definitive agreement, each share of First Green common stock was converted into the right to receive 0.7324 shares of Seacoast common stock.

(In thousands, except per share data)	October 19, 2018
Number of First Green common shares outstanding	5,462
Per share exchange ratio	0.7324
Number of shares of common stock issued	4,000

Multiplied by common stock price per share on October 19, 2018	$26.87
Value of common stock issued	107,486
Cash paid for First Green vested stock options	6,558

Total purchase price	$114,044

The acquisition of First Green was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $56.2 million for this acquisition that is nondeductible for tax purposes. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values are known. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.

(In thousands)	October 19, 2018
Assets:
Cash	$29,434
Investment securities	32,145
Loans, net	631,497
Fixed assets	16,828
Other real estate owned	410
Core deposit intangibles	10,170
Goodwill	56,198
Other assets	40,669
Total assets	$817,351

Liabilities:
Deposits	$624,289
Other liabilities	79,018
Total liabilities	$703,307

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	October 19, 2018
(In thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$101,674	$101,119
Commercial real estate	437,767	406,613
Construction/development/land	61,195	58,385
Commercial loans	56,288	54,973
Consumer and other loans	9,156	8,942
Purchased credit-impaired	2,136	1,465
Total acquired loans	$668,216	$631,497

For the loans acquired we first segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we considered to identify loans as PCI loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as TDR, graded “special mention” or “substandard.” These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of October 19, 2018 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(In thousands)	October 19, 2018
Contractually required principal and interest	$2,136
Non-accretable difference	(671)
Cash flows expected to be collected	1,465
Accretable yield	—
Total purchased credit-impaired loans acquired	$1,465

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

Acquisition Costs

Acquisition costs included in the Company’s income statement for the years ended December 31, 2018, 2017 and 2016 are $9.7 million, $12.9 million, and $9.0 million, respectively.

Pro-Forma Information

Pro-forma data as of 2018 and 2017 present information as if the acquisitions of GulfShore, NorthStar, PBCB, and First Green occurred at the beginning of 2017:

	Twelve Months Ended December 31,
(In thousands, except per share data)	2018	2017
Net interest income	$238,498	$223,508
Net income available to common shareholders	82,307	62,188
EPS - basic	$1.61	$1.24
EPS - diluted	$1.58	$1.22

.