Form 10-Q
period 2019-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2019-05-07
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR

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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SBCF	Nasdaq Global Select Market

Common Stock, $0.10 Par Value – 51,413,988 shares as of March 31, 2019

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Interest and fees on loans	$62,287	$45,257
Interest and dividends on securities	9,270	9,604
Interest on interest bearing deposits and other investments	918	616
Total Interest Income	72,475	55,477

Interest on deposits	3,873	1,538
Interest on time certificates	4,959	2,179
Interest on borrowed money	2,869	1,998
Total Interest Expense	11,701	5,715

Net Interest Income	60,774	49,762

Provision for loan losses	1,397	1,085

Net Interest Income after Provision for Loan Losses	59,377	48,677

Noninterest income
Other income	12,845	12,398
Securities losses, net	(9)	(102)
Total Noninterest Income (Note I)	12,836	12,296

Total Noninterest Expenses (Note I)	43,099	37,164
Income Before Income Taxes	29,114	23,809

Provision for income taxes	6,409	5,782
Net Income	$22,705	$18,027

Share Data
Net income per share of common stock
Diluted	$0.44	$0.38
Basic	0.44	0.38
Average common shares outstanding
Diluted	52,039	47,688
Basic	51,359	46,952
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Net Income	$22,705	$18,027
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	12,676	(11,022)
Reclassification of unrealized losses on securities transferred to available for sale upon adoption of new accounting pronouncement	(730)	—
Amortization of unrealized losses on securities transferred to held to maturity, net	71	115
Reclassification adjustment for losses included in net income	87	—
(Provision) benefit for income taxes	(3,261)	2,898
Total other comprehensive income (loss)	8,843	(8,009)
Comprehensive Income	$31,548	$10,018
  See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORTATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$98,270	$92,242
Interest bearing deposits with other banks	105,741	23,709
Total cash and cash equivalents	204,011	115,951

Time deposits with other banks	8,174	8,243

Debt securities:
Securities available for sale (at fair value)	877,549	865,831
Securities held to maturity (fair value $291,340 at March 31, 2019 and $349,895 at December 31, 2018)	295,485	357,949
Total debt securities	1,173,034	1,223,780

Loans held for sale (at fair value)	13,900	11,873

Loans	4,828,441	4,825,214
Less: Allowance for loan losses	(32,822)	(32,423)
Loans, net of allowance for loan losses	4,795,619	4,792,791

Bank premises and equipment, net	70,412	71,024
Other real estate owned	11,921	12,802
Goodwill	205,260	204,753
Other intangible assets, net	23,959	25,977
Bank owned life insurance	124,306	123,394
Net deferred tax assets	24,647	28,954
Other assets	128,146	128,117
Total Assets	$6,783,389	$6,747,659

Liabilities
Deposits	$5,605,578	$5,177,240
Securities sold under agreements to repurchase, maturing within 30 days	148,005	214,323
Federal Home Loan Bank (FHLB) borrowings	3,000	380,000
Subordinated debt	70,874	70,804
Other liabilities	59,508	41,025
Total Liabilities	5,886,965	5,883,392

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 51,621,160 and outstanding 51,413,988 shares at March 31, 2019, and authorized 120,000,000, issued 51,514,734 and outstanding 51,361,079 shares at December 31, 2018	5,141	5,136
Other shareholders' equity	891,283	859,131
Total Shareholders' Equity	896,424	864,267
Total Liabilities and Shareholders' Equity	$6,783,389	$6,747,659
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$22,705	$18,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,669	1,568
Amortization of premiums and discounts on securities, net	625	742
Amortization of operating lease right-of-use assets	1,025	—
Other amortization and accretion, net	(810)	(406)
Stock based compensation	2,129	1,454
Origination of loans designated for sale	(54,034)	(78,156)
Sale of loans designated for sale	54,813	83,459
Provision for loan losses	1,397	1,085
Deferred income taxes	1,216	4,707
Losses on sale of securities	87	—
Gains on sale of loans	(1,819)	(1,884)
Gains on sale and write-downs of other real estate owned	(187)	1
Losses on disposition of fixed assets	(208)	(4)
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease in other assets	2,069	2,234
Net decrease in other liabilities	(10,594)	(273)
Net cash provided by operating activities	20,083	32,554

Cash Flows from Investing Activities
Maturities and repayments of debt securities available for sale	18,261	27,296
Maturities and repayments of debt securities held to maturity	8,830	16,085
Proceeds from sale of debt securities available for sale	35,048	—
Purchases of debt securities available for sale	—	(72,311)
Maturities of time deposits with other banks	69	—
Net new loans and principal repayments	(3,141)	(84,063)
Proceeds from sale of other real estate owned	1,572	3,300
Proceeds from sale of FHLB and Federal Reserve Bank Stock	22,057	10,540
Purchase of FHLB and Federal Reserve Bank Stock	(9,749)	(13,027)
Proceeds from sale of Visa Class B stock	—	21,333
Redemption of bank owned life insurance	12,378	4,232
Additions to bank premises and equipment	(849)	(1,288)
Net cash provided by (used in) investing activities	84,476	(87,903)
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash Flows from Financing Activities
Net increase in deposits	$428,338	$126,823
Net decrease in federal funds purchased and repurchase agreements	(66,318)	(42,845)
Net decrease in FHLB borrowings	(377,000)	(3,000)
Stock based employee benefit plans	(1,519)	726
Dividends paid	—	—
Net cash (used in) provided by financing activities	(16,499)	81,704
Net increase in cash and cash equivalents	88,060	26,355
Cash and cash equivalents at beginning of period	115,951	109,504
Cash and cash equivalents at end of period	$204,011	$135,859

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,422	$5,533
Cash paid during the period for taxes	—	1,200
Initial recognition of operating lease right-of-use assets	29,077	—
Initial recognition of operating lease liabilities	33,403	—

Supplemental disclosure of non cash investing activities:
Transfer of debt securities from held to maturity to available for sale	$52,796	$—
Transfers from loans to other real estate owned	430	3,919
Transfers from bank premises to other real estate owned	—	2,030
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss), Net	Total
Balance at December 31, 2017	46,918	$4,693	$661,632	$29,913	$(2,359)	$(4,216)	$689,663
Comprehensive income	—	—	—	18,027	—	(8,009)	10,018
Reclassification of unrealized losses on equity investment upon adoption of new accounting pronouncement	—	—	—	(115)	—	115	—
Stock based compensation expense	—	—	1,455	—	—	—	1,455
Common stock issued for stock based employee benefit plans	3	—	(2)	—	80	—	78
Common stock issued for stock options	62	5	642	—	—	—	647
Three months ended March 31, 2018	65	5	2,095	17,912	80	(7,894)	12,198
Balance at March 31, 2018	46,983	$4,698	$663,727	$47,825	$(2,279)	$(12,110)	$701,861

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss), Net	Total
Balance at December 31, 2018	51,361	$5,136	$778,501	$97,074	$(3,384)	$(13,060)	$864,267
Comprehensive income	—	—	—	22,705	—	8,843	31,548
Stock based compensation expense	—	—	2,129	—	—	—	2,129
Common stock issued for stock based employee benefit plans	49	5	(14)	—	(1,575)	—	(1,584)
Common stock issued for stock options	4	—	64	—	—	—	64
Three months ended March 31, 2019	53	5	2,179	22,705	(1,575)	8,843	32,157
Balance at March 31, 2019	51,414	$5,141	$780,680	$119,779	$(4,959)	$(4,217)	$896,424

 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of Seacoast Banking Corporation of Florida and its subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Adoption of new accounting pronouncements: On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases”, and all the related amendments (collectively, Accounting Standards Codification “ASC” Topic 842) through a cumulative-effect adjustment.

The new guidance requires a lessee to recognize at the transition date right-of-use assets ("ROUA") and lease liabilities for all operating leases. Upon adoption, the Company recognized ROUAs of $29 million and lease liabilities of $33 million. Operating lease liabilities are measured based on the present value of lease payments over the lease term. At the transition date, ROUA was determined by adjusting lease liabilities for the carrying balances of deferred rent under ASC Topic 840 Leases, cease-use liabilities under ASC Topic 420 Exit or Disposal Cost Obligations, and assets and liabilities recognized under ASC Topic 805 Business Combinations for acquired operating leases, which aggregated to $4 million.

We determine if an arrangement is a lease at the inception of a lease. ROUAs represent our right to use the underlying asset and lease liabilities represent our obligation to make lease payments for the lease term. Operating lease ROUAs and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the appropriate term and information available at commencement date in determining the present value of lease payments. The lease term may include options to extend the lease when it is reasonably certain that we will exercise that option. ROUAs and operating lease liabilities are reported in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheet. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company elected certain practical expedients offered by the FASB for all classes of leased assets. As a result, the Company has not reassessed whether existing contracts are or contain leases, nor has the Company reassessed the classification of existing leases. The Company elected not to separate lease and non-lease components and instead accounts for them as a single lease component. The Company also elected to exclude short-term leases from the recognition of right-of-use assets and lease liabilities. Therefore, if the lease term is equal to or less than twelve months (including the renewal options that we are reasonably certain to exercise) and we are not reasonably certain to exercise any available purchase options in the lease, we do not apply the new lease accounting guidance for those leases. The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets.
On January 1, 2019, we adopted ASU 2017-12 “Derivatives and Hedging" (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Upon adoption, we reclassified certain debt securities from held to maturity to available for sale. The following table summarizes the impact:

	January 1, 2019
(In thousands)	Amortized Cost	Net Unrealized Gain (Loss) Reflected in OCI	Fair Value
Private mortgage-backed securities and collateralized mortgage obligations	$21,526	$147	$21,673
Collateralized loan obligations	32,000	(877)	31,123
Totals	$53,526	$(730)	$52,796
Use of Estimates: The preparation of these condensed consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Specific areas, among others, requiring the application of management’s estimates include determination of the allowance for loan losses, acquisition accounting and purchased loans, intangible assets and impairment testing, other fair value adjustments, other than temporary impairment of securities, income taxes and realization of deferred tax assets and contingent liabilities.

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

Effect on the Consolidated Financial Statements
The Company's transition oversight committee is in the process of validating the credit loss estimation models and related processes. Updates to business processes and the documentation of accounting policy decisions are ongoing. The Company may recognize an increase in the allowance for credit losses upon adoption, recorded as a one-time cumulative adjustment to retained earnings. However, the magnitude of the impact on the Company's consolidated financial statements has not yet been determined. The Company will adopt this accounting standard effective January 1, 2020.

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

Note C – Earnings per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

For the three months ended March 31, 2019, options to purchase 487,000 shares were antidilutive and accordingly were excluded in the computation of diluted earnings per share, compared to 274,000 shares for the three months ended March 31, 2018.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018
Basic earnings per share
Net income	$22,705	$18,027
Average common shares outstanding	51,359	46,952
Net income per share	$0.44	$0.38

Diluted earnings per share
Net income	$22,705	$18,027
Average common shares outstanding	51,359	46,952
Add: Dilutive effect of employee restricted stock and stock options	680	736
Average diluted shares outstanding	52,039	47,688
Net income per share	$0.44	$0.38

Note D – Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$6,296	$105	$(4)	$6,397
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	528,404	1,777	(6,228)	523,953
Private mortgage-backed securities and collateralized mortgage obligations	67,206	968	(239)	67,935
Collateralized loan obligations	243,546	2	(1,809)	241,739
Obligations of state and political subdivisions	37,105	621	(201)	37,525
Totals	$882,557	$3,473	$(8,481)	$877,549

Debt securities held to maturity
Mortgage-backed securities of U.S. Government Sponsored Entities	$295,485	$356	$(4,501)	$291,340
Totals	$295,485	$356	$(4,501)	$291,340

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$7,200	$106	$(6)	$7,300
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	567,753	300	(14,047)	554,006
Private mortgage-backed securities and collateralized mortgage obligations	55,569	560	(401)	55,728
Collateralized loan obligations	212,807	1	(3,442)	209,366
Obligations of state and political subdivisions	39,543	339	(451)	39,431
Totals	$882,872	$1,306	$(18,347)	$865,831

Debt securities held to maturity
Mortgage-backed securities of U.S. Government Sponsored Entities	$304,423	$—	$(7,324)	$297,099
Private mortgage-backed securities and collateralized mortgage obligations	21,526	277	(130)	21,673
Collateralized loan obligations	32,000	—	(877)	31,123
Totals	$357,949	$277	$(8,331)	$349,895

Proceeds from sales of securities during the three months ended March 31, 2019 were $35.0 million, with gross gains of $0.2 million and gross losses of $0.3 million, which are included in "Securities losses, net" for the three months ended March 31, 2019.

Also included in “Securities losses, net” for the three months ended March 31, 2019 is an increase of $0.1 million, representing the change in the value of an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities.

There were no sales of securities during the three month period ended March 31, 2018. Included in “Securities losses, net” for the three month period ended March 31, 2018, is a $0.1 million decline in the value of the CRA-qualified mutual fund investment.

On January 1, 2019, the Company adopted ASU 2017-12 and subsequently transferred held to maturity debt securities with an amortized cost basis of $53.5 million to available for sale. Those securities had unrealized losses of $0.7 million that was recorded in other comprehensive income on the date of transfer.

At March 31, 2019, debt securities with a fair value of $122.3 million were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Debt securities with a fair value of $148.0 million were pledged as collateral for repurchase agreements.

The amortized cost and fair value of debt securities held to maturity and available for sale at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$11,288	$11,268
Due after one year through five years	—	—	102,835	102,588
Due after five years through ten years	—	—	169,369	168,212
Due after ten years	—	—	3,455	3,593
	—	—	286,947	285,661
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	295,485	291,340	528,404	523,953
Private mortgage-backed securities and collateralized mortgage obligations	—	—	67,206	67,935
Totals	$295,485	$291,340	$882,557	$877,549

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the fair value of debt securities with unrealized losses and the period of time for which these losses were outstanding at March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$—	—	$545	$(4)	$545	$(4)
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	80,889	(512)	496,722	(10,217)	577,611	(10,729)
Private mortgage-backed securities and collateralized mortgage obligations	20,061	(230)	2,038	(9)	22,099	(239)
Collateralized loan obligations	238,777	(1,809)	—	—	238,777	(1,809)
Obligations of state and political subdivisions	—	—	12,966	(201)	12,966	(201)
Totals	$339,727	$(2,551)	$512,271	$(10,431)	$851,998	$(12,982)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$99	$(1)	$642	$(5)	$741	$(6)
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	200,184	(2,235)	623,420	(19,136)	823,604	(21,371)
Private mortgage-backed securities and collateralized mortgage obligations	20,071	(344)	12,739	(187)	32,810	(531)
Collateralized loan obligations	238,894	(4,319)	—	—	238,894	(4,319)
Obligations of state and political subdivisions	19,175	(241)	9,553	(210)	28,728	(451)
Totals	$478,423	$(7,140)	$646,354	$(19,538)	$1,124,777	$(26,678)

The two tables above include debt securities held to maturity that were transferred from available for sale into held to maturity during 2014. Those securities had unrealized losses of $3.1 million at the date of transfer, and at March 31, 2019, the unamortized balance was $0.6 million.

At March 31, 2019, the Company had $10.7 million of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of government sponsored entities having a fair value of $577.6 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these mitigating factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2019, the Company had unrealized losses of $1.8 million on collateralized loan obligations with a fair value of $238.8 million. The collateral for these securities is first lien senior secured corporate debt. The Company holds senior tranches rated credit A or higher. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2019, the Company does not intend to sell debt securities that are in an unrealized loss position and it is not more than likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at March 31, 2019.

Included in other assets at March 31, 2019 is $30.9 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Also included in other assets is a $6.3 million investment in a mutual fund carried at fair value.

The Company holds 11,330 shares of Visa Class B stock, which following resolution of Visa litigation will be converted to Visa Class A shares. Under the current conversion ratio that became effective June 28, 2018, the Company would receive 1.6298 shares of Class A stock for each share of Class B stock for a total of 18,466 shares of Visa Class A stock. Our ownership of Visa stock is related to prior ownership in Visa's network, while Visa operated as a cooperative. This ownership is recorded on our financial records at zero basis.

Note E – Loans

Information pertaining to portfolio loans, purchased credit impaired (“PCI”) loans, and purchased unimpaired loans (“PUL”) is as follows:

	March 31, 2019
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$308,846	$153	$108,566	$417,565
Commercial real estate	1,478,955	10,393	673,069	2,162,417
Residential real estate	1,077,523	2,575	249,068	1,329,166
Commercial and financial	606,179	667	106,033	712,879
Consumer	195,719	—	10,695	206,414
Totals[1]	$3,667,222	$13,788	$1,147,431	$4,828,441

	December 31, 2018
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$301,473	$151	$141,944	$443,568
Commercial real estate	1,437,989	10,828	683,249	2,132,066
Residential real estate	1,055,525	2,718	266,134	1,324,377
Commercial and financial	603,057	737	118,528	722,322
Consumer	190,207	—	12,674	202,881
Totals[1]	$3,588,251	$14,434	$1,222,529	$4,825,214

[1]Net loan balances as of March 31, 2019 and December 31, 2018 include deferred costs of $17.8 million and $16.9 million for each period, respectively.

 The following tables present the contractual delinquency of the recorded investment by class of loans as of:

	March 31, 2019
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total Financing Receivables
Portfolio Loans
Construction and land development	$308,819	$—	$—	$—	$27	$308,846
Commercial real estate	1,471,607	1,016	709	255	5,368	1,478,955
Residential real estate	1,068,869	612	65	—	7,977	1,077,523
Commercial and financial	599,068	3,724	1,350	81	1,956	606,179
Consumer	194,672	529	423	—	95	195,719
Total Portfolio Loans	3,643,035	5,881	2,547	336	15,423	3,667,222

Purchased Unimpaired Loans
Construction and land development	108,566	—	—	—	—	108,566
Commercial real estate	671,195	536	—	—	1,338	673,069
Residential real estate	246,583	1,288	—	428	769	249,068
Commercial and financial	104,229	—	—	—	1,804	106,033
Consumer	10,664	—	—	—	31	10,695
Total PULs	1,141,237	1,824	—	428	3,942	1,147,431

Purchased Credit Impaired Loans
Construction and land development	138	—	—	—	15	153
Commercial real estate	9,395	—	—	—	998	10,393
Residential real estate	558	—	—	—	2,017	2,575
Commercial and financial	649	—	—	—	18	667
Consumer	—	—	—	—	—	—
Total PCI Loans	10,740	—	—	—	3,048	13,788

Total Loans	$4,795,012	$7,705	$2,547	$764	$22,413	$4,828,441

	December 31, 2018
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total Financing Receivables
Portfolio Loans
Construction and land development	$301,348	$97	$—	$—	$28	$301,473
Commercial real estate	1,427,413	3,852	97	141	6,486	1,437,989
Residential real estate	1,044,375	2,524	525	295	7,806	1,055,525
Commercial and financial	594,930	5,186	1,661	—	1,280	603,057
Consumer	189,061	637	326	—	183	190,207
Total Portfolio Loans	3,557,127	12,296	2,609	436	15,783	3,588,251

Purchased Unimpaired Loans
Construction and land development	140,013	1,931	—	—	—	141,944
Commercial real estate	680,060	1,846	—	—	1,343	683,249
Residential real estate	260,781	1,523	—	90	3,740	266,134
Commercial and financial	116,173	342	—	—	2,013	118,528
Consumer	12,643	—	31	—	—	12,674
Total PULs	1,209,670	5,642	31	90	7,096	1,222,529

Purchased Credit Impaired Loans
Construction and land development	135	—	—	—	16	151
Commercial real estate	8,403	1,034	—	—	1,391	10,828
Residential real estate	556	—	—	—	2,162	2,718
Commercial and financial	74	635	—	—	28	737
Consumer	—	—	—	—	—	—
Total PCI Loans	9,168	1,669	—	—	3,597	14,434

Total Loans	$4,775,965	$19,607	$2,640	$526	$26,476	$4,825,214

The Company's Credit Risk Management also utilizes an internal asset classification system as a means of identifying problem and potential problem loans. The following classifications are used to categorize loans under the internal classification system:

•	Pass: Loans that are not problem loans or potential problem loans are considered to be pass-rated.

•
Special Mention: Loans that do not currently expose the Company to sufficient risk to warrant classification in the Substandard or Doubtful categories, but possess weaknesses that deserve management's close attention are deemed to be Special Mention.

•	Substandard: Loans with the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•
Doubtful: Loans that have all the weaknesses inherent in those classified Substandard with the added characteristic that the weakness present makes collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The principal balance of loans classified as doubtful are likely to be charged off.

Risk ratings on commercial lending facilities are re-evaluated during the annual review process at a minimum, based on the size of the aggregate exposure, and/or when there is a credit action of the existing credit exposure. The following tables present the risk category of loans by class based on the most recent analysis performed as of:

	March 31, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Construction and land development	$406,010	$11,262	$293	$—	$417,565
Commercial real estate	2,080,415	57,732	24,270	—	2,162,417
Residential real estate	1,304,847	3,953	20,366	—	1,329,166
Commercial and financial	696,837	9,013	7,029	—	712,879
Consumer	202,187	3,150	1,077	—	206,414
Totals	$4,690,296	$85,110	$53,035	$—	$4,828,441

	December 31, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Construction and land development	$428,044	$10,429	$5,095	$—	$443,568
Commercial real estate	2,063,589	41,429	27,048	—	2,132,066
Residential real estate	1,296,634	3,654	24,089	—	1,324,377
Commercial and financial	707,663	8,387	6,247	25	722,322
Consumer	198,367	3,397	1,117	—	202,881
Totals	$4,694,297	$67,296	$63,596	$25	$4,825,214

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

The table below summarizes the changes in accretable yield on PCI loans for the periods ended:

	Three Months Ended March 31,
(In thousands)	2019	2018
Beginning balance	$2,924	$3,699
Additions	—	—
Deletions	—	(43)
Accretion	(776)	(443)
Reclassification from non-accretable difference	460	339
Ending balance	$2,608	$3,552

Troubled Debt Restructured Loans

The Company’s Troubled Debt Restructuring (“TDR”) concessions granted to certain borrowers generally do not include forgiveness of principal balances, but may include interest rate reductions, an extension of the amortization period and/or converting the loan to interest only for a limited period of time. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructured agreements. Most loans prior to modification were classified as impaired and the allowance for loan losses is determined in accordance with Company policy.

During the three months ended March 31, 2019, two loans were modified in a TDR totaling $2.0 million. There were no loans modified in a TDR during the three months ended March 31, 2018. No accruing loans that were restructured within the twelve months preceding March 31, 2019 defaulted during the twelve months ended March 31, 2019.The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and a specific allowance for loan loss is assigned in accordance with the Company’s policy.

Impaired Loans

Loans are considered impaired if they are 90 days or more past due, in nonaccrual status, or are TDRs. As of March 31, 2019 and December 31, 2018, the Company’s recorded investment in impaired loans, excluding PCI loans, the unpaid principal balance and related valuation allowance was as follows:

	March 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$15	$221	$—
Commercial real estate	5,136	6,406	—
Residential real estate	10,294	14,873	—
Commercial and financial	2,036	3,103	—
Consumer	146	158	—
Impaired Loans with an Allowance Recorded:
Construction and land development	183	197	20
Commercial real estate	9,624	12,791	353
Residential real estate	5,688	5,820	577
Commercial and financial	2,024	2,020	1,329
Consumer	256	268	91
Total Impaired Loans
Construction and land development	198	418	20
Commercial real estate	14,760	19,197	353
Residential real estate	15,982	20,693	577
Commercial and financial	4,060	5,123	1,329
Consumer	402	426	91
Totals	$35,402	$45,857	$2,370

	December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$15	$229	$—
Commercial real estate	3,852	5,138	—
Residential real estate	13,510	18,111	—
Commercial and financial	1,191	1,414	—
Consumer	280	291	—
Impaired Loans with an Allowance Recorded:
Construction and land development	196	211	22
Commercial real estate	9,786	12,967	369
Residential real estate	5,537	5,664	805
Commercial and financial	2,131	2,309	1,498
Consumer	202	211	34
Total Impaired Loans
Construction and land development	211	440	22
Commercial real estate	13,638	18,105	369
Residential real estate	19,047	23,775	805
Commercial and financial	3,322	3,723	1,498
Consumer	482	502	34
Totals	$36,700	$46,545	$2,728

Impaired loans also include TDRs where concessions have been granted to borrowers who have experienced financial difficulty. At March 31, 2019 and at December 31, 2018, accruing TDRs totaled $14.9 million and $13.3 million, respectively.

Average impaired loans for the three months ended March 31, 2019 and 2018 were $36.3 million and $31.1 million, respectively. The impaired loans were measured for impairment based on the value of underlying collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. The valuation allowance is included in the allowance for loan losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions in principal. For the three months ended March 31, 2019, and 2018, the Company recorded interest income on impaired loans of $0.4 million and $0.4 million, respectively.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, interest income represents the change in present value attributable to the passage of time, and totaled $35,000 and $88,000, for the three months ended March 31, 2019 and 2018, respectively.

Note F – Allowance for Loan Losses

Activity in the allowance for loan losses for the three month periods ended March 31, 2019 and 2018 is summarized as follows:

	Three Months Ended March 31, 2019
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$2,233	$83	$—	$4	$—	$2,320
Commercial real estate	11,112	625	(16)	47	(15)	11,753
Residential real estate	7,775	(414)	(36)	139	(19)	7,445
Commercial and financial	8,585	853	(944)	79	—	8,573
Consumer	2,718	250	(483)	247	(1)	2,731
Totals	$32,423	$1,397	$(1,479)	$516	$(35)	$32,822

	Three Months Ended March 31, 2018
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$1,642	$411	$—	$5	$—	$2,058
Commercial real estate	9,285	(575)	—	147	(15)	8,842
Residential real estate	7,131	788	—	200	(72)	8,047
Commercial and financial	7,297	270	(198)	24	—	7,393
Consumer	1,767	191	(307)	128	(1)	1,778
Totals	$27,122	$1,085	$(505)	$504	$(88)	$28,118

The allowance for loan losses is comprised of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio, excluding PCI loans, and related allowance at March 31, 2019 and December 31, 2018 is shown in the following tables:

	March 31, 2019
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$197	$20	$417,215	$2,300	$417,412	$2,320
Commercial real estate	14,760	353	2,137,264	11,400	2,152,024	11,753
Residential real estate	15,982	577	1,310,609	6,868	1,326,591	7,445
Commercial and financial	4,061	1,329	708,151	7,244	712,212	8,573
Consumer	402	91	206,012	2,640	206,414	2,731
Totals	$35,402	$2,370	$4,779,251	$30,452	$4,814,653	$32,822

	December 31, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$211	$22	$443,206	$2,211	$443,417	$2,233
Commercial real estate	13,638	369	2,107,600	10,743	2,121,238	11,112
Residential real estate	19,047	805	1,302,612	6,970	1,321,659	7,775
Commercial and financial	3,322	1,498	718,263	7,087	721,585	8,585
Consumer	482	34	202,399	2,684	202,881	2,718
Totals	$36,700	$2,728	$4,774,080	$29,695	$4,810,780	$32,423

Loans collectively evaluated for impairment reported at March 31, 2019 included acquired loans that are not PCI loans. At March 31, 2019, the remaining fair value adjustments for loans acquired was approximately $43.8 million, or approximately 3.8% of the outstanding aggregate PUL balances. At December 31, 2018, the remaining fair value adjustments for loans acquired was approximately $47.0 million, or 3.9% of the outstanding aggregate PUL balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	PCI Loans Individually Evaluated for Impairment
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$153	$—	$151	$—
Commercial real estate	10,393	—	10,828	—
Residential real estate	2,575	—	2,718	—
Commercial and financial	667	—	737	—
Consumer	—	—	—	—
Totals	$13,788	$—	$14,434	$—

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

(In thousands)	March 31, 2019	December 31, 2018
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$148,005	$214,323

Note H – Lease Commitments

The Company is the lessee in various noncancellable operating leases for land, buildings, and equipment. Certain leases contain provisions for variable lease payments that are linked to the consumer price index. Lease cost for the three months ended March 31, 2019 consists of:

Three Months Ended
(In thousands)	March 31, 2019
Operating lease cost	$1,405
Variable lease cost	306
Short-term lease cost	229
Sublease income	(128)
Total lease cost	$1,812

The following table provides supplemental information related to leases as of and for the three months ended March 31, 2019:

(In thousands, except for weighted average data)	March 31, 2019
Operating lease right-of-use assets	$28,052
Operating lease liabilities	32,270
Cash paid for amounts included in the measurement of operating lease liabilities	1,512
Right-of-use assets obtained in exchange for new operating lease obligations	—
Weighted average remaining lease term for operating leases	9 years
Weighted average discount rate for operating leases	4.69%

The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the lease liability. Maturities of lease liabilities as of March 31, 2019 are as follows:

(In thousands)
Twelve Months Ended March 31,
2020	$5,902
2021	5,114
2022	4,698
2023	3,907
2024	3,445
Thereafter	17,027
Total undiscounted cash flows	40,093
Less: Net present value adjustment	(7,823)
Total	$32,270

Note I – Noninterest Income and Expense

Detail of noninterest income and expenses for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Noninterest income
Service charges on deposit accounts	$2,697	$2,672
Trust fees	1,017	1,021
Mortgage banking fees	1,115	1,402
Brokerage commissions and fees	436	359
Marine finance fees	362	573
Interchange income	3,401	2,942
BOLI income	915	1,056
SBA gains	636	734
Other income	2,266	1,639
	12,845	12,398
Securities losses, net	(9)	(102)
Total	$12,836	$12,296

Noninterest expense
Salaries and wages	$18,506	$15,381
Employee benefits	4,206	3,081
Outsourced data processing costs	3,845	3,679
Telephone/data lines	811	612
Occupancy	3,807	3,117
Furniture and equipment	1,757	1,457
Marketing	1,132	1,252
Legal and professional fees	2,847	1,973
FDIC assessments	488	598
Amortization of intangibles	1,458	989
Foreclosed property expense and net (gain)/loss on sale	(40)	192
Other	4,282	4,833
Total	$43,099	$37,164

Note J – Equity Capital

The Company is well capitalized and at March 31, 2019, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 capital ratio (CET1) regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

 Note K – Contingent Liabilities

The Company and its subsidiaries, because of the nature of their business, are at all times subject to numerous legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial condition, or operating results or cash flows.

Note L – Fair Value

Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2019 and December 31, 2018 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Available for sale debt securities[1]	$877,549	$100	$877,449	$—
Loans held for sale[2]	13,900	—	13,900	—
Loans[3]	8,312	—	2,102	6,210
Other real estate owned[4]	11,921	—	313	11,608
Equity securities[5]	6,283	6,283	—	—

December 31, 2018
Available for sale debt securities[1,5]	$865,831	$100	$865,731	$—
Loans held for sale[2]	11,873	—	11,873	—
Loans[3]	8,590	—	2,290	6,300
Other real estate owned[4]	12,802	—	297	12,505
Equity securities[5]	6,205	6,205	—	—
[1]See Note D for further detail of fair value of individual investment categories.
[2]Recurring fair value basis determined using observable market data.
[3]See Note E. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC Topic 310.

[4]Fair value is measured on a nonrecurring basis in accordance with ASC Topic 360.
5An investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities, reported at fair value in Other Assets. Recurring fair value basis is determined using market quotations.

Available for sale debt securities: U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. Other securities are reported at fair value utilizing Level 2 inputs. The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available.

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

Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of March 31, 2019 and December 31, 2018. The aggregate fair value and contractual balance of loans held for sale as of March 31, 2019 and December 31, 2018 is as follows:

(In thousands)	March 31, 2019	December 31, 2018
Aggregate fair value	$13,900	$11,873
Contractual balance	13,399	11,562
Excess	501	311

Loans: Level 2 loans consist of impaired real estate loans which are collateral dependent. Fair value is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluations are based on the comparative sales approach. Level 3 loans consist of commercial and commercial real estate impaired loans. For these loans evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At March 31, 2019, the capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.6%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $8.3 million with a specific reserve of $2.4 million at March 31, 2019, compared to $8.6 million with a specific reserve of $2.7 million at December 31, 2018.

For loans classified as level 3, the changes included additions of $1.2 million related to loans that became impaired during 2019, offset by paydowns and chargeoffs of $1.3 million for the three months ended March 31, 2019.

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

For OREO classified as level 3 during the three months ended March 31, 2019, changes included reductions primarily consisting of sales of $1.3 million offset by the addition of foreclosed loans of $0.4 million.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarter-end valuation process. There were no such transfers for loans and OREO classified as level 3 during the three months ended March 31, 2019 and 2018.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of March 31, 2019 and December 31, 2018 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Financial Assets
Debt securities held to maturity[1]	$295,485	$—	$291,340	$—
Time deposits with other banks	8,174	—	—	8,105
Loans, net	4,787,307	—	—	4,760,789
Financial Liabilities
Deposit liabilities	5,605,578	—	—	5,603,019
Federal Home Loan Bank (FHLB) borrowings	3,000	—	—	3,000
Subordinated debt	70,874	—	61,039	—

December 31, 2018
Financial Assets
Debt securities held to maturity[1]	$357,949	$—	$349,895	$—
Time deposits with other banks	8,243	—	—	8,132
Loans, net	4,784,201	—	—	4,835,248
Financial Liabilities
Deposit liabilities	5,177,240	—	—	5,172,098
Federal Home Loan Bank (FHLB) borrowings	380,000	—	—	380,027
Subordinated debt	70,804	—	61,224	—
[1]See Note D for further detail of individual investment categories.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2019 and December 31, 2018:

Held to maturity debt securities: These debt securities are reported at fair value utilizing Level 2 inputs. The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available.

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

Note M – Business Combinations

 Acquisition of First Green Bancorp, Inc.

On October 19, 2018, the Company completed its acquisition of First Green Bancorp, Inc (“First Green”). Simultaneously, upon completion of the merger of First Green and the Company, First Green's wholly owned subsidiary bank, First Green Bank was merged with and into Seacoast Bank. Prior to the acquisition, First Green operated seven branches in the Orlando, Daytona, and Fort Lauderdale markets.

As a result of this acquisition, the Company expects to enhance its presence in the Orlando, Daytona, and Fort Lauderdale markets, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The Company acquired 100% of the outstanding common stock of First Green. Under the terms of the definitive agreement, each share of First Green common stock was converted into the right to receive 0.7324 shares of Seacoast common stock.

(In thousands, except per share data)	October 19, 2018
Shares exchanged for cash	$5,462
Per share exchange ratio	0.7324
Number of shares of common stock issued	4,000
Multiplied by common stock price per share on October 19, 2018	$26.87
Value of common stock issued	107,486
Cash paid for First Green vested stock options	6,558
Total purchase price	$114,044

The acquisition of First Green was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $56.7 million for this acquisition that is nondeductible for tax purposes. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values are known. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The adjustments reflected in the table below are the result of information obtained subsequent to the initial measurement.

(In thousands)	Initially Measured October 19, 2018	Measurement Period Adjustments	As Adjusted October 19, 2018
Assets:
Cash	$29,434	$—	$29,434
Investment securities	32,145	—	32,145
Loans, net	631,497	—	631,497
Fixed assets	16,828	—	16,828
Other real estate owned	410	—	410
Core deposit intangibles	10,170	(678)	9,492
Goodwill	56,198	506	56,704
Other assets	40,669	172	40,841
Totals	$817,351	$—	$817,351
Liabilities:
Deposits	$624,289	$—	$624,289
Other liabilities	79,018	—	79,018
Totals	$703,307	$—	$703,307

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	October 19, 2018
(In thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$101,674	$101,119
Commercial real estate	437,767	406,613
Construction/development/land	61,195	58,385
Commercial loans	56,288	54,973
Consumer and other loans	9,156	8,942
Purchased Credit Impaired	2,136	1,465
Total acquired loans	$668,216	$631,497

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

(In thousands)	October 19, 2018
Contractually required principal and interest	$2,136
Non-accretable difference	(671)
Cash flows expected to be collected	1,465
Accretable yield	—
Total purchased credit-impaired loan acquired	$1,465

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

Pro-Forma Information

Pro-forma data for the three months ended March 31, 2018 presents information as if the acquisition of First Green occurred at the beginning of 2018, as follows:

Three Months Ended March 31,
(In thousands, except per share amounts)	2018
Net interest income	$57,416
Net income	22,065
EPS - basic	$0.43
EPS - diluted	0.43

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

The emphasis of this discussion will be on the three months ended March 31, 2019 compared to the three months ended March 31, 2018 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2019 compared to December 31, 2018.

This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

For purposes of the following discussion, the words the “Company”, “we”, “us”, and “our” refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “support”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “estimate”, “continue”, “further”, “plan”, “point to”, “project”, “could”, “intend”, “target” or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation.

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

First Quarter 2019
Vision 2020 Update
We remain confident in our ability to achieve our Vision 2020 targets announced in 2017.

Vision 2020 Targets
Return on Tangible Assets	1.30% +
Return on Tangible Common Equity	16% +
Efficiency Ratio	Below 50%
First Quarter Operating Highlights
Modernizing How We Sell

•
In the first quarter, we completed a pilot program for automated fulfillment of small business loan products. The pilot was limited to a select group of products, and offers auto-decisioning and digitized onboarding. Once fully implemented, this technology will significantly reduce the cost to originate small business loans to current customers, while maintaining our strict credit underwriting culture.

Lowering Our Cost to Serve

•
We consolidated one banking center location in the first quarter in alignment with our Vision 2020 objective of reducing our footprint to meet the evolving needs of our customers. We expect a six-month payback period, and recorded $0.2 million in associated expenses. We have two additional banking center consolidations planned in 2019. We expect negligible customer impact given the proximity to other banking centers and increased usage of digital channels by these customers.

•	At quarter end, average deposits per banking center exceeded $112 million, up from $96 million in the first quarter of 2018.

•
During the second quarter of 2019, our continued focus on efficiency and streamlining operations will result in a reduction of approximately 50 full time equivalent employees. While the Company will incur severance charges of approximately $1.5 million, this in combination with other expense initiatives, including two more banking center closures will result in $10 million in pre-tax expense reductions annually.

Driving Improvements in How Our Business Operates

•
Late in 2018, we launched a large-scale initiative to implement a fully digital loan origination platform across all business banking units. This follows the successful rollout of our fully digital mortgage banking origination platform. This investment will provide financial returns through a significant improvement in efficiency and banker productivity in 2020 and beyond.

Scaling and Evolving Our Culture

•
We continue to invest in business bankers. In the first quarter we on-boarded 10 new business bankers in order to fully support the strong markets we serve and to advance our growth and operating leverage objectives. We have a robust pipeline of talent as we enter the second quarter and will continue to opportunistically add top-tier bankers in both the South Florida and Tampa markets.

•
In the first quarter of 2019, Seacoast Bank’s 401(k) plan was recognized as a Best in Class 401(k) Plan for 2019 by PLANSPONSOR magazine. Associate participation in the 401(k) plan and Seacoast's contribution match differentiates us from industry peers.

Results of Operations

Earnings Overview

First Quarter 2019 Results

We remain confident in our ability to achieve our Vision 2020 targets announced at our Investor Day in early 2017. These include a return on tangible assets of 1.30%+, a return on tangible common equity of 16%+, and an efficiency ratio below 50%. For the first quarter of 2019, Seacoast reported net income of $22.7 million, or $0.44 per average common diluted share, compared to $16.0 million, or $0.31, for the prior quarter and $18.0 million, or $0.38, for the first quarter of 2018. Adjusted net income1 (a non-GAAP measure) for the first quarter of 2019 totaled $24.2 million, or $0.47, per average common diluted share, compared to $23.9 million, or $0.47, for the prior quarter and $19.3 million, or $0.40, for the first quarter of 2018.

	First	Fourth	First
	Quarter	Quarter	Quarter
	2019	2018	2018
Return on average tangible assets	1.48%	1.05%	1.34%
Return on average tangible shareholders' equity	14.86	10.94	14.41
Efficiency ratio	56.55	65.76	57.80

Adjusted return on average tangible assets[1]	1.50%	1.49%	1.38%
Adjusted return on average tangible shareholders' equity[1]	15.11	15.44	14.82
Adjusted efficiency ratio[1]	55.81	54.19	57.05
[1]Non-GAAP measure. See the reconciliation of net income to adjusted net income.

For the three months ended March 31, 2019, our adjusted return on average tangible assets1 and adjusted return on average tangible shareholders' equity1 improved when compared to the same period in the prior year. This improvement is the result of higher adjusted net income1 in the current year to date period, partially offset by higher tangible assets and higher tangible shareholders' equity. The improvement in the adjusted efficiency ratio1 reflects our disciplined expense control and focus on increasing revenue.

Net Interest Income and Margin

Net interest income (on a fully taxable equivalent basis) for the quarter totaled $60.9 million, increasing $0.8 million or 1% during the first quarter of 2019 compared to prior quarter, and was $11.0 million or 22% higher than first quarter of 2018. Net interest margin was 4.02% in the first quarter 2019, compared to 4.00% in the fourth quarter 2018 and 3.80% in the first quarter 2018. The net interest margin continues to benefit from positive remixing of interest earning assets as well as actions taken to reduce reliance on wholesale Federal Home Loan Bank advances and migrate funding towards lower rate deposit balances during the quarter.

Loan growth, balance sheet mix and increases in benchmark interest rates have been the primary forces affecting net interest income and net interest margin results. Acquisitions have further accelerated these trends. Organic loan growth of $299.8 million, or 8%, since March 31, 2018, plus the addition of $631.5 million in loans from the First Green merger contributed to the net interest income improvement year over year for the first quarter ended March 31, 2019. Net interest income for 2019 should continue to benefit from the impact of the First Green acquisition completed on October 19, 2018.

The following table details the trend for net interest income and margin results (on a tax equivalent basis, a non-GAAP measure), the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

1Non-GAAP measure. See the reconciliation of net income to adjusted net income.

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
First quarter 2019	$60,861	4.02%	4.79%	1.13%
Fourth quarter 2018	60,100	4.00%	4.67%	0.97%
First quarter 2018	49,853	3.80%	4.23%	0.62%
1On tax equivalent basis, a non-GAAP measure. See the reconciliation of net interest income to net interest income on a tax equivalent basis.

For the three months ended March 31, 2019, a steepening of the Treasury yield curve and higher short term rates, including add-on rates for new loan production, contributed to the 22 basis point improvement in net interest margin, compared to the first three months of 2018. Our loan and debt securities yields were 48 and 30 basis points higher, respectively, and our yield on federal funds sold and other investments was 36 basis points lower, compared to results for the three months ended March 31, 2018. The impact on net interest margin from accretion of purchase discounts on acquired loans was 26 basis points in the first quarter of 2019. Partially offsetting, the rate for interest bearing funding was higher by 51 basis points, when comparing the same three-month periods for 2019 and 2018.

Total average loans increased $966.7 million, or 25%, for first quarter 2019 compared to first quarter 2018, and increased $227.4 million, or 5%, from the fourth quarter of 2018. Average debt securities decreased $181.0 million, or 13%, for first quarter 2019 year over year and were $44.0 million, or 3%, lower from the fourth quarter of 2018.

Average loans as a percentage of average earning assets totaled 79% during the first quarter of 2019, compared to 77% during the fourth quarter of 2018 and 73% a year ago. As average total loans as a percentage of earning assets increased, the mix of loans has remained fairly stable, with volumes related to commercial real estate representing 49% of total loans at March 31, 2019 and December 31, 2018 and 47% at March 31, 2018 (see “Loan Portfolio”).

Loan production is detailed in the following table for the periods specified:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2019	2018	2018
Commercial pipeline	$177,318	$164,064	$122,743
Commercial loans closed	109,076	159,388	122,064

Residential pipeline	45,284	43,655	70,755
Residential loans retained	49,645	73,201	79,053
Residential loans sold	32,558	31,525	49,687

Consumer and small business pipeline	67,591	53,453	50,361
Consumer and small business originations	118,503	114,195	98,381

Consumer and small business originations reached $118.5 million during the first quarter of 2019 and commercial loans closed totaled $109.1 million for the first quarter of 2019. The increase in consumer and small business loan originations is attributable, in part, to our commitment to serving small businesses and the expansion of our Small Business Administration ("SBA") program. Closed residential loans during the first quarter for 2019 totaled $82.2 million.

Pipelines (loans in underwriting and approval or approved and not yet closed) remained strong at $177.3 million in commercial, $45.3 million in mortgage, and $67.6 million (a new peak) in consumer and small business at March 31, 2019. Commercial pipelines increased $13.3 million over December 31, 2018, and were $54.6 million or 44% higher compared to March 31, 2018. Residential pipelines increased $1.6 million from December 31, 2018, and were lower by $25.5 million or 36%, compared to March 31, 2018. The consumer and small business pipeline increased from December 31, 2018 by $14.1 million or 26%, and increased from March 31, 2018 by $17.2 million or 34%.

Loan production remains strong, supported by customer analytics and expansion of the banking teams. During the first quarter of 2019, we hired 10 business bankers in Tampa and Ft. Lauderdale, augmenting the 10 business bankers hired in the fourth quarter of 2018. The addition of lending personnel from the First Green acquisition is providing growth as well.

Customer relationship funding is detailed in the following table for the periods specified:

Customer Relationship Funding
	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands, except ratios)	2019	2018	2018	2018	2018
Noninterest demand	$1,676,009	$1,569,602	$1,488,689	$1,463,652	$1,488,261
Interest-bearing demand	1,100,477	1,014,032	912,891	976,281	1,015,054
Money market	1,192,070	1,173,950	1,036,940	1,023,170	1,035,531
Savings	508,320	493,807	451,958	444,736	437,878
Time certificates of deposit	1,128,702	925,849	753,032	789,601	742,819
Total deposits	$5,605,578	$5,177,240	$4,643,510	$4,697,440	$4,719,543

Customer sweep accounts	$148,005	$214,323	$189,035	$200,050	$173,249

Noninterest demand deposits as % of total deposits	29.9%	30.3%	32.1%	31.2%	31.5%

Seacoast's weighted average rate paid on total deposits (including noninterest demand deposits) was 0.67% for the three months ended March 31, 2019, and, despite an increase of 13 basis points from the fourth quarter of 2018 and 34 basis points from the three months ended March 31, 2018, we believe reflects the significant value of the deposit franchise.

Short-term borrowings were entirely comprised of sweep repurchase agreements with Seacoast Bank customers at March 31, 2019 and 2018. No federal funds purchased were utilized at March 31, 2019 or 2018. The average rate on customer repurchase accounts was 1.21% for the three months ended March 31, 2019, compared to 0.63% for the same period during 2018.

FHLB borrowings totaled $3.0 million at March 31, 2019, with an average rate of 2.53% paid during the three months ended March 31, 2019. FHLB borrowings averaged $227.4 million for the first quarter of 2019, declining $49.0 million, or 18%, compared to the three months ended March 31, 2018. For 2019, average subordinated debt of $70.8 million related to trust preferred securities issued by subsidiary trusts of the Company carried an average cost of 5.14%.

The following table details average balances, net interest income and margin results (on a tax equivalent basis) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2019			2018			2018
	First Quarter			Fourth Quarter			First Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,186,374	$9,119	3.07%	$1,227,648	$9,528	3.10%	$1,361,277	$9,361	2.75%
Nontaxable	26,561	190	2.86	29,255	252	3.45	32,640	307	3.76
Total Securities	1,212,935	9,309	3.07	1,256,903	9,780	3.11	1,393,917	9,668	2.77

Federal funds sold and other investments	91,136	918	4.09	87,146	835	3.80	56,173	616	4.45

Loans, net	4,839,046	62,335	5.22	4,611,691	59,559	5.12	3,872,369	45,284	4.74

Total Earning Assets	6,143,117	72,562	4.79	5,955,740	70,174	4.67	5,322,459	55,568	4.23

Allowance for loan losses	(32,966)			(33,864)			(27,469)
Cash and due from banks	99,940			124,299			113,899
Premises and equipment	70,938			75,120			65,932
Intangible assets	230,066			213,713			167,136
Bank owned life insurance	123,708			132,495			122,268
Other assets	136,175			122,367			87,463
Total Assets	$6,770,978			$6,589,870			$5,851,688

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,029,726	$839	0.33%	$974,711	$515	0.21%	$1,001,672	$450	0.18%
Savings	500,347	477	0.39	509,434	418	0.33	435,433	104	0.10
Money market	1,158,939	2,557	0.89	1,161,599	2,207	0.75	976,498	984	0.41
Time deposits	1,042,346	4,959	1.93	899,153	3,901	1.72	776,807	2,179	1.14
Federal funds purchased and securities sold under agreements to repurchase	185,032	550	1.21	242,963	732	1.20	175,982	274	0.63
Federal Home Loan Bank borrowings	227,378	1,421	2.53	240,799	1,468	2.42	276,389	1,030	1.51
Other borrowings	70,836	898	5.14	70,764	833	4.67	70,550	694	3.99
Total Interest-Bearing Liabilities	4,214,604	11,701	1.13	4,099,423	10,074	0.97	3,713,331	5,715	0.62
Noninterest demand	1,612,548			1,628,842			1,413,967
Other liabilities	64,262			33,846			29,150
Total Liabilities	5,891,414			5,762,111			5,156,448

Shareholders' equity	879,564			827,759			695,240

Total Liabilities & Equity	$6,770,978			$6,589,870			$5,851,688

Cost of deposits			0.67%			0.54%			0.33%
Interest expense as a % of earning assets			0.77%			0.67%			0.44%
Net interest income as a % of earning assets		$60,861	4.02%		$60,100	4.00%		$49,853	3.80%

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

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except ratios)	2019	2018	2018
Nontaxable interest income adjustment	$87	$116	$91
Tax Rate	21%	21%	21%
Net interest income (TE)	$60,861	$60,100	$49,853
Total net interest income (not TE)	60,774	59,984	49,762
Net interest margin (TE)	4.02%	4.00%	3.80%
Net interest margin (not TE)	4.01	3.99	3.79
TE = Tax Equivalent

Noninterest Income

Noninterest income totaled $12.8 million for the first quarter of 2019, an increase of $0.1 million, or 1%, compared to the fourth quarter of 2018 and an increase of $0.5 million, or 4%, from the first quarter of 2018. Organic and acquisition-related growth were primary factors contributing to growth in noninterest income. For the three months ended March 31, 2019, noninterest income accounted for 17% of total revenue (net interest income plus noninterest income), compared to 20% for the three months ended March 31, 2018.

Compared to the fourth quarter of 2018, service charges on deposit results were lower by $0.3 million, impacted by fewer business days in the first quarter of 2019, but mortgage banking fees were higher and entirely offsetting, the result of a successful introduction of new saleable residential mortgage products and a focus on generating saleable volume. SBA and marine-related fees improved modestly from the fourth quarter of 2018, the result of higher volumes in both units, and interchange income increased $0.2 million sequentially. Interchange income is dependent upon business volumes transacted, as well as the fees permitted by Visa® and MasterCard®. Wealth-related fees (trust and brokerage income) were down modestly, the result of lower equity valuations, and other income declined primarily due to the prior quarter benefiting from a $0.3 million bank owned life insurance ("BOLI") payout. The decline in BOLI-related income from the fourth quarter of 2018 was the result of the cancellation of low yielding policies acquired in the First Green acquisition. Finally, securities losses for the first quarter of 2019 were lower by $0.4 million from the fourth quarter of 2018.

Noninterest income for the first quarter of 2019, compared to the fourth quarter of 2018 and the first quarter of 2018 is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2019	2018	2018
Service charges on deposit accounts	$2,697	$3,019	$2,672
Trust fees	1,017	1,040	1,021
Mortgage banking fees	1,115	809	1,402
Brokerage commissions and fees	436	468	359
Marine finance fees	362	185	573
Interchange income	3,401	3,198	2,942
BOLI income	915	1,091	1,056
SBA gains	636	519	734
Other income	2,266	2,810	1,639
	12,845	13,139	12,398
Securities losses, net	(9)	(425)	(102)
Total	$12,836	$12,714	$12,296

Year over year, results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 reflect growth in deposits and increased customer engagement. Service charges on deposits and interchange income increased by 9%, on a combined basis. This increase reflects continued strength in new customer acquisition and cross sell, and benefits from acquisition activity. Overdraft fees totaling $1.5 million for 2019 represented 55% of total service charges on deposit, the same percentage as a year ago.

Wealth management, including brokerage commissions and fees, and trust fees, continued to grow during the first quarter of 2019, increasing 5% from first quarter 2018. While trust fees were level year over year, brokerage commissions and fees were 21% higher for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. This increase is the result of a growing sales and support team, industry leading products including digital tools, and the benefit of direct referrals from the branches and lending network. We expect wealth management revenues to continue to grow over time.

Mortgage production was lower during the three months ended March 31, 2019 compared to 2018 (see “Loan Portfolio”), with mortgage banking activity generating fees of $1.1 million for the first quarter of 2019 as compared to $1.4 million for the first quarter of 2018. Fee income opportunities were more limited. However, as mentioned previously, the introduction of new saleable residential mortgage products and a focus on generating saleable volume should create income growth prospectively.

Marine lending originations sold were lower for the first quarter 2019, decreasing 37% for the first quarter of 2019 compared to the same period in 2018. Fee income for marine vessel financing was impacted by a larger portion of originations being retained. In addition to our principal marine lending office in Ft. Lauderdale, Florida, we continue to use third party independent contractors in Texas and on the west coast of the United States to assist in generating marine loans.

BOLI and Small Business Administration ("SBA") income totaled $0.9 million and $0.6 million, respectively, for the first quarter of 2019, slightly lower from a year ago, but representing 7% and 5% of overall noninterest income, respectively. Other income was 38% higher year over year for the three months ended March 31, 2019, increasing $0.6 million year over year compared to first quarter 2018. Additional income of $0.2 million was distributed from Community Reinvestment Act ("CRA") investments and a general increase in other fee categories also occurred.

Noninterest Expenses

Seacoast management expects its efficiency ratios to improve in 2019. The Company expects its digital servicing capabilities and technology to support better, more efficient channel integration allowing consumers to choose their path of convenience to satisfy their banking needs. Acquisition activity added to noninterest expenses with acquisition related costs for First Green in the fourth quarter of 2018 of approximately $8.0 million, and an additional $0.3 million during the first quarter of 2019. The Company consolidated five branches in conjunction with the acquisition of First Green, in alignment with our Vision 2020 objective of reducing our footprint to meet the evolving demands of our customers. We consolidated one additional banking center during the first quarter 2019 and recorded $0.2 million in associated expenses, and plan on consolidating two more banking centers in 2019. Our investments in 2018 launched a number of new enhancements, resulting in even greater digital access for our customers, and providing improvements in productivity for our customers in their daily lives. In the second quarter of 2019, our continued focus on efficiency and streamlining operations will result in a reduction of approximately 50 full time equivalent employees. While the Company will incur severance charges of approximately $1.5 million, this in combination with other expense initiatives, including the two additional banking center closures planned in 2019, should result in approximately $10 million in pretax expense reductions annually. We expect greater operating leverage in 2020 and beyond.

For the first quarter of 2019, our efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains), was 56.55% compared to 65.76% for the fourth quarter of 2018 and 57.80% for the first quarter of 2018. Adjusted noninterest expense (a non-GAAP measure, see table below for a reconciliation to noninterest expense, the most comparable GAAP number) was $41.1 million for the first quarter of 2019, compared to $39.5 million for the fourth quarter of 2018 and $35.5 million for the first quarter of 2018. The adjusted efficiency ratio1 year over year improved, declining from 57.05% for the first quarter 2018 to 55.81% for the first quarter of 2019.

1Non-GAAP measure. See the reconciliation of net income to adjusted net income.

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except ratios)	2019	2018	2018
Noninterest expense, as reported	$43,099	$49,464	$37,164

Merger related charges	(335)	(8,034)	(470)
Amortization of intangibles	(1,458)	(1,303)	(989)
Branch reductions and other expense initiatives[1]	(208)	(587)	—
Foreclosed property expense and net gain/(loss)on sale	40	—	(192)
Total adjustments	(1,961)	(9,924)	(1,651)

Adjusted noninterest expense[2]	$41,138	$39,540	$35,513

Adjusted efficiency ratio[2,3]	55.81%	54.19%	57.05%
[1]Includes severance payments, contract termination costs, disposition of branch premises and fixed assets, and other costs to accomplish branch consolidation and other expense reduction strategies.
[2]Non-GAAP measure.
[3]Efficiency ratio is defined as (noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties) divided by the net operating revenue (net interest on a fully tax equivalent basis plus noninterest income excluding securities gains).

Noninterest expenses for the first quarter of 2019 totaled $43.1 million, decreasing $6.4 million, or 13%, compared to the fourth quarter of 2018, and increasing $5.9 million, or 16%, from the first quarter of 2018. Noninterest expenses for the first quarter of 2019, as compared to the fourth quarter of 2018 and the first quarter of 2018 are detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2019	2018	2018
Noninterest expense
Salaries and wages	$18,506	$22,172	$15,381
Employee benefits	4,206	3,625	3,081
Outsourced data processing costs	3,845	5,809	3,679
Telephone/data lines	811	602	612
Occupancy	3,807	3,747	3,117
Furniture and equipment	1,757	2,452	1,457
Marketing	1,132	1,350	1,252
Legal and professional fees	2,847	3,668	1,973
FDIC assessments	488	571	598
Amortization of intangibles	1,458	1,303	989
Foreclosed property expense and net (gain)/loss on sale	(40)	—	192
Other	4,282	4,165	4,833
Total	$43,099	$49,464	$37,164

Salaries and wages totaled $18.5 million for the first quarter of 2019, $22.2 million for the fourth quarter of 2018 , and $15.4 million for the first quarter of 2018. Salaries and wages were $3.1 million higher year over year, when compared to the three months ended March 31, 2018. Base salaries were the primary cause, increasing $2.6 million, or 19%, with 902 full-time equivalent employees at March 31, 2019, compared to 814 at March 31, 2018. Improved revenue generation and lending production, among other factors, resulted in commissions, cash and stock incentives (aggregated) that were $0.2 million higher year over year. Severance costs also increased by $0.1 million year over year, and deferred loan origination costs (a contra expense) decreased by $0.2 million, due to lower loan production in the first quarter of 2019, compared to the first quarter of 2018.

During the first quarter 2019, employee benefits costs (group health insurance, defined contribution plan, payroll taxes, and unemployment compensation) increased $0.6 million, or 16%, compared to the fourth quarter of 2018, and increased $1.1 million, or 37%, compared to the first quarter of 2018. These costs reflect the higher staffing (and base salary cost) discussed above. Payroll taxes typically peak during first quarter each year, and were $0.6 million and $0.5 million greater than expenditures in the fourth and first quarter of 2018, respectively. Our self-funded health care plan, totaling $1.7 million for the first quarter of 2019, was $0.5 million higher than a year ago for first quarter.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $3.8 million, $5.8 million and $3.7 million for the first quarter 2019, fourth quarter 2018 and first quarter 2018, respectively. Data processing costs included one-time charges for conversion activity related to our acquisition in the fourth quarter of 2018. We continue to improve and enhance our mobile and other digital products and services through our core data processor, which may increase our outsourced data processing costs as customers adopt improvements and products and as the Company's business volumes grow.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as our third party data processors, increased $0.2 million during the first quarter of 2019, when compared to the fourth quarter of 2018 and the first quarter of 2018, or 35% and 33%, respectively. Additional activity for acquired First Green branches and locations closed, as well as additional customers from the acquisition, were the primary contributors to the increases in telephone and data line expenses.

Total occupancy, furniture and equipment expenses for the three months ended March 31, 2019 decreased $0.6 million, or 10%, from the fourth quarter of 2018, and increased $1.0 million, or 22%, compared to the three months ended March 31, 2018. Asset write-offs related to branch closures was a primary contributor, with write-offs adding $0.2 million and $0.8 million, respectively, to expenses for the three months ended March 31, 2019 and December 31, 2018. We believe branches are still valuable to our customers for more complex transactions, but simple tasks, such as depositing and withdrawing funds, are rapidly migrating to the digital world. We anticipate that branch consolidations will continue for the Company and the banking industry in general. Lease expense was higher for the first quarter of 2019 by approximately $0.3 million, primarily attributed to additional branches acquired from First Green. In addition, at March 31, 2019, the Company's operations center lease expired and all personnel occupying this space moved to an adjacent main campus building currently owned, with an annual lease savings of $0.4 million, prospectively. Depreciation, repairs and maintenance, and other furniture and equipment expenditures were higher compared to a year ago, increasing $0.1 million, $0.2 million and $0.2 million, respectively during the first quarter of 2019 when compared to the first quarter of 2018.

For the first quarter of 2019, fourth quarter of 2018 and first quarter of 2018, marketing expenses (including sales promotion costs, ad agency production and printing costs, digital, newspaper, TV and radio advertising, and other public relations costs) totaled $1.1 million, $1.4 million and $1.3 million, respectively. Incremental use of marketing activities to connect and solidify customer acquisition and corporate brand awareness within the Orlando and new Tampa footprint contributed to the higher expenditures in the fourth quarter of 2018.

Legal and professional fees for the first quarter of 2019, fourth quarter of 2018 and first quarter of 2018 totaled $2.8 million, $3.7 million, and $2.0 million, respectively, peaking in the fourth quarter of 2018 when First Green was acquired.

Growth in total assets (both organic and through acquisitions) increased the basis for calculating our Federal Deposit Insurance Corporation ("FDIC") premiums. FICO bonds, issued by the U.S. government to create and support the Resolution Trust Corporation ("RTC"), formed during the savings and loan crisis of the early 1990's, have also been included in quarterly assessments to date, but have been repaid, reducing the assessment for Seacoast by almost $0.2 million annually on a prospective basis. Also, the FDIC's reserves hit 1.36% recently, near a reserve balance of 1.38%, at which time further relief for banks under $10 billion in assets has been mandated by statute in the form of small bank credit awards to be applied to offset quarterly FDIC premium assessments prospectively. The Company's subsidiary bank has approximately $1.6 million of these credit awards that the bank should be able to apply against premiums charged, once the FDIC achieves its 1.38% reserve. FDIC assessments were $0.5 million, $0.6 million and $0.6 million for the first quarter of 2019, fourth quarter of 2018 and first quarter of 2018, respectively.

For the three months ended March 31, 2019 and December 31, 2018, foreclosed property expense and net losses on the sale of OREO properties were nominal, compared to $0.2 million for the first quarter of 2018 (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Other expense totaled $4.3 million, $4.2 million and $4.8 million for the first quarter of 2019, the fourth quarter of 2018 and first quarter of 2018, respectively, and decreased 11% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Primary contributors to the $0.5 million decrease year over year were marine lending fees (down $0.1 million compared to a year ago), losses and charge-offs related to robbery, fraud, and other losses (down $0.1 million), and miscellaneous loan costs (down $0.3 million).

Income Taxes

For the three months ended March 31, 2019 and 2018, provision for income taxes totaled $6.4 million and $5.8 million, respectively. The Company’s overall effective tax rate decreased to 22.0% for the first three months of 2019 from 24.3% for the first three months a year ago. Additionally, discrete benefits related to share-based compensation provided a tax benefit of $0.6 million for the three months ended March 31, 2019, compared to $0.2 million for the three months ended March 31, 2018. Offsetting this tax benefit in 2018 for the first quarter was a $0.2 million write down of deferred tax assets arising from measurement period adjustments on a 2017 bank acquisition.

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

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except per share data)	2019	2018	2018
Net income, as reported:
Net income	$22,705	$15,962	$18,027

Diluted earnings per share	$0.44	$0.31	$0.38

Adjusted net income:
Net income	$22,705	$15,962	$18,027
Security losses, net	9	425	102
BOLI benefits on death (included in other income)	—	(280)	—
Total adjustments to revenue	9	145	102

Merger related charges	(335)	(8,034)	(470)
Amortization of intangibles	(1,458)	(1,303)	(989)
Branch reductions and other expense initiatives[1]	(208)	(587)	—
Total adjustments to noninterest expenses	(2,001)	(9,924)	(1,459)

Effective tax rate on adjustments	510	2,623	538
Taxes and tax penalties on acquisition-related BOLI redemption	—	(485)	—
Tax effect of change in corporate tax rate	—	—	(248)
Adjusted net income	$24,205	$23,893	$19,298

Adjusted diluted earnings per share	$0.47	$0.47	$0.40

Average Assets	$6,770,978	$6,589,870	$5,851,688
Less average goodwill and intangible assets	(230,066)	(213,713)	(167,136)
Average Tangible Assets	$6,540,912	$6,376,157	$5,684,552

Return on Average Assets (ROA)	1.36%	0.96%	1.25%
Impact of removing average intangible assets and related amortization	0.12	0.09	0.09
Return on Average Tangible Assets (ROTA)	1.48	1.05	1.34
Impact of other adjustments for Adjusted Net Income	0.02	0.44	0.04
Adjusted Return on Average Tangible Assets	1.50	1.49	1.38

Average Shareholders' Equity	$879,564	$827,759	$695,240
Less average goodwill and intangible assets	(230,066)	(213,713)	(167,136)
Average Tangible Equity	$649,498	$614,046	$528,104

Return on Average Shareholders' Equity	10.47%	7.65%	10.52%
Impact of removing average intangible assets and related amortization	4.39	3.29	3.89
Return on Average Tangible Common Equity (ROTCE)	14.86	10.94	14.41
Impact of other adjustments for Adjusted Net Income	0.25	4.50	0.41
Adjusted Return on Average Tangible Common Equity	15.11	15.44	14.82
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.

Financial Condition

Total assets increased $35.7 million, or 0.5%, from December 31, 2018, benefiting from new relationships derived through our unique combination of customer analytics, marketing automation, and experienced bankers in growing urban markets.

Securities

Information related to maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements, primarily the result of sales during the quarter of low-yielding securities.

At March 31, 2019, the Company had $877.5 million in debt securities available for sale, and $295.5 million in debt securities held to maturity. The Company's total debt securities portfolio decreased $50.7 million, or 4%, from December 31, 2018. In connection with the adoption of ASU 2017-12 in January 2019, the Company elected to transfer securities with an aggregate amortized cost basis of $53.5 million and fair value of $52.8 million from the held-to-maturity designation to available-for-sale.

There were no debt security purchases for the three months ended March 31, 2019 and $27.1 million in maturities (primarily paydowns of $26.1 million) over the same period. For 2018, there were no debt security purchases during the fourth quarter and purchases of $72.3 million in the first quarter, and principal pay-downs for the fourth and first quarters of 2018 were similar in size, equal to $42.9 million and $43.3 million, respectively.

During the three months ended March 31, 2019, $35.0 million of certain low yielding debt securities were sold, which resulted in a loss of $0.1 million. Proceeds from the sale of securities during the fourth quarter of 2018 of $64.4 million included net losses of $0.5 million. In comparison, there were no sales of debt securities transacted in the first quarter of 2018.

Debt securities are generally acquired which return principal monthly. The modified duration of the investment portfolio at March 31, 2019 was 3.7 years, compared to 4.8 years at December 31, 2018.

At March 31, 2019, available for sale debt securities had gross unrealized losses of $8.5 million and gross unrealized gains of $3.5 million, compared to gross unrealized losses of $18.3 million and gross unrealized gains of $1.3 million at December 31, 2018. All of the debt securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the debt securities with unrealized losses are not other than temporarily impaired and the Company has the intent and ability to retain these debt securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the debt securities portfolio to be high. The Company has no exposure to debt securities with subprime collateral. The Company does not have an investment position in trust preferred securities.

The credit quality of the Company’s securities holdings are all investment grade. As of March 31, 2019, the Company’s investment securities, except for $37.5 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $825.8 million, or 70% of the total portfolio. The portfolio also includes $67.9 million in private label securities, most secured by residential real estate collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. The Company also has invested $241.7 million in uncapped 3-month LIBOR floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase 1st lien sub-investment grade corporate loans while providing support to senior tranche investors. As of March 31, 2019, the Company held 84% in AAA/AA tranches and 16% in A rated tranches with average credit support of 31% and 19%, respectively. The Company performs routine evaluations on these securities to assess both structure and collateral.

Loan Portfolio

Total loans (net of unearned income and excluding the allowance for loan losses) were $4.8 billion at March 31, 2019, $3.2 million more than at December 31, 2018. For the first quarter of 2019, $109.1 million in commercial and commercial real estate loans were originated compared to $159.4 million during the fourth quarter of 2018. Our loan pipeline for commercial and commercial real estate loans totaled $177.3 million at March 31, 2019. The Company also closed $82.2 million in residential loans during the first quarter of 2019. For comparison, residential loans totaling $104.7 million were closed during the fourth quarter of 2018. This is consistent with the Residential Lending team's focus away from portfolio construction lending. The residential mortgage pipeline at March 31, 2019 totaled $45.3 million. Consumer and small business originations totaled $118.5 million since year end 2018, higher by $4.3 million compared to the three months ended December 31, 2018, and the pipeline for these loans at March 31, 2019 was $67.6 million, a record high. The First Green acquisition during the fourth quarter of 2018 contributed $631.5 million in loans. Success in commercial lending through continued investment in our business bankers has increased loan growth. We hired 10 business bankers in Fort Lauderdale and Tampa during the first three months of 2019, augmenting the 10 business bankers hired in the fourth quarter of 2018. Adding new, seasoned, commercial loan officers where market opportunities arise should enhance growth opportunities and provide talent enhancements.

We believe that achieving our loan growth objectives, together with the prudent management of credit risk will provide us with the potential to make further, meaningful improvements to our earnings in 2019 and into 2020.

Our strong growth is accompanied by sound risk management procedures. Our lending policies contain numerous guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the dollar amount (size) of loans. Our exposure to commercial real estate lending is significantly below regulatory limits (see “Loan Concentrations”).

The following tables detail loan portfolio composition at March 31, 2019 and December 31, 2018 for portfolio loans, purchased credit impaired loans (“PCI”) and purchased unimpaired loans (“PUL”) as defined in Note E-Loans.

	March 31, 2019
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$308,846	$153	$108,566	$417,565
Commercial real estate[1]	1,478,955	10,393	673,069	2,162,417
Residential real estate	1,077,523	2,575	249,068	1,329,166
Commercial and financial	606,179	667	106,033	712,879
Consumer	195,719	—	10,695	206,414
Net Loan Balances[2]	$3,667,222	$13,788	$1,147,431	$4,828,441

	December 31, 2018
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$301,473	$151	$141,944	$443,568
Commercial real estate[1]	1,437,989	10,828	683,249	2,132,066
Residential real estate	1,055,525	2,718	266,134	1,324,377
Commercial and financial	603,057	737	118,528	722,322
Consumer	190,207	—	12,674	202,881
Net Loan Balances[2]	$3,588,251	$14,434	$1,222,529	$4,825,214
[1]Commercial real estate includes owner-occupied balances of $989.2 million and $970.2 million for March 31, 2019 and December 31, 2018, respectively.
[2]Net loan balances at March 31, 2019 and December 31, 2018 include deferred costs of $17.8 million and $16.9 million, respectively.

Commercial real estate loans were higher by $30.4 million totaling $2.2 billion at March 31, 2019, compared to December 31, 2018. Owner occupied loans represent $989.2 million or 46% of the commercial real estate portfolio. Office building loans of $652.2 million or 30% of commercial real estate mortgages comprise our largest concentration, with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, health care, churches and educational facilities, recreation, multifamily, lodging, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at March 31, 2019 aggregated to $220.5 million (versus $218.6 million at December 31, 2018), of which $154.1 million was funded. The Company’s 127 commercial and commercial real estate relationships in excess of $5 million totaled $1.2 billion, of which $1.0 billion was funded at March 31, 2019 (compared to 128 relationships of $1.3 billion at December 31, 2018, of which $1.0 billion was funded).

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $1.6 billion and $525.9 million, respectively, at March 31, 2019, compared to $1.6 billion and $533.4 million, respectively, at December 31, 2018.

Reflecting more muted production during the quarter, commercial and financial loans (“C&I”) outstanding at March 31, 2019 decreased to $712.9 million, down from $722.3 million at December 31, 2018. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small- to medium-sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

Residential mortgage loans increased $4.8 million to $1.3 billion as of March 31, 2019, compared to December 31, 2018. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At March 31, 2019, approximately $611.3 million or 46% of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled approximately $379.4 million (29% of the residential mortgage portfolio) at March 31, 2019, of which 15- and 30-year mortgages totaled $34.9 million and $291.8 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $128.0 million, most with maturities of 10 years or less, and home equity lines of credit, primarily floating rates, totaling $263.1 million at March 31, 2019. In comparison, loans secured by residential properties having fixed rates totaled $370.2 million at December 31, 2018, with 15- and 30-year fixed rate residential mortgages totaling $32.1 million and $276.5 million, respectively, and home equity mortgages and lines of credit totaling $135.8 million and $261.9 million, respectively.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $3.5 million, or 2%, from December 31, 2018 to total $206.4 million (versus $201.7 million at December 31, 2018). Of the $3.5 million increase, automobile and truck loans, and marine loans, increased $1.2 million and $3.5 million, respectively, while other consumer loans declined $1.2 million.

At March 31, 2019, the Company had unfunded commitments to make loans of $992.4 million, compared to $982.7 million at December 31, 2018.

Loan Concentrations

The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Outstanding balances for commercial and commercial real estate (“CRE”) loan relationships greater than $10 million totaled $465.4 million and represented 10% of the total portfolio at March 31, 2019 compared to $502.1 million or 10% at year-end 2018.

Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of total risk based capital, were stable at 57% and 216%, respectively, at March 31, 2019. Regulatory guidance suggests limits of 100% and 300%, respectively. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts, or “REITs”, and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Nonperforming assets (“NPAs”) at March 31, 2019 totaled $34.3 million, and were comprised of $15.4 million of nonaccrual portfolio loans, $7.0 million of nonaccrual purchased loans, $0.8 million of non-acquired other real estate owned (“OREO”), $1.7 million of acquired OREO and $9.4 million of branches taken out of service. Compared to December 31, 2018, nonaccrual purchased loans decreased $3.7 million and acquired OREO declined $1.3 million, primarily the result of a payoff of a single $3.0 million acquired residential real estate loan and the sale of a single commercial real estate OREO acquired from First Green. Overall, NPAs decreased $5.0 million, or 13%, from $39.3 million recorded as of December 31, 2018. At March 31, 2019, approximately 83% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At March 31, 2019, nonaccrual loans were written down by approximately $7.1 million or 24% of the original loan balance (including specific impairment reserves). Since December 31, 2018, OREO amounts related to branches taken out of service that are actively being marketed, the largest component of OREO totaling $9.4 million, did not change.

Nonperforming loans to total loans outstanding at March 31, 2019 decreased to 0.46% from 0.55% at December 31, 2018. Nonperforming assets to total assets at March 31, 2019 decreased to 0.51% from 0.58% at December 31, 2018.

The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings ("TDRs") have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $14.9 million at March 31, 2019, compared to $13.3 million at December 31, 2018. Accruing TDRs are excluded from our nonperforming asset ratios. The table below set forth details related to nonaccrual and accruing restructured loans.

	March 31, 2019
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Performing	Total
Construction & land development
Residential	$—	$—	$—	$—
Commercial	—	—	—	11
Individuals	—	42	42	160
	—	42	42	171
Residential real estate mortgages	2,723	8,041	10,764	6,774
Commercial real estate mortgages	6,266	1,437	7,703	7,432
Real estate loans	8,989	9,520	18,509	14,377
Commercial and financial	2,608	1,170	3,778	180
Consumer	56	70	126	300
	$11,653	$10,760	$22,413	$14,857

At March 31, 2019 and December 31, 2018, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	March 31, 2019		December 31, 2018
(In thousands)	Number	Amount	Number	Amount
Rate reduction	55	$12,387	56	$10,739
Maturity extended with change in terms	44	4,530	48	5,083
Chapter 7 bankruptcies	22	1,218	22	1,275
Not elsewhere classified	9	763	11	966
	130	$18,898	137	$18,063

During the three months ended March 31, 2019, two loans were modified in a TDR totaling $2.0 million, compared to $0.2 million for all of 2018. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding March 31, 2019 defaulted during the twelve months ended March 31, 2019. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At March 31, 2019, loans (excluding PCI) totaling $35.4 million were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $2.4 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $36.7 million and $2.7 million, respectively, at December 31, 2018.

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

Funding sources include primarily customer-based core deposits, collateral-backed borrowings, cash flows from operations, cash flows from our loan and investment portfolios and asset sales (primarily secondary marketing for residential real estate mortgages and marine financings). Cash flows from operations are a significant component of liquidity risk management and we consider both deposit maturities and the scheduled cash flows from loan and investment maturities and payments when managing risk.

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

Cash and cash equivalents (including interest bearing deposits), totaled $204.0 million on a consolidated basis at March 31, 2019, compared to $116.0 million at December 31, 2018. Higher cash and cash equivalent balances at March 31, 2019 reflect seasonality as deposits typically peak in the first quarter, as well as proceeds from the sales of available for sale debt securities, proceeds from the redemption of First Green bank owned life insurance policies redeemed in the fourth quarter of 2018 and settled in the first quarter of 2019, and additional funds held in anticipation of brokered certificates of deposit ("CDs") maturing during the first week of April 2019.

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At March 31, 2019, Seacoast Bank had available unsecured lines of $130.0 million and lines of credit under current lendable collateral value, which are subject to change, of $1.4 billion. Seacoast had $473.9 million of United States Treasury and Government agency debt securities and mortgage backed debt securities not pledged and available for use under repurchase agreements, and had an additional $1.0 billion in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2018, Seacoast Bank had available unsecured lines of $130.0 million and lines of credit of $781.7 million, and had $665.7 million of Treasury and Government agency debt securities and mortgage backed debt securities not pledged and available for use under repurchase agreements, as well as an additional $869.8 million in residential and commercial real estate loans available as collateral.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the first quarter of 2019, Seacoast Bank distributed $3.3 million to the Company and, at March 31, 2019, is eligible to distribute dividends to the Company of approximately $124.0 million without prior approval. At March 31, 2019, the Company had cash and cash equivalents at the parent of approximately $41.6 million, compared to $40.3 million at December 31, 2018.

Deposits and Borrowings

The Company’s balance sheet continues to be primarily funded by core deposits.

Total deposits increased $428.3 million, or 8%, to $5.6 billion at March 31, 2019, compared to December 31, 2018. At March 31, 2019, total deposits excluding brokered CDs grew $281.1 million, or 6%, from year-end 2018.

Since December 31, 2018, interest bearing deposits (interest bearing demand, savings and money market deposits) increased $119.1 million or 4% to $2.8 billion, and CDs (excluding broker CDs) increased $55.6 million or 8% to $760.9 million. Noninterest demand deposits were higher by $106.4 million or 7% compared to year-end 2018, totaling $1.7 billion. Noninterest demand deposits represented 30% of total deposits at March 31, 2019 and December 31, 2018. Core deposit growth reflects our success in growing households through our unique capabilities in customer analytics and marketing automation.

During the three months ended March 31, 2019, $134.1 million of brokered CDs at an average rate of 2.19% matured, and the Company acquired $281.3 million in brokered CDs at a weighted average rate of 2.31%. Of the $281.3 million acquired, $231.3 million matures in the second quarter of 2019 and $50.0 million matures in the fourth quarter of 2019. Total brokered CDs at March 31, 2019 totaled $367.8 million compared to $220.6 million at December 31, 2018.

Customer repurchase agreements totaled $148.0 million at March 31, 2019, decreasing $66.3 million or 31% from December 31, 2018. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

No unsecured federal funds purchased were outstanding at March 31, 2019.

At March 31, 2019 and December 31, 2018, borrowings were comprised of subordinated debt of $70.9 million and $70.8 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $3.0 million and $380.0 million, respectively. At March 31, 2019, the remaining $3.0 million of FHLB borrowings matures in April 2019. The weighted average rate for FHLB funds during the three months ended March 31, 2019 and 2018 was 2.53% and 1.51%, respectively, and compared to 1.99% for the year ended December 31, 2018. Secured FHLB borrowings are an integral tool in liquidity management for the Company.

The Company issued subordinated debt in conjunction with its wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were formed in 2005. In 2007, the Company issued additional subordinated debt for its wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 subordinated debt for each trust totaled $20.6 million (aggregating to $41.2 million) and the 2007 subordinated debt totaled $12.4 million. As part of the October 1, 2014 The BANKshares Inc. acquisition, the Company inherited three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. Also, as part of the Grand acquisition, the Company inherited an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASC Topic 805 Business Combinations) were recorded at fair value, which collectively is $4.4 million lower than face value at March 31, 2019. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 5.14% and 3.99% for the three months ended March 31, 2019 and 2018, respectively, and compared to 4.48% for the year ended December 31, 2018.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $992.4 million at March 31, 2019 and $982.7 million at December 31, 2018.

Capital Resources

The Company’s equity capital at March 31, 2019 increased $32.2 million from December 31, 2018 to $896.4 million.

The ratio of shareholders’ equity to period end total assets was 13.21% and 12.81% at March 31, 2019 and December 31, 2018, respectively. The ratio of tangible shareholders’ equity to tangible assets was 10.18% and 9.72% at March 31, 2019 and December 31, 2018, respectively. Equity has increased as a result of earnings retained by the Company.

Activity in shareholders’ equity for the three months ended March 31, 2019 and 2018 follows:

(In thousands)	2019	2018
Beginning balance at December 31, 2018 and 2017	$864,267	$689,664
Net income	22,705	18,027
Stock compensation (net of Treasury shares acquired)	609	2,064
Change in other comprehensive income	8,843	(7,894)
Ending balance at March 31, 2019 and 2018	$896,424	$701,861

Capital ratios are well above regulatory requirements for well-capitalized institutions. Seacoast management's use of risk-based capital ratios in its analysis of the Company’s capital adequacy are “non-GAAP” financial measures. Seacoast management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies (see “Note J – Equity Capital”).

March 31, 2019	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	15.00%	14.14%	10.0%
Tier 1 Capital Ratio	14.36%	13.50%	8.0%
Common Equity Tier 1 Ratio (CET1)	12.98%	13.50%	6.5%
Leverage Ratio	11.28%	10.60%	5.0%
[1]For subsidiary bank only

The Company’s total risk-based capital ratio was 15.00% at March 31, 2019, an increase from December 31, 2018’s ratio of 14.43%. Higher earnings have been a primary contributor. At March 31, 2019, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.60%, well above the minimum to be well capitalized under regulatory guidelines.

Accumulated other comprehensive income increased $8.8 million during the three months ended March 31, 2019 from December 31, 2018, primarily reflecting the impact of lower interest rates on available for sale securities.

The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $124.0 million of dividends to the Company.

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

The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from our acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $70.9 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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

The provision for loan losses is the result of a detailed analysis estimating for probable loan losses. The analysis includes the evaluation of impaired and purchased credit impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) Topic 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. The provision for loan losses for the first quarter of 2019 was $1.4 million, which compared to $1.1 million for the first quarter of 2018. The Company incurred net charge-offs during the first quarter of 2019 of $1.0 million, and net charge-offs were near zero for the first quarter of 2018. Net charge-offs for the first quarter of 2019 were 0.08% of average loans, and for the four most recent quarters averaged 0.16% of outstanding loans. Delinquency trends remain low, with nonperforming loans decreasing $4.1 million during the quarter ended March 31, 2019 (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses incurred in the loan portfolio. The allowance for loan losses increased $4.7 million, or 17%, to $32.8 million at March 31, 2019, compared to $28.1 million at March 31, 2018. The allowance for loan and lease losses (“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loan's expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total ALLL.

The first component of the ALLL analysis involves the estimation of an allowance specific to individually evaluated impaired portfolio loans, including accruing and non-accruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation or operation of the collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed uncollectible. Restructured consumer loans are also evaluated and included in this element of the estimate. As of March 31, 2019, the specific allowance related to impaired portfolio loans individually evaluated totaled $2.4 million, and compared to $2.7 million at March 31, 2018. Residential loans that become 90 days past due are placed on nonaccrual and a specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

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

The final component consists of amounts reserved for purchased unimpaired loans ("PUL"). Loans collectively evaluated for impairment reported at March 31, 2019 include loans acquired from acquisitions that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. Fair value discount amounts are accreted into income over the remaining lives of the related loans on a level yield basis.

The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 0.89% at March 31, 2019, no change compared to December 31, 2018. The risk profile of the loan portfolio reflects adherence to credit management methodologies to execute a low risk strategic plan for loan growth. New loan production is focused on residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, as well as consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At March 31, 2019, the Company had $1.3 billion in loans secured by residential real estate and $2.2 billion in loans secured by commercial real estate, representing 28% and 45% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it only operates in Florida.

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

Management has established a transition oversight committee responsible for implementing the allowance guidance set forth under
ASU 2016-13, Financial Instruments –Credit Losses (Topic 326). Development of accounting policies and business processes is currently underway and will be established in time for the Company to adopt the new guidance on January 1, 2020. The Company may recognize an increase in the allowance for credit losses upon adoption, recorded as a one-time cumulative adjustment to retained earnings. However, the magnitude of the impact on the Company's consolidated financial statements has not yet been determined.

Note F to the financial statements (titled “Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at March 31, 2019 and December 31, 2018.

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

The fair value of the available for sale securities portfolio at March 31, 2019 was less than historical amortized cost, producing net unrealized losses of $5.0 million that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2019 and 2018. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

During 2014, management identified $158.8 million of investment securities available for sale and transferred them to held for investment. The unrealized holding losses at the date of transfer totaled $3.1 million. For the securities that were transferred into the held for investment category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. At March 31, 2019, the remaining unamortized amount of these losses was $0.6 million. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. Management believes the securities transferred are a core banking asset that they now intend to hold until maturity, and if interest rates were to increase before maturity, the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available for sale investment.

The Company also holds 11,330 shares of Visa Class B stock, which following resolution of Visa's litigation will be converted to Visa Class A shares. Under the current conversion rate that became effective June 28, 2018, the Company expects to receive 1.6298 shares of Class A stock for each share of Class B stock, for a total of 18,465 shares of Visa Class A stock. Our ownership of Visa stock is related to prior ownership in Visa’s network, while Visa operated as a cooperative. This ownership is recorded on our financial records at a zero basis. Also included in other assets is a $6.3 million investment in a CRA related mutual fund carried at fair value.

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

At March 31, 2019, the Company had net deferred tax assets ("DTA") of $24.6 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC Topic 740 Income Taxes. In comparison, at December 31, 2018 the Company had a net DTA of $29.0 million.

Factors that support this conclusion:

•
Income before tax ("IBT") has steadily increased as a result of organic growth, and the 2016 Floridian and BMO, 2017 GulfShore, NorthStar and PBCB, and 2018 First Green acquisitions will further assist in achieving management’s forecast of future earnings which recovers the remaining state net operating loss carry-forwards well before expiration;

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

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisers may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At March 31, 2019, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company's Asset and Liability Management Committee ("ALCO") uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to instantaneous changes in market rates of 100 basis point increases up to 200 basis points of change or a 100 basis point decrease on net interest income and is monitored on a quarterly basis.

The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on January 1, 2019, holding all other changes in the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net Interest Income
Change in Interest Rates	1-12 months	13-24 months

+2.00%	5.65%	7.48%
+1.00%	2.91%	3.92%
Current	0.00%	0.00%
-1.00%	-2.69%	-4.16%

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 24.5% at March 31, 2019. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

The following table presents the projected impact of a change in interest rates on the balance sheet. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

% Change in Economic Value of Equity
Change in Interest Rates

+2.00%	17.30%
+1.00%	10.40%
Current	0.00%
-1.00%	-13.60%
-2.00%	-27.80%

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2019 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that have occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first three months of 2019, entirely related to equity incentive plan activity, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan[1]	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/19 to 1/31/19	1,431	$26.14	327,337	87,663
2/1/19 to 2/28/19	1,489	25.03	328,826	86,174
3/1/19 to 3/31/19	1,353	27.57	330,179	84,821
Year to Date 2019	4,273	$26.21	330,179	84,821
1The plan to purchase equity securities totaling 165,000 was approved on September 18, 2001, with no expiration date. An additional 250,000 shares were added to the plan and approved on May 20, 2014.

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
Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 7, 2019	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

May 7, 2019	/s/ Charles M. Shaffer
CHARLES M. SHAFFER
Executive Vice President & Chief Financial Officer