Form 10-Q/A
period 2019-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2019-05-08
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period from _______________ to __________________.

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

Common Stock, $0.10 Par Value – 51,413,988 shares as of March 31, 2019

EXPLANATORY NOTE

The sole purpose of this amendment to Seacoast Banking Corporation of Florida’s (the “Company”) quarterly report on Form 10-Q filed on May 7, 2019 (the “Original Filing”) is to revise certain disclosures included in Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Original Filing.  None of the other information previously disclosed in the Original Filing is modified by this amendment and no revisions are being made to the Company’s financial statements or disclosures pursuant to this amendment.

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

SEACOAST BANKING CORPORATION OF FLORIDA

May 8, 2019	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

May 8, 2019	/s/ Charles M. Shaffer
CHARLES M. SHAFFER
Executive Vice President & Chief Financial Officer