Form 10-Q
period 2019-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2019-08-07
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                            Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Common Stock, $0.10 Par Value – 51,460,617 shares as of June 30, 2019

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Interest and fees on loans	$62,288	$46,519	$124,575	$91,776
Interest and dividends on securities	9,076	9,605	18,346	19,209
Interest on interest bearing deposits and other investments	873	585	1,791	1,201
Total Interest Income	72,237	56,709	144,712	112,186

Interest on deposits	4,825	1,988	8,698	3,526
Interest on time certificates	5,724	2,629	10,683	4,808
Interest on borrowed money	1,552	1,885	4,421	3,883
Total Interest Expense	12,101	6,502	23,802	12,217

Net Interest Income	60,136	50,207	120,910	99,969

Provision for loan losses	2,551	2,529	3,948	3,614

Net Interest Income after Provision for Loan Losses	57,585	47,678	116,962	96,355

Noninterest income
Other income	14,043	12,769	26,888	25,167
Securities losses, net	(466)	(48)	(475)	(150)
Total Noninterest Income (Note I)	13,577	12,721	26,413	25,017

Total Noninterest Expenses (Note I)	41,000	38,246	84,099	75,410
Income Before Income Taxes	30,162	22,153	59,276	45,962

Provision for income taxes	6,909	5,189	13,318	10,971
Net Income	$23,253	$16,964	$45,958	$34,991

Share Data
Net income per share of common stock
Diluted	$0.45	$0.35	$0.88	$0.73
Basic	0.45	0.36	0.89	0.74
Average common shares outstanding
Diluted	51,952	47,974	51,998	47,828
Basic	51,446	47,165	51,403	47,059
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net Income	$23,253	$16,964	$45,958	$34,991
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	11,633	(5,995)	24,309	(17,016)
Reclassification of unrealized losses on securities transferred to available for sale upon adoption of new accounting pronouncement	—	—	(730)	—
Amortization of unrealized losses on securities transferred to held to maturity, net	72	218	143	334
Reclassification adjustment for losses included in net income	556	—	643	—
(Provision) benefit for income taxes	(2,774)	1,543	(6,035)	4,439
Total other comprehensive income (loss)	9,487	(4,234)	18,330	(12,243)
Comprehensive Income	$32,740	$12,730	$64,288	$22,748
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORTATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2019	2018
Assets
Cash and due from banks	$97,792	$92,242
Interest bearing deposits with other banks	61,987	23,709
Total cash and cash equivalents	159,779	115,951

Time deposits with other banks	4,980	8,243

Debt securities:
Securities available for sale (at fair value)	914,615	865,831
Securities held to maturity (fair value $288,450 at June 30, 2019 and $349,895 at December 31, 2018)	287,302	357,949
Total debt securities	1,201,917	1,223,780

Loans held for sale (at fair value)	17,513	11,873

Loans	4,888,139	4,825,214
Less: Allowance for loan losses	(33,505)	(32,423)
Loans, net of allowance for loan losses	4,854,634	4,792,791

Bank premises and equipment, net	68,738	71,024
Other real estate owned	11,043	12,802
Goodwill	205,260	204,753
Other intangible assets, net	22,672	25,977
Bank owned life insurance	125,233	123,394
Net deferred tax assets	19,353	28,954
Other assets	133,764	128,117
Total Assets	$6,824,886	$6,747,659

Liabilities
Deposits	$5,541,209	$5,177,240
Securities sold under agreements to repurchase, maturing within 30 days	82,015	214,323
Federal Home Loan Bank (FHLB) borrowings	140,000	380,000
Subordinated debt	70,944	70,804
Other liabilities	60,479	41,025
Total Liabilities	5,894,647	5,883,392

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 51,711,513 and outstanding 51,460,617 at June 30, 2019, and authorized 120,000,000, issued 51,514,734 and outstanding 51,361,079 shares at December 31, 2018	5,146	5,136
Other shareholders' equity	925,093	859,131
Total Shareholders' Equity	930,239	864,267
Total Liabilities and Shareholders' Equity	$6,824,886	$6,747,659
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$45,958	$34,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,308	3,134
Amortization of premiums and discounts on securities, net	1,223	1,732
Amortization of operating lease right-of-use assets	2,041	—
Other amortization and accretion, net	(1,632)	225
Stock based compensation	4,027	3,622
Origination of loans designated for sale	(139,219)	(159,991)
Sale of loans designated for sale	138,961	173,385
Provision for loan losses	3,948	3,614
Deferred income taxes	3,736	4,559
Losses on sale of securities	643	—
Gains on sale of loans	(3,980)	(5,277)
(Gains) losses on sale and write-downs of other real estate owned	(408)	298
Losses on disposition of fixed assets	464	231
Changes in operating assets and liabilities, net of effects from acquired companies:
Net increase in other assets	(21)	(2,103)
Net (decrease) increase in other liabilities	(9,623)	3,184
Net cash provided by operating activities	49,426	61,604

Cash Flows from Investing Activities
Maturities and repayments of debt securities available for sale	41,564	77,860
Maturities and repayments of debt securities held to maturity	16,935	34,360
Proceeds from sale of debt securities available for sale	73,297	—
Purchases of debt securities available for sale	(87,433)	(101,354)
Maturities of time deposits with other banks	3,263	1,991
Net new loans and principal repayments	(12,017)	(161,038)
Purchases of loans held for investment	(50,562)	—
Proceeds from sale of other real estate owned	2,722	5,184
Proceeds from sale of FHLB and Federal Reserve Bank Stock	29,070	20,570
Purchase of FHLB and Federal Reserve Bank Stock	(22,648)	(23,055)
Proceeds from sale of Visa Class B Stock	—	21,333
Redemption of bank owned life insurance	12,378	4,232
Additions to bank premises and equipment	(1,485)	(2,475)
Net cash provided by (used in) investing activities	5,084	(122,392)
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash Flows from Financing Activities
Net increase in deposits	$363,969	$104,720
Net decrease in federal funds purchased and repurchase agreements	(132,308)	(16,044)
Net decrease in FHLB borrowings with original maturities of three months or less	(177,000)	(66,000)
Repayments of FHLB borrowings with original maturities of more than three months	(63,000)	—
Proceeds from FHLB borrowings with original maturities of more than three months	—	60,000
Stock based employee benefit plans	(2,343)	129
Dividends paid	—	—
Net cash (used in) provided by financing activities	(10,682)	82,805
Net increase in cash and cash equivalents	43,828	22,017
Cash and cash equivalents at beginning of period	115,951	109,504
Cash and cash equivalents at end of period	$159,779	$131,521

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,200	$11,919
Cash paid during the period for taxes	6,000	6,200
Initial recognition of operating lease right-of-use assets	29,077	—
Initial recognition of operating lease liabilities	33,403	—

Supplemental disclosure of non cash investing activities:
Transfer of debt securities from held to maturity to available for sale	$52,796	$—
Transfers from loans to other real estate owned	555	4,207
Transfers from bank premises to other real estate owned	—	2,052
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at March 31, 2019	51,414	$5,141	$780,680	$119,779	$(4,959)	$(4,217)	$896,424
Comprehensive income	—	—	—	23,253	—	9,487	32,740
Stock based compensation expense	—	—	1,899	—	—	—	1,899
Common stock issued for stock based employee benefit plans	22	2	(12)	—	(1,178)	—	(1,188)
Common stock issued for stock options	25	3	361	—	—	—	364
Three months ended June 30, 2019	47	5	2,248	23,253	(1,178)	9,487	33,815
Balance at June 30, 2019	51,461	$5,146	$782,928	$143,032	$(6,137)	$5,270	$930,239

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at March 31, 2018	46,983	$4,698	$663,727	$47,826	$(2,279)	$(12,110)	$701,862
Comprehensive income	—	—	—	16,964	—	(4,234)	12,730
Stock based compensation expense	—	—	2,167	—	—	—	2,167
Common stock issued for stock based employee benefit plans	(6)	17	(11)	—	(605)	—	(599)
Common stock issued for stock options	187	1	2	—	—	—	3
Three months ended June 30, 2018	181	18	2,158	16,964	(605)	(4,234)	14,301
Balance at June 30, 2018	47,164	$4,716	$665,885	$64,790	$(2,884)	$(16,344)	$716,163

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2018	51,361	$5,136	$778,501	$97,074	$(3,384)	$(13,060)	$864,267
Comprehensive income	—	—	—	45,958	—	18,330	64,288
Stock based compensation expense	—	—	4,028	—	—	—	4,028
Common stock issued for stock based employee benefit plans	71	7	(26)	—	(2,753)	—	(2,772)
Common stock issued for stock options	29	3	425	—	—	—	428
Six months ended June 30, 2019	100	10	4,427	45,958	(2,753)	18,330	65,972
Balance at June 30, 2019	51,461	$5,146	$782,928	$143,032	$(6,137)	$5,270	$930,239

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2017	46,918	$4,693	$661,632	$29,914	$(2,359)	$(4,216)	$689,664
Comprehensive income	—	—	—	34,991	—	(12,243)	22,748
Reclassification of unrealized losses on equity investment upon adoption of new accounting pronouncement	—	—	—	(115)	—	115	—
Stock based compensation expense	—	—	3,622	—	—	—	3,622
Common stock issued for stock based employee benefit plans	(3)	17	(13)	—	(525)	—	(521)
Common stock issued for stock options	249	6	644	—	—	—	650
Six months ended June 30, 2018	246	23	4,253	34,876	(525)	(12,128)	26,499
Balance at June 30, 2018	47,164	$4,716	$665,885	$64,790	$(2,884)	$(16,344)	$716,163
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

Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company elected certain practical expedients offered by the FASB for all classes of leased assets. As a result, the Company has not reassessed whether existing contracts are or contain leases, nor has the Company reassessed the classification of existing leases. The Company elected not to separate lease and non-lease components and instead accounts for them as a single lease component. The Company also elected to exclude short-term leases from the recognition of right-of-use assets and lease liabilities. Therefore, if the lease term is equal to or less than twelve months (including the renewal options that we are reasonably certain to exercise) and we are not reasonably certain to exercise any available purchase options in the lease, we do not apply the new lease accounting guidance for those leases. The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of ROUAs.
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

Date of Adoption
This amendment is effective for SEC registrants that are not Smaller Reporting Companies, including the Company, for reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods after December 15, 2018, including interim reporting periods within that period.

Effect on the Consolidated Financial Statements
The Company continues to validate and refine the credit loss estimation techniques and related processes that have been developed. Updates to business processes and the documentation of accounting policy decisions are ongoing. The Company expects to recognize an increase in the allowance for credit losses upon adoption, which will be recorded as a one-time cumulative adjustment to retained earnings at the adoption date, January 1, 2020. However, the magnitude of the impact on the Company's consolidated financial statements has not yet been determined.

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

For both the three and six months ended June 30, 2019, options to purchase 494,000 shares were antidilutive in each period and, accordingly, were excluded in the computation of diluted earnings per share, compared to 479,000 and 378,000 shares, respectively, for the three and six months ended June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Basic earnings per share
Net income	$23,253	$16,964	$45,958	$34,991
Average common shares outstanding	51,446	47,165	51,403	47,059
Net income per share	$0.45	$0.36	$0.89	$0.74

Diluted earnings per share
Net income	$23,253	$16,964	$45,958	$34,991
Average common shares outstanding	51,446	47,165	51,403	47,059
Add: Dilutive effect of employee restricted stock and stock options	506	809	595	769
Average diluted shares outstanding	51,952	47,974	51,998	47,828
Net income per share	$0.45	$0.35	$0.88	$0.73

Note D – Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$10,781	$240	$—	$11,021
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	554,889	7,072	(1,610)	560,351
Private mortgage-backed securities and collateralized mortgage obligations	64,224	1,692	(5)	65,911
Collateralized loan obligations	242,702	2	(1,133)	241,571
Obligations of state and political subdivisions	34,837	1,035	(111)	35,761
Totals	$907,433	$10,041	$(2,859)	$914,615

Debt securities held to maturity
Mortgage-backed securities of U.S. Government Sponsored Entities	$287,302	$2,910	$(1,762)	$288,450
Totals	$287,302	$2,910	$(1,762)	$288,450

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$7,200	$106	$(6)	$7,300
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	567,753	300	(14,047)	554,006
Private mortgage-backed securities and collateralized mortgage obligations	55,569	560	(401)	55,728
Collateralized loan obligations	212,807	1	(3,442)	209,366
Obligations of state and political subdivisions	39,543	339	(451)	39,431
Totals	$882,872	$1,306	$(18,347)	$865,831

Debt securities held to maturity
Mortgage-backed securities of U.S. Government Sponsored Entities	$304,423	$—	$(7,324)	$297,099
Private mortgage-backed securities and collateralized mortgage obligations	21,526	277	(130)	21,673
Collateralized loan obligations	32,000	—	(877)	31,123
Totals	$357,949	$277	$(8,331)	$349,895

Proceeds from sales of securities during the three and six months ended June 30, 2019 were $38.2 million and $73.3 million, respectively. Included in "Securities losses, net" for the three months ended June 30, 2019 are gross losses of $0.6 million, and for the six months ended June 30, 2019, are gross gains of $0.3 million and gross losses of $0.9 million. Also included in “Securities losses, net” for the three and six months ended June 30, 2019 is an increase of $0.1 million and $0.2 million, respectively, in the value of an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities.

There were no sales of securities during the three and six months ended June 30, 2018. Included in “Securities losses, net” for the three and six months ended June 30, 2018, is a decrease of $0.1 million and $0.2 million, respectively, in the value of the CRA-qualified mutual fund investment.

On January 1, 2019, the Company adopted ASU 2017-12 and subsequently transferred held to maturity debt securities with an amortized cost basis of $53.5 million to available for sale. Those securities had unrealized losses of $0.7 million that was recorded in other comprehensive income on the date of transfer.

At June 30, 2019, debt securities with a fair value of $93.6 million were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Debt securities with a fair value of $106.4 million were pledged as collateral for repurchase agreements.

The amortized cost and fair value of debt securities held to maturity and available for sale at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$8,262	$8,288
Due after one year through five years	—	—	120,813	120,747
Due after five years through ten years	—	—	150,800	150,501
Due after ten years	—	—	8,445	8,817
	—	—	288,320	288,353
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	287,302	288,450	554,889	560,351
Private mortgage-backed securities and collateralized mortgage obligations	—	—	64,224	65,911
Totals	$287,302	$288,450	$907,433	$914,615

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the fair value of debt securities with unrealized losses and the period of time for which these losses were outstanding at June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$54,200	$(236)	$221,222	$(3,136)	$275,422	$(3,372)
Private mortgage-backed securities and collateralized mortgage obligations	11,343	(5)	—	—	11,343	(5)
Collateralized loan obligations	183,452	(635)	53,002	(498)	236,454	(1,133)
Obligations of state and political subdivisions	—	—	3,577	(111)	3,577	(111)
Totals	$248,995	$(876)	$277,801	$(3,745)	$526,796	$(4,621)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$99	$(1)	$642	$(5)	$741	$(6)
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	200,184	(2,235)	623,420	(19,136)	823,604	(21,371)
Private mortgage-backed securities and collateralized mortgage obligations	20,071	(344)	12,739	(187)	32,810	(531)
Collateralized loan obligations	238,894	(4,319)	—	—	238,894	(4,319)
Obligations of state and political subdivisions	19,175	(241)	9,553	(210)	28,728	(451)
Totals	$478,423	$(7,140)	$646,354	$(19,538)	$1,124,777	$(26,678)

The two tables above include debt securities held to maturity that were transferred from available for sale into held to maturity during 2014. Those securities had unrealized losses of $3.1 million at the date of transfer, and at June 30, 2019, the unamortized balance was $0.4 million.

At June 30, 2019, the Company had $3.4 million of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of government sponsored entities having a fair value of $275.4 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these mitigating factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2019, the Company had unrealized losses of $1.1 million on collateralized loan obligations with a fair value of $236.5 million. The collateral for these securities is first lien senior secured corporate debt. The Company holds senior tranches rated credit A or higher. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2019, the Company does not intend to sell debt securities that are in an unrealized loss position and it is not more than likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at June 30, 2019.

Included in other assets at June 30, 2019 is $36.8 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Also included in other assets is a $6.4 million investment in a CRA-qualified mutual fund carried at fair value.

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

Note E – Loans

Information pertaining to portfolio loans, purchased credit impaired (“PCI”) loans, and purchased unimpaired loans (“PUL”) is as follows:

	June 30, 2019
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$300,182	$155	$79,654	$379,991
Commercial real estate	1,552,024	10,324	627,937	2,190,285
Residential real estate	1,153,951	2,468	243,765	1,400,184
Commercial and financial	605,237	634	95,876	701,747
Consumer	205,964	—	9,968	215,932
Totals[1]	$3,817,358	$13,581	$1,057,200	$4,888,139

	December 31, 2018
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$301,473	$151	$141,944	$443,568
Commercial real estate	1,437,989	10,828	683,249	2,132,066
Residential real estate	1,055,525	2,718	266,134	1,324,377
Commercial and financial	603,057	737	118,528	722,322
Consumer	190,207	—	12,674	202,881
Totals[1]	$3,588,251	$14,434	$1,222,529	$4,825,214
[1]Net loan balances as of June 30, 2019 and December 31, 2018 include deferred costs of $18.2 million and $16.9 million for each period, respectively.

 The following tables present the contractual delinquency of the recorded investment by class of loans as of:

	June 30, 2019
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total Financing Receivables
Portfolio Loans
Construction and land development	$295,828	$—	$4,328	$—	$26	$300,182
Commercial real estate	1,543,584	1,098	1,423	—	5,919	1,552,024
Residential real estate	1,143,397	2,686	121	—	7,747	1,153,951
Commercial and financial	597,048	5,764	221	172	2,032	605,237
Consumer	205,157	374	306	41	86	205,964
Total Portfolio Loans	3,785,014	9,922	6,399	213	15,810	3,817,358

Purchased Unimpaired Loans
Construction and land development	78,693	387	—	—	574	79,654
Commercial real estate	625,472	166	326	—	1,973	627,937
Residential real estate	242,698	—	131	—	936	243,765
Commercial and financial	95,311	—	—	—	565	95,876
Consumer	9,938	—	—	—	30	9,968
Total PULs	1,052,112	553	457	—	4,078	1,057,200

Purchased Credit Impaired Loans
Construction and land development	141	—	—	—	14	155
Commercial real estate	9,353	—	—	—	971	10,324
Residential real estate	562	—	—	—	1,906	2,468
Commercial and financial	617	—	—	—	17	634
Consumer	—	—	—	—	—	—
Total PCI Loans	10,673	—	—	—	2,908	13,581

Total Loans	$4,847,799	$10,475	$6,856	$213	$22,796	$4,888,139

	December 31, 2018
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total Financing Receivables
Portfolio Loans
Construction and land development	$301,348	$97	$—	$—	$28	$301,473
Commercial real estate	1,427,413	3,852	97	141	6,486	1,437,989
Residential real estate	1,044,375	2,524	525	295	7,806	1,055,525
Commercial and financial	594,930	5,186	1,661	—	1,280	603,057
Consumer	189,061	637	326	—	183	190,207
Total Portfolio Loans	3,557,127	12,296	2,609	436	15,783	3,588,251

Purchased Unimpaired Loans
Construction and land development	140,013	1,931	—	—	—	141,944
Commercial real estate	680,060	1,846	—	—	1,343	683,249
Residential real estate	260,781	1,523	—	90	3,740	266,134
Commercial and financial	116,173	342	—	—	2,013	118,528
Consumer	12,643	—	31	—	—	12,674
Total PULs	1,209,670	5,642	31	90	7,096	1,222,529

Purchased Credit Impaired Loans
Construction and land development	135	—	—	—	16	151
Commercial real estate	8,403	1,034	—	—	1,391	10,828
Residential real estate	556	—	—	—	2,162	2,718
Commercial and financial	74	635	—	—	28	737
Consumer	—	—	—	—	—	—
Total PCI Loans	9,168	1,669	—	—	3,597	14,434

Total Loans	$4,775,965	$19,607	$2,640	$526	$26,476	$4,825,214

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

Risk ratings on commercial lending facilities are re-evaluated during the annual review process at a minimum, based on the size of the aggregate exposure, and/or when there is a credit action of the existing credit exposure. The following tables present the risk category of loans by class based on the most recent analysis performed as of:

	June 30, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Construction and land development	$372,287	$2,534	$5,170	$—	$379,991
Commercial real estate	2,123,840	39,942	26,503	—	2,190,285
Residential real estate	1,375,087	5,148	19,949	—	1,400,184
Commercial and financial	684,628	10,806	6,019	294	701,747
Consumer	212,444	2,421	1,067	—	215,932
Totals	$4,768,286	$60,851	$58,708	$294	$4,888,139

	December 31, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Construction and land development	$428,044	$10,429	$5,095	$—	$443,568
Commercial real estate	2,063,589	41,429	27,048	—	2,132,066
Residential real estate	1,296,634	3,654	24,089	—	1,324,377
Commercial and financial	707,663	8,387	6,247	25	722,322
Consumer	198,367	3,397	1,117	—	202,881
Totals	$4,694,297	$67,296	$63,596	$25	$4,825,214

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

The table below summarizes the changes in accretable yield on PCI loans for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$2,608	$3,552	$2,924	$3,699
Additions	—	—	—	—
Deletions	—	—	—	(43)
Accretion	(273)	(262)	(1,049)	(705)
Reclassification from non-accretable difference	9	(101)	469	238
Ending balance	$2,344	$3,189	$2,344	$3,189

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

During the three and six months ended June 30, 2019, there were two loans totaling $0.4 million and four loans totaling $2.4 million, respectively, modified in a TDR. There were no defaults on loans modified in a TDR within the twelve months preceding June 30, 2019. During the three and six months ended June 30, 2018 there was one loan totaling $0.1 million modified in a TDR. There was one loan that defaulted which had been modified in a TDR of $0.1 million during the twelve months preceding June 30, 2018. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and a specific allowance for loan loss is assigned in accordance with the Company’s policy.

Impaired Loans

Loans are considered impaired if they are 90 days or more past due, in nonaccrual status, or are TDRs. As of June 30, 2019 and December 31, 2018, the Company’s recorded investment in impaired loans, excluding PCI loans, the unpaid principal balance and related valuation allowance was as follows:

	June 30, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$588	$791	$—
Commercial real estate	5,651	6,965	—
Residential real estate	9,939	14,462	—
Commercial and financial	1,679	1,938	—
Consumer	147	160	—
Impaired Loans with an Allowance Recorded:
Construction and land development	169	184	19
Commercial real estate	9,591	12,758	338
Residential real estate	5,336	5,478	543
Commercial and financial	1,294	1,444	1,179
Consumer	294	308	119
Total Impaired Loans
Construction and land development	757	975	19
Commercial real estate	15,242	19,723	338
Residential real estate	15,275	19,940	543
Commercial and financial	2,973	3,382	1,179
Consumer	441	468	119
Totals	$34,688	$44,488	$2,198

	December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$15	$229	$—
Commercial real estate	3,852	5,138	—
Residential real estate	13,510	18,111	—
Commercial and financial	1,191	1,414	—
Consumer	280	291	—
Impaired Loans with an Allowance Recorded:
Construction and land development	196	211	22
Commercial real estate	9,786	12,967	369
Residential real estate	5,537	5,664	805
Commercial and financial	2,131	2,309	1,498
Consumer	202	211	34
Total Impaired Loans
Construction and land development	211	440	22
Commercial real estate	13,638	18,105	369
Residential real estate	19,047	23,775	805
Commercial and financial	3,322	3,723	1,498
Consumer	482	502	34
Totals	$36,700	$46,545	$2,728

Impaired loans also include TDRs where concessions have been granted to borrowers who have experienced financial difficulty. At June 30, 2019 and at December 31, 2018, accruing TDRs totaled $14.5 million and $13.3 million, respectively.

Average impaired loans for the three months ended June 30, 2019 and 2018 were $35.2 million and $34.4 million, respectively. The impaired loans were measured for impairment based on the value of underlying collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. The valuation allowance is included in the allowance for loan losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions in principal. For the three months ended June 30, 2019, and 2018, the Company recorded interest income on impaired loans of $0.4 million and $0.6 million, respectively. For the six months ended June 30, 2019, and 2018, the Company recorded interest income on impaired loans of $0.8 million and $0.9 million, respectively.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, interest income represents the change in present value attributable to the passage of time, and totaled $27,000 and $33,000, respectively, for the three months ended June 30, 2019 and 2018, and $62,000 and $121,000, respectively, for the six months ended June 30, 2019 and 2018.

Note F – Allowance for Loan Losses

Activity in the allowance for loan losses for the three and six month periods ended June 30, 2019 and 2018 is summarized as follows:

	Three Months Ended June 30, 2019
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$2,320	$(79)	$(1)	$3	$—	$2,243
Commercial real estate	11,753	(433)	—	565	(15)	11,870
Residential real estate	7,445	51	(28)	51	(11)	7,508
Commercial and financial	8,573	2,114	(1,881)	106	—	8,912
Consumer	2,731	898	(734)	78	(1)	2,972
Totals	$32,822	$2,551	$(2,644)	$803	$(27)	$33,505

	Three Months Ended June 30, 2018
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$2,058	$224	$—	$5	$—	$2,287
Commercial real estate	8,842	210	(14)	103	(15)	9,126
Residential real estate	8,047	414	(27)	433	(17)	8,850
Commercial and financial	7,393	1,630	(1,945)	24	—	7,102
Consumer	1,778	51	(328)	59	(1)	1,559
Totals	$28,118	$2,529	$(2,314)	$624	$(33)	$28,924

	Six Months Ended June 30, 2019
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$2,233	$4	$—	$7	$(1)	$2,243
Commercial real estate	11,112	192	(16)	612	(30)	11,870
Residential real estate	7,775	(363)	(65)	190	(29)	7,508
Commercial and financial	8,585	2,967	(2,825)	185	—	8,912
Consumer	2,718	1,148	(1,217)	325	(2)	2,972
Totals	$32,423	$3,948	$(4,123)	$1,319	$(62)	$33,505

	Six Months Ended June 30, 2018
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$1,642	$635	$—	$10	$—	$2,287
Commercial real estate	9,285	(365)	(14)	250	(30)	9,126
Residential real estate	7,131	1,201	(27)	634	(89)	8,850
Commercial and financial	7,297	1,900	(2,143)	48	—	7,102
Consumer	1,767	243	(635)	186	(2)	1,559
Totals	$27,122	$3,614	$(2,819)	$1,128	$(121)	$28,924

The allowance for loan losses is comprised of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio, excluding PCI loans, and related allowance at June 30, 2019 and December 31, 2018 is shown in the following tables:

	June 30, 2019
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$757	$19	$379,079	$2,224	$379,836	$2,243
Commercial real estate	15,242	338	2,164,719	11,532	2,179,961	11,870
Residential real estate	15,275	543	1,382,441	6,965	1,397,716	7,508
Commercial and financial	2,973	1,179	698,140	7,733	701,113	8,912
Consumer	441	119	215,491	2,853	215,932	2,972
Totals	$34,688	$2,198	$4,839,870	$31,307	$4,874,558	$33,505

	December 31, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$211	$22	$443,206	$2,211	$443,417	$2,233
Commercial real estate	13,638	369	2,107,600	10,743	2,121,238	11,112
Residential real estate	19,047	805	1,302,612	6,970	1,321,659	7,775
Commercial and financial	3,322	1,498	718,263	7,087	721,585	8,585
Consumer	482	34	202,399	2,684	202,881	2,718
Totals	$36,700	$2,728	$4,774,080	$29,695	$4,810,780	$32,423

Loans collectively evaluated for impairment reported at June 30, 2019 included acquired loans that are not PCI loans. At June 30, 2019, the remaining fair value adjustments for PUL loans was approximately $39.9 million, or approximately 3.8% of the outstanding aggregate PUL balances. At December 31, 2018, the remaining fair value adjustments for PUL loans was approximately $47.0 million, or 3.9% of the outstanding aggregate PUL balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	PCI Loans Individually Evaluated for Impairment
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$155	$—	$151	$—
Commercial real estate	10,324	—	10,828	—
Residential real estate	2,468	—	2,718	—
Commercial and financial	634	—	737	—
Consumer	—	—	—	—
Totals	$13,581	$—	$14,434	$—

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

(In thousands)	June 30, 2019	December 31, 2018
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$106,379	$246,829

Note H – Lease Commitments

The Company is the lessee in various noncancellable operating leases for land, buildings, and equipment. Certain leases contain provisions for variable lease payments that are linked to the consumer price index. Lease cost for the three and six months ended June 30, 2019 consists of:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,384	$2,789
Variable lease cost	290	596
Short-term lease cost	191	420
Sublease income	(133)	(261)
Total lease cost	$1,732	$3,544

The following table provides supplemental information related to leases as of and for the six months ended June 30, 2019:

(In thousands, except for weighted average data)	June 30, 2019
Operating lease right-of-use assets	$27,036
Operating lease liabilities	31,141
Cash paid for amounts included in the measurement of operating lease liabilities	2,981
Right-of-use assets obtained in exchange for new operating lease obligations	—
Weighted average remaining lease term for operating leases	9 years
Weighted average discount rate for operating leases	4.70%

The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the lease liability. Maturities of lease liabilities as of June 30, 2019 are as follows:

Twelve Months Ended June 30,	(In thousands)
2020	$5,866
2021	4,827
2022	4,622
2023	3,666
2024	3,456
Thereafter	16,159
Total undiscounted cash flows	38,596
Less: Net present value adjustment	(7,455)
Total	$31,141

Note I – Noninterest Income and Expense

Details of noninterest income and expenses for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Noninterest income
Service charges on deposit accounts	$2,894	$2,674	$5,591	$5,346
Trust fees	1,147	1,039	2,164	2,060
Mortgage banking fees	1,734	1,336	2,849	2,738
Brokerage commissions and fees	541	461	977	820
Marine finance fees	201	446	563	1,019
Interchange income	3,405	3,076	6,806	6,018
BOLI income	927	1,066	1,842	2,122
SBA gains	691	748	1,327	1,482
Other income	2,503	1,923	4,769	3,562
	14,043	12,769	26,888	25,167
Securities losses, net	(466)	(48)	(475)	(150)
Total	$13,577	$12,721	$26,413	$25,017

Noninterest expense
Salaries and wages	$19,420	$16,429	$37,926	$31,810
Employee benefits	3,195	3,034	7,401	6,115
Outsourced data processing costs	3,876	3,393	7,721	7,072
Telephone/data lines	893	643	1,704	1,255
Occupancy	3,741	3,316	7,548	6,433
Furniture and equipment	1,544	1,468	3,301	2,925
Marketing	1,211	1,344	2,343	2,596
Legal and professional fees	2,033	2,301	4,880	4,274
FDIC assessments	337	595	825	1,193
Amortization of intangibles	1,456	1,004	2,914	1,993
Foreclosed property expense and net (gain)/loss on sale	(174)	405	(214)	597
Other	3,468	4,314	7,750	9,147
Total	$41,000	$38,246	$84,099	$75,410

Note J – Equity Capital

The Company is well capitalized and at June 30, 2019, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

Note L – Fair Value

Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2019 and December 31, 2018 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Available for sale debt securities[1]	$914,615	$100	$914,515	$—
Loans held for sale[2]	17,513	—	17,513	—
Loans[3]	7,706	—	2,023	5,683
Other real estate owned[4]	11,043	—	266	10,777
Equity securities[5]	6,374	6,374	—	—

December 31, 2018
Available for sale debt securities[1]	$865,831	$100	$865,731	$—
Loans held for sale[2]	11,873	—	11,873	—
Loans[3]	8,590	—	2,290	6,300
Other real estate owned[4]	12,802	—	297	12,505
Equity securities[5]	6,205	6,205	—	—
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

Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on nonaccrual as of June 30, 2019 and December 31, 2018. The aggregate fair value and contractual balance of loans held for sale as of June 30, 2019 and December 31, 2018 is as follows:

(In thousands)	June 30, 2019	December 31, 2018
Aggregate fair value	$17,513	$11,873
Contractual balance	16,818	11,562
Excess	695	311

Loans: Level 2 loans consist of impaired real estate loans which are collateral dependent. Fair value is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluations are based on the comparative sales approach. Level 3 loans consist of commercial and commercial real estate impaired loans. For these loans evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At June 30, 2019, the capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.6%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $7.7 million with a specific reserve of $2.2 million at June 30, 2019, compared to $8.6 million with a specific reserve of $2.7 million at December 31, 2018.

For loans classified as level 3, the changes included additions of $1.2 million related to loans that became impaired during 2019, offset by paydowns and chargeoffs of $1.8 million for the six months ended June 30, 2019.

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

For OREO classified as level 3 during the six months ended June 30, 2019, changes included reductions primarily consisting of sales of $2.2 million offset by the addition of foreclosed loans of $0.4 million.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarter-end valuation process. There were no such transfers for loans and OREO classified as level 3 during the six months ended June 30, 2019 and 2018.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of June 30, 2019 and December 31, 2018 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Financial Assets
Debt securities held to maturity[1]	$287,302	$—	$288,450	$—
Time deposits with other banks	4,980	—	—	4,946
Loans, net	4,846,928	—	—	4,907,725
Financial Liabilities
Deposit liabilities	5,541,209	—	—	5,541,348
Federal Home Loan Bank (FHLB) borrowings	140,000	—	—	139,990
Subordinated debt	70,944	—	61,100	—

December 31, 2018
Financial Assets
Debt securities held to maturity[1]	$357,949	$—	$349,895	$—
Time deposits with other banks	8,243	—	—	8,132
Loans, net	4,784,201	—	—	4,835,248
Financial Liabilities
Deposit liabilities	5,177,240	—	—	5,172,098
Federal Home Loan Bank (FHLB) borrowings	380,000	—	—	380,027
Subordinated debt	70,804	—	61,224	—
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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2019 and December 31, 2018:

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

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial or mortgage. Each loan category is further segmented into fixed and adjustable-rate interest terms as well as performing and nonperforming categories. The fair value of loans is calculated by discounting scheduled cash flows through the estimated life including prepayment considerations, using estimated market discount rates that reflect the risks inherent in the loan. The fair value approach considers market-driven variables including credit related factors and reflects an “exit price” as defined in ASC 820.

Deposit liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.

Note M – Business Combinations

 Acquisition of First Green Bancorp, Inc.

On October 19, 2018, the Company completed its acquisition of First Green Bancorp, Inc (“First Green”). Simultaneously, upon completion of the merger of First Green and the Company, First Green's wholly owned subsidiary bank, First Green Bank, was merged with and into Seacoast Bank. Prior to the acquisition, First Green operated seven branches in the Orlando, Daytona, and Fort Lauderdale markets.

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

Pro-Forma Information

Pro-forma data for the three and six months ended June 30, 2018 presents information as if the acquisition of First Green occurred at the beginning of 2018, as follows:

(In thousands, except per share amounts)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net interest income	$58,205	$115,621
Net income	21,305	43,370
EPS - basic	$0.42	$0.85
EPS - diluted	0.41	0.84

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

The emphasis of this discussion will be on the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2019 compared to December 31, 2018.

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

Second Quarter 2019
Vision 2020 Update
We remain confident in our ability to achieve our Vision 2020 targets announced in 2017.

Vision 2020 Targets
Return on Tangible Assets	1.30% +
Return on Tangible Common Equity	16% +
Efficiency Ratio	Below 50%
Second Quarter Operating Highlights
Modernizing How We Sell

•
After a successful pilot program early this year, we launched marketing efforts in the second quarter highlighting automated fulfillment for small business loan products. While currently limited to a select group of products, the platform offers digitized onboarding and should significantly reduce the cost to originate small business loans to current customers, while maintaining our strict underwriting principles.

Lowering Our Cost to Serve

•
We consolidated one banking center location in the second quarter of 2019 with an eight month payback period and one-time expense of $0.3 million. We have one remaining consolidation planned for the third quarter of 2019.

•
We’ve now achieved our Vision 2020 objective of reducing our footprint by 20% to meet the evolving needs of our customers. We were able to achieve this objective ahead of plan due to successful M&A and the repositioning of our banking center network in strategic growth markets.

•	At quarter end, average deposits per banking center exceeded $113 million, up from $96 million during the same period last year.

•
During the quarter, we completed our previously announced $10 million annual expense reduction initiative, which included reducing the full time equivalent employee count by 50, renegotiating key vendor contracts, and reducing expenses across a number of line items.

Driving Improvements in How Our Business Operates

•
Late last year we launched a large-scale initiative to implement a fully digital loan origination platform across all business banking units. In the second quarter, the implementation and launch were completed. This follows the successful rollout of our fully digital mortgage banking origination platform. This investment should lead to significant improvement in operational efficiency and banker productivity in 2020 and beyond.

Scaling and Evolving Our Culture

•
We continue to invest in business bankers. In the second quarter we on-boarded 5 new bankers, 15 year to date, in order to fully support the strong markets we serve. We have a robust pipeline of talent as we enter the third quarter of 2019 and will continue to opportunistically add top-tier bankers in the Tampa and Fort Lauderdale markets.

Results of Operations

Earnings Overview

Second Quarter 2019 Results and Year to Date Results

We remain confident in our ability to achieve our Vision 2020 targets announced at our Investor Day in early 2017. These include a return on tangible assets of 1.30%+, a return on tangible common equity of 16%+, and an efficiency ratio below 50%. For the second quarter of 2019, the Company reported net income of $23.3 million, or $0.45 per average common diluted share, compared to $22.7 million, or $0.44, for the prior quarter and $17.0 million, or $0.35, for the second quarter of 2018. For the six months ended June 30, 2019, net income was $46.0 million, or $0.88 per average common diluted share, compared to $35.0 million, or $0.73, for the six months ended June 30, 2018. Adjusted net income1 for the second quarter of 2019 totaled $25.8 million, or $0.50, per average common diluted share, compared to $24.2 million, or $0.47, for the prior quarter and $18.3 million, or $0.38, for the second quarter of 2018. For the six months ended June 30, 2019, adjusted net income1 was $50.0 million, or $0.96 per average common diluted share, compared to $37.6 million, or $0.79, for the six months ended June 30, 2018.

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
	2019	2019	2018	2019	2018
Return on average tangible assets	1.50%	1.48%	1.24%	1.49%	1.29%
Return on average tangible shareholders' equity	14.30	14.86	13.08	14.57	13.73
Efficiency ratio	53.48	56.55	58.41	55.01	58.11

Adjusted return on average tangible assets[1]	1.59%	1.50%	1.28%	1.55%	1.33%
Adjusted return on average tangible shareholders' equity[1]	15.17	15.11	13.49	15.14	14.14
Adjusted efficiency ratio[1]	51.44	55.81	57.31	53.62	57.18
[1]Non-GAAP measure. See the reconciliation of net income to adjusted net income and adjusted noninterest expenses to adjusted noninterest expenses.

For the six months ended June 30, 2019, our adjusted return on average tangible assets1 and adjusted return on average tangible shareholders' equity1 improved when compared to the same period in the prior year. This improvement is the result of higher adjusted net income1 in the current year to date period, partially offset by higher tangible assets and higher tangible shareholders' equity. The improvement in the adjusted efficiency ratio1 reflects our disciplined expense control and focus on increasing net revenue (interest and noninterest income combined).

Net Interest Income and Margin

Net interest income (on a fully taxable equivalent basis) for the second quarter of 2019 totaled $60.2 million, decreasing $0.6 million, or 1%, during the quarter compared to the first quarter of 2019, and increasing $9.9 million, or 20%, compared to the second quarter of 2018. For the six months ended June 30, 2019, net interest income (on a fully taxable equivalent basis) totaled $121.1 million, an increase of $20.9 million, or 21%, compared to the six months ended June 30, 2018. Net interest margin was 3.94% in the second quarter 2019, compared to 4.02% in the first quarter 2019 and 3.77% in the second quarter 2018. For the six months ended June 30, 2019 and 2018, net interest margin was 3.98% and 3.78%, respectively.

For the second quarter of 2019, the yield on loans contracted 6 basis points, the yield on securities contracted 2 basis points, and the cost of deposits increased 9 basis points, compared to the first quarter of 2019 results. The impact on net interest income from accretion of purchase discounts on acquired loans was 27 basis points in the second quarter of 2019, compared to 26 basis points in the first quarter of 2019 and 17 basis points in the second quarter of 2018. During the second quarter of 2019, the yield curve declined across all points on the curve, affecting variable rate loans and securities, and reducing add-on rates for new loans originated. Late during the second quarter of 2019, deposit rate pressure began to abate.

For the six months ended June 30, 2019 compared to 2018, net interest income (on a fully taxable equivalent basis) and the net interest margin continued to benefit from a positive remixing of interest earning assets as well as actions taken to reduce reliance on Federal Home Loan Bank advances and migrate funding towards lower rate deposit balances over the past twelve months. Net interest margin improved 20 basis points for the six months ended June 30, 2019, compared to the identical period in 2018. Our loan and debt securities yields were 45 and 25 basis points higher, respectively, while our yield on federal funds sold and

1Non-GAAP measure. See the reconciliation of net income to adjusted net income.     32

other investments was 63 basis points lower, compared to results for the six months ended June 30, 2018. The rate for interest bearing funding was higher by 48 basis points, when comparing the same six-month periods for 2019 and 2018.

Loan growth, balance sheet mix and increases in benchmark interest rates were primary forces affecting net interest income and net interest margin results for 2019, compared to 2018. Acquisitions further accelerated these trends. Organic loan growth of $213.0 million, or 5%, since June 30, 2018, the addition of $631.5 million in loans from the First Green merger, $50.1 million in loans acquired from the wholesale market during the second quarter of 2019 and $19.5 million in loans acquired in the third quarter of 2018 contributed to the net interest income improvement year over year for the six months ended June 30, 2019.

The following table details the trend for net interest income and margin results (on a tax equivalent basis, a non-GAAP measure), the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Second quarter 2019	$60,219	3.94%	4.73%	1.18%
First quarter 2019	60,861	4.02%	4.79%	1.13%
Second quarter 2018	50,294	3.77%	4.25%	0.71%

Six Months Ended June 30, 2019	121,080	3.98%	4.76%	1.15%
Six Months Ended June 30, 2018	100,147	3.78%	4.24%	0.67%
1On tax equivalent basis, a non-GAAP measure. See the reconciliation of net interest income to net interest income on a tax equivalent basis.

Total average loans increased $2.7 million, or 0.1%, for second quarter 2019 compared to first quarter 2019, and increased $893.3 million, or 23%, from the second quarter of 2018. Average debt securities decreased $18.9 million, or 2%, for second quarter 2019 compared to the first quarter 2019, and were $162.3 million, or 12%, lower from the second quarter of 2018. For the six months ended June 30, 2019, total average loans increased $929.8 million, or 24%, and average debt securities decreased $171.6 million, or 12%, compared to the six months ended June 30, 2018.

Average loans as a percentage of average earning assets totaled 79% during the second quarter of 2019, the same as during the first quarter of 2019 and 74% a year ago. As average total loans as a percentage of earning assets has increased, the mix of loans has remained fairly stable, with balances related to commercial real estate representing 45% of total loans at June 30, 2019 and March 31, 2019, and 48% at June 30, 2018 (see “Loan Portfolio”).

Loan production is detailed in the following table for the periods specified:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2019	2019	2018	2019	2018
Commercial pipeline	$261,586	$177,318	$194,928	$261,586	$194,928
Commercial loans closed	156,958	109,076	140,437	266,034	262,501

Residential pipeline	50,479	45,284	63,714	50,479	63,714
Residential loans retained	51,755	49,645	75,036	101,400	154,089
Residential loans sold	61,391	32,558	52,175	93,949	101,862

Consumer and small business pipeline	65,532	67,591	52,915	65,532	52,915
Consumer and small business originations	136,479	118,503	104,910	254,982	203,291

Consumer and small business originations reached $136.5 million during the second quarter of 2019 and $255.0 million year to date, and commercial loans closed totaled $157.0 million for the second quarter of 2019 and $266.0 million year to date. The increase in consumer and small business loan originations is attributable, in part, to our commitment to serving small businesses and the expansion of our Small Business Administration ("SBA") program. Closed residential loans during the second quarter and year to date for 2019 totaled $113.1 million and $195.3 million, respectively.

Pipelines (loans in underwriting and approval or approved and not yet closed) remained strong at $261.6 million in commercial, $50.5 million in mortgage, and $65.5 million in consumer and small business at June 30, 2019. Commercial pipelines increased $84.3 million, or 48%, from March 31, 2019, and were $66.7 million, or 34%, higher compared to June 30, 2018. Residential pipelines increased $5.2 million, or 11%, from March 31, 2019, but were lower by $13.2 million, or 21%, compared to June 30, 2018. The mortgage banking team shifted to generating more saleable volume resulting in 90% of the residential pipeline at June 30, 2019 being saleable. The consumer and small business pipeline decreased from March 31, 2019 by $2.1 million, or 3%, but was higher than at June 30, 2018 by $12.6 million, or 24%.

Loan production remains strong, supported by customer analytics and expansion of the banking teams. During the second quarter of 2019, we hired 5 new bankers, and 15 year to date for 2019, augmenting the 10 business bankers hired in the fourth quarter of 2018.

Customer relationship funding is detailed in the following table for the periods specified:

Customer Relationship Funding
	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands, except ratios)	2019	2019	2018	2018	2018
Noninterest demand	$1,669,804	$1,676,009	$1,569,602	$1,488,689	$1,463,652
Interest-bearing demand	1,124,519	1,100,477	1,014,032	912,891	976,281
Money market	1,172,971	1,192,070	1,173,950	1,036,940	1,023,170
Savings	519,732	508,320	493,807	451,958	444,736
Time certificates of deposit	1,054,183	1,128,702	925,849	753,032	789,601
Total deposits	$5,541,209	$5,605,578	$5,177,240	$4,643,510	$4,697,440

Customer sweep accounts	$82,015	$148,005	$214,323	$189,035	$200,050

Noninterest demand deposits as % of total deposits	30.1%	29.9%	30.3%	32.1%	31.2%

Seacoast's weighted average rate paid on total deposits (including noninterest demand deposits) was 0.72% for the six months ended June 30, 2019, and, despite an increase of 36 basis points from the six months ended June 30, 2018, we believe our deposit composition reflects the significant value of our deposit franchise.

The average rate on customer sweep repurchase accounts was 1.32% for the six months ended June 30, 2019, compared to 0.69% for the same period during 2018. Sweep repurchase balances have declined as other treasury related products have become available. We believe remaining balances in this product offering will continue to be valuable to many of our customers, although at lower amounts. No federal funds purchased were utilized at June 30, 2019 or 2018.

FHLB borrowings totaled $140.0 million at June 30, 2019, with an average rate of 2.54% paid during the six months ended June 30, 2019. FHLB borrowings averaged $139.0 million year to date for 2019, declining $79.3 million, or 36%, compared to the six months ended June 30, 2018. For 2019, average subordinated debt of $70.9 million related to trust preferred securities issued by subsidiary trusts of the Company carried an average cost of 5.03%.

The following tables details average balances, net interest income and margin results (on a tax equivalent basis) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2019						2018
	Second Quarter			First Quarter			Second Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,169,891	$8,933	3.05%	$1,186,374	$9,119	3.07%	$1,324,280	$9,389	2.84%
Nontaxable	24,110	179	2.96	26,561	190	2.86	32,055	273	3.41
Total Securities	1,194,001	9,112	3.05	1,212,935	9,309	3.07	1,356,335	9,662	2.85

Federal funds sold and other investments	91,481	873	3.83	91,136	918	4.09	49,387	585	4.75

Loans, net	4,841,751	62,335	5.16	4,839,046	62,335	5.22	3,948,460	46,549	4.73

Total Earning Assets	6,127,233	72,320	4.73	6,143,117	72,562	4.79	5,354,182	56,796	4.25

Allowance for loan losses	(32,806)			(32,966)			(29,234)
Cash and due from banks	91,160			99,940			110,549
Premises and equipment	69,890			70,938			64,445
Intangible assets	228,706			230,066			166,393
Bank owned life insurance	124,631			123,708			121,008
Other assets	126,180			136,175			90,692
Total Assets	$6,734,994			$6,770,978			$5,878,035

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,118,703	$1,150	0.41%	$1,029,726	$839	0.33%	$996,929	$492	0.20%
Savings	513,773	586	0.46	500,347	477	0.39	439,691	118	0.11
Money market	1,179,345	3,089	1.05	1,158,939	2,557	0.89	1,027,705	1,378	0.54
Time deposits	1,089,020	5,724	2.11	1,042,346	4,959	1.93	790,404	2,629	1.33
Federal funds purchased and securities sold under agreements to repurchase	91,614	355	1.55	185,032	550	1.21	179,540	334	0.75
Federal Home Loan Bank borrowings	51,571	329	2.56	227,378	1,421	2.53	160,846	741	1.85
Other borrowings	70,903	868	4.91	70,836	898	5.14	70,623	810	4.60
Total Interest-Bearing Liabilities	4,114,929	12,101	1.18	4,214,604	11,701	1.13	3,665,738	6,502	0.71
Noninterest demand	1,646,934			1,612,548			1,473,331
Other liabilities	61,652			64,262			29,292
Total Liabilities	5,823,515			5,891,414			5,168,361

Shareholders' equity	911,479			879,564			709,674

Total Liabilities & Equity	$6,734,994			$6,770,978			$5,878,035

Cost of deposits			0.76%			0.67%			0.39%
Interest expense as a % of earning assets			0.79%			0.77%			0.49%
Net interest income as a % of earning assets		$60,219	3.94%		$60,861	4.02%		$50,294	3.77%

1On a fully taxable equivalent basis, a non-GAAP measure, as defined (see non-GAAP measure below). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2019			2018
	Year to Date			Year to Date
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,178,087	$18,052	3.06%	$1,342,676	$18,750	2.79%
Nontaxable	25,329	369	2.91	32,346	580	3.59
Total Securities	1,203,416	18,421	3.06	1,375,022	19,330	2.81

Federal funds sold and other investments	91,310	1,791	3.96	52,761	1,201	4.59

Loans, net	4,840,406	124,670	5.19	3,910,625	91,833	4.74

Total Earning Assets	6,135,132	144,882	4.76	5,338,408	112,364	4.24

Allowance for loan losses	(32,885)			(28,356)
Cash and due from banks	95,526			112,215
Premises and equipment	70,411			65,184
Intangible assets	229,382			166,762
Bank owned life insurance	124,172			121,635
Other assets	131,148			89,086
Total Assets	$6,752,886			$5,864,934

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,074,460	$1,989	0.37%	$999,287	$942	0.19%
Savings	507,097	1,062	0.42	437,574	222	0.10
Money market	1,169,198	5,647	0.97	1,002,243	2,362	0.48
Time deposits	1,065,812	10,683	2.02	783,643	4,808	1.24
Federal funds purchased and securities sold under agreements to repurchase	138,065	905	1.32	177,771	608	0.69
Federal Home Loan Bank borrowings	138,989	1,750	2.54	218,298	1,771	1.64
Other borrowings	70,870	1,766	5.03	70,587	1,504	4.30
Total Interest-Bearing Liabilities	4,164,491	23,802	1.15	3,689,403	12,217	0.67
Noninterest demand	1,629,836			1,443,813
Other liabilities	62,949			29,221
Total Liabilities	5,857,276			5,162,437

Shareholders' equity	895,610			702,497

Total Liabilities & Equity	$6,752,886			$5,864,934

Cost of deposits			0.72%			0.36%
Interest expense as a % of earning assets			0.78%			0.46%
Net interest income as a % of earning assets		$121,080	3.98%		$100,147	3.78%

1On a fully taxable equivalent basis, a non-GAAP measure, as defined (see non-GAAP measure below). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances

Taxable Equivalent Measure

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

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except ratios)	2019	2019	2018	2019	2018
Nontaxable interest income adjustment	$83	$87	$87	$170	$178
Tax Rate	21%	21%	21%	21%	21%
Net interest income (TE)	$60,219	$60,861	$50,294	$121,080	$100,147
Total net interest income (not TE)	60,136	60,774	50,207	120,910	99,969
Net interest margin (TE)	3.94%	4.02%	3.77%	3.98%	3.78%
Net interest margin (not TE)	3.94	4.01	3.76	3.97	3.78
TE = Tax Equivalent

Noninterest Income

Noninterest income totaled $13.6 million for the second quarter of 2019, an increase of $0.7 million, or 6%, compared to the first quarter of 2019 and an increase of $0.9 million, or 7%, from the second quarter of 2018. For the six months ended June 30, 2019, noninterest income totaled $26.4 million, an increase of $1.4 million, or 6%, compared to the six months ended June 30, 2018. Organic and acquisition-related growth were primary factors contributing to growth in noninterest income. For the six months ended June 30, 2019, noninterest income accounted for 18% of total revenue (excluding securities losses), compared to 20% for the six months ended June 30, 2018.

Compared to the first quarter of 2019, service charges on deposits were higher by $0.2 million, impacted in the second quarter of 2019 by increased revenue from treasury products, and mortgage banking fees were higher by $0.6 million, the result of a successful introduction of new saleable residential mortgage products and a focus on generating saleable volume. Wealth-related fees (trust and brokerage income) were higher by $0.2 million, attributed to continued growth in assets under management. Interchange income was generally in line with prior quarter. and typically is dependent upon business volumes transacted. SBA-related fees improved modestly from the first quarter of 2019, the result of higher volumes. Other income increased $0.2 million during the second quarter of 2019, primarily due to higher swap fees. Finally, realized securities losses for the second quarter of 2019 totaled $0.6 million, related to the sale of $38.2 million of debt securities with an average yield of 1.85%. The sale of $35.0 million of debt securities during the first quarter of 2019 generated losses of $0.1 million. Losses on sales of debt securities were offset by increases in the value of the CRA-qualified mutual fund investment of $0.1 million in both the first and second quarter of 2019.

Noninterest income for the second and first quarters of 2019, compared to the second quarter of 2018, and for the six months ended June 30, 2019 and 2018 is detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2019	2019	2018	2019	2018
Service charges on deposit accounts	$2,894	$2,697	$2,674	$5,591	$5,346
Trust fees	1,147	1,017	1,039	2,164	2,060
Mortgage banking fees	1,734	1,115	1,336	2,849	2,738
Brokerage commissions and fees	541	436	461	977	820
Marine finance fees	201	362	446	563	1,019
Interchange income	3,405	3,401	3,076	6,806	6,018
BOLI income	927	915	1,066	1,842	2,122
SBA gains	691	636	748	1,327	1,482
Other income	2,503	2,266	1,923	4,769	3,562
	14,043	12,845	12,769	26,888	25,167
Securities losses, net	(466)	(9)	(48)	(475)	(150)
Total	$13,577	$12,836	$12,721	$26,413	$25,017

Service charges on deposits and interchange income on a combined basis for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 increased by $0.5 million, or 10%, and $1.0 million, or 9%, respectively. This increase reflects continued strength in new customer acquisition and cross sell, and benefits from acquisition activity. Year to date overdraft fees totaling $3.0 million for 2019 represented 53% of total service charges on deposits, compared to $2.8 million, or 54%, for 2018.

Wealth management income, including trust fees and brokerage commissions and fees, were higher during the second quarter of 2019, increasing $0.2 million, or 13%, from the second quarter 2018, and $0.3 million, or 9% year-over-year for the six months ended June 30, 2019, compared to 2018. This increase is the result of a growing sales and support team, industry leading products including digital tools, and the benefit of direct referrals from our team of bankers. We expect assets under management will continue to grow over time, as will associated revenue.

While mortgage production was lower during the six months ended June 30, 2019 compared to 2018 (see “Loan Portfolio”), mortgage banking fees increased by 4% to $2.8 million for the six months ended June 30, 2019 as compared to the prior year. As mentioned previously, the introduction of new saleable residential mortgage products and a focus on generating saleable volume is expected to create growth in mortgage banking fees prospectively.

Marine finance fees were lower for the second quarter of 2019 and the six months ended June 30, 2019, decreasing 55% and 45%, respectively, compared to the same periods for 2018. Marine financing income for marine vessels was impacted by a larger portion of originations being retained in the loan portfolio. Our primary markets for generating marine loans include Florida, Texas and California.

Bank owned life insurance ("BOLI") income totaled $0.9 million for the second quarter of 2019, a decrease of 13% compared to the second quarter of 2018, and $1.8 million for the six months ended June 30, 2019, a decrease of 13% compared to the prior year.

SBA income totaled $0.7 million for the second quarter of 2019, and $1.3 million for the six months ended June 30, 2019, a decrease of 8% compared to the second quarter of 2018 and 10% compared to the six months ended 2018.

Other income was 30% and 34% higher year-over-year for the second quarter of 2019 and six months ended June 30, 2019, increasing $0.6 million and $1.2 million, respectively, compared to 2018. General increases in other fee categories were the basis for improved results.

Noninterest Expenses

Seacoast management expects its efficiency ratios to improve during the remainder of 2019. The Company expects its digital servicing capabilities and technology to support better, more efficient channel integration allowing consumers and businesses to choose their path of convenience to satisfy their banking needs. Our investments in 2018 launched a number of new enhancements, resulting in even greater digital access for our customers, and providing improvements in productivity for our customers in their daily lives. In the second quarter of 2019, our continued focus on efficiency and streamlining operations resulted in a reduction of 50 full time equivalent employees. The Company incurred severance charges of approximately $1.1 million. This in combination with other expense initiatives, including an additional banking center closure planned in the third quarter of 2019, should result in approximately $10 million in pretax expense reductions annually.

Acquisition activity added $0.3 million to noninterest expenses for acquisition-related costs related to First Green in the first quarter of 2019 but had no impact on noninterest expense in the second quarter of 2019. The Company consolidated five branches in late 2018 in conjunction with the acquisition of First Green, in alignment with our Vision 2020 objective of reducing our footprint to meet the evolving demands of our customers. We consolidated two additional banking centers during the six months ended June 30, 2019, one in the first quarter and one in the second quarter of 2019, and recorded $0.2 million and $0.3 million, respectively, in associated expenses for each closure. We plan on consolidating one more banking center in the third quarter of 2019.

For the second quarter of 2019, our efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains), was 53.48% compared to 56.55% for the first quarter of 2019 and 58.41% for the second quarter of 2018. Adjusted noninterest expenses1 was $38.0 million for the second quarter of 2019, compared to $41.1 million for the first quarter of 2019 and $36.5 million for the second quarter of 2018. The adjusted efficiency ratio1 year-over-year improved, declining from 57.31% for the second quarter 2018 to 51.44% for the second quarter of 2019. Our efficiency ratio improved year-over-year for the six months ended June 30, 2019, from 58.11% to 55.01%, as did the adjusted efficiency ratio1, declining from 57.18% to 53.62%. Our Vision 2020 objective is to obtain an efficiency ratio below 50%.

1Non-GAAP measure. See the reconciliation of net income to adjusted net income.

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except ratios)	2019	2019	2018	2019	2018
Noninterest expense, as reported	$41,000	$43,099	$38,246	$84,099	$75,410

Merger related charges	—	(335)	(695)	(335)	(1,165)
Amortization of intangibles	(1,456)	(1,458)	(1,004)	(2,914)	(1,993)
Branch reductions and other expense initiatives[1]	(1,517)	(208)	—	(1,725)	—
Foreclosed property expense and net gain/(loss)on sale	174	40	(405)	214	(597)
Total adjustments	(2,799)	(1,961)	(2,104)	(4,760)	(3,755)

Adjusted noninterest expense[2]	$38,201	$41,138	$36,142	$79,339	$71,655

Adjusted efficiency ratio[2,3]	51.44%	55.81%	57.31%	53.62%	57.18%
[1]Includes severance payments, contract termination costs, disposition of branch premises and fixed assets, and other costs to accomplish branch consolidation and other expense reduction strategies.
[2]Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
[3]Efficiency ratio is defined as (noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties) divided by net operating revenue (net interest income on a fully tax equivalent basis plus noninterest income excluding securities gains).

Noninterest expenses for the second quarter of 2019 totaled $41.0 million, decreasing $2.1 million, or 5%, compared to the first quarter of 2019, and increasing $2.8 million, or 7%, from the second quarter of 2019. For the six months ended June 30, 2019, noninterest expenses were $84.1 million, an increase of $8.7 million, or 12%, from the six months ended June 30, 2018. Noninterest expenses for the second quarter of 2019, as compared to the first quarter of 2019 and the second quarter of 2018 and for the six months ended June 30, 2019 and 2018 are detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2019	2019	2018	2019	2018
Noninterest expense
Salaries and wages	$19,420	$18,506	$16,429	$37,926	$31,810
Employee benefits	3,195	4,206	3,034	7,401	6,115
Outsourced data processing costs	3,876	3,845	3,393	7,721	7,072
Telephone/data lines	893	811	643	1,704	1,255
Occupancy	3,741	3,807	3,316	7,548	6,433
Furniture and equipment	1,544	1,757	1,468	3,301	2,925
Marketing	1,211	1,132	1,344	2,343	2,596
Legal and professional fees	2,033	2,847	2,301	4,880	4,274
FDIC assessments	337	488	595	825	1,193
Amortization of intangibles	1,456	1,458	1,004	2,914	1,993
Foreclosed property expense and net (gain)/loss on sale	(174)	(40)	405	(214)	597
Other	3,468	4,282	4,314	7,750	9,147
Total	$41,000	$43,099	$38,246	$84,099	$75,410

Salaries and wages totaled $19.4 million for the second quarter of 2019, $18.5 million for the first quarter of 2019, and $16.4 million for the second quarter of 2018. Salaries and wages were $3.0 million higher year-over-year for the second quarter of 2019, when compared to the second quarter of 2018, and were $6.1 million higher when comparing the six months ended June 30, 2019 to June 30, 2018. Higher base salaries were the primary cause of the increase in salaries and wages, increasing $2.1 million, or 15%, and $4.8 million, or 17%, respectively, for the second quarter and six months ended June 30, 2019, compared to 2018. During the quarter, we reduced our full-time equivalent employee count to 852, compared to 902 at March 31, 2019 and 826 at June 30, 2018. Improved revenue generation and lending production, among other factors, resulted in commissions, cash and stock incentives (aggregated) that were $0.4 million higher for the second quarter of 2019 and $0.6 million higher for the six months ended June 30, 2019, year-over-year. Year to date severance costs also increased by $1.2 million year-over-year, of which $1.1 million related to the reduction in workforce during the second quarter of 2019. Due to higher loan production in the second quarter of 2019 and for the first six months of 2019, deferred loan origination costs (a contra expense) increased by $0.4 million and $0.2 million, respectively, compared to 2018.

During the second quarter 2019, employee benefit costs (group health insurance, defined contribution plan, payroll taxes, and unemployment compensation) decreased $1.0 million, or 24%, compared to the first quarter of 2019, and increased $0.2 million, or 5%, compared to the second quarter of 2018. These costs reflect the higher staffing (and base salary cost) discussed above. Payroll taxes typically peak during the first quarter each year, and for the second quarter of 2019 were $0.3 million lower than expenditures in the first quarter of 2019, but were $0.2 million higher than the second quarter of 2018. Costs for our self-funded health care plan, totaling $1.1 million for the second quarter of 2019, were $0.6 million lower than the first quarter of 2019 and $0.2 million lower than a year ago for second quarter. For the six months ended June 30, 2019, employee benefit costs were $1.3 million, or 21%, more than for the same period in 2018, with increases in group health care of $0.3 million, payroll taxes of $0.7 million, and defined contribution plan expenditures of $0.3 million, versus 2018.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $3.9 million, $3.8 million and $3.4 million for the second quarter 2019, first quarter 2019 and second quarter 2018, respectively, and totaled $7.7 million for the six months ended June 30, 2019, an increase of $0.6 million, or 9%, from the first six months of 2018. Software licensing and outsourced data processing are the largest components comprising an increase of $0.6 million for the six months ended June 30, 2019, compared to 2018.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as our third party data processors, increased $0.1 million during the second quarter of 2019, when compared to the first quarter of 2019 and $0.3 million compared to the second quarter of 2018, or 10% and 39%, respectively. For the six months ended June 30, 2019, these expenditures were $0.4 million, or 36%, higher compared to the first six months of 2018.

Additional activity for acquired First Green branches, as well as additional customers from the acquisition, were the primary contributors to the increases in telephone and data line expenses for 2019.

Total occupancy, furniture and equipment expenses for the second quarter of 2019 decreased $0.3 million, or 5%, from the first quarter of 2019, but were higher compared to second quarter of 2018, by $0.5 million, or 10%, and higher for the six months ended June 30, 2019, by $1.5 million, or 16%, compared to the six months ended June 30, 2018. Asset write-offs related to branch closures was a primary contributor, with write-offs adding $0.3 million to expenses for the second quarter of 2019 and a total of $0.5 million for the six months ended June 30, 2019. We believe branches are still valuable to our customers for more complex transactions, but simple tasks, such as depositing and withdrawing funds, are rapidly migrating to the digital world. We anticipate that branch consolidations will continue for the Company and the banking industry in general. Lease expense was higher for the first and second quarters of 2019 by $0.3 million and $0.2 million, respectively, compared to 2018 for each quarter primarily attributed to additional branches acquired from First Green. In addition, at March 31, 2019, the Company's operations center lease expired and all personnel occupying this space moved to an adjacent main campus building currently owned, with an annual lease savings of $0.4 million, prospectively. Depreciation, repairs and maintenance, and other furniture and equipment expenditures were higher in 2019 compared to a year ago for the first six months, increasing $0.2 million, $0.4 million, and $0.2 million, respectively.

For the second quarter of 2019, first quarter of 2019 and second quarter of 2018, marketing expenses (including sales promotion costs, ad agency production and printing costs, digital, newspaper, TV and radio advertising, and other public relations costs) totaled $1.2 million, $1.1 million and $1.3 million, respectively. For the six months ended June 30, 2019, marketing expenditures were lower by $0.3 million, or 10%, compared to the first six months of 2018. For 2019, higher incremental marketing costs related to website activities were offset by reductions to direct mail, sponsorship, donation and event expenditures, and market research. A primary marketing focus has been to connect and solidify customer acquisition and corporate brand awareness within the Orlando and Tampa footprints.

Legal and professional fees for the second quarter of 2019, first quarter of 2019 and second quarter of 2018 totaled $2.0 million, $2.8 million, and $2.3 million, respectively, and were higher by $0.6 million, or 14%, for the six months ended June 30, 2019, compared to 2018. Significant projects in the first quarter of 2019 in risk management and lending operations contributed to higher professional fees, leading to the successful launch of the digital origination platform for business lending in the second quarter of 2019.

Growth in total assets (both organic and through acquisitions) increased the basis for calculating our Federal Deposit Insurance Corporation ("FDIC") premiums. FICO bonds, issued by the U.S. government to create and support the Resolution Trust Corporation ("RTC"), formed during the savings and loan crisis of the early 1990s, were also included in quarterly assessments, but have been repaid, reducing the assessment for Seacoast by almost $0.2 million annually on a prospective basis. Also, the FDIC's reserves hit 1.36% recently, and are nearing a reserve balance of 1.38%, at which time further relief for banks under $10 billion in total assets has been mandated by statute in the form of small bank credit awards to be applied to offset quarterly FDIC premium assessments prospectively. The Company's subsidiary bank has approximately $1.6 million of these credit awards that the bank should be able to apply against premiums charged, once the FDIC achieves its 1.38% reserve. FDIC assessments were $0.3 million, $0.5 million and $0.6 million for the second quarter of 2019, first quarter of 2019 and second quarter of 2018, respectively.

For the six months ended June 30, 2019, gains on sales of OREO more than offset foreclosed property expenses and resulted in a reduction to total noninterest expenses of $0.2 million. For the six months ended June 30, 2018, the Company had losses on sales of OREO and foreclosed property expenses totaling $0.6 million (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Other expense totaled $3.5 million, $4.3 million and $4.3 million for the second quarter of 2019, the first quarter of 2019 and second quarter of 2018, respectively, and decreased 15% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Primary contributors to the $1.4 million decrease for the six months were varied, including decreases in education-related costs, dues to organizations, overnight delivery service fees, correspondent clearing, travel charges, stationery, printing and supplies, and other expenditure reductions.

Income Taxes

For the six months ended June 30, 2019 and 2018, provision for income taxes totaled $13.3 million and $11.0 million, respectively. The Company’s overall effective tax rate decreased to 22.5% for the first six months of 2019 from 23.9% for the first six months a year ago. Discrete benefits related to share-based compensation provided a tax benefit of $0.7 million for the six months ended June 30, 2019, compared to $0.4 million for the six months ended June 30, 2018. Partially offsetting this tax benefit in 2018 for the first quarter was a $0.2 million write down of deferred tax assets arising from measurement period adjustments on a 2017 bank acquisition.

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

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2019	2019	2018	2019	2018
Net income, as reported:
Net income	$23,253	$22,705	$16,964	$45,958	$34,991

Diluted earnings per share	$0.45	$0.44	$0.35	$0.88	$0.73

Adjusted net income:
Net income	$23,253	$22,705	$16,964	$45,958	$34,991
Securities losses, net	466	9	48	475	150
Total adjustments to revenue	466	9	48	475	150

Merger related charges	—	(335)	(695)	(335)	(1,165)
Amortization of intangibles	(1,456)	(1,458)	(1,004)	(2,914)	(1,993)
Branch reductions and other expense initiatives[1]	(1,517)	(208)	—	(1,725)	—
Total adjustments to noninterest expense	(2,973)	(2,001)	(1,699)	(4,974)	(3,158)

Tax effect of adjustments	874	510	443	1,384	981
Effect of change in corporate tax rate	—	—	—	—	(248)
Adjusted net income	$25,818	$24,205	$18,268	$50,023	$37,566

Adjusted diluted earnings per share	$0.50	$0.47	$0.38	$0.96	$0.79

Average Assets	$6,734,994	$6,770,978	$5,878,035	$6,752,886	$5,864,934
Less average goodwill and intangible assets	(228,706)	(230,066)	(166,393)	(229,382)	(166,762)
Average Tangible Assets	$6,506,288	$6,540,912	$5,711,642	$6,523,504	$5,698,172

Return on Average Assets (ROA)	1.38%	1.36%	1.16%	1.37%	1.20%
Impact of removing average intangible assets and related amortization	0.12	0.12	0.08	0.12	0.09
Return on Average Tangible Assets (ROTA)	1.50	1.48	1.24	1.49	1.29
Impact of other adjustments for Adjusted Net Income	0.09	0.02	0.04	0.06	0.04
Adjusted Return on Average Tangible Assets	1.59	1.50	1.28	1.55	1.33

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2019	2019	2018	2019	2018
Average Shareholders' Equity	$911,479	$879,564	$709,674	$895,610	$702,497
Less average goodwill and intangible assets	(228,706)	(230,066)	(166,393)	(229,382)	(166,762)
Average Tangible Equity	$682,773	$649,498	$543,281	$666,228	$535,735

Return on Average Shareholders' Equity	10.23%	10.47%	9.59%	10.35%	10.04%
Impact of removing average intangible assets and related amortization	4.07	4.39	3.49	4.22	3.69
Return on Average Tangible Common Equity (ROTCE)	14.30	14.86	13.08	14.57	13.73
Impact of other adjustments for Adjusted Net Income	0.87	0.25	0.41	0.57	0.41
Adjusted Return on Average Tangible Common Equity	15.17	15.11	13.49	15.14	14.14

Loan interest income excluding accretion on acquired loans	$58,169	$58,397	$44,341	$116,566	$87,817
Accretion on acquired loans	4,166	3,938	2,208	8,104	4,016
Loan Interest Income	$62,335	$62,335	$46,549	$124,670	$91,833

Yield on loans excluding accretion on acquired loans	4.82%	4.89%	4.50%	4.86%	4.53%
Impact of accretion on acquired loans	0.34	0.33	0.23	0.33	0.21
Yield on Loans	5.16	5.22	4.73	5.19	4.74

Net interest income excluding accretion on acquired loans	$56,053	$56,923	$48,086	$112,976	$96,131
Accretion on acquired loans	4,166	3,938	2,208	8,104	4,016
Net Interest Income	$60,219	$60,861	$50,294	$121,080	$100,147

Net interest margin excluding accretion on acquired loans	3.67%	3.76%	3.60%	3.71%	3.63%
Impact of accretion on acquired loans	0.27	0.26	0.17	0.27	0.15
Net Interest Margin	3.94	4.02	3.77	3.98	3.78
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.

Financial Condition

Total assets increased $77.2 million, or 1.1%, from December 31, 2018, benefiting from new relationships derived through our unique combination of customer analytics, marketing automation, and experienced bankers in growing urban markets.

Securities

Information related to maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.

At June 30, 2019, the Company had $914.6 million in debt securities available for sale, and $287.3 million in debt securities held to maturity. The Company's total debt securities portfolio decreased $21.9 million, or 2%, from December 31, 2018. In January 2019, the Company adopted ASU 2017-12 and elected to transfer securities with an aggregate amortized cost basis of $53.5 million and fair value of $52.8 million from the held-to-maturity designation to available-for-sale.

During the six months ended June 30, 2019, there were $87.4 million of debt security purchases and $58.5 million in maturities (primarily paydowns of $55.4 million) over the same period. For the six months ended June 30, 2019, proceeds from the sale of securities totaled $73.3 million, with net losses of $0.6 million. A downward shift in the yield curve provided a $24.3 million improvement in market value of the available for sale securities since December 31, 2018.

For the six months ended June 30, 2018, there were $101.4 million of debt security purchases and aggregated maturities and principal paydowns equal to $112.2 million. No sales of securities were transacted in the six months ended June 30, 2018.

Debt securities are generally acquired which return principal monthly. The modified duration of the investment portfolio at June 30, 2019 was 3.7 years, compared to 4.8 years at December 31, 2018.

At June 30, 2019, available for sale debt securities had gross unrealized losses of $2.9 million and gross unrealized gains of $10.0 million, compared to gross unrealized losses of $18.3 million and gross unrealized gains of $1.3 million at December 31, 2018. All of the debt securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the debt securities with unrealized losses are not other than temporarily impaired and the Company has the intent and ability to retain these debt securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the debt securities portfolio to be high. The Company has no exposure to debt securities with subprime collateral. The Company does not have an investment position in trust preferred securities.

The credit quality of the Company’s securities holdings are all investment grade. As of June 30, 2019, the Company’s investment securities, except for $35.8 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $858.7 million, or 71% of the total portfolio. The portfolio also includes $65.9 million in private label securities, most secured by residential real estate collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed-rate, 5/1 and 10/1 adjustable-rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. The Company also has invested $241.6 million in uncapped 3-month LIBOR floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase 1st lien sub-investment grade corporate loans while providing support to senior tranche investors. As of June 30, 2019, the Company held 84% in AAA/AA tranches and 16% in A rated tranches with average credit support of 31% and 19%, respectively. The Company performs routine evaluations on these securities to assess both structure and collateral.

Loan Portfolio

Loans, net of unearned income and excluding the allowance for loan losses, were $4.9 billion at June 30, 2019, $62.9 million more than at December 31, 2018. For the second quarter of 2019, $157.0 million in commercial and commercial real estate loans were originated compared to $109.1 million during the first quarter of 2019. Our loan pipeline for commercial and commercial real estate loans totaled $261.6 million at June 30, 2019. The Company also closed $113.1 million in residential loans during the second quarter of 2019. For comparison, residential loans totaling $82.2 million were closed during the first quarter of 2019. Sold volumes were higher for the second quarter of 2019, representing 54% of production versus 40% of production during the first quarter of 2019. This is consistent with the Residential Lending team's shift towards generating saleable volume. The residential mortgage pipeline at June 30, 2019 totaled $50.5 million, of which 90% represented saleable volume. Consumer and small business originations totaled $255.0 million at June 30, 2019, higher by $51.7 million compared to the six months ended June 30, 2018, and the pipeline for these loans at June 30, 2019 was $65.5 million.

During the second quarter of 2019, the Company purchased a $29.8 million fixed-rate residential loan pool and a $20.3 million fixed-rate commercial real estate loan pool. Loans within the residential loan pool averaged $0.7 million in size with an average yield of 4.14%, an average life of 6 years, and an average loan to value ("LTV") ratio of 72.5%. Borrowers within the pool had an average FICO score of 764 and an average debt to income ratio of 32%. Loans within the commercial real estate pool averaged $1.6 million in size with an average yield of 4.09%, an average life of 4 years, an average LTV ratio of 58.3%, an average debt service coverage ratio of 1.56 and borrowers had an average FICO score of 787.
Success in commercial lending through continued investment in our business bankers has increased loan growth. We hired 5 business bankers in Tampa and Fort Lauderdale during the second quarter of 2019, augmenting the 10 business bankers hired in the first three months of 2019 and the 10 business bankers hired in the fourth quarter of 2018. Adding new, seasoned, commercial loan officers where market opportunities arise should enhance growth opportunities and provide talent enhancements.

We believe that achieving our loan growth objectives, together with the prudent management of credit risk will provide us with the potential to make further improvements to our earnings during the remainder of 2019 and into 2020.

Our strong growth is accompanied by sound risk management procedures. Our lending policies contain numerous guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the dollar amount (size) of loans. Our exposure to commercial real estate lending is significantly below regulatory limits (see “Loan Concentrations”).

The following tables detail loan portfolio composition at June 30, 2019 and December 31, 2018 for portfolio loans, purchased credit impaired loans (“PCI”) and purchased unimpaired loans (“PUL”) as defined in Note E-Loans.

	June 30, 2019
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$300,182	$155	$79,654	$379,991
Commercial real estate[1]	1,552,024	10,324	627,937	2,190,285
Residential real estate	1,153,951	2,468	243,765	1,400,184
Commercial and financial	605,237	634	95,876	701,747
Consumer	205,964	—	9,968	215,932
Net Loan Balances[2]	$3,817,358	$13,581	$1,057,200	$4,888,139

	December 31, 2018
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$301,473	$151	$141,944	$443,568
Commercial real estate[1]	1,437,989	10,828	683,249	2,132,066
Residential real estate	1,055,525	2,718	266,134	1,324,377
Commercial and financial	603,057	737	118,528	722,322
Consumer	190,207	—	12,674	202,881
Net Loan Balances[2]	$3,588,251	$14,434	$1,222,529	$4,825,214
[1]Commercial real estate includes owner-occupied balances of $1.0 billion and $1.0 billion for June 30, 2019 and December 31, 2018, respectively.
[2]Net loan balances at June 30, 2019 and December 31, 2018 include deferred costs of $18.2 million and $16.9 million, respectively.

Commercial real estate loans, inclusive of owner-occupied commercial real estate, were higher by $58.2 million totaling $2.2 billion at June 30, 2019, compared to December 31, 2018. Owner-occupied loans represent $1.0 billion, or 47%, of the commercial real estate portfolio. Office building loans of $653.3 million, or 30%, of commercial real estate mortgages comprise our largest concentration, with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, health care, churches and educational facilities, recreation, multifamily, lodging, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at June 30, 2019 aggregated to $243.1 million (versus $218.6 million at December 31, 2018), of which $155.6 million was funded. The Company’s 124 commercial and commercial real estate relationships in excess of $5 million totaled $1.2 billion, of which $1.0 billion was funded at June 30, 2019 (compared to 128 relationships of $1.3 billion at December 31, 2018, of which $1.0 billion was funded).

Fixed-rate and adjustable-rate loans secured by commercial real estate, excluding construction loans, totaled approximately $1.7 billion and $502.1 million, respectively, at June 30, 2019, compared to $1.6 billion and $533.4 million, respectively, at December 31, 2018.

Commercial and financial loans outstanding at June 30, 2019 decreased to $701.7 million, down from $722.3 million at December 31, 2018. Commercial and financial loans are directed principally towards small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small- to medium-sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

Residential mortgage loans increased $75.8 million to $1.4 billion as of June 30, 2019, compared to December 31, 2018. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At June 30, 2019, approximately $614.3 million, or 44%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans, which includes hybrid adjustable-rate mortgages. Fixed-rate mortgages totaled approximately $439.2 million, or 31%, at June 30, 2019, of which 15- and 30-year mortgages totaled $33.9 million and $315.2 million, respectively. Remaining fixed-rate balances were comprised of home improvement loans totaling $165.2 million, most with maturities of 10 years or less, and home equity lines of credit, primarily floating rates, totaling $271.5 million at June 30, 2019. In comparison, loans secured by residential properties having fixed rates totaled $370.2 million at December 31, 2018, with 15- and 30-year fixed-rate residential mortgages totaling $32.1 million and $276.5 million, respectively, and home equity mortgages and lines of credit totaling $135.8 million and $261.9 million, respectively.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $13.1 million, or 6%, from December 31, 2018 to total $215.9 million (versus $201.7 million at December 31, 2018). Of the $13.1 million increase, automobile and truck loans increased $2.7 million, marine loans increased $6.8 million, and other consumer loans increased $3.6 million.

At June 30, 2019, the Company had unfunded commitments to make loans of $986.5 million, compared to $982.7 million at December 31, 2018.

Loan Concentrations

The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Outstanding balances for commercial and commercial real estate (“CRE”) loan relationships greater than $10 million totaled $567.4 million and represented 12% of the total portfolio at June 30, 2019 compared to $502.1 million, or 10%, at year-end 2018.

Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital, were stable at 51% and 205%, respectively, at June 30, 2019, compared to 63% and 227% at December 31, 2018. Regulatory guidance suggests limits of 100% and 300%, respectively. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts, or “REITs”, and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded.

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Nonperforming assets (“NPAs”) at June 30, 2019 totaled $33.8 million, and were comprised of $15.8 million of nonaccrual portfolio loans, $7.0 million of nonaccrual purchased loans, $0.1 million of non-acquired other real estate owned (“OREO”), $1.6 million of acquired OREO and $9.4 million of branches taken out of service. Compared to December 31, 2018, nonaccrual purchased loans decreased $3.7 million and acquired OREO declined $1.4 million, primarily the result of a payoff of a single $3.0 million acquired residential real estate loan and the sale of a single commercial OREO acquired from First Green. Overall, NPAs decreased $5.4 million, or 14%, from $39.3 million recorded as of December 31, 2018. At June 30, 2019, approximately 88% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At June 30, 2019, nonaccrual loans were written down by approximately $6.8 million or 23% of the original loan balance (including specific impairment reserves). At June 30, 2019, OREO amounts related to branches taken out of service that are actively being marketed, the largest component of OREO totaling $9.4 million, did not change from December 31, 2018.

Nonperforming loans to total loans outstanding at June 30, 2019 decreased to 0.47% from 0.55% at December 31, 2018. Nonperforming assets to total assets at June 30, 2019 decreased to 0.50% from 0.58% at December 31, 2018.

The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings ("TDRs") have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $14.5 million at June 30, 2019, compared to $13.3 million at December 31, 2018. Accruing TDRs are excluded from our nonperforming asset ratios. The table below sets forth details related to nonaccrual and accruing restructured loans.

	June 30, 2019
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Performing	Total
Construction & land development
Residential	$—	$—	$—	$—
Commercial	574	—	574	7
Individuals	—	39	39	150
	574	39	613	157
Residential real estate mortgages	2,747	7,843	10,590	6,553
Commercial real estate mortgages	6,933	1,930	8,863	7,335
Real estate loans	10,254	9,812	20,066	14,045
Commercial and financial	1,618	996	2,614	180
Consumer	51	65	116	309
	$11,923	$10,873	$22,796	$14,534

At June 30, 2019 and December 31, 2018, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	June 30, 2019		December 31, 2018
(In thousands)	Number	Amount	Number	Amount
Rate reduction	53	$12,074	56	$10,739
Maturity extended with change in terms	45	4,779	48	5,083
Chapter 7 bankruptcies	21	1,166	22	1,275
Not elsewhere classified	10	739	11	966
	129	$18,758	137	$18,063

During the six months ended June 30, 2019, four loans were modified to a TDR totaling $2.4 million, compared to one loan totaling $0.1 million for the six months ended June 30, 2018. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding June 30, 2019 defaulted during the twelve months ended June 30, 2019. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At June 30, 2019, loans, excluding PCI, totaling $34.7 million were considered impaired and $2.2 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $36.7 million and $2.7 million, respectively, at December 31, 2018.

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

Cash and cash equivalents (including interest bearing deposits), totaled $159.8 million on a consolidated basis at June 30, 2019, compared to $116.0 million at December 31, 2018. Higher cash and cash equivalent balances at June 30, 2019 reflect favorable deposit growth, when typically deposits peak in first quarter, as well as proceeds from the sales of available for sale debt securities.

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At June 30, 2019, Seacoast Bank had available unsecured lines of $130.0 million and lines of credit under current lendable collateral value, which are subject to change, of $1.2 billion. In addition, Seacoast Bank had $915.3 million of debt securities and $765.1 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2018, Seacoast Bank had available unsecured lines of $130.0 million and lines of credit of $781.7 million, and $665.7 million of debt securities and $869.8 million in residential and commercial real estate loans available as collateral.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the first and second quarters of 2019, Seacoast Bank distributed $3.3 million and $4.7 million, respectively, to the Company and, at June 30, 2019, is eligible to distribute dividends to the Company of approximately $143.3 million without prior approval. No distributions from Seacoast Bank to the Company occurred in 2018. At June 30, 2019, the Company had cash and cash equivalents at the parent of approximately $44.6 million, compared to $40.3 million at December 31, 2018.

Deposits and Borrowings

The Company’s balance sheet continues to be primarily funded by core deposits.

Total deposits increased $364.0 million, or 7%, to $5.5 billion at June 30, 2019, compared to December 31, 2018. At June 30, 2019, total deposits excluding brokered CDs grew $315.6 million, or 6%, from year-end 2018.

Since December 31, 2018, interest bearing deposits (interest bearing demand, savings and money market deposits) increased $135.4 million, or 5%, to $2.8 billion, and CDs (excluding broker CDs) increased $79.9 million, or 11%, to $0.8 billion. Noninterest demand deposits were higher by $100.2 million, or 6%, compared to year-end 2018, totaling $1.7 billion. Noninterest demand deposits represented 30% of total deposits at June 30, 2019 and December 31, 2018.

During the six months ended June 30, 2019, $628.9 million of brokered CDs at an average rate of 2.25% matured, and the Company acquired $677.3 million in brokered CDs at a weighted average rate of 2.30%. Total brokered CDs at June 30, 2019 totaled $269.0 million compared to $220.6 million at December 31, 2018. Of the $269.0 million remaining at June 30, 2019, $219.0 million matures in the third quarter of 2019 and $50.0 million matures in the fourth quarter of 2019.

Customer repurchase agreements totaled $82.0 million at June 30, 2019, decreasing $132.3 million, or 62%, from December 31, 2018. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

No unsecured federal funds purchased were outstanding at June 30, 2019.

At June 30, 2019 and December 31, 2018, borrowings were comprised of subordinated debt of $70.9 million and $70.8 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $140.0 million and $380.0 million, respectively. At June 30, 2019, the remaining $140.0 million of FHLB borrowings matures in July 2019. The weighted average rate for FHLB funds during the six months ended June 30, 2019 and 2018 was 2.54% and 1.64%, respectively, and compared to 1.99% for the year ended December 31, 2018. Secured FHLB borrowings are an integral tool in liquidity management for the Company.

The Company issued subordinated debt in conjunction with its wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were formed in 2005. In 2007, the Company issued additional subordinated debt through its wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 subordinated debt for each trust totaled $20.6 million (aggregating to $41.2 million) and the 2007 subordinated debt totaled $12.4 million. As part of the October 1, 2014 acquisition of The BANKshares Inc., the Company assumed three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. Also, as part of the acquisition of Grand Bankshares, Inc. ("Grand") on July 17, 2015, the Company assumed an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASC Topic 805 Business Combinations) were recorded at fair value, which collectively is $4.3 million lower than face value at June 30, 2019. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 5.03% and 4.30% for the six months ended June 30, 2019 and 2018, respectively, and compared to 4.48% for the year ended December 31, 2018.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $986.5 million at June 30, 2019 and $982.7 million at December 31, 2018.

Capital Resources

The Company’s equity capital at June 30, 2019 increased $66.0 million from December 31, 2018 to $930.2 million.

The ratio of shareholders’ equity to period end total assets was 13.63% and 12.81% at June 30, 2019 and December 31, 2018, respectively. The ratio of tangible shareholders’ equity to tangible assets was 10.65% and 9.72% at June 30, 2019 and December 31, 2018, respectively. Equity has increased as a result of earnings retained by the Company.

Activity in shareholders’ equity for the six months ended June 30, 2019 and 2018 follows:

(In thousands)	2019	2018
Beginning balance at December 31, 2018 and 2017	$864,267	$689,664
Net income	45,958	34,876
Stock compensation, net of Treasury shares acquired	1,684	3,751
Change in other comprehensive income	18,330	(12,128)
Ending balance at June 30, 2019 and 2018	$930,239	$716,163

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

June 30, 2019	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	15.29%	14.39%	10.0%
Tier 1 Capital Ratio	14.65%	13.74%	8.0%
Common Equity Tier 1 Ratio (CET1)	13.29%	13.74%	6.5%
Leverage Ratio	11.77%	11.04%	5.0%
[1]For subsidiary bank only

The Company’s total risk-based capital ratio was 15.29% at June 30, 2019, an increase from December 31, 2018’s ratio of 14.43%. Higher earnings have been a primary contributor. At June 30, 2019, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 11.04%, well above the minimum to be well capitalized under regulatory guidelines.

Accumulated other comprehensive income increased $18.3 million during the six months ended June 30, 2019 from December 31, 2018, primarily reflecting the impact of lower interest rates on available for sale securities.

The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $143.3 million of dividends to the Company.

The OCC and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by national banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, either of these federal regulators determined that the payment of dividends would constitute an unsafe or unsound banking practice, either the OCC or the Federal Reserve may, among other things, issue a cease and desist order prohibiting the payment of dividends by Seacoast Bank or us, respectively. The board of directors of a bank holding company must consider different factors to ensure that its dividend level, if any, is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company, such as Seacoast, should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that involve the most difficult, subjective and complex assessments are:

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

The provision for loan losses is the result of a detailed analysis estimating for probable loan losses. The analysis includes the evaluation of impaired and purchased credit impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) Topic 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. The provision for loan losses for the second quarter of 2019 was $2.6 million, which compared to $2.5 million for the second quarter of 2018. For the six months ended June 30, 2019 and 2018, the provision for loan losses totaled $3.9 million and $3.6 million, respectively. The Company incurred net charge-offs during the second quarter of 2019 of $1.8 million, and net charge-offs were $1.7 million for the second quarter of 2018. Net charge-offs for the second quarter of 2019 were 0.15% of average loans, and for the four most recent quarters averaged 0.16% of outstanding loans. Delinquency trends remain low, with nonperforming loans increasing nominally, by $0.4 million, during the quarter ended June 30, 2019 (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses incurred in the loan portfolio. The allowance for loan losses increased $4.6 million, or 16%, to $33.5 million at June 30, 2019, compared to $28.9 million at June 30, 2018. The allowance for loan and lease losses (“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loan's expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total ALLL.

The first component of the ALLL analysis involves the estimation of an allowance specific to individually evaluated impaired portfolio loans, including accruing and non-accruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation or operation of the collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed uncollectible. Restructured consumer loans are also evaluated and included in this element of the estimate. As of June 30, 2019, the specific allowance related to impaired portfolio loans individually evaluated totaled $2.2 million, and compared to $2.1 million at June 30, 2018. Residential loans that become 90 days past due are placed on nonaccrual and a specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

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

The final component consists of amounts reserved for purchased unimpaired loans ("PUL"). Loans collectively evaluated for impairment reported at June 30, 2019 include loans acquired from acquisitions that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. Fair value discount amounts are accreted into income over the remaining lives of the related loans on a level yield basis.

The allowance as a percentage of portfolio loans outstanding, excluding PCI and PUL loans, was 0.87% at June 30, 2019, a decline of 2 basis points compared to December 31, 2018. The risk profile of the loan portfolio reflects adherence to credit management methodologies to execute a low risk strategic plan for loan growth. New loan production is focused on residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, as well as consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At June 30, 2019, the Company had $1.4 billion in loans secured by residential real estate and $2.2 billion in loans secured by commercial real estate, representing 29% and 45% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it only operates in Florida.

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

Note F to the financial statements (titled “Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at June 30, 2019 and December 31, 2018.

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

The fair value of the available for sale securities portfolio at June 30, 2019 was greater than historical amortized cost, producing net unrealized gains of $11.6 million that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2019 and 2018. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

During 2014, management identified $158.8 million of investment securities available for sale and transferred them to held for investment. The unrealized holding losses at the date of transfer totaled $3.1 million. For the securities that were transferred into the held for investment category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. At June 30, 2019, the remaining unamortized amount of these losses was $0.4 million. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. Management believes the securities transferred are a core banking asset that they now intend to hold until maturity, and if interest rates were to increase before maturity, the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available for sale investment.

The Company also holds 11,330 shares of Visa Class B stock, which following resolution of Visa's litigation will be converted to Visa Class A shares. Under the current conversion rate that became effective June 28, 2018, the Company expects to receive 1.6298 shares of Class A stock for each share of Class B stock, for a total of 18,465 shares of Visa Class A stock. Our ownership of Visa stock is related to prior ownership in Visa’s network, while Visa operated as a cooperative. This ownership is recorded on our financial records at a zero basis. Also included in other assets is a $6.4 million investment in a CRA related mutual fund carried at fair value.

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

At June 30, 2019, the Company had net deferred tax assets ("DTA") of $19.4 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC Topic 740 Income Taxes. In comparison, at December 31, 2018 the Company had a net DTA of $29.0 million.

Factors that support this conclusion:

•
Income before tax ("IBT") has steadily increased as a result of organic growth, and the 2016 Floridian and BMO, 2017 GulfShore, NorthStar and PBCB, and 2018 First Green acquisitions will further assist in achieving management’s forecast of future earnings which recovers the remaining state net operating loss carry-forwards well before expiration;

•	The Company has utilized all of its federal net operating loss carry-forwards, with the exception of those assumed in the acquisitions to which section 382 limitations apply;

•	Credit costs and overall credit risk have been stable which decreases their impact on future taxable earnings;

•	Growth rates for loans are at levels adequately supported by loan officers and support staff;

•	We believe new loan production credit quality and concentrations are actively managed; and

•	Current economic growth forecasts for Florida and the Company’s markets are supportive.

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisers may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At June 30, 2019, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on April 1, 2019, holding all other changes in the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net Interest Income
Change in Interest Rates	1-12 months	13-24 months

+2.00%	7.72%	9.85%
+1.00%	3.95%	5.11%
Current	0.00%	0.00%
-1.00%	-3.97%	-5.27%

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 22.4% at June 30, 2019. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

% Change in Economic Value of Equity
Change in Interest Rates

+2.00%	27.40%
+1.00%	15.70%
Current	0.00%
-1.00%	-18.70%

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2019 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that have occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first six months of 2019, entirely related to equity incentive plan activity, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan[1]	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/19 to 1/31/19	1,431	$26.14	327,337	87,663
2/1/19 to 2/28/19	1,489	25.03	328,826	86,174
3/1/19 to 3/31/19	1,353	27.57	330,179	84,821
Total - 1st Quarter	4,273	$26.21	330,179	84,821
4/1/19 to 4/30/19	1,362	26.94	331,541	83,459
5/1/19 to 5/31/19	1,696	22.03	333,237	81,763
6/1/19 to 6/30/19	1,429	24.17	334,666	80,334
Total - 2nd Quarter	4,487	24.38	334,666	80,334
Year to Date 2019	8,760	$25.18	334,666	80,334
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
Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 7, 2019	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

August 7, 2019	/s/ Charles M. Shaffer
CHARLES M. SHAFFER
Chief Operating Officer & Chief Financial Officer