Form 10-Q
period 2019-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2019-11-12
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR

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

Common Stock, $0.10 Par Value – 51,482,029 shares as of September 30, 2019

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Interest and fees on loans	$63,092	$48,713	$187,667	$140,489
Interest and dividends on securities	8,933	9,807	27,279	29,016
Interest on interest bearing deposits and other investments	800	634	2,591	1,835
Total Interest Income	72,825	59,154	217,537	171,340

Interest on deposits	4,334	2,097	13,032	5,623
Interest on time certificates	6,009	2,975	16,692	7,783
Interest on borrowed money	1,534	2,520	5,955	6,403
Total Interest Expense	11,877	7,592	35,679	19,809

Net Interest Income	60,948	51,562	181,858	151,531

Provision for loan losses	2,251	5,774	6,199	9,388

Net Interest Income after Provision for Loan Losses	58,697	45,788	175,659	142,143

Noninterest income
Other income	14,790	12,339	41,678	37,506
Securities losses, net	(847)	(48)	(1,322)	(198)
Total Noninterest Income (Note I)	13,943	12,291	40,356	37,308

Total Noninterest Expenses (Note I)	38,583	37,399	122,682	112,809
Income Before Income Taxes	34,057	20,680	93,333	66,642
Provision for income taxes	8,452	4,358	21,770	15,329
Net Income	$25,605	$16,322	$71,563	$51,313

Share Data
Net income per share of common stock
Diluted	$0.49	$0.34	$1.38	$1.07
Basic	0.50	0.35	1.39	1.09
Average common shares outstanding
Diluted	51,935	48,029	51,996	47,903
Basic	51,473	47,205	51,426	47,108
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net Income	$25,605	$16,322	$71,563	$51,313
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	5,555	(3,548)	29,864	(20,564)
Reclassification of unrealized losses on securities transferred to available for sale upon adoption of new accounting pronouncement	—	—	(730)	—
Amortization of unrealized losses on securities transferred to held to maturity, net	59	108	202	442
Reclassification adjustment for losses included in net income	895	—	1,538	—
(Provision) benefit for income taxes	(1,468)	919	(7,503)	5,358
Total other comprehensive income (loss)	5,041	(2,521)	23,371	(14,764)
Comprehensive Income	$30,646	$13,801	$94,934	$36,549
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2019	2018
Assets
Cash and due from banks	$106,349	$92,242
Interest bearing deposits with other banks	25,911	23,709
Total cash and cash equivalents	132,260	115,951

Time deposits with other banks	4,579	8,243

Debt securities:
Securities available for sale (at fair value)	920,811	865,831
Securities held to maturity (fair value $276,069 at September 30, 2019 and $349,895 at December 31, 2018)	273,644	357,949
Total debt securities	1,194,455	1,223,780

Loans held for sale (at fair value)	26,768	11,873

Loans	4,986,289	4,825,214
Less: Allowance for loan losses	(33,605)	(32,423)
Loans, net of allowance for loan losses	4,952,684	4,792,791

Bank premises and equipment, net	67,873	71,024
Other real estate owned	13,593	12,802
Goodwill	205,286	204,753
Other intangible assets, net	21,318	25,977
Bank owned life insurance	125,277	123,394
Net deferred tax assets	17,168	28,954
Other assets	129,384	128,117
Total Assets	$6,890,645	$6,747,659

Liabilities
Deposits	$5,673,141	$5,177,240
Securities sold under agreements to repurchase, maturing within 30 days	70,414	214,323
Federal Home Loan Bank (FHLB) borrowings	50,000	380,000
Subordinated debt	71,014	70,804
Other liabilities	63,398	41,025
Total Liabilities	5,927,967	5,883,392

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 51,730,773 and outstanding 51,482,029 at September 30, 2019, and authorized 120,000,000, issued 51,514,734 and outstanding 51,361,079 shares at December 31, 2018	5,148	5,136
Other shareholders' equity	957,530	859,131
Total Shareholders' Equity	962,678	864,267
Total Liabilities and Shareholders' Equity	$6,890,645	$6,747,659
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$71,563	$51,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,899	4,691
Amortization of premiums and discounts on securities, net	1,876	2,567
Amortization of operating lease right-of-use assets	3,068	—
Other amortization and accretion, net	(1,914)	185
Stock based compensation	5,773	5,603
Origination of loans designated for sale	(234,130)	(225,929)
Sale of loans designated for sale	227,711	239,316
Provision for loan losses	6,199	9,388
Deferred income taxes	4,442	5,675
Losses on sale of securities	1,538	—
Gains on sale of loans	(6,683)	(7,752)
Gains on sale and write-downs of other real estate owned	(279)	(12)
Losses on disposition of fixed assets	506	216
Bank owned life insurance death benefits	(956)	—
Changes in operating assets and liabilities, net of effects from acquired companies:
Net increase in other assets	(1,585)	(4,052)
Net (decrease) increase in other liabilities	(6,721)	3,644
Net cash provided by operating activities	75,307	84,853

Cash Flows from Investing Activities
Maturities and repayments of debt securities available for sale	67,951	107,728
Maturities and repayments of debt securities held to maturity	30,382	48,945
Proceeds from sale of debt securities available for sale	122,906	—
Purchases of debt securities available for sale	(164,451)	(104,650)
Maturities of time deposits with other banks	3,664	2,740
Net new loans and principal repayments	(48,600)	(225,570)
Purchases of loans held for investment	(117,853)	(19,541)
Proceeds from sale of other real estate owned	5,153	9,260
Proceeds from sale of FHLB and Federal Reserve Bank Stock	46,283	28,751
Purchase of FHLB and Federal Reserve Bank Stock	(36,093)	(33,681)
Proceeds from sale of Visa Class B Stock	—	21,333
Proceeds from bank owned life insurance	14,218	4,232
Additions to bank premises and equipment	(2,254)	(3,557)
Net cash used in investing activities	(78,694)	(164,010)
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash Flows from Financing Activities
Net increase in deposits	$495,901	$50,790
Net decrease in federal funds purchased and repurchase agreements	(143,909)	(27,059)
Net decrease in FHLB borrowings with original maturities of three months or less	(267,000)	(10,000)
Repayments of FHLB borrowings with original maturities of more than three months	(63,000)	—
Proceeds from FHLB borrowings with original maturities of more than three months	—	60,000
Stock based employee benefit plans	(2,296)	1,016
Dividends paid	—	—
Net cash provided by financing activities	19,696	74,747
Net increase (decrease) in cash and cash equivalents	16,309	(4,410)
Cash and cash equivalents at beginning of period	115,951	109,504
Cash and cash equivalents at end of period	$132,260	$105,094

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35,255	$18,952
Cash paid during the period for taxes	13,500	9,200
New operating lease right-of-use assets	29,430	—
New operating lease liabilities	33,756	—

Supplemental disclosure of non cash investing activities:
Transfer of debt securities from held to maturity to available for sale	$52,796	$—
Transfers from loans to other real estate owned	5,665	4,271
Transfers from bank premises to other real estate owned	—	2,052
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at June 30, 2019	51,461	$5,146	$782,928	$143,032	$(6,137)	$5,270	$930,239
Comprehensive income	—	—	—	25,605	—	5,041	30,646
Stock based compensation expense	30	—	1,745	—	—	—	1,745
Common stock transactions related to stock based employee benefit plans	(9)	2	(12)	—	58	—	48
Three months ended September 30, 2019	21	2	1,733	25,605	58	5,041	32,439
Balance at September 30, 2019	51,482	$5,148	$784,661	$168,637	$(6,079)	$10,311	$962,678

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at June 30, 2018	47,164	$4,716	$665,885	$64,790	$(2,884)	$(16,344)	$716,163
Comprehensive income	—	—	—	16,322	—	(2,521)	13,801
Stock based compensation expense	32	—	1,980	—	—	—	1,980
Common stock transactions related to stock based employee benefit plans	1	3	(9)	—	30	—	24
Common stock issued for stock options	73	8	855	—	—	—	863
Three months ended September 30, 2018	106	11	2,826	16,322	30	(2,521)	16,668
Balance at September 30, 2018	47,270	$4,727	$668,711	$81,112	$(2,854)	$(18,865)	$732,831

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2018	51,361	$5,136	$778,501	$97,074	$(3,384)	$(13,060)	$864,267
Comprehensive income	—	—	—	71,563	—	23,371	94,934
Stock based compensation expense	30	—	5,773	—	—	—	5,773
Common stock transactions related to stock based employee benefit plans	62	9	(38)	—	(2,695)	—	(2,724)
Common stock issued for stock options	29	3	425	—	—	—	428
Nine months ended September 30, 2019	121	12	6,160	71,563	(2,695)	23,371	98,411
Balance at September 30, 2019	51,482	$5,148	$784,661	$168,637	$(6,079)	$10,311	$962,678

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2017	46,918	$4,693	$661,632	$29,914	$(2,359)	$(4,216)	$689,664
Comprehensive income	—	—	—	51,313	—	(14,764)	36,549
Reclassification of unrealized losses on equity investment upon adoption of new accounting pronouncement	—	—	—	(115)	—	115	—
Stock based compensation expense	32	—	5,602	—	—	—	5,602
Common stock transactions related to stock based employee benefit plans	(2)	20	(22)	—	(495)	—	(497)
Common stock issued for stock options	322	14	1,499	—	—	—	1,513
Nine months ended September 30, 2018	352	34	7,079	51,198	(495)	(14,649)	43,167
Balance at September 30, 2018	47,270	$4,727	$668,711	$81,112	$(2,854)	$(18,865)	$732,831
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of Seacoast Banking Corporation of Florida and its subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.

Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company elected certain practical expedients offered by the FASB for all classes of leased assets. As a result, the Company has not reassessed whether existing contracts are or contain leases, nor has the Company reassessed the classification of existing leases. The Company elected not to separate lease and non-lease components and instead accounts for them as a single lease component. The Company also elected to exclude short-term leases from the recognition of ROUAs and lease liabilities. Therefore, if the lease term is equal to or less than twelve months (including the renewal options that we are reasonably certain to exercise) and we are not reasonably certain to exercise any available purchase options in the lease, we do not apply the new lease accounting guidance for those leases. The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of ROUAs.
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

Effect on the Consolidated Financial Statements
The Company continues to validate and refine the credit loss estimation techniques and related processes that have been developed under the direction of the Company's transition oversight committee. Updates to business processes and the documentation of accounting policy decisions are ongoing. A validation of the CECL model has been completed by a third party and the the Company is currently conducting parallel runs of the CECL model process. The Company expects to recognize an increase in the allowance for credit losses upon adoption, which will be recorded as a one-time cumulative adjustment to retained earnings at the adoption date, January 1, 2020. The magnitude of the increase, however, has not yet been determined.
The expected increase is primarily attributed to the impact of the new guidance on the Company’s acquired loan portfolio. For loans currently classified as purchased unimpaired (“PUL”), the CECL standard requires a reserve for expected credit losses to be established regardless of the impact of a purchase discount on the amortized cost basis. The accounting for existing PUL purchase discounts and premiums is not affected by the standard, and these will continue to accrete into interest income over the remaining lives of the loans on a level yield basis. Existing purchased credit impaired (“PCI”) loans will be classified as purchased credit deteriorated (“PCD”) loans and a reserve for expected credit losses will be established.
The impact at adoption will be influenced by the outcome of our continuing review of the model, assumptions, methodologies and judgments, and by the loan portfolio composition and by macroeconomic conditions and forecasts at the adoption date. Additionally, the CECL model could produce higher volatility in the quarterly provision for credit losses than our current reserve process.
The Company does not expect adoption of the standard to materially impact its held to maturity debt security portfolio, which is comprised of securities guaranteed either explicitly or implicitly by government sponsored entities. While available for sale (“AFS”) securities are not subject to the CECL allowance requirement, the new guidance requires the Company to record an allowance for AFS securities in an unrealized loss position if a portion of the unrealized loss is credit related. The Company does not expect a material impact to AFS securities upon adoption.

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

For both the three and nine months ended September 30, 2019, options to purchase 492,000 shares were antidilutive in each period and, accordingly, were excluded in the computation of diluted earnings per share, compared to 481,000 and 412,000 shares, respectively, for the three and nine months ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Basic earnings per share
Net income	$25,605	$16,322	$71,563	$51,313
Average common shares outstanding	51,473	47,205	51,426	47,108
Net income per share	$0.50	$0.35	$1.39	$1.09

Diluted earnings per share
Net income	$25,605	$16,322	$71,563	$51,313
Average common shares outstanding	51,473	47,205	51,426	47,108
Add: Dilutive effect of employee restricted stock and stock options	462	824	570	795
Average diluted shares outstanding	51,935	48,029	51,996	47,903
Net income per share	$0.49	$0.34	$1.38	$1.07

Note D – Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale
U.S. Treasury securities and obligations of U.S. government agencies	$10,206	$319	$(1)	$10,524
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	562,270	12,096	(520)	573,846
Private mortgage-backed securities and collateralized mortgage obligations	60,809	1,808	(17)	62,600
Collateralized loan obligations	241,387	1	(1,402)	239,986
Obligations of state and political subdivisions	32,506	1,349	—	33,855
Totals	$907,178	$15,573	$(1,940)	$920,811

Debt securities held to maturity
Mortgage-backed securities of U.S. government sponsored entities	$273,644	$3,930	$(1,505)	$276,069
Totals	$273,644	$3,930	$(1,505)	$276,069

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale
U.S. Treasury securities and obligations of U.S. government agencies	$7,200	$106	$(6)	$7,300
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	567,753	300	(14,047)	554,006
Private mortgage-backed securities and collateralized mortgage obligations	55,569	560	(401)	55,728
Collateralized loan obligations	212,807	1	(3,442)	209,366
Obligations of state and political subdivisions	39,543	339	(451)	39,431
Totals	$882,872	$1,306	$(18,347)	$865,831

Debt securities held to maturity
Mortgage-backed securities of U.S. government sponsored entities	$304,423	$—	$(7,324)	$297,099
Private mortgage-backed securities and collateralized mortgage obligations	21,526	277	(130)	21,673
Collateralized loan obligations	32,000	—	(877)	31,123
Totals	$357,949	$277	$(8,331)	$349,895

Proceeds from sales of securities during the three and nine months ended September 30, 2019 were $49.6 million and $122.9 million, respectively. Included in "Securities losses, net" for the three months ended September 30, 2019 are gross losses of $0.9 million, and for the nine months ended September 30, 2019, are gross gains of $0.3 million and gross losses of $1.8 million. Also included in “Securities losses, net” for the three and nine months ended September 30, 2019 is an increase of $0.1 million and $0.2 million, respectively, in the value of an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities.

There were no sales of securities during the three and nine months ended September 30, 2018. Included in “Securities losses, net” for the three and nine months ended September 30, 2018, is a decrease of $0.1 million and $0.2 million, respectively, in the value of the CRA-qualified mutual fund investment.

On January 1, 2019, the Company adopted ASU 2017-12 and subsequently transferred held to maturity debt securities with an amortized cost basis of $53.5 million to available for sale. Those securities had unrealized losses of $0.7 million that was recorded in other comprehensive income on the date of transfer.

At September 30, 2019, debt securities with a fair value of $86.1 million were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Debt securities with a fair value of $99.9 million were pledged as collateral for repurchase agreements.

The amortized cost and fair value of debt securities held to maturity and available for sale at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$10,047	$10,069
Due after one year through five years	—	—	134,560	134,537
Due after five years through ten years	—	—	131,057	130,712
Due after ten years	—	—	8,435	9,047
	—	—	284,099	284,365
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	273,644	276,069	562,270	573,846
Private mortgage-backed securities and collateralized mortgage obligations	—	—	60,809	62,600
Totals	$273,644	$276,069	$907,178	$920,811

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the fair value of debt securities with unrealized losses and the period of time for which these losses were outstanding at September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$438	(1)	$—	$—	$438	$(1)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	83,139	(383)	115,545	(1,642)	198,684	(2,025)
Private mortgage-backed securities and collateralized mortgage obligations	8,010	(17)	—	—	8,010	(17)
Collateralized loan obligations	118,668	(568)	110,516	(834)	229,184	(1,402)
Totals	$210,255	$(969)	$226,061	$(2,476)	$436,316	$(3,445)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$99	$(1)	$642	$(5)	$741	$(6)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	200,184	(2,235)	623,420	(19,136)	823,604	(21,371)
Private mortgage-backed securities and collateralized mortgage obligations	20,071	(344)	12,739	(187)	32,810	(531)
Collateralized loan obligations	238,894	(4,319)	—	—	238,894	(4,319)
Obligations of state and political subdivisions	19,175	(241)	9,553	(210)	28,728	(451)
Totals	$478,423	$(7,140)	$646,354	$(19,538)	$1,124,777	$(26,678)

The two tables above include debt securities that were transferred from available for sale into held to maturity during 2014. Those securities had unrealized losses of $3.1 million at the date of transfer, and at September 30, 2019, the unamortized balance was $0.4 million.

At September 30, 2019, the Company had $2.0 million of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of government sponsored entities having a fair value of $198.7 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these mitigating factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2019, the Company had unrealized losses of $1.4 million on collateralized loan obligations with a fair value of $229.2 million. The collateral for these securities is first lien senior secured corporate debt. The Company holds senior tranches rated credit A or higher. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2019, the Company does not intend to sell debt securities that are in an unrealized loss position and it is not more than likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at September 30, 2019.

Included in other assets at September 30, 2019 is $33.0 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Also included in other assets is a $6.4 million investment in a CRA-qualified mutual fund carried at fair value.

The Company holds 11,330 shares of Visa Class B stock, which following resolution of Visa litigation will be converted to Visa Class A shares. Under the current conversion ratio that became effective September 27, 2019, the Company would receive 1.6228 shares of Class A stock for each share of Class B stock for a total of 18,386 shares of Visa Class A stock. Our ownership of Visa stock is related to prior ownership in Visa's network, while Visa operated as a cooperative. This ownership is recorded on our financial records at zero basis.

Note E – Loans

Information pertaining to portfolio loans, purchased credit impaired (“PCI”) loans, and purchased unimpaired loans (“PUL”) is as follows:

	September 30, 2019
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$272,915	$158	$53,251	$326,324
Commercial real estate	1,709,227	10,259	590,881	2,310,367
Residential real estate	1,184,579	2,364	223,003	1,409,946
Commercial and financial	635,153	600	86,533	722,286
Consumer	208,425	—	8,941	217,366
Totals[1]	$4,010,299	$13,381	$962,609	$4,986,289

	December 31, 2018
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$301,473	$151	$141,944	$443,568
Commercial real estate	1,437,989	10,828	683,249	2,132,066
Residential real estate	1,055,525	2,718	266,134	1,324,377
Commercial and financial	603,057	737	118,528	722,322
Consumer	190,207	—	12,674	202,881
Totals[1]	$3,588,251	$14,434	$1,222,529	$4,825,214
[1]Net loan balances as of September 30, 2019 and December 31, 2018 include deferred costs of $18.7 million and $16.9 million for each period, respectively.

 The following tables present the contractual delinquency of the recorded investment by class of loans as of:

	September 30, 2019
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total Financing Receivables
Portfolio Loans
Construction and land development	$266,815	$1,747	$—	$—	$4,353	$272,915
Commercial real estate	1,702,928	1,271	599	—	4,429	1,709,227
Residential real estate	1,173,158	3,349	182	—	7,890	1,184,579
Commercial and financial	627,056	4,448	—	—	3,649	635,153
Consumer	207,467	572	306	—	80	208,425
Total Portfolio Loans	3,977,424	11,387	1,087	—	20,401	4,010,299

Purchased Unimpaired Loans
Construction and land development	49,682	—	2,995	—	574	53,251
Commercial real estate	587,865	872	848	—	1,296	590,881
Residential real estate	222,383	75	122	—	423	223,003
Commercial and financial	84,614	1,362	—	—	557	86,533
Consumer	8,796	116	—	—	29	8,941
Total PULs	953,340	2,425	3,965	—	2,879	962,609

Purchased Credit Impaired Loans
Construction and land development	145	—	—	—	13	158
Commercial real estate	9,314	—	—	—	945	10,259
Residential real estate	573	—	—	—	1,791	2,364
Commercial and financial	585	—	—	—	15	600
Consumer	—	—	—	—	—	—
Total PCI Loans	10,617	—	—	—	2,764	13,381

Total Loans	$4,941,381	$13,812	$5,052	$—	$26,044	$4,986,289

	December 31, 2018
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total Financing Receivables
Portfolio Loans
Construction and land development	$301,348	$97	$—	$—	$28	$301,473
Commercial real estate	1,427,413	3,852	97	141	6,486	1,437,989
Residential real estate	1,044,375	2,524	525	295	7,806	1,055,525
Commercial and financial	594,930	5,186	1,661	—	1,280	603,057
Consumer	189,061	637	326	—	183	190,207
Total Portfolio Loans	3,557,127	12,296	2,609	436	15,783	3,588,251

Purchased Unimpaired Loans
Construction and land development	140,013	1,931	—	—	—	141,944
Commercial real estate	680,060	1,846	—	—	1,343	683,249
Residential real estate	260,781	1,523	—	90	3,740	266,134
Commercial and financial	116,173	342	—	—	2,013	118,528
Consumer	12,643	—	31	—	—	12,674
Total PULs	1,209,670	5,642	31	90	7,096	1,222,529

Purchased Credit Impaired Loans
Construction and land development	135	—	—	—	16	151
Commercial real estate	8,403	1,034	—	—	1,391	10,828
Residential real estate	556	—	—	—	2,162	2,718
Commercial and financial	74	635	—	—	28	737
Consumer	—	—	—	—	—	—
Total PCI Loans	9,168	1,669	—	—	3,597	14,434

Total Loans	$4,775,965	$19,607	$2,640	$526	$26,476	$4,825,214

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

Risk ratings on commercial lending facilities are re-evaluated during the annual review process at a minimum, based on the size of the aggregate exposure, and/or when there is a credit action of the existing credit exposure. The following tables present the risk category of loans by class based on the most recent analysis performed as of:

	September 30, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Construction and land development	$316,636	$4,559	$5,129	$—	$326,324
Commercial real estate	2,260,472	27,838	21,736	321	2,310,367
Residential real estate	1,386,760	3,978	19,208	—	1,409,946
Commercial and financial	703,565	10,436	7,135	1,150	722,286
Consumer	212,955	3,417	994	—	217,366
Totals	$4,880,388	$50,228	$54,202	$1,471	$4,986,289

	December 31, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Construction and land development	$428,044	$10,429	$5,095	$—	$443,568
Commercial real estate	2,063,589	41,429	27,048	—	2,132,066
Residential real estate	1,296,634	3,654	24,089	—	1,324,377
Commercial and financial	707,663	8,387	6,247	25	722,322
Consumer	198,367	3,397	1,117	—	202,881
Totals	$4,694,297	$67,296	$63,596	$25	$4,825,214

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

The table below summarizes the changes in accretable yield on PCI loans for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$2,344	$3,189	$2,822	$3,699
Additions	—	—	—	—
Deletions	—	—	—	(43)
Accretion	(287)	(284)	(1,336)	(989)
Reclassification from non-accretable difference	62	—	633	238
Ending balance	$2,119	$2,905	$2,119	$2,905

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

During the three and nine months ended September 30, 2019, there were three loans totaling $1.6 million and seven loans totaling $4.0 million, respectively, modified in a TDR. There were three defaults totaling $2.1 million of loans to a single borrower modified in TDRs within the twelve months preceding September 30, 2019. During the three and nine months ended September 30, 2018 there was one loan totaling $0.1 million modified in a TDR. There was one loan that defaulted which had been modified in a TDR of $0.1 million during the t welve months preceding September 30, 2018. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and a specific allowance for loan loss is assigned in accordance with the Company’s policy.

Impaired Loans

Loans are considered impaired if they are 90 days or more past due, in nonaccrual status, or are TDRs. As of September 30, 2019 and December 31, 2018, the Company’s recorded investment in impaired loans, excluding PCI loans, the unpaid principal balance and related valuation allowance was as follows:

	September 30, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$4,972	$5,169	$—
Commercial real estate	6,222	7,649	—
Residential real estate	9,727	14,223	—
Commercial and financial	3,407	4,406	—
Consumer	118	131	—
Impaired Loans with an Allowance Recorded:
Construction and land development	98	114	16
Commercial real estate	4,223	4,223	247
Residential real estate	4,888	5,035	517
Commercial and financial	1,948	1,963	727
Consumer	229	245	57
Total Impaired Loans
Construction and land development	5,070	5,283	16
Commercial real estate	10,445	11,872	247
Residential real estate	14,615	19,258	517
Commercial and financial	5,355	6,369	727
Consumer	347	376	57
Totals	$35,832	$43,158	$1,564

	December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$15	$229	$—
Commercial real estate	3,852	5,138	—
Residential real estate	13,510	18,111	—
Commercial and financial	1,191	1,414	—
Consumer	280	291	—
Impaired Loans with an Allowance Recorded:
Construction and land development	196	211	22
Commercial real estate	9,786	12,967	369
Residential real estate	5,537	5,664	805
Commercial and financial	2,131	2,309	1,498
Consumer	202	211	34
Total Impaired Loans
Construction and land development	211	440	22
Commercial real estate	13,638	18,105	369
Residential real estate	19,047	23,775	805
Commercial and financial	3,322	3,723	1,498
Consumer	482	502	34
Totals	$36,700	$46,545	$2,728

Impaired loans also include TDRs where concessions have been granted to borrowers who have experienced financial difficulty. At September 30, 2019 and at December 31, 2018, accruing TDRs totaled $12.4 million and $13.3 million, respectively.

Average impaired loans for the three months ended September 30, 2019 and 2018 were $35.1 million and $38.1 million, respectively. Average impaired loans for the nine months ended September 30, 2019 and 2018 were $35.5 million and $34.5 million, respectively. The impaired loans were measured for impairment based on the value of underlying collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. The valuation allowance is included in the allowance for loan losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions in principal. For the three months ended September 30, 2019 and 2018, the Company recorded interest income on impaired loans of $0.7 million and $0.5 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded interest income on impaired loans of $1.5 million and $1.4 million, respectively.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, interest income represents the change in present value attributable to the passage of time, and totaled $40,000 and $36,000, respectively, for the three months ended September 30, 2019 and 2018, and $102,000 and $157,000, respectively, for the nine months ended September 30, 2019 and 2018.

Note F – Allowance for Loan Losses

Activity in the allowance for loan losses for the three and nine month periods ended September 30, 2019 and 2018 is summarized as follows:

	Three Months Ended September 30, 2019
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$2,243	$(395)	$—	$6	$—	$1,854
Commercial real estate	11,870	1,368	(232)	10	(19)	12,997
Residential real estate	7,508	87	(38)	52	(20)	7,589
Commercial and financial	8,912	769	(1,625)	295	—	8,351
Consumer	2,972	422	(697)	118	(1)	2,814
Totals	$33,505	$2,251	$(2,592)	$481	$(40)	$33,605

	Three Months Ended September 30, 2018
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$2,287	$(221)	$—	$3	$—	$2,069
Commercial real estate	9,126	4,191	(1)	18	(16)	13,318
Residential real estate	8,850	(1,279)	(6)	99	(19)	7,645
Commercial and financial	7,102	1,739	(842)	163	—	8,162
Consumer	1,559	1,344	(296)	65	(1)	2,671
Totals	$28,924	$5,774	$(1,145)	$348	$(36)	$33,865

	Nine Months Ended September 30, 2019
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$2,233	$(391)	$—	$13	$(1)	$1,854
Commercial real estate	11,112	1,560	(248)	622	(49)	12,997
Residential real estate	7,775	(276)	(102)	242	(50)	7,589
Commercial and financial	8,585	3,736	(4,450)	480	—	8,351
Consumer	2,718	1,570	(1,915)	443	(2)	2,814
Totals	$32,423	$6,199	$(6,715)	$1,800	$(102)	$33,605

	Nine Months Ended September 30, 2018
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$1,642	$414	$—	$13	$—	$2,069
Commercial real estate	9,285	3,826	(15)	268	(46)	13,318
Residential real estate	7,131	(78)	(33)	733	(108)	7,645
Commercial and financial	7,297	3,639	(2,985)	211	—	8,162
Consumer	1,767	1,587	(931)	251	(3)	2,671
Totals	$27,122	$9,388	$(3,964)	$1,476	$(157)	$33,865

The allowance for loan losses is comprised of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio, excluding PCI loans, and related allowance at September 30, 2019 and December 31, 2018 is shown in the following tables:

	September 30, 2019
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$5,070	$16	$321,096	$1,838	$326,166	$1,854
Commercial real estate	10,445	247	2,289,663	12,750	2,300,108	12,997
Residential real estate	14,615	517	1,392,967	7,072	1,407,582	7,589
Commercial and financial	5,355	727	716,331	7,624	721,686	8,351
Consumer	347	57	217,019	2,757	217,366	2,814
Totals	$35,832	$1,564	$4,937,076	$32,041	$4,972,908	$33,605

	December 31, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$211	$22	$443,206	$2,211	$443,417	$2,233
Commercial real estate	13,638	369	2,107,600	10,743	2,121,238	11,112
Residential real estate	19,047	805	1,302,612	6,970	1,321,659	7,775
Commercial and financial	3,322	1,498	718,263	7,087	721,585	8,585
Consumer	482	34	202,399	2,684	202,881	2,718
Totals	$36,700	$2,728	$4,774,080	$29,695	$4,810,780	$32,423

Loans collectively evaluated for impairment reported at September 30, 2019 included acquired loans that are not PCI loans. At September 30, 2019, the remaining fair value adjustments for PUL loans was approximately $36.3 million, or approximately 3.8% of the outstanding aggregate PUL balances. At December 31, 2018, the remaining fair value adjustments for PUL loans was approximately $47.0 million, or 3.9% of the outstanding aggregate PUL balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	PCI Loans Individually Evaluated for Impairment
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$158	$—	$151	$—
Commercial real estate	10,259	—	10,828	—
Residential real estate	2,364	—	2,718	—
Commercial and financial	600	—	737	—
Consumer	—	—	—	—
Totals	$13,381	$—	$14,434	$—

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

(In thousands)	September 30, 2019	December 31, 2018
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	$99,881	$246,829

Note H – Lease Commitments

The Company is the lessee in various noncancellable operating leases for land, buildings, and equipment. Certain leases contain provisions for variable lease payments that are linked to the consumer price index. Lease cost for the three and nine months ended September 30, 2019 consists of:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,385	$4,174
Variable lease cost	305	901
Short-term lease cost	154	574
Sublease income	(179)	(440)
Total lease cost	$1,665	$5,209

The following table provides supplemental information related to leases as of and for the nine months ended September 30, 2019:

(In thousands, except for weighted average data)	September 30, 2019
Operating lease right-of-use assets	$26,355
Operating lease liabilities	30,381
Cash paid for amounts included in the measurement of operating lease liabilities	4,445
Right-of-use assets obtained in exchange for new operating lease obligations	353
Weighted average remaining lease term for operating leases	9 years
Weighted average discount rate for operating leases	4.71%

The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the lease liability. Maturities of lease liabilities as of September 30, 2019 are as follows:

Twelve Months Ended September 30,	(In thousands)
2020	$5,765
2021	4,768
2022	4,493
2023	3,601
2024	3,542
Thereafter	15,360
Total undiscounted cash flows	37,529
Less: Net present value adjustment	(7,148)
Total	$30,381

Note I – Noninterest Income and Expense

Details of noninterest income and expenses for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Noninterest income
Service charges on deposit accounts	$2,978	$2,833	$8,569	$8,179
Trust fees	1,183	1,083	3,347	3,143
Mortgage banking fees	2,127	1,135	4,976	3,873
Brokerage commissions and fees	449	444	1,426	1,264
Marine finance fees	152	194	715	1,213
Interchange income	3,206	3,119	10,012	9,137
BOLI income	928	1,078	2,770	3,200
SBA gains	569	473	1,896	1,955
Other income	3,198	1,980	7,967	5,542
	14,790	12,339	41,678	37,506
Securities losses, net	(847)	(48)	(1,322)	(198)
Total	$13,943	$12,291	$40,356	$37,308

Noninterest expense
Salaries and wages	$18,640	$17,129	$56,566	$48,939
Employee benefits	2,973	3,205	10,374	9,320
Outsourced data processing costs	3,711	3,493	11,432	10,565
Telephone/data lines	603	624	2,307	1,879
Occupancy	3,368	3,214	10,916	9,647
Furniture and equipment	1,528	1,367	4,829	4,292
Marketing	933	1,139	3,276	3,735
Legal and professional fees	1,648	2,019	6,528	6,293
FDIC assessments	56	431	881	1,624
Amortization of intangibles	1,456	1,004	4,370	2,997
Foreclosed property expense and net (gain)/loss on sale	262	(136)	48	461
Other	3,405	3,910	11,155	13,057
Total	$38,583	$37,399	$122,682	$112,809

Note J – Equity Capital

The Company is well capitalized and at September 30, 2019, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

Note K – Contingent Liabilities

The Company and its subsidiaries, because of the nature of their business, are at all times subject to numerous legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

Note L – Fair Value

Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2019 and December 31, 2018 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Available for sale debt securities[1]	$920,811	$100	$920,711	$—
Loans held for sale[2]	26,768	—	26,768	—
Loans[3]	4,606	—	1,737	2,869
Other real estate owned[4]	13,593	—	241	13,352
Equity securities[5]	6,422	6,422	—	—

December 31, 2018
Available for sale debt securities[1]	$865,831	$100	$865,731	$—
Loans held for sale[2]	11,873	—	11,873	—
Loans[3]	8,590	—	2,290	6,300
Other real estate owned[4]	12,802	—	297	12,505
Equity securities[5]	6,205	6,205	—	—
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

Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on nonaccrual as of September 30, 2019 and December 31, 2018. The aggregate fair value and contractual balance of loans held for sale as of September 30, 2019 and December 31, 2018 is as follows:

(In thousands)	September 30, 2019	December 31, 2018
Aggregate fair value	$26,768	$11,873
Contractual balance	25,803	11,562
Excess	965	311

Loans: Level 2 loans consist of impaired real estate loans which are collateral dependent. Fair value is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluations are based on the comparative sales approach. Level 3 loans consist of commercial and commercial real estate impaired loans. For these loans evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At September 30, 2019, the capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.6%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $4.6 million with a specific reserve of $1.6 million at September 30, 2019, compared to $8.6 million with a specific reserve of $2.7 million at December 31, 2018.

For loans classified as level 3, changes included loans migrating to OREO of $4.6 million and paydowns and chargeoffs of $1.5 million, offset by additions of $2.7 million for the nine months ended September 30, 2019.

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

For OREO classified as level 3 during the nine months ended September 30, 2019, changes included additions of foreclosed loans of $5.5 million, offset by sales of $4.3 million and writedowns of $0.4 million.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarter-end valuation process. There were no such transfers for loans and OREO classified as level 3 during the nine months ended September 30, 2019 and 2018.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of September 30, 2019 and December 31, 2018 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Financial Assets
Debt securities held to maturity[1]	$273,644	$—	$276,069	$—
Time deposits with other banks	4,579	—	—	4,473
Loans, net	4,948,078	—	—	4,961,833
Financial Liabilities
Deposit liabilities	5,673,141	—	—	5,672,972
Federal Home Loan Bank (FHLB) borrowings	50,000	—	—	49,996
Subordinated debt	71,014	—	61,160	—

December 31, 2018
Financial Assets
Debt securities held to maturity[1]	$357,949	$—	$349,895	$—
Time deposits with other banks	8,243	—	—	8,132
Loans, net	4,784,201	—	—	4,835,248
Financial Liabilities
Deposit liabilities	5,177,240	—	—	5,172,098
Federal Home Loan Bank (FHLB) borrowings	380,000	—	—	380,027
Subordinated debt	70,804	—	61,224	—
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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2019 and December 31, 2018:

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

(In thousands)	Initially Measured October 19, 2018	Measurement Period Adjustments	As Adjusted October 19, 2018
Assets:
Cash	$29,434	$—	$29,434
Investment securities	32,145	—	32,145
Loans, net	631,497	—	631,497
Fixed assets	16,828	—	16,828
Other real estate owned	410	—	410
Core deposit intangibles	10,170	(678)	9,492
Goodwill	56,198	532	56,730
Other assets	40,669	181	40,850
Totals	$817,351	$35	$817,386
Liabilities:
Deposits	$624,289	$—	$624,289
Other liabilities	79,018	35	79,053
Totals	$703,307	$35	$703,342

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

For the loans acquired we first segregated all acquired loans with specifically identified credit deficiency factors. The factors we considered to identify loans as PCI loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as TDR, graded “special mention” or “substandard.” These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of October 19, 2018 for PCI loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

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

Pro-Forma Information

Pro-forma data for the three and nine months ended September 30, 2018 presents information as if the acquisition of First Green occurred at the beginning of 2018, as follows:

(In thousands, except per share amounts)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net interest income	$59,670	$174,416
Net income	21,070	64,440
EPS - basic	$0.41	$1.26
EPS - diluted	0.40	1.24

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

The emphasis of this discussion will be on the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2019 compared to December 31, 2018.

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

•	our ability to comply with any requirements imposed on us or our banking subsidiary, Seacoast Bank, by regulators and the potential negative consequences that may result;

•
the effects of problems encountered by other financial institutions that adversely affect us or the banking industry generally that could require us to change certain business practices, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses;

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

Third Quarter 2019
Vision 2020 Update
We remain confident in our ability to achieve our Vision 2020 targets announced in 2017.

Vision 2020 Targets
Return on Tangible Assets	1.30% +
Return on Tangible Common Equity	16% +
Efficiency Ratio	Below 50%
Since announcing our Vision 2020 targets in February 2017, we have achieved a compounded annual growth rate in tangible book value per share of 13%, steadily building shareholder value.
Results of Operations

Third Quarter 2019 Results and Year to Date Results

For the third quarter of 2019, the Company reported net income of $25.6 million, or $0.49 per average common diluted share, compared to $23.3 million, or $0.45, for the prior quarter and $16.3 million, or $0.34, for the third quarter of 2018. For the nine months ended September 30, 2019, net income was $71.6 million, or $1.38 per average common diluted share, compared to $51.3 million, or $1.07, for the nine months ended September 30, 2018. Adjusted net income1 for the third quarter of 2019 totaled $27.7 million, or $0.53, per average common diluted share, compared to $25.8 million, or $0.50, for the prior quarter and $17.6 million, or $0.37, for the third quarter of 2018. For the nine months ended September 30, 2019, adjusted net income1 was $77.8 million, or $1.50 per average common diluted share, compared to $55.2 million, or $1.15, for the nine months ended September 30, 2018.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
	2019	2019	2018	2019	2018
Return on average tangible assets	1.61%	1.50%	1.18%	1.53%	1.25%
Return on average tangible shareholders' equity	14.73	14.30	12.04	14.63	13.14
Efficiency ratio	48.62	53.48	57.04	52.85	57.75

Adjusted return on average tangible assets[1]	1.67%	1.59%	1.22%	1.59%	1.29%
Adjusted return on average tangible shareholders' equity[1]	15.30	15.17	12.43	15.20	13.54
Adjusted efficiency ratio[1]	48.96	51.44	56.29	52.05	56.88
[1]Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.

For the nine months ended September 30, 2019, our adjusted return on average tangible assets1 and adjusted return on average tangible shareholders' equity1 improved when compared to the same period in the prior year. This improvement is the result of higher adjusted net income1 in the current year to date period, partially offset by higher tangible assets and higher tangible shareholders' equity. The improvement in the efficiency ratios reflects our disciplined expense control and focus on increasing net revenue (interest and noninterest income combined).

Net Interest Income and Margin

Net interest income (on a fully taxable equivalent basis) for the third quarter of 2019 totaled $61.0 million, increasing $0.8 million, or 1%, during the quarter compared to the second quarter of 2019, and increasing $9.3 million, or 18%, compared to the third quarter of 2018. Net interest margin was 3.89% in the third quarter 2019, compared to 3.94% in the second quarter 2019 and 3.82% in the third quarter of 2018. For the third quarter of 2019, the yield on loans contracted 10 basis points, the yield on securities contracted 4 basis points, and the cost of deposits decreased 3 basis points, compared to the second quarter of 2019 results. The impact on net interest margin from accretion of purchase discounts on acquired loans was 25 basis points in the third quarter of 2019 compared to 27 basis points in the second quarter of 2019 and 18 basis points in the third quarter of 2018. The Federal Reserve reduced the overnight rate twice by 25 basis points during the third quarter of 2019 and the 10-year treasury rate fell by approximately 30 basis points, resulting in lower new earning asset yields and further declines in our variable rate earning asset portfolios. This was partially offset by our success in lowering the cost of funding, the result of our focus on maintaining deposit pricing discipline.

For the nine months ended September 30, 2019, net interest income (on a fully taxable equivalent basis) totaled $182.1 million, an increase of $30.3 million, or 20%, compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, net interest margin was 3.95% and 3.79%, respectively. For the nine months ended September 30, 2019 compared to 2018, net interest income (on a fully taxable equivalent basis) and the net interest margin continued to benefit from a positive remixing of interest earning assets as well as actions taken to migrate funding towards lower rate deposit balances over the past twelve months. Net interest margin improved 16 basis points for the nine months ended September 30, 2019, compared to the same period in 2018. Our loan and debt securities yields were 38 and 17 basis points higher, respectively, while our cost of deposits was higher by 34 basis points when comparing the same nine-month periods for 2019 and 2018.

The following table details the trend for net interest income and margin results (on a tax equivalent basis, a non-GAAP measure), the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Third quarter 2019	$61,027	3.89%	4.65%	1.13%
Second quarter 2019	60,219	3.94%	4.73%	1.18%
Third quarter 2018	51,709	3.82%	4.38%	0.82%

Nine Months Ended September 30, 2019	182,107	3.95%	4.72%	1.14%
Nine Months Ended September 30, 2018	151,856	3.79%	4.29%	0.72%
1On tax equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.

Total average loans increased $104.2 million, or 2%, for third quarter 2019 compared to second quarter 2019, and increased $937.4 million, or 23%, from the third quarter of 2018. Average debt securities decreased $1.4 million, or 0.1%, for third quarter 2019 compared to the second quarter 2019, and were $123.6 million, or 9%, lower from the third quarter of 2018. For the nine months ended September 30, 2019, total average loans increased $932.4 million, or 24%, and average debt securities decreased $155.4 million, or 11%, compared to the nine months ended September 30, 2018.

Average loans as a percentage of average earning assets totaled 79% for both the third quarter of 2019 and the second quarter of 2019 and 75% for the third quarter of 2018. Loan production remains strong, supported by expansion of the banking teams in Tampa and Fort Lauderdale as well as increased customer loan demand due to lower long-term interest rates.

Late in 2018, Seacoast launched a large-scale initiative to implement a fully digital loan origination platform across all business banking units. Full conversion from the legacy system is now complete. This investment should lead to improvements in operational efficiency and banker productivity in 2020 and beyond.

Loan production is detailed in the following table for the periods specified:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2019	2019	2018	2019	2018
Commercial pipeline	$359,716	$261,586	$196,512	$359,716	$196,512
Commercial loans closed	282,224	156,958	130,989	548,258	393,490

Residential pipeline-saleable	35,136	46,723	18,086	35,136	18,086
Residential loans-sold	80,758	61,391	55,848	174,707	157,710

Residential pipeline-portfolio	43,378	3,756	40,842	43,378	40,842
Residential loans-retained	22,365	51,755	78,663	123,765	232,752

Consumer and small business pipeline	66,341	65,532	59,715	66,341	59,715
Consumer and small business originations	103,115	136,479	125,920	358,097	329,211

Commercial originations during the third quarter of 2019 were $282.2 million, an increase of $125.3 million, or 80%, compared to the second quarter of 2019 and an increase of $151.2 million, or 115%, compared to the third quarter of 2018. Increases in loan production reflect the addition of business bankers across the Company's footprint, solid execution by the legacy banking team, and higher customer loan demand due to lower long term interest rates. The third quarter of 2019 results include the opportunistic purchase of $52.1 million in commercial real estate loans.

Closed residential loans sold for the third quarter of 2019 were $80.8 million, an increase of $19.4 million, or 32%, from the second quarter of 2019 and an increase of $24.9 million, or 45%, from the third quarter of 2018. Closed residential loans retained in the portfolio for the third quarter of 2019 were $22.4 million, down $29.4 million, or 57%, from the second quarter of 2019 and down $56.3 million, or 72%, from the third quarter of 2018. Residential originations retained in the third quarter of 2019 include $8.6 million in residential mortgages acquired through the test launch of a correspondent mortgage banking channel.

Consumer and small business originations totaled $103.1 million during the third quarter of 2019, a decrease of $33.4 million, or 24%, from the second quarter of 2019 and a decrease of $22.8 million, or 18%, from the third quarter of 2018. These amounts are inclusive of Small Business Administration ("SBA") loan originations of $16.0 million in the third quarter of 2019, a decrease of $0.2 million, or 1%, from the second quarter of 2019 and an increase of $2.4 million, or 18% from the third quarter of 2018.

Pipelines (loans in underwriting and approval or approved and not yet closed) remained strong at $359.7 million in commercial, $43.4 million in portfolio mortgages, $35.1 million in saleable mortgages, and $66.3 million in consumer and small business at September 30, 2019. Commercial pipelines increased $98.1 million, or 38%, from June 30, 2019, and were $163.2 million, or 83%, higher compared to September 30, 2018. Portfolio residential pipelines were $43.4 million, significantly higher than the prior quarter, the result of a test launch of a correspondent mortgage banking channel focused on acquiring mass affluent, affluent and ultra-high net worth Florida customers. Saleable residential pipelines were $35.1 million, a decrease of 25% sequentially and an increase of 94% compared to the prior year. The decrease in the saleable pipeline from the prior quarter reflects slowing refinance activity late in the quarter. The consumer and small business pipeline increased from June 30, 2019 by $0.8 million, or 1%, and was higher than at September 30, 2018 by $6.6 million, or 11%.

Customer relationship funding is detailed in the following table for the periods specified:

Customer Relationship Funding
	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands, except ratios)	2019	2019	2019	2018	2018
Noninterest demand	$1,652,927	$1,669,804	$1,676,009	$1,569,602	$1,488,689
Interest-bearing demand	1,115,455	1,124,519	1,100,477	1,014,032	912,891
Money market	1,158,862	1,172,971	1,192,070	1,173,950	1,036,940
Savings	528,214	519,732	508,320	493,807	451,958
Time certificates of deposit	1,217,683	1,054,183	1,128,702	925,849	753,032
Total deposits	$5,673,141	$5,541,209	$5,605,578	$5,177,240	$4,643,510

Customer sweep accounts	$70,414	$82,015	$148,005	$214,323	$189,035

Noninterest demand deposits as % of total deposits	29.1%	30.1%	29.9%	30.3%	32.1%

Seacoast's weighted average rate paid on total deposits was 0.72% for the nine months ended September 30, 2019, and, despite an increase of 34 basis points from the nine months ended September 30, 2018, we believe our deposit composition continues to reflect the significant value of our deposit franchise.

The average rate on customer sweep repurchase accounts was 1.38% for the nine months ended September 30, 2019, compared to 0.77% for the same period during 2018. Sweep repurchase balances have declined as other treasury related products have become available. We believe remaining balances in this product offering will continue to be valuable to many of our customers, although at lower amounts. No federal funds purchased were utilized at September 30, 2019 or 2018.

For the nine months ended September 30, 2019, FHLB borrowings averaged $115.3 million, declining $104.3 million, or 47%, compared to the same period during 2018. The average rate on FHLB borrowings for the nine months ended September 30, 2019 was 2.51% compared to 1.83% for the nine months ended September 30, 2018. We continue to actively manage our mix of brokered deposits and FHLB advances to obtain the most advantageous rates.

For the nine months ended September 30, 2019, subordinated debt averaged $70.9 million, an increase of $0.3 million compared to the same period during 2018. The average rate on subordinated debt for the nine months ended September 30, 2019 was 4.87%, compared to 4.42% for the nine months ended September 30, 2018. The subordinated debt relates to trust preferred securities issued by subsidiary trusts of the Company.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2019						2018
	Third Quarter			Second Quarter			Third Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,171,393	$8,802	3.01%	$1,169,891	$8,933	3.05%	$1,284,774	$9,582	2.98%
Nontaxable	21,194	164	3.09	24,110	179	2.96	31,411	283	3.60
Total Securities	1,192,587	8,966	3.01	1,194,001	9,112	3.05	1,316,185	9,865	3.00

Federal funds sold and other investments	84,705	800	3.75	91,481	873	3.83	51,255	634	4.91

Loans, net	4,945,953	63,138	5.06	4,841,751	62,335	5.16	4,008,527	48,802	4.83

Total Earning Assets	6,223,245	72,904	4.65	6,127,233	72,320	4.73	5,375,967	59,301	4.38

Allowance for loan losses	(33,997)			(32,806)			(29,259)
Cash and due from banks	88,539			91,160			110,929
Premises and equipment	68,301			69,890			63,771
Intangible assets	227,389			228,706			165,534
Bank owned life insurance	125,249			124,631			121,952
Other assets	121,850			126,180			94,433
Total Assets	$6,820,576			$6,734,994			$5,903,327

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,116,434	$1,053	0.37%	$1,118,703	$1,150	0.41%	$939,527	$426	0.18%
Savings	522,831	531	0.40	513,773	586	0.46	444,935	170	0.15
Money market	1,173,042	2,750	0.93	1,179,345	3,089	1.05	1,031,960	1,501	0.58
Time deposits	1,159,272	6,009	2.06	1,089,020	5,724	2.11	779,608	2,975	1.51
Federal funds purchased and securities sold under agreements to repurchase	75,785	300	1.57	91,614	355	1.55	204,097	463	0.90
Federal Home Loan Bank borrowings	68,804	414	2.39	51,571	329	2.56	222,315	1,228	2.19
Other borrowings	70,969	820	4.58	70,903	868	4.91	70,694	829	4.65
Total Interest-Bearing Liabilities	4,187,137	11,877	1.13	4,114,929	12,101	1.18	3,693,136	7,592	0.82
Noninterest demand	1,626,269			1,646,934			1,451,751
Other liabilities	60,500			61,652			30,150
Total Liabilities	5,873,906			5,823,515			5,175,037

Shareholders' equity	946,670			911,479			728,290

Total Liabilities & Equity	$6,820,576			$6,734,994			$5,903,327

Cost of deposits			0.73%			0.76%			0.43%
Interest expense as a % of earning assets			0.76%			0.79%			0.56%
Net interest income as a % of earning assets		$61,027	3.89%		$60,219	3.94%		$51,709	3.82%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2019			2018
	Year to Date			Year to Date
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,175,831	$26,854	3.05%	$1,323,164	$28,332	2.85%
Nontaxable	23,935	533	2.97	32,031	863	3.59
Total Securities	1,199,766	27,387	3.04	1,355,195	29,195	2.87

Federal funds sold and other investments	89,084	2,591	3.89	52,253	1,835	4.70

Loans, net	4,875,975	187,808	5.15	3,943,617	140,635	4.77

Total Earning Assets	6,164,825	217,786	4.72	5,351,065	171,665	4.29

Allowance for loan losses	(33,260)			(28,660)
Cash and due from banks	93,171			111,781
Premises and equipment	69,700			64,708
Intangible assets	228,710			166,348
Bank owned life insurance	124,535			121,742
Other assets	128,016			90,888
Total Assets	$6,775,697			$5,877,872

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,088,605	$3,042	0.37%	$979,148	$1,368	0.19%
Savings	512,399	1,593	0.42	440,054	392	0.12
Money market	1,170,494	8,397	0.96	1,012,259	3,863	0.51
Time deposits	1,097,308	16,692	2.03	782,283	7,783	1.33
Federal funds purchased and securities sold under agreements to repurchase	117,077	1,206	1.38	186,643	1,071	0.77
Federal Home Loan Bank borrowings	115,337	2,164	2.51	219,652	2,999	1.83
Other borrowings	70,903	2,585	4.87	70,623	2,333	4.42
Total Interest-Bearing Liabilities	4,172,123	35,679	1.14	3,690,662	19,809	0.72
Noninterest demand	1,628,634			1,446,488
Other liabilities	62,123			29,533
Total Liabilities	5,862,880			5,166,683

Shareholders' equity	912,817			711,189

Total Liabilities & Equity	$6,775,697			$5,877,872

Cost of deposits			0.72%			0.38%
Interest expense as a % of earning assets			0.77%			0.49%
Net interest income as a % of earning assets		$182,107	3.95%		$151,856	3.79%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Taxable Equivalent Measure

Fully taxable equivalent net interest income and net interest margin are common terms and measures used in the banking industry but are not terms used under GAAP. We believe that these presentations of tax equivalent net interest income and tax equivalent net interest margin aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. We further believe these non-GAAP measures enhance investors’ understanding of the Company’s business and performance, and facilitate an understanding of performance trends and comparisons with the performance of other financial institutions. The limitations associated with these measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently, including as a result of using different assumed tax rates. These disclosures should not be considered as an alternative to GAAP. The following information is provided to reconcile GAAP measures and tax equivalent net interest income and net interest margin on a tax equivalent basis.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except ratios)	2019	2019	2018	2019	2018
Nontaxable interest income adjustment	$79	$83	$147	$249	$325
Tax Rate	21%	21%	21%	21%	21%
Net interest income (TE)	$61,027	$60,219	$51,709	$182,107	$151,856
Total net interest income (not TE)	60,948	60,136	51,562	181,858	151,531
Net interest margin (TE)	3.89%	3.94%	3.82%	3.95%	3.79%
Net interest margin (not TE)	3.89	3.94	3.81	3.94	3.79
TE = Tax Equivalent

Noninterest Income

Noninterest income totaled $13.9 million for the third quarter of 2019, an increase of $0.4 million, or 3%, compared to the second quarter of 2019 and an increase of $1.7 million, or 13%, from the third quarter of 2018. For the nine months ended September 30, 2019, noninterest income totaled $40.4 million, an increase of $3.0 million, or 8%, compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, noninterest income accounted for 19% of total revenue (excluding securities losses), compared to 20% for the nine months ended September 30, 2018.

Noninterest income for the third and second quarters of 2019, compared to the third quarter of 2018, and for the nine months ended September 30, 2019 and 2018 is detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2019	2019	2018	2019	2018
Service charges on deposit accounts	$2,978	$2,894	$2,833	$8,569	$8,179
Trust fees	1,183	1,147	1,083	3,347	3,143
Mortgage banking fees	2,127	1,734	1,135	4,976	3,873
Brokerage commissions and fees	449	541	444	1,426	1,264
Marine finance fees	152	201	194	715	1,213
Interchange income	3,206	3,405	3,119	10,012	9,137
BOLI income	928	927	1,078	2,770	3,200
SBA gains	569	691	473	1,896	1,955
Other income	3,198	2,503	1,980	7,967	5,542
	14,790	14,043	12,339	41,678	37,506
Securities losses, net	(847)	(466)	(48)	(1,322)	(198)
Total	$13,943	$13,577	$12,291	$40,356	$37,308

Service charges on deposits for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 increased by $0.1 million, or 5%, and $0.4 million, or 5%, respectively. This increase reflects continued strength in new customer acquisition and benefits from acquisition activity. Year to date, overdraft fees were $4.6 million compared to $4.4 million for the 2018 period.

Wealth management income, including trust fees and brokerage commissions and fees, were higher during the third quarter of 2019, increasing $0.1 million, or 7%, from the third quarter of 2018, and $0.4 million, or 8%, year-over-year for the nine months ended September 30, 2019. This increase is the result of continued growth in assets under management, a growing sales and support team, industry leading products including digital tools, and the benefit of direct referrals from our team of bankers. We expect assets under management will continue to grow over time, as will associated revenue.

Saleable loan originations increased by $17.0 million, or 11%, and mortgage banking fees increased by $1.1 million, or 28%, to $5.0 million for the nine months ended September 30, 2019 as compared to the prior year. These increases reflect the combination of increased refinance activity due to lower long-term rates and a greater focus on generating saleable volume. We expect refinance activity to be slower in the fourth quarter of 2019. Retained loan production was lower during the nine months ended September 30, 2019 compared to 2018 (see “Loan Portfolio”). Late in the quarter, the Company began testing a correspondent mortgage banking channel focused on acquiring mass affluent, affluent, and ultra-high net worth Florida customers. Our objective is to acquire customers using this channel and expand the value of these high quality relationships using data driven analytics.

Marine finance fees were lower for the third quarter of 2019 and the nine months ended September 30, 2019, decreasing 22% and 41%, respectively, compared to the same periods for 2018. Marine financing income was impacted by a shift in mix towards retaining a larger portion of originations in the loan portfolio.

Interchange income for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 increased by $0.1 million, or 3%, and $0.9 million, or 10%, respectively. Increases across periods reflect the impact of a larger customer base, cross sell and bank acquisitions, partially offset by the impact of Hurricane Dorian in the current quarter.

Bank owned life insurance ("BOLI") income totaled $0.9 million for the third quarter of 2019, a decrease of $0.2 million, or 14%, compared to the third quarter of 2018, and $2.8 million for the nine months ended September 30, 2019, a decrease of $0.4 million, or 13%, compared to the prior year. The decrease reflects the impact of BOLI contract surrenders completed in the first quarter of 2019.

SBA income totaled $0.6 million for the third quarter of 2019, and $1.9 million for the nine months ended September 30, 2019, an increase of $0.1 million, or 20%, compared to the third quarter of 2018 and a decrease of $0.1 million, or 3%, compared to the nine months ended 2018 driven by changes in volume.

Other income increased $1.2 million, or 62%, and $2.4 million, or 44%, year-over-year for the third quarter of 2019 and nine months ended September 30, 2019, respectively, compared to 2018. The current quarter reflects a $1.0 million BOLI death benefit.

Securities losses for the third quarter of 2019 totaled $0.9 million, resulting from the sale of $49.6 million of debt securities with an average yield of 1.85%. For the nine months ended September 30, 2019, securities losses totaled $1.5 million, resulting from the sale of $122.9 million of debt securities. Losses on sales of debt securities were offset by increases in the value of the CRA-qualified mutual fund investment of $0.1 million and $0.2 million for the three and nine months ended September 30, 2019. There were no securities sales for the three and nine months ended September 30, 2018. Included in “Securities losses, net” for the three and nine months ended September 30, 2018, is a decrease of $0.1 million and $0.2 million, respectively, in the value of the CRA-qualified mutual fund investment.

Noninterest Expenses

The Company has achieved improvements in its efficiency ratio through more efficient channel integration, allowing consumers and businesses to choose their path of convenience to satisfy their banking needs. This expansion launched a number of new enhancements, resulting in even greater digital access for our customers, and providing improvements in productivity for our customers in their daily lives. Expense reduction initiatives inclusive of a reduction in force in the second quarter of 2019, and three banking center consolidations executed in the first nine months of 2019, are expected to result in approximately $10 million in pretax expense reductions annually. Seacoast has reduced its footprint by 20% since 2017 through successful bank acquisitions and the repositioning of the banking center network in strategic growth markets to meet the evolving needs of its customers. At September 30, 2019, deposits per banking center exceeded $118.2 million, up from $94.8 million at September 30, 2018.

For the third quarter of 2019, the efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains), was 48.62% compared to 53.48% for the second quarter of 2019 and 57.04% for the third quarter of 2018. Adjusted noninterest expense1 was $36.9 million for the third quarter of 2019, compared to $38.0 million for the second quarter of 2019 and $35.9 million for the third quarter of 2018. The adjusted efficiency ratio1 year-over-year improved, declining from 56.29% for the third quarter 2018 to 48.96% for the third quarter of 2019. Our efficiency ratio improved year-over-year for the nine months ended September 30, 2019, from 57.75% to 52.85%, as did the adjusted efficiency ratio1, declining from 56.88% to 52.05%.

1Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except ratios)	2019	2019	2018	2019	2018
Noninterest expense, as reported	$38,583	$41,000	$37,399	$122,682	$112,809

Merger related charges	—	—	(482)	(335)	(1,647)
Amortization of intangibles	(1,456)	(1,456)	(1,004)	(4,370)	(2,997)
Business continuity expenses - hurricane events	(95)	—	—	(95)	—
Foreclosed property expense and net gain/(loss) on sale	(262)	174	137	(48)	(460)
Branch reductions and other expense initiatives[1]	(121)	(1,517)	—	(1,846)	—
Total adjustments	(1,934)	(2,799)	(1,349)	(6,694)	(5,104)

Net adjusted noninterest expense[2]	$36,649	$38,201	$36,050	$115,988	$107,705

Adjusted efficiency ratio[2,3]	48.96%	51.44%	56.29%	52.05%	56.88%
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

Noninterest expenses for the third quarter of 2019 totaled $38.6 million, decreasing $2.4 million, or 6%, compared to the second quarter of 2019, and increasing $1.2 million, or 3%, from the third quarter of 2018. For the nine months ended September 30, 2019, noninterest expenses were $122.7 million, an increase of $9.9 million, or 9%, from the nine months ended September 30, 2018. Noninterest expenses for the third quarter of 2019, as compared to the second quarter of 2019 and the third quarter of 2018 and for the nine months ended September 30, 2019 and 2018 are detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2019	2019	2018	2019	2018
Noninterest expense
Salaries and wages	$18,640	$19,420	$17,129	$56,566	$48,939
Employee benefits	2,973	3,195	3,205	10,374	9,320
Outsourced data processing costs	3,711	3,876	3,493	11,432	10,565
Telephone/data lines	603	893	624	2,307	1,879
Occupancy	3,368	3,741	3,214	10,916	9,647
Furniture and equipment	1,528	1,544	1,367	4,829	4,292
Marketing	933	1,211	1,139	3,276	3,735
Legal and professional fees	1,648	2,033	2,019	6,528	6,293
FDIC assessments	56	337	431	881	1,624
Amortization of intangibles	1,456	1,456	1,004	4,370	2,997
Foreclosed property expense and net (gain)/loss on sale	262	(174)	(136)	48	461
Other	3,405	3,468	3,910	11,155	13,057
Total	$38,583	$41,000	$37,399	$122,682	$112,809

Salaries and wages totaled $18.6 million for the third quarter of 2019, $19.4 million for the second quarter of 2019, and $17.1 million for the third quarter of 2018. Salaries and wages were $1.5 million higher year-over-year for the third quarter of 2019, when compared to the third quarter of 2018, and were $7.6 million higher when comparing the nine months ended September 30, 2019 to September 30, 2018. Higher base salaries, attributed to merit increases, were the primary cause of the increase in salaries and wages, increasing $1.3 million, or 8%, and $6.0 million, or 14%, respectively, for the third quarter and nine months ended September 30, 2019, compared to 2018. Improved revenue generation and lending production, among other factors, resulted in commissions, cash and stock incentives (aggregated) that were $1.0 million higher for the third quarter of 2019 and $1.6 million higher for the nine months ended September 30, 2019, year-over-year. Year to date severance costs also increased by $1.2 million year-over-year, of which $1.1 million related to the reduction in workforce during the second quarter of 2019. Due to higher loan production in the third quarter of 2019 and for the first nine months of 2019, deferred loan origination costs (a contra expense) increased by $0.5 million and $0.7 million, respectively, compared to 2018.

During the third quarter 2019, employee benefit costs (group health insurance, defined contribution plan, payroll taxes, and unemployment compensation) decreased $0.2 million, or 7%, compared to the third quarter of 2018, primarily the result of slightly lower costs in our self-funded health care plan. For the nine months ended September 30, 2019, employee benefit costs were $1.1 million, or 11%, higher than for the same period in 2018, with increases of $0.7 million in payroll taxes, $0.2 million in defined contribution plan expenditures, and $0.1 million in group health care compared to 2018.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $3.7 million, $3.9 million and $3.5 million for the third quarter 2019, second quarter 2019 and third quarter 2018, respectively, and totaled $11.4 million for the nine months ended September 30, 2019, an increase of $0.9 million, or 8%, from the first nine months of 2018. The increase year to date reflects software licensing fees associated with new loan and origination platforms implemented during the year by the Company. These platforms are intended to streamline the lending experience for both customers and bankers.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as with our third party data processors, decreased $0.3 million, or 32%, during the third quarter of 2019, when compared to the second quarter of 2019 and decreased 3% when compared to the third quarter of 2018. The decreases reflect the Company's continued efforts to manage expenses and streamline operations. For the nine months ended September 30, 2019, these expenditures were $0.4 million, or 23%, higher compared to the first nine months of 2018. Additional activity for acquired First Green branches, as well as additional customers from the acquisition, were the primary contributors to the increases in telephone and data line expenses for 2019.

Total occupancy, furniture and equipment expenses for the third quarter of 2019 decreased $0.4 million, or 7%, from the second quarter of 2019, but were higher compared to third quarter of 2018 by $0.3 million, or 7%, and higher for the nine months ended

September 30, 2019, by $1.8 million, or 13%, compared to the nine months ended September 30, 2018. Asset write-offs related to branch closures was a primary contributor, with write-offs adding $0.5 million to expenses for the nine months ended September 30, 2019. We believe branches are still valuable to our customers for more complex transactions, but simple tasks, such as depositing and withdrawing funds, are rapidly migrating to the digital world. We anticipate that branch consolidations will continue for the Company and the banking industry in general. Lease expenses for the nine months ended September 30, 2019 were $0.7 million, or 14%, higher when compared to the nine months ended September 30, 2018, primarily attributed to additional branches acquired from First Green. On March 31, 2019, the Company's operations center lease expired and all personnel occupying this space moved to an adjacent main campus building currently owned, with an annual lease savings of $0.4 million, prospectively. Depreciation, repairs and maintenance, and other furniture and equipment expenditures were higher in 2019 compared to a year ago for the first nine months, increasing $0.2 million, $0.4 million, and $0.2 million, respectively.

For the third quarter of 2019, second quarter of 2019 and third quarter of 2018, marketing expenses (including sales promotion costs, ad agency production and printing costs, digital, newspaper, TV and radio advertising, and other public relations costs) totaled $0.9 million, $1.2 million and $1.1 million, respectively. For the nine months ended September 30, 2019, marketing expenditures were lower by $0.5 million, or 12%, compared to the first nine months of 2018. For 2019, higher incremental marketing costs related to production and website activities were offset by reductions to direct mail, sponsorship, donation and event expenditures, and market research. A primary marketing focus has been to connect and solidify customer acquisition and corporate brand awareness within the Orlando and Tampa footprints.

Legal and professional fees for the third quarter of 2019, second quarter of 2019 and third quarter of 2018 totaled $1.6 million, $2.0 million, and $2.0 million, respectively, and were higher by $0.2 million, or 4%, for the nine months ended September 30, 2019, compared to 2018. Significant projects in the first quarter of 2019 in risk management and lending operations contributed to higher professional fees in the 2019 nine-month period.

During the third quarter of 2019, the FDIC announced the achievement of their target deposit insurance reserve ratio, resulting in our ability to apply previously awarded credits to our deposit insurance assessment. This resulted in $0.3 million in lower FDIC assessment expense for the quarter. The Company has remaining credits of $1.2 million, which will be applied to future assessments if the FDIC’s reserve ratio remains above the target threshold.

For the nine months ended September 30, 2019, write-downs and expenses on foreclosed properties more than offset gains on sales of OREO. For the nine months ended September 30, 2018, the Company had losses on sales of OREO and foreclosed property expenses totaling $0.5 million (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Other expense totaled $3.4 million, $3.5 million and $3.9 million for the third quarter of 2019, the second quarter of 2019 and the third quarter of 2018, respectively, and decreased $1.9 million, 15% , to $11.2 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Primary contributors to the decrease for the nine months were varied, including decreases in education-related costs, dues to organizations, overnight delivery service fees, correspondent clearing, travel charges, stationery, printing and supplies, and other expenditure reductions resulting from our continued focus on efficiency and streamlining operations.

Income Taxes

For the nine months ended September 30, 2019 and 2018, provision for income taxes totaled $21.8 million and $15.3 million, respectively. The Company’s overall effective tax rate increased to 23.3% for the first nine months of 2019 from 23.0% for the first nine months a year ago. In September 2019, the State of Florida announced a reduction in the corporate income tax rate from 5.5% to 4.458% for the years 2019, 2020 and 2021. This change resulted in additional income tax expense of $1.1 million upon the write down in the third quarter of 2019 of deferred tax assets affected by the change, offset by a $0.4 million benefit upon adjusting the year-to-date provision to the new statutory tax rate. Tax benefits related to stock-based compensation were $0.7 million for each of the nine months ended September 30, 2019 and 2018. Management believes all of the future tax benefits of the Company’s deferred tax assets can be realized and no valuation allowance is required.

Explanation of Certain Unaudited Non-GAAP Financial Measures

This report contains financial information determined by methods other than Generally Accepted Accounting Principles (“GAAP”). The financial highlights provide reconciliations between GAAP and adjusted financial measures including net income, noninterest income, noninterest expense, tax adjustments and other financial ratios. Management uses these non-GAAP financial measures in its analysis of the Company’s performance and believes these presentations provide useful supplemental information, and a clearer understanding of the Company’s performance. The Company believes the non-GAAP measures enhance investors’

understanding of the Company’s business and performance and if not provided would be requested by the investor community. These measures are also useful in understanding performance trends and facilitate comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might define or calculate these measures differently. The Company provides reconciliations between GAAP and these non-GAAP measures. These disclosures should not be considered an alternative to GAAP.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2019	2019	2018	2019	2018
Net income, as reported:
Net income	$25,605	$23,253	$16,322	$71,563	$51,313

Diluted earnings per share	$0.49	$0.45	$0.34	$1.38	$1.07

Adjusted net income:
Net income	$25,605	$23,253	$16,322	$71,563	$51,313
Securities losses, net	847	466	48	1,322	198
BOLI benefits on death (included in other income)	(956)	—	—	(956)	—
Total adjustments to revenue	(109)	466	48	366	198

Merger related charges	—	—	(482)	(335)	(1,647)
Amortization of intangibles	(1,456)	(1,456)	(1,004)	(4,370)	(2,997)
Business continuity expenses - hurricane events	(95)	—	—	(95)	—
Branch reductions and other expense initiatives[1]	(121)	(1,517)	—	(1,846)	—
Total adjustments to noninterest expense	(1,672)	(2,973)	(1,486)	(6,646)	(4,644)

Tax effect of adjustments	572	874	230	1,956	1,211
Effect of change in corporate tax rate on deferred tax assets	(1,135)	—	—	(1,135)	(248)
Adjusted net income	$27,731	$25,818	$17,626	$77,754	$55,192

Adjusted diluted earnings per share	$0.53	$0.50	$0.37	$1.50	$1.15

Average Assets	$6,820,576	$6,734,994	$5,903,327	$6,775,697	$5,877,872
Less average goodwill and intangible assets	(227,389)	(228,706)	(165,534)	(228,710)	(166,348)
Average Tangible Assets	$6,593,187	$6,506,288	$5,737,793	$6,546,987	$5,711,524

Return on Average Assets (ROA)	1.49%	1.38%	1.10%	1.41%	1.17%
Impact of removing average intangible assets and related amortization	0.12	0.12	0.08	0.12	0.08
Return on Average Tangible Assets (ROTA)	1.61	1.50	1.18	1.53	1.25
Impact of other adjustments for Adjusted Net Income	0.06	0.09	0.04	0.06	0.04
Adjusted Return on Average Tangible Assets	1.67	1.59	1.22	1.59	1.29

Average Shareholders' Equity	$946,670	$911,479	$728,290	$912,817	$711,189
Less average goodwill and intangible assets	(227,389)	(228,706)	(165,534)	(228,710)	(166,348)
Average Tangible Equity	$719,281	$682,773	$562,756	$684,107	$544,841

Return on Average Shareholders' Equity	10.73%	10.23%	8.89%	10.48%	9.65%
Impact of removing average intangible assets and related amortization	4.00	4.07	3.15	4.15	3.49
Return on Average Tangible Common Equity (ROTCE)	14.73	14.30	12.04	14.63	13.14
Impact of other adjustments for Adjusted Net Income	0.57	0.87	0.39	0.57	0.40
Adjusted Return on Average Tangible Common Equity	15.30	15.17	12.43	15.20	13.54

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2019	2019	2018	2019	2018
Loan interest income excluding accretion on acquired loans[2]	$59,279	$58,169	$46,349	$175,845	$133,395
Accretion on acquired loans	3,859	4,166	2,453	11,963	7,240
Loan Interest Income[2]	$63,138	$62,335	$48,802	$187,808	$140,635

Yield on loans excluding accretion on acquired loans[2]	4.76%	4.82%	4.59%	4.82%	4.52%
Impact of accretion on acquired loans	0.30	0.34	0.24	0.33	0.25
Yield on Loans[2]	5.06	5.16	4.83	5.15	4.77

Net interest income excluding accretion on acquired loans[2]	$57,168	$56,053	$49,256	$170,144	$144,616
Accretion on acquired loans	3,859	4,166	2,453	11,963	7,240
Net Interest Income[2]	$61,027	$60,219	$51,709	$182,107	$151,856

Net interest margin excluding accretion on acquired loans[2]	3.64%	3.67%	3.64%	3.69%	3.61%
Impact of accretion on acquired loans	0.25	0.27	0.18	0.26	0.18
Net Interest Margin[2]	3.89	3.94	3.82	3.95	3.79
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition

Total assets increased $143.0 million, or 2%, from December 31, 2018, benefiting from new relationships derived through our unique combination of customer analytics, marketing automation, and experienced bankers in growing markets.

Securities

Information related to maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.

At September 30, 2019, the Company had $920.8 million in debt securities available for sale and $273.6 million in debt securities held to maturity. The Company's total debt securities portfolio decreased $29.3 million, or 2%, from December 31, 2018. In January 2019, the Company adopted ASU 2017-12 and elected to transfer securities with an aggregate amortized cost basis of $53.5 million and fair value of $52.8 million from the held-to-maturity designation to available-for-sale.

During the nine months ended September 30, 2019, there were $164.5 million of debt security purchases and $98.3 million in paydowns and maturities over the same period. For the nine months ended September 30, 2019, proceeds from the sale of securities totaled $122.9 million, with net losses of $1.5 million. A downward shift in the yield curve contributed to a $29.9 million improvement in market value of the available for sale securities since December 31, 2018.

For the nine months ended September 30, 2018, there were $104.7 million of debt security purchases and aggregated maturities and principal paydowns equal to $157.7 million. No sales of securities were transacted in the nine months ended September 30, 2018.

Debt securities are generally acquired which return principal monthly. The modified duration of the investment portfolio at September 30, 2019 was 3.6 years, compared to 4.8 years at December 31, 2018.

At September 30, 2019, available for sale debt securities had gross unrealized losses of $1.9 million and gross unrealized gains of $15.6 million, compared to gross unrealized losses of $18.3 million and gross unrealized gains of $1.3 million at December 31, 2018. All of the debt securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the debt securities with unrealized losses are not other than temporarily impaired and the Company has the intent and ability to retain these debt securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the debt securities portfolio to be high. The Company has no exposure to debt securities with subprime collateral. The Company does not have an investment position in trust preferred securities.

The credit quality of the Company’s securities holdings are all investment grade. As of September 30, 2019, the Company’s investment securities, except for $33.9 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasuries, obligations of U.S. government agencies and obligations of U.S. government sponsored entities totaled $858.0 million, or 72%, of the total portfolio. The portfolio also includes $62.6 million in private label securities, most secured by residential real estate collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed-rate, 5/1 and 10/1 adjustable-rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. The Company also has invested $240.0 million in uncapped 3-month LIBOR floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase 1st lien sub-investment grade corporate loans while providing support to senior tranche investors. As of September 30, 2019, the Company held 83% in AAA/AA tranches and 17% in A rated tranches with average credit support of 31% and 19%, respectively. The Company performs routine evaluations on these securities to assess both structure and collateral.

Loan Portfolio

Loans, net of unearned income and excluding the allowance for loan losses, were $5.0 billion at September 30, 2019, $161.1 million more than at December 31, 2018. For the nine months ended September 30, 2019, $548.3 million in commercial and commercial real estate loans were originated compared to $393.5 million for the nine months ended September 30, 2018, an increase of $154.8 million, or 39%. Our loan pipeline for commercial and commercial real estate loans totaled $359.7 million at September 30, 2019. Consumer and small business originations totaled $358.1 million at September 30, 2019, higher by $28.9 million compared to the nine months ended September 30, 2018, and the pipeline for these loans at September 30, 2019 was $66.3 million.

The Company closed $103.1 million in residential loans during the third quarter of 2019, compared to $113.1 million closed during the second quarter of 2019. Sold volumes were higher for the third quarter of 2019, representing 78% of production versus 54% of production during the second quarter of 2019. The saleable residential mortgage pipeline at September 30, 2019 totaled $35.1 million while the retained pipeline increased to $43.4 million, the result of the test launch of a correspondent mortgage banking channel focused on acquiring mass affluent, affluent and ultra-high net worth Florida customers. Our objective is to acquire customers using this channel and apply data driven analytics to expand the value of these high quality relationships.
During the third quarter of 2019, the Company purchased $52.1 million fixed-rate commercial real estate loans. Loans averaged $1.6 million in size with an average yield of 3.75% and an average loan to value ("LTV") ratio of 59%.

During the second quarter of 2019, the Company purchased a $29.8 million fixed-rate residential loan pool and a $20.3 million fixed-rate commercial real estate loan pool. Loans within the residential loan pool averaged $0.7 million in size with an average yield of 4.14%, an average life of 6 years, and an average LTV ratio of 73%. Borrowers within the pool had an average FICO score of 764 and an average debt to income ratio of 32%. Loans within the commercial real estate pool averaged $1.6 million in size with an average yield of 4.09%, an average life of 4 years, an average LTV ratio of 58%, an average debt service coverage ratio of 1.56 and borrowers had an average FICO score of 787.

Success in commercial lending through continued investment in our business bankers has increased loan growth. We on-boarded three new business bankers during the third quarter of 2019, 18 year to date, augmenting the 10 business bankers hired in the fourth quarter of 2018. Seacoast has a robust pipeline of talent entering the fourth quarter of 2019 and will continue to opportunistically add top-tier bankers in the Tampa and South Florida markets. As of the third quarter 2019, a fully digital loan origination platform has been implemented across all business banking units, supporting banker productivity and enhancing operational efficiencies.

Our continued growth is accompanied by sound risk management procedures. Our lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. Our exposure to commercial real estate lending remains below regulatory limits (see “Loan Concentrations”).

We believe that achieving our loan growth objectives, together with the prudent management of credit risk will provide us with the potential to make further improvements to our earnings during the remainder of 2019 and into 2020.
The following tables detail loan portfolio composition at September 30, 2019 and December 31, 2018 for portfolio loans, purchased credit impaired loans (“PCI”) and purchased unimpaired loans (“PUL”) as defined in Note E-Loans.

	September 30, 2019
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$272,915	$158	$53,251	$326,324
Commercial real estate[1]	1,709,227	10,259	590,881	2,310,367
Residential real estate	1,184,579	2,364	223,003	1,409,946
Commercial and financial	635,153	600	86,533	722,286
Consumer	208,425	—	8,941	217,366
Net Loan Balances[2]	$4,010,299	$13,381	$962,609	$4,986,289

	December 31, 2018
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$301,473	$151	$141,944	$443,568
Commercial real estate[1]	1,437,989	10,828	683,249	2,132,066
Residential real estate	1,055,525	2,718	266,134	1,324,377
Commercial and financial	603,057	737	118,528	722,322
Consumer	190,207	—	12,674	202,881
Net Loan Balances[2]	$3,588,251	$14,434	$1,222,529	$4,825,214
[1]Commercial real estate includes owner-occupied balances of $1.0 billion for both September 30, 2019 and December 31, 2018.
[2]Net loan balances at September 30, 2019 and December 31, 2018 include deferred costs of $18.7 million and $16.9 million, respectively.

Commercial real estate loans, inclusive of owner-occupied commercial real estate, were higher by $178.3 million, totaling $2.3 billion at September 30, 2019, compared to December 31, 2018. Owner-occupied loans represent $1.0 billion, or 43%, of the commercial real estate portfolio. Office building loans of $682.0 million, or 30%, of commercial real estate mortgages comprise our largest concentration, with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, health care, churches and educational facilities, recreation, multifamily, lodging, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at September 30, 2019 aggregated to $240.4 million, of which $154.6 million was funded compared to $218.6 million at December 31, 2018, of which $162.5 million was funded. The Company’s 114 commercial and commercial real estate relationships in excess of $5 million totaling $1.1 billion, of which $927.6 million was funded at September 30, 2019 compared to 128 relationships of $1.3 billion at December 31, 2018, of which $1.0 billion was funded.

Fixed-rate and adjustable-rate loans secured by commercial real estate, excluding construction loans, totaled approximately $1.8 billion and $470.7 million, respectively, at September 30, 2019, compared to $1.6 billion and $533.4 million, respectively, at December 31, 2018.

Commercial and financial loans outstanding were $722.3 million at September 30, 2019 and December 31, 2018. The Company's primary customers for commercial and financial loans are small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing companies. Such businesses are smaller and subject to the risks of lending to small- to medium-sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

Residential mortgage loans increased $85.6 million to $1.4 billion as of September 30, 2019, compared to December 31, 2018. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At September 30, 2019, approximately $593.6 million, or 42%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans, which includes hybrid adjustable-rate mortgages. Fixed-rate mortgages totaled approximately $463.1 million, or 33%, at September 30, 2019, of which 15- and 30-year mortgages totaled $39.6 million and $333.5 million, respectively. Remaining fixed-rate balances were comprised of home improvement loans totaling $163.2 million, most with maturities of 10 years or less, and home equity lines of credit, primarily floating rates, totaling $280.0 million at September 30, 2019. In comparison, loans secured by residential properties having fixed rates totaled $370.2 million at December 31, 2018, with 15- and 30-year fixed-rate residential mortgages totaling $32.1 million and $276.5 million, respectively, and home equity mortgages and lines of credit totaling $135.8 million and $261.9 million, respectively.

The Company also provides consumer loans, which includes installment loans, auto loans, marine loans, and other consumer loans, which increased $14.5 million, or 7%, from December 31, 2018 to total $217.4 million compared to $202.9 million at December 31, 2018. Of the $14.5 million increase, auto loans increased $2.6 million, marine loans increased $6.4 million, and other consumer loans increased $5.4 million.

At September 30, 2019, the Company had unfunded loan commitments of $973.9 million, compared to $982.7 million at December 31, 2018.

Loan Concentrations

The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Outstanding balances for commercial and commercial real estate (“CRE”) loan relationships greater than $10 million totaled $651.7 million and represented 13% of the total portfolio at September 30, 2019 compared to $502.1 million, or 10%, at year-end 2018.

Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital, were stable at 42% and 204%, respectively, at September 30, 2019, compared to 63% and 227% at December 31, 2018. Regulatory guidance suggests limits of 100% and 300%, respectively. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded.

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Nonperforming assets (“NPAs”) at September 30, 2019 totaled $39.6 million, and were comprised of $20.4 million of nonaccrual portfolio loans, $5.6 million of nonaccrual purchased loans, $5.2 million of non-acquired other real estate owned (“OREO”), $1.6 million of acquired OREO and $6.8 million of branches taken out of service. Compared to December 31, 2018, nonaccrual purchased loans decreased $5.0 million and acquired OREO declined $1.4 million, primarily the result of a payoff of a single $3.0 million acquired residential real estate loan and the sale of a single commercial OREO acquired from First Green. The increase in non-acquired OREO of $4.8 million from December 31, 2018 includes additions of $5.7 million offset by sales of $0.9 million. The decrease in acquired OREO of $1.4 million reflects property sales. The decrease in OREO for bank branches of $2.6 million consists of property sales of $2.2 million and writedowns of $0.4 million. Overall, NPAs increased $0.4 million, or 1%, from $39.3 million recorded as of December 31, 2018. At September 30, 2019, approximately 83% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At September 30, 2019, nonaccrual loans were written down by approximately $3.9 million, or 13%, of the original loan balance (including specific impairment reserves).

Nonperforming loans to total loans outstanding at September 30, 2019 decreased to 0.52% from 0.55% at December 31, 2018. Nonperforming assets to total assets at September 30, 2019 remained at 0.58%, consistent with December 31, 2018.

The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings ("TDRs") have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $12.4 million at September 30, 2019 compared to $13.3 million at December 31, 2018. Accruing TDRs are excluded from our nonperforming asset ratios. The table below sets forth details related to nonaccrual and accruing restructured loans.

	September 30, 2019
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Performing	Total
Construction & land development
Residential	$—	$4,329	$4,329	$—
Commercial	574	—	574	3
Individuals	—	37	37	141
	574	4,366	4,940	144
Residential real estate mortgages	1,909	8,195	10,104	6,164
Commercial real estate mortgages	1,616	5,054	6,670	4,703
Real estate loans	4,099	17,615	21,714	11,011
Commercial and financial	2,916	1,305	4,221	1,127
Consumer	29	80	109	257
	$7,044	$19,000	$26,044	$12,395

At September 30, 2019 and December 31, 2018, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	September 30, 2019		December 31, 2018
(In thousands)	Number	Amount	Number	Amount
Rate reduction	53	$12,230	56	$10,739
Maturity extended with change in terms	41	3,859	48	5,083
Chapter 7 bankruptcies	18	2,241	22	1,275
Not elsewhere classified	10	693	11	966
	122	$19,023	137	$18,063

During the nine months ended September 30, 2019, seven loans totaling $4.0 million were modified to a TDR, compared to one loan totaling $0.1 million for the nine months ended September 30, 2018. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. There were three defaults totaling $2.1 million of loans to a single borrower modified within the twelve months preceding September 30, 2019. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At September 30, 2019, loans, excluding PCI, totaling $35.8 million were considered impaired and $1.6 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $36.7 million and $2.7 million, respectively, at December 31, 2018.

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

Funding sources include primarily customer-based deposits, collateral-backed borrowings, brokered deposits, cash flows from operations, cash flows from our loan and investment portfolios and asset sales, primarily secondary marketing for residential real estate mortgages and marine loans. Cash flows from operations are a significant component of liquidity risk management and we consider both deposit maturities and the scheduled cash flows from loan and investment maturities and payments when managing risk.

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

Cash and cash equivalents, including interest bearing deposits, totaled $132.3 million on a consolidated basis at September 30, 2019, compared to $116.0 million at December 31, 2018. Higher cash and cash equivalent balances at September 30, 2019 reflect favorable deposit growth, as well as proceeds from the sales of available for sale debt securities.

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At September 30, 2019, the Company had available unsecured lines of $130.0 million and lines of credit under current lendable collateral value, which are subject to change, of $1.2 billion. In addition, the Company had $951.2 million of debt securities and $765.1 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2018, the Company had available unsecured lines of $130.0 million and lines of credit of $781.7 million, and $665.7 million of debt securities and $869.8 million in residential and commercial real estate loans available as collateral.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the first, second and third quarters of 2019, Seacoast Bank distributed $3.3 million, $4.7 million and $4.8 million, respectively, to the Company and, at September 30, 2019, is eligible to distribute dividends to the Company of approximately $164.7 million without prior approval. No distributions from Seacoast Bank to the Company occurred in 2018. At September 30, 2019, the Company had cash and cash equivalents at the parent of approximately $48.4 million, compared to $40.3 million at December 31, 2018.

Deposits and Borrowings

The Company’s balance sheet continues to be primarily funded by core deposits.

Total deposits increased $495.9 million, or 10%, to $5.7 billion at September 30, 2019, compared to December 31, 2018. At September 30, 2019, total deposits excluding brokered CDs grew $258.1 million, or 5%, from year-end 2018.

Since December 31, 2018, interest bearing deposits (interest bearing demand, savings and money market deposits) increased $120.7 million, or 5%, to $2.8 billion, and CDs (excluding broker CDs) increased $54.0 million, or 8%, to $0.8 billion. Noninterest demand deposits were higher by $83.3 million, or 5%, compared to year-end 2018, totaling $1.7 billion. Noninterest demand deposits represented 29% of total deposits at September 30, 2019 and 30% at December 31, 2018.

During the nine months ended September 30, 2019, $1.2 billion of brokered CDs at an average rate of 2.19% matured, and the Company acquired $1.4 billion in brokered CDs at a weighted average rate of 2.14%. Total brokered CDs at September 30, 2019 totaled $458.4 million compared to $220.6 million at December 31, 2018. All the $458.4 million remaining at September 30, 2019 matures in the fourth quarter of 2019.

Customer repurchase agreements totaled $70.4 million at September 30, 2019, decreasing $143.9 million, or 67%, from December 31, 2018. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

No unsecured federal funds purchased were outstanding at September 30, 2019.

At September 30, 2019 and December 31, 2018, borrowings were comprised of subordinated debt of $71.0 million and $70.8 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $50.0 million and $380.0 million, respectively. At September 30, 2019, the remaining $50.0 million of FHLB borrowings mature in October 2019. The weighted average rate for FHLB funds during the nine months ended September 30, 2019 and 2018 was 2.51% and 1.83%, respectively, and compared to 1.99% for the year ended December 31, 2018. Secured FHLB borrowings are an integral tool in liquidity management for the Company.

The Company issued subordinated debt in conjunction with its wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were formed in 2005. In 2007, the Company issued additional subordinated debt through its wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 subordinated debt for each trust totaled $20.6 million (aggregating to $41.2 million) and the 2007 subordinated debt totaled $12.4 million. As part of the October 1, 2014 acquisition of The BANKshares Inc., the Company assumed three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. Also, as part of the acquisition of Grand Bankshares, Inc. ("Grand") on July 17, 2015, the Company assumed an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASC Topic 805 Business Combinations) were recorded at fair value, which collectively is $4.2 million lower than face value at September 30, 2019. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 4.87% and 4.42% for the nine months ended September 30, 2019 and 2018, respectively, and compared to 4.48% for the year ended December 31, 2018.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $973.9 million at September 30, 2019 and $982.7 million at December 31, 2018.

Capital Resources

The Company’s equity capital at September 30, 2019 increased $98.4 million from December 31, 2018 to $962.7 million.

The ratio of shareholders’ equity to period end total assets was 13.97% and 12.81% at September 30, 2019 and December 31, 2018, respectively. The ratio of tangible shareholders’ equity to tangible assets was 11.05% and 9.72% at September 30, 2019 and December 31, 2018, respectively. Equity has increased as a result of earnings retained by the Company.

Activity in shareholders’ equity for the nine months ended September 30, 2019 and 2018 follows:

(In thousands)	2019	2018
Beginning balance at December 31, 2018 and 2017	$864,267	$689,664
Net income	71,563	51,313
Stock compensation, net of Treasury shares acquired	3,477	6,503
Change in other comprehensive income	23,371	(14,649)
Ending balance at September 30, 2019 and 2018	$962,678	$732,831
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

September 30, 2019	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	15.55%	14.58%	10.0%
Tier 1 Capital Ratio	14.92%	13.95%	8.0%
Common Equity Tier 1 Ratio (CET1)	13.59%	13.95%	6.5%
Leverage Ratio	12.09%	11.30%	5.0%
[1]For subsidiary bank only

The Company’s total risk-based capital ratio was 15.55% at September 30, 2019, an increase from December 31, 2018’s ratio of 14.43%. Higher earnings have been a primary contributor. At September 30, 2019, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 11.30%, well above the minimum to be well capitalized under regulatory guidelines.

Accumulated other comprehensive income increased $23.4 million during the nine months ended September 30, 2019 from December 31, 2018, primarily reflecting the impact of lower interest rates on available for sale securities.

The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $164.7 million of dividends to the Company.

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

The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from our acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $71.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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

The provision for loan losses is the result of a detailed analysis estimating for probable loan losses. The analysis includes the evaluation of impaired and purchased credit impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) Topic 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. The provision for loan losses for the third quarter of 2019 was $2.3 million, which compared to $5.8 million for the third quarter of 2018. For the nine months ended September 30, 2019 and 2018, the provision for loan losses totaled $6.2 million and $9.4 million, respectively. The Company incurred net charge-offs during the third quarter of 2019 of $2.1 million and net charge-offs were $0.8 million for the third quarter of 2018. Net charge-offs for the third quarter of 2019 were 0.17% of average loans and, for the four most recent quarters, averaged 0.18% of outstanding loans. Nonperforming loans increased by $3.2 million during the quarter ended September 30, 2019, primarily the result of five customer relationships moving to nonperforming status, all of which are either fully collateralized or written down to realizable values (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses incurred in the loan portfolio. The allowance for loan losses increased $1.2 million, or 4%, to $33.6 million at September 30, 2019, compared to $32.4 million at December 31, 2018. The allowance for loan and lease losses (“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loan's expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total ALLL.

The first component of the ALLL analysis involves the estimation of an allowance specific to individually evaluated impaired portfolio loans, including accruing and non-accruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation or operation of the collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed uncollectible. Restructured consumer loans are also evaluated and included in this element of the estimate. As of September 30, 2019, the specific allowance related to impaired portfolio loans individually evaluated totaled $1.6 million, and compared to $2.7 million at December 31, 2018. Residential loans that become 90 days past due are placed on nonaccrual and a specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

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

The final component consists of amounts reserved for purchased unimpaired loans ("PUL"). Loans collectively evaluated for impairment reported at September 30, 2019 include loans acquired from acquisitions that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. Fair value discount amounts are accreted into income over the remaining lives of the related loans on a level yield basis.

The allowance as a percentage of portfolio loans outstanding, excluding PCI and PUL loans, was 0.84% at September 30, 2019, a decline of 5 basis points compared to December 31, 2018. The risk profile of the loan portfolio reflects adherence to credit management methodologies to execute a low risk strategic plan for loan growth. New loan production is focused on residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, as well as consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At September 30, 2019, the Company had $1.4 billion in loans secured by residential real estate and $2.3 billion in loans secured by commercial real estate, representing 28% and 46% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.

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

Note F to the financial statements (titled “Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at September 30, 2019 and December 31, 2018.

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

During 2014, management identified $158.8 million of investment securities available for sale and transferred them to held for investment. The unrealized holding losses at the date of transfer totaled $3.1 million. For the securities that were transferred into the held for investment category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. At September 30, 2019, the remaining unamortized amount of these losses was $0.4 million. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. Management believes the securities transferred are a core banking asset that they now intend to hold until maturity, and if interest rates were to increase before maturity, the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available for sale investment.

The Company also holds 11,330 shares of Visa Class B stock, which following resolution of Visa's litigation will be converted to Visa Class A shares. Under the current conversion rate that became effective September 27, 2019, the Company expects to receive 1.6228 shares of Class A stock for each share of Class B stock, for a total of 18,386 shares of Visa Class A stock. Our ownership of Visa stock is related to prior ownership in Visa’s network, while Visa operated as a cooperative. This ownership is recorded on our financial records at a zero basis. Also included in other assets is a $6.4 million investment in a CRA related mutual fund carried at fair value.

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

At September 30, 2019, the Company had net deferred tax assets ("DTA") of $17.2 million compared to $29.0 million at December 31, 2018. In September 2019, the State of Florida announced a reduction in the corporate income tax rate from 5.5% to 4.458% for the years 2019, 2020 and 2021, resulting in a DTA write down of $1.1 million. Management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC Topic 740 Income Taxes.

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

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisers may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At September 30, 2019, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on July 1, 2019, holding all other changes in the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net Interest Income
Change in Interest Rates	1-12 months	13-24 months

+2.00%	6.69%	9.04%
+1.00%	3.14%	4.46%
Current	0.00%	0.00%
-1.00%	-2.39%	-3.92%

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 20.0% at September 30, 2019. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

% Change in Economic Value of Equity
Change in Interest Rates

+2.00%	17.90%
+1.00%	13.30%
Current	0.00%
-1.00%	-16.20%

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2019 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that have occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first nine months of 2019, entirely related to equity incentive plan activity, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan[1]	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/19 to 1/31/19	1,431	$26.14	327,337	87,663
2/1/19 to 2/28/19	1,489	25.03	328,826	86,174
3/1/19 to 3/31/19	1,353	27.57	330,179	84,821
Total - 1st Quarter	4,273	$26.21	330,179	84,821
4/1/19 to 4/30/19	1,362	26.94	331,541	83,459
5/1/19 to 5/31/19	1,696	22.03	333,237	81,763
6/1/19 to 6/30/19	1,429	24.17	334,666	80,334
Total - 2nd Quarter	4,487	$24.38	334,666	80,334
7/1/19 to 7/31/19	1,341	25.69	336,007	78,993
8/1/19 to 8/31/19	1,552	22.17	337,559	77,441
9/1/19 to 9/30/19	1,340	24.04	338,899	76,101
Total - 3rd Quarter	4,233	$23.88	338,899	76,101
Year to Date 2019	12,993	$24.76	338,899	76,101
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
Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 12, 2019	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

November 12, 2019	/s/ Charles M. Shaffer
CHARLES M. SHAFFER
Chief Operating Officer & Chief Financial Officer