Form 10-K
period 2019-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2020-02-27
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).☐ Yes  ☒ No
The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2019, as reported on the NASDAQ Global Select Market, was $1,309,158,096. The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of January 31, 2020, was 51,523,499.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2020 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2020 Proxy Statement shall be deemed so incorporated.

SPECIAL CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made or incorporated by reference herein which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) or its wholly-owned banking subsidiary, Seacoast National Bank ("Seacoast Bank") to be materially different from those set forth in the forward-looking statements.
All statements other than statements of historical fact could be forward-looking statements. You can identify these forward-looking statements through the use of words such as "may", "will", "anticipate", "assume", "should", "support", "indicate", "would", "believe", "contemplate", "expect", "estimate", "continue", "further", "plan", "point to", "project", "could", "intend", "target" or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic and market conditions, including seasonality;

•	governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve ("Federal Reserve"), as well as legislative, tax and regulatory changes;

•
changes in accounting policies, rules and practices; the risks of changes in interest rates on the level and composition of deposits, loan demand, liquidity and the values of loan collateral, securities, and interest rate sensitive assets and liabilities;

•	interest rate risks, sensitivities and the shape of the yield curve; uncertainty related to the impact of LIBOR calculations on securities, loans and debt;

•	changes in borrower credit risks and payment behaviors; changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate; the Company's ability to comply with any regulatory requirements;

•	the effects of problems encountered by other financial institutions that adversely affect Seacoast or the banking industry;

•	Seacoast's concentration in commercial real estate loans;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions;

•	the impact on the valuation of Seacoast's investments due to market volatility or counterparty payment risk;

•	statutory and regulatory dividend restrictions;

•	increases in regulatory capital requirements for banking organizations generally;

•	the risks of mergers, acquisitions and divestitures, including Seacoast's ability to continue to identify acquisition targets and successfully acquire desirable financial institutions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the Company's ability to identify and address increased cybersecurity risks;

•	inability of Seacoast's risk management framework to manage risks associated with the business;

•	dependence on key suppliers or vendors to obtain equipment or services for the business on acceptable terms;

•	reduction in or the termination of Seacoast's ability to use the mobile-based platform that is critical to the Company's business growth strategy;

•	the effects of war or other conflicts, acts of terrorism, natural disasters or other catastrophic events that may affect general economic conditions;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving the Company;

•
Seacoast's ability to maintain adequate internal controls over financial reporting; potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions;

•
the risks that deferred tax assets could be reduced if estimates of future taxable income from operations and tax planning strategies are less than currently estimated and sales of capital stock could trigger a reduction in the amount of net operating loss carryforwards that the Company may be able to utilize for income tax purposes;

•
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses, including risks associated with the adoption of new accounting guidance for credit losses in 2020.

•	the risks relating to the proposed First Bank of the Palm Beaches and Fourth Street Banking Company mergers including, without limitation: the timing to consummate the proposed mergers;

•	the risk that a condition to closing of the proposed mergers may not be satisfied;

•	the risk that a regulatory approval that may be required for the proposed mergers is not obtained or is obtained subject to conditions that are not anticipated;

•	the diversion of management time on issues related to the proposed mergers;

•	unexpected transaction costs, including the costs of integrating operations;

•	the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time- consuming or costly than expected;

•	the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the mergers being lower than expected;

•	the risk of deposit and customer attrition;

•	any changes in deposit mix;

•	unexpected operating and other costs, which may differ or change from expectations;

•	the risks of customer and employee loss and business disruptions, including, without limitation, the results of difficulties in maintaining relationships with employees;

•	the inability to grow the customer and employee base;

•	increased competitive pressures and solicitations of customers by competitors;

•	the difficulties and risks inherent with entering new markets; and

•	other factors and risks described under “Risk Factors” herein and in any of the Company's subsequent reports filed with the SEC and available on its website at www.sec.gov.
All written or oral forward-looking statements that are made or are attributable to Seacoast are expressly qualified in their entirety by this cautionary notice. The Company assumes no obligation to update, revise or correct any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.

Part I

Item 1.	Business

General
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a financial holding company, incorporated in Florida in 1983, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Its principal subsidiary is Seacoast National Bank, a wholly-owned national banking association (“Seacoast Bank”). Seacoast Bank commenced its operations in 1933, and operated as “First National Bank & Trust Company of the Treasure Coast” prior to 2006 when its name was changed to “Seacoast National Bank.”

As of December 31, 2019, the Company’s legal structure also includes seven trusts formed for the purpose of issuing trust preferred securities and a wholly-owned domestic corporation, Seacoast Insurance Services, Inc., which provides Seacoast Bank customers with access to a range of insurance products. Seacoast Bank has three wholly-owned subsidiaries. Through one of these subsidiaries, Seacoast Bank has a controlling interest in a real estate investment trust (“REIT”). Unrelated investors own a noncontrolling interest in the preferred stock of the REIT.
As of December 31, 2019, Seacoast had total consolidated assets of approximately $7.1 billion, total deposits of approximately $5.6 billion, total consolidated liabilities, including deposits, of approximately $6.1 billion and consolidated shareholders’ equity of approximately $1.0 billion. Operations are discussed in more detail under “Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”
The Company's principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is (772) 287-4000. The Company and Seacoast Bank maintain Internet websites at www.seacoastbanking.com and www.seacoastbank.com, respectively. The information on these websites is not part of this report, and neither of these websites nor the information appearing on these websites is included or incorporated in this report.
Seacoast makes available, free of charge on its corporate website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
Proposed Mergers with First Bank of the Palm Beaches and Fourth Street Banking Company
First Bank of the Palm Beaches
On November 19, 2019, Seacoast announced that Seacoast and Seacoast Bank had entered into an agreement and plan of merger with First Bank of the Palm Beaches (“First Bank”). Pursuant to the terms of the merger agreement, First Bank, headquartered in West Palm Beach, will be merged with and into Seacoast Bank. Organized in 2006, First Bank has deposits of approximately $172 million and loans of $150 million and the merger will increase Seacoast’s deposits in Palm Beach County by 25% to approximately $821 million. Seacoast plans to add First Bank’s two branches to the six it currently operates in the market. Seacoast entered the county in 2003 and then expanded by acquiring Grand Bankshares, Inc. in 2015 and Palm Beach Community Bank in 2017. Closing of the First Bank acquisition is expected late in the first quarter of 2020 after receipt of approvals from regulatory authorities, the approval of First Bank shareholders and the satisfaction of other customary closing conditions.
Fourth Street Banking Company
On January 23, 2020, Seacoast announced that Seacoast and Seacoast Bank had entered into an agreement and plan of merger with Fourth Street Banking Company (“Fourth Street”) and its wholly-owned subsidiary, Freedom Bank. Pursuant to the terms of the merger agreement, Fourth Street, headquartered in St. Petersburg, will be merged with and into Seacoast and Freedom Bank will be merged with and into Seacoast Bank. Organized in 2005, Freedom Bank has deposits of approximately $276 million and loans of $249 million and the merger will increase Seacoast’s deposits in the Tampa MSA by 87% to approximately $679 million. Seacoast plans to add Freedom Bank’s two branches to the four it currently operates in the market. Seacoast entered the Tampa MSA with the acquisitions of GulfShore Bank and NorthStar Bank in 2017. Closing of the Fourth Street acquisition is expected in the second quarter of 2020 after receipt of approvals from regulatory authorities, the approval of Fourth Street shareholders and the satisfaction of other customary closing conditions.

Additional Information
Seacoast has filed a registration statement on Form S-4 with the United States Securities and Exchange Commission (the “SEC”) in connection with the proposed merger of First Bank with and into Seacoast Bank and will file a registration statement on Form S-4 with the SEC in connection with the proposed merger of Fourth Street with and into Seacoast and Freedom Bank with and into Seacoast Bank. The registration statement in connection with the First Bank merger includes a proxy statement of First Bank and a prospectus of Seacoast and the registration statement in connection with the Fourth Street merger will include a proxy statement of Fourth Street and a prospectus of Seacoast. A definitive proxy statement/prospectus has been mailed to shareholders of First Bank and will be mailed to shareholders of Fourth Street.  This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval.  WE URGE INVESTORS TO READ THE PROXY STATEMENTS/PROSPECTUSES AND ANY OTHER DOCUMENTS TO BE FILED WITH THE SEC IN CONNECTION WITH THE MERGERS OR INCORPORATED BY REFERENCE IN THE PROXY STATEMENTS/PROSPECTUSES BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION.
Investors may obtain (when available) these documents free of charge at the SEC’s Web site (www.sec.gov). In addition, documents filed with the SEC by Seacoast will be available free of charge by contacting Investor Relations at (772) 288-6085.
First Bank and Fourth Street, their directors, and executive officers and other members of management and employees may be considered participants in the solicitation of proxies in connection with the proposed mergers of First Bank with and into Seacoast Bank and Fourth Street with and into Seacoast. Information regarding the participants in the proxy solicitation of First Bank and a description of their direct and indirect interests, by security holdings or otherwise, is contained in the proxy statement/prospectus and other relevant materials to be filed with the SEC. Information regarding the participants in the proxy solicitation of Fourth Street and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the proxy statement/prospectus and other relevant materials to be filed with the SEC.
Expansion of Market, Products and Services
Seacoast has grown to be one of the largest community banks headquartered in Florida. This growth has been achieved through a balanced strategy consisting of organic growth and acquisitions focused on the state's most attractive markets. The Company provides integrated financial services including commercial and retail banking, wealth management and mortgage services to customers through advanced banking solutions and Seacoast Bank's network of 48 traditional branches and nine commercial banking centers. Seacoast operates primarily in Florida, with concentrations in the state's fastest growing markets, each with unique characteristics and opportunities. Seacoast Bank customers can also access their account information and perform transactions online, through mobile applications, or through Seacoast Bank's telephone customer support center, which offers extended hours. These options, combined with a traditional branch footprint, meet a broad range of customer needs.
During 2019, the Company added business bankers across key MSAs, invested in technology to improve banker productivity and to enhance customer self service. Seacoast has continued to expand digital offerings to provide an improved customer experience and lower the cost to serve. As more customers adopt these channels, transactions have shifted from the traditional branch network to digital banking. This combination allows Seacoast to serve the ever changing needs of its customer base. Seacoast Bank also provides brokerage and annuity services. Seacoast Bank personnel managing the sale of these services are dual employees with LPL Financial, the company through which Seacoast Bank presently conducts brokerage and annuity services. In 2018, the Company established Seacoast Insurance Services, Inc., providing customers with access to a range of insurance products.
Seacoast has in recent years sought to complement organic growth with the acquisition of financial institutions that complement the Company's strategy and expand its ability to serve customers in Florida's key markets. Since 2014, Seacoast has acquired eight institutions that have enhanced the Company's presence in the strongest and fastest growing MSAs in Florida. In addition, the Company expects to complete two acquisitions in the Palm Beach and Tampa MSAs during the first half of 2020.
Employees
As of December 31, 2019, the Company and its subsidiaries employed 867 full-time equivalent employees. The Company considers employee relations to be favorable and has no collective bargaining agreements with any employees.

Seasonality; Cycles
Seacoast believes banking operations are somewhat seasonal in nature. Investment management fees and deposits often peak in the first and second quarters and often are lowest in the third quarter. Transactional fees from merchants and ATM and debit card use also typically peak in the first and second quarters. Public deposits tend to increase with tax collections in the first and fourth quarters and decline as a result of spending thereafter. Commercial and residential real estate activity, demand, prices and sales volumes are less seasonal and vary based on economic conditions, interest rates and credit availability.
Competition
Seacoast operates in a highly competitive market. Competitors include other banks, credit unions, mortgage companies, personal and commercial financing companies, investment brokerage and advisory firms, mutual fund companies and insurance companies. Competitors range in both size and geographic footprint. Seacoast operates throughout Florida from the southeast, including Fort Lauderdale, Boca Raton and Palm Beach north along the east coast to the Daytona area, into Orlando and Central Florida and the adjacent Tampa market, and west to Okeechobee and surrounding counties. Seacoast Bank's competition includes not only other banks of comparable or larger size in the same markets, but also various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, investment brokerage and financial advisory firms and mutual fund companies. Seacoast Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation and rapid technological changes within the financial services industry will likely change the nature and intensity of competition, but also will create opportunities for the Company to demonstrate and leverage its competitive advantages.
Competitors include not only financial institutions based in Florida, but also a number of large out-of-state and foreign banks, bank holding companies and other financial institutions that have an established market presence in Florida or that offer internet-based products. Many of the Company's competitors are engaged in local, regional, national and international operations and have greater assets, personnel and other resources. Some of these competitors are subject to less regulation and/or more favorable tax treatment. Many of these institutions have greater resources, broader geographic markets and higher lending limits, and may offer services that the Company does not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services, and electronic and other technology. To offset these potential competitive disadvantages, the Company depends on its reputation for superior service, ability to make credit and other business decisions quickly, and the delivery of an integrated distribution of traditional branches and bankers, with digital technology.
Supervision and Regulation
The Company is extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect the Company or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and Seacoast Bank’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company and Seacoast Bank, are difficult to predict. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to the Company or Seacoast Bank. Changes in applicable laws, regulations or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on the Company and Seacoast Bank’s business, operations, and earnings. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”), and the U.S. banking and financial system rather than holders of the Company's capital stock.

Regulation of the Company
The Company is registered as a bank holding company with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and has elected to be a financial holding company. As such, the Company is subject to comprehensive supervision and regulation by the Federal Reserve and to its regulatory reporting requirements. Federal law subjects financial holding companies, such as Seacoast, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.
Activity Limitations: As a financial holding company, Seacoast is permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if so determined by the Federal Reserve, complementary to financial activities. The Company and Seacoast Bank must each remain “well-capitalized” and “well-managed” and Seacoast Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for the Company to maintain its status as a financial holding company. In addition, the Federal Reserve has the power to order a financial holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company. As further described below, each of the Company and Seacoast Bank is well-capitalized as of December 31, 2019, and Seacoast Bank has a rating of “Outstanding” in its most recent CRA evaluation.
Source of Strength Obligations: A financial holding company is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” means the ability of a company, such as Seacoast, that directly or indirectly owns or controls an insured depository institution, such as Seacoast Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of Seacoast Bank, this agency is the Office of the Comptroller of the Currency (the “OCC”)) may require reports from the Company to assess its ability to serve as a source of strength and to enforce compliance with the source of strength requirements and require the Company to provide financial assistance to Seacoast Bank in the event of financial distress.
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
Change in Control: Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as Seacoast, and the OCC before acquiring control of any national bank, such as Seacoast Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of the Company's outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of the Company's stock.
Governance and Financial Reporting Obligations: Seacoast is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board (the “PCAOB”), and the NASDAQ stock exchange. In particular, the Company is required to include management and independent registered public accounting firm reports on internal controls as part of its Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. Failure to comply with these internal control rules may materially adversely affect the Company's reputation, its ability to obtain the necessary certifications to financial statements, and the value of the Company's securities. The assessments of the Company's financial reporting controls as of December 31, 2019 are included in this report under “Item 9A. Controls and Procedures.”
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
Incentive Compensation: The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the OCC also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2019, these rules have not been implemented. The Company and Seacoast Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with three key principles: that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
Shareholder Say-On-Pay Votes: The Dodd-Frank Act requires public companies to provide shareholders with an advisory vote on executive compensation (known as say-on-pay votes), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on say-on-pay proposals at least every three years and the opportunity to vote on the frequency of say-on-pay votes at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The Company has annually included in the proxy statement a separate advisory vote on the compensation paid to executives. The say-on-pay, the say-on-parachute and the say-on-frequency votes are advisory and explicitly nonbinding and cannot override a decision of the Company's board of directors.
Other Regulatory Matters: The Company and its subsidiaries are subject to oversight by the SEC, the Financial Industry Regulatory Authority, (“FINRA”), the PCAOB, the NASDAQ stock exchange and various state securities regulators. The Company and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning business practices. Such requests are considered incidental to the normal conduct of business.
Capital Requirements
The Company and Seacoast Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on the Company's and Seacoast Bank's capital levels.
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
In addition, effective January 1, 2019, the capital rules require a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1 and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the operations or financial condition of the Company or Seacoast Bank. Failure to meet minimum capital requirements could also result in restrictions on the Company’s or Seacoast Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on growth.
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
To be well-capitalized, Seacoast Bank must maintain at least the following capital ratios:

•	10.0% Total capital to risk-weighted assets

•	8.0% Tier 1 capital to risk-weighted asset

•	6.5% CET1 to risk-weighted assets; and

•	5.0% leverage ratio.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to Seacoast Bank, the Company’s capital ratios as of December 31, 2019 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
In 2019, the Company’s and Seacoast Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable capital conservation buffer as of December 31, 2019. Based on current estimates, we believe that the Company and Seacoast Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2020. As of December 31, 2019 the consolidated capital ratios of Seacoast and Seacoast Bank were as follows:

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized[1]
Total Risk-Based Capital Ratio	15.71%	14.68%	10.00%
Tier 1 Capital Ratio	15.06%	14.04%	8.00%
Common Equity Tier 1 Capital Ratio (CET1)	13.77%	14.04%	6.50%
Leverage Ratio	12.20%	11.38%	5.00%
[1]For subsidiary bank only
On October 29, 2019, the federal banking agencies jointly issued a final rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). A qualifying community banking organization that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. The Regulatory Relief Act defines a “qualifying community banking organization” as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion. Under the final rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered “well-capitalized” so long as its CBLR is greater than 9%. The CBLR framework will first be available for banking organizations, such as the Company and Seacoast Bank, to use in their March 31, 2020 regulatory reports. The Company has evaluated the impact of this rule and does not plan to use the CBLR framework.
Payment of Dividends
The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries. The Company's primary source of cash, other than securities offerings, is dividends from Seacoast Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as Seacoast Bank) in any calendar year will exceed the sum of such bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible loan losses.
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the year ended December 31, 2019, Seacoast Bank distributed $18.1 million to the Company. No distributions from Seacoast Bank to the Company were declared in 2018 or 2017. Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits for that year combined with its retained net profits for the preceding two calendar years. Under this restriction Seacoast Bank is eligible to distribute dividends up to $187.3 million to the Holding Company, without prior OCC approval, as of December 31, 2019.
No dividends on the Company's common stock were declared or paid in 2019, 2018, and 2017.

Regulation of the Bank
As a national bank, Seacoast Bank is subject to comprehensive supervision and regulation by the OCC and is subject to its regulatory reporting requirements. The deposits of Seacoast Bank are insured by the FDIC up to the applicable limits, and, accordingly, the bank is also subject to certain FDIC regulations and the FDIC has backup examination authority and certain enforcement powers over Seacoast Bank. Seacoast Bank also is subject to certain Federal Reserve regulations.
In addition, as discussed in more detail below, Seacoast Bank and any of the Company's other subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the Consumer Financial Protection Bureau (“CFPB”). Authority to supervise and examine the Company and Seacoast Bank for compliance with federal consumer laws remains largely with the Federal Reserve and the OCC, respectively. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of the Company's other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.
Broadly, regulations applicable to Seacoast Bank include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit; requirements to maintain reserves against deposits and loans; limitations on the types of investments that may be made by Seacoast Bank; and requirements governing risk management practices. Seacoast Bank is permitted under federal law to open a branch on a de novo basis across state lines where the laws of that state would permit a bank chartered by that state to open a de novo branch.
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
Reserves: Federal Reserve rules require depository institutions, such as Seacoast Bank, to maintain reserves against their transaction accounts, primarily interest bearing and non-interest bearing checking accounts. For 2019, the first $16.3 million of covered balances were exempt from these reserve requirements, aggregate balances between $16.3 million and $124.2 million were subject to a 3% reserve requirement, and aggregate balances above $124.2 million were subject to a reserve requirement of $3.2 million plus 10% of the amount over $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
FDIC Insurance Assessments and Depositor Preference: Seacoast Bank’s deposits are insured by the FDIC’s DIF up to the limits under applicable law, which currently are set at $250,000 per depositor, per insured bank, for each account ownership category. Seacoast Bank is subject to FDIC assessments for its deposit insurance. The FDIC calculates quarterly deposit insurance assessments based on an institution’s average total consolidated assets less its average tangible equity, and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In the third quarter of 2018, the FDIC announced the achievement of their target deposit insurance reserve ratio, resulting in Seacoast Bank's ability to apply previously awarded credits to its deposit insurance assessment beginning in the third quarter of 2019. Seacoast Bank has remaining credits of $0.7 million, which will be applied to future assessments if the FDIC’s reserve ratio remains above the target threshold. In addition, Seacoast Bank was subject to quarterly assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds. The remaining FICO bonds matured in September 2019 and the final FICO assessment was made in March 2019.
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
Anti-Money Laundering: Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “Know Your Customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act, and its implementing regulations adopted by the FinCEN, a bureau of the U.S. Department of the Treasury, requires financial institutions to establish anti-money laundering programs with minimum standards that include:
•the development of internal policies, procedures, and controls;
•the designation of a compliance officer;
•an ongoing employee training program; and
•an independent audit function to test the programs.
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
Economic Sanctions: The Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If the Company finds a name on any transaction, account or wire transfer that is on an OFAC list, it must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and it must notify the appropriate authorities.
Concentrations in Lending: In 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk based capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk based capital.
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. Seacoast Bank has exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both our retail and commercial customers. Seacoast Bank believes that its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. At December 31, 2019, Seacoast Bank had outstanding $181.3 million in commercial construction and residential land development loans and $143.8 million in residential construction loans to individuals, which represents approximately 40% of total risk based capital at December 31, 2019, well below the Guidance’s threshold. At December 31, 2019, the total CRE exposure for Seacoast Bank represents approximately 204% of total risk based capital, also below the Guidance’s threshold. On a consolidated basis, construction and land development and commercial real estate loans represent 38% and 191%, respectively, of total consolidated risk based capital.

Community Reinvestment Act: Seacoast Bank is subject to the provisions of the Community Reinvestment Act (“CRA”), which imposes a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The OCC’s assessment of Seacoast Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Following the enactment of the Gramm-Leach-Bliley Act (“GLBA”), CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company is not permitted to become or remain a financial holding company and no new activities authorized under GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries receive less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. Seacoast Bank has a rating of “Outstanding” in its most recent CRA evaluation.
Privacy and Data Security:  The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLBA. The GLBA also directs federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. Seacoast Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Seacoast Bank is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.
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
The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with certain standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.
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
Merger-Related Risks
The market price of Seacoast common stock after the mergers may be affected by factors different from those currently affecting First Bank, Fourth Street or Seacoast.
The businesses of Seacoast, First Bank and Fourth Street differ in some respects and, accordingly, the results of operations of the combined companies and the market price of Seacoast’s shares of common stock after the mergers may be affected by factors different from those currently affecting the independent results of operations of each of Seacoast, First Bank and Fourth Street.
Because the sale price of Seacoast common stock will fluctuate, shareholders cannot be sure of the value of the per share stock consideration that they will receive in the mergers until the closing.
Under the terms of the merger agreement with First Bank, each share of First Bank common stock outstanding immediately prior to the effective time of the merger (excluding shares of First Bank common stock owned by First Bank, Seacoast or Seacoast Bank or the dissenting shares) will be converted into the right to receive 0.2000 shares of Seacoast common stock (plus cash in lieu of fractional shares), which is subject to adjustment based on the value of First Bank’s consolidated tangible shareholder’s equity and First Bank’s general allowance for loan and lease losses. Under the terms of the merger agreement with Fourth Street, each share of Fourth Street common stock outstanding immediately prior to the effective time of the merger (excluding shares of Fourth Street common stock owned by Fourth Street, Seacoast or Seacoast Bank or the dissenting shares) will be converted into the right to receive 0.1275 shares of Seacoast common stock (plus cash in lieu of fractional shares).
The value of the shares of Seacoast common stock to be issued to First Bank and Fourth Street shareholders in the mergers will fluctuate between now and the closing date of the mergers due to a variety of factors, including general market and economic conditions, changes in the parties’ respective businesses, operations and prospects and regulatory considerations, among other things. Many of these factors are beyond the control of Seacoast, First Bank and Fourth Street. We make no assurances as to whether or when the mergers will be completed. First Bank and Fourth Street shareholders should obtain current sale prices for shares of Seacoast common stock before voting their shares of common stock at the special meetings.
The mergers will not be completed unless important conditions are satisfied or waived, including approval by First Bank and Fourth Street shareholders.
Specified conditions set forth in the merger agreements must be satisfied or waived to complete the mergers. If the conditions are not satisfied or waived, to the extent permitted by law or stock exchange rules, the mergers will not occur or will be delayed and each of Seacoast, First Bank and/or Fourth Street may lose some or all of the intended benefits of the mergers. The following conditions, in addition to other closing conditions, must be satisfied or waived, if permissible, before Seacoast, First Bank and Fourth Street are obligated to complete the merger:

•	The merger agreements and the transactions contemplated thereby must have been approved by the affirmative vote of a majority of the outstanding shares of First Bank and Fourth Street common stock;

•
All regulatory consents required to consummate the transactions contemplated by the merger agreements must have been obtained and all waiting periods required by law must have expired and such consents must not be subject to any condition or consequence that would have a material adverse effect on Seacoast or any of its subsidiaries, including First Bank and Fourth Street, after the effective time of the merger;

•
No order issued by any governmental authority preventing the consummation of the mergers shall be in effect and no law or order shall have been enacted, entered, promulgated or enforced by any governmental authority that prohibits, restrains or makes illegal the consummation of the mergers;

•
The registration statements registering shares of Seacoast common stock to be issued in the mergers must have been declared effective, no stop order may have been issued by the SEC and no action, suit, proceeding or investigation by the SEC to suspend the effectiveness of the registration statements shall have been initiated and continuing;

•	The holders of no more than 5% of First Bank and Fourth Street common stock shall have taken the actions to qualify their common stock as dissenting shares;

•	Since the date of the merger agreements, no fact, circumstance or event shall have occurred that has had or is reasonably likely to have a material adverse effect on either party; and

•	Certain First Bank and Fourth Street employees shall have entered into claims letters and/or restrictive covenant agreements.
Seacoast, First Bank and Fourth Street will be subject to business uncertainties and contractual restrictions while the mergers are pending.
Uncertainty about the effect of the mergers on employees, customers, suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of First Bank, Fourth Street and Seacoast. These uncertainties may impair Seacoast’s, First Bank’s or Fourth Street’s ability to attract, retain and motivate key personnel, depositors and borrowers pending the consummation of the mergers, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the mergers. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with Seacoast, First Bank or Fourth Street to seek to change existing business relationships with Seacoast, First Bank or Fourth Street or fail to extend an existing relationship. In addition, competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the mergers.
Seacoast, First Bank and Fourth Street have a small number of key personnel. The pursuit of the mergers and the preparation for the integrations may place a burden on each company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on each company’s business, financial condition and results of operations.
In addition, the merger agreements restrict First Bank and Fourth Street from taking certain actions without Seacoast’s consent while the merger is pending. These restrictions may, among other matters, prevent First Bank and Fourth Street from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the merger agreement, entering into other transactions or making other changes to First Bank’s or Fourth Street’s business prior to consummation of the mergers or termination of the merger agreements. These restrictions could have a material adverse effect on First Bank’s and Fourth Street’s business, financial condition and results of operations.
Seacoast may fail to realize the cost savings estimated for the mergers.
Although Seacoast estimates that it will realize cost savings from the mergers when fully phased in, it is possible that the estimates of the potential cost savings could turn out to be incorrect. For example, the combined purchasing power may not be as strong as expected, and therefore the cost savings could be reduced. In addition, unanticipated growth in Seacoast’s business may require Seacoast to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. The cost savings estimates also depend on Seacoast’s ability to combine the businesses of Seacoast, First Bank and Fourth Street in a manner that permits those costs savings to be realized. If the estimates turn out to be incorrect or Seacoast is not able to combine the companies successfully, the anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected.

The combined companies expect to incur substantial expenses related to the mergers.
The combined companies expect to incur substantial expenses in connection with completing the mergers and combining the business, operations, networks, systems, technologies, policies and procedures of the companies. Although Seacoast, First Bank and Fourth Street have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transactions and combination expenses associated with the mergers could, particularly in the near term, exceed the savings that the combined companies expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combinations of the businesses following the completion of the mergers. In addition, prior to completion of the merger, each of First Bank, Fourth Street and Seacoast will incur or have incurred substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreements. If the mergers are not completed, Seacoast, First Bank and Fourth Street would have to recognize these expenses without realizing the anticipated benefits of the mergers.
Failure of the mergers to be completed, the termination of the merger agreements or a significant delay in the consummation of the mergers could negatively impact Seacoast, First Bank and Fourth Street.
If the mergers are not consummated, the ongoing business, financial condition and results of operations of each party may be materially adversely affected and the market price of each party’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the mergers will be consummated. If the consummation of the mergers are delayed, the business, financial condition and results of operations of each company may be materially adversely affected. If the merger agreements are terminated and a party’s board of directors seeks another merger or business combination, such party’s shareholders cannot be certain that such party will be able to find a party willing to engage in a transaction on more attractive terms than the mergers.
Risks Related to Our Business
A reduction in consumer confidence could negatively impact our results of operations and financial condition.
Significant market volatility driven in part by concerns relating to, among other things, actions by the U.S. Congress or imposed through Executive Order by the President of the United States, as well as global political actions or events, including natural disasters, health emergencies or pandemics, could adversely affect the U.S. or global economies, with direct or indirect impacts on the Company and our business. Results could include reduced consumer and business confidence, credit deterioration, diminished capital markets activity, and actions by the Federal Reserve Board impacting interest rates or other U.S. monetary policy.
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
Non-bank financial technology providers invest substantial resources in developing and designing new technology, particularly digital and mobile technology, and are beginning to offer more traditional banking products either directly or through bank partnerships. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky, such as cryptocurrencies. Increased competition may negatively affect our earnings by creating pressure to lower prices or credit standards on our products and services requiring additional investment to improve the quality and delivery of our technology and/or reducing our market share, or affecting the willingness of our clients to do business with us.
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
We operate in markets throughout the State of Florida, each with unique characteristics and opportunities. Our future growth and success will depend on our ability to compete effectively in these and other potential markets. We compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. Larger competitors may be able to price loans and deposits more aggressively than we can, and have broader customer and geographic bases to draw upon.
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
A correction in residential real estate market prices or reduced levels of home sales, could result in lower single family home values, adversely affecting the liquidity and value of collateral securing commercial loans for residential land acquisition, construction and development, as well as residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on the sale of mortgage loans. Declining real estate prices cause higher delinquencies and losses on certain mortgage loans, generally, and particularly on second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans can limit the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. Deteriorating trends could occur, including declines in real estate values, home sales volumes, financial stress on borrowers as a result of job losses or other factors. These could have adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.
Our real estate portfolios are exposed if weakness in the Florida housing market or general economy arises.
Florida has historically experienced deeper recessions and more dramatic slowdowns in economic activity than other states and a decline in real estate values in Florida can be significantly larger than the national average. Declines in home prices and the volume of home sales in Florida, along with the reduced availability of certain types of mortgage credit, can result in increases in delinquencies and losses in our portfolios of home equity lines and loans, and commercial loans related to residential real estate acquisition, construction and development. Declines in home prices coupled with high or increased unemployment levels or increased interest rates can cause losses which adversely affect our earnings and financial condition, including our capital and liquidity.
In addition, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) contained several provisions that affect the tax consequences of home ownership and related borrowing. We cannot predict the long-term impact, if any, of the Tax Reform Act on our mortgage lending business or the value of homes securing mortgages or other loans, but any decrease in mortgage lending, decrease in home values, or early repayment of mortgage loans caused by changes to the tax code as a result of the Tax Reform Act could have a material adverse effect on our earnings and capital.
Our concentration in commercial real estate loans could result in increased loan losses.
Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risks of the asset, especially during a difficult economy. As of December 31, 2019, 46% of our loan portfolio was comprised of CRE loans. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to have implemented improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

Seacoast Bank has a CRE concentration risk management program and monitors its exposure to CRE; however, there can be no assurance that the program will be effective in managing our concentration in CRE.
Nonperforming assets could result in an increase in our provision for loan losses, which could adversely affect our results of operations and financial condition.
At December 31, 2019, our nonperforming loans (which consist of nonaccrual loans) totaled $27.0 million, or 0.5% of the loan portfolio and our nonperforming assets were $39.3 million, or 0.6%, of assets, which included $6.8 million for branches taken out of service. In addition, we had approximately $8.4 million in accruing loans that were 30 days or more delinquent at December 31, 2019. Our nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our income, and increasing our loan administration costs. When the only source of repayment expected is the underlying collateral, we are required to mark the related loan to the then fair market value of the collateral, if less than the recorded amount of our investment, which may result in a loss. These loans and OREO also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. We may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and our provision for loan losses. Any increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
Decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our personnel, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans in the future, or that nonperforming assets will not result in losses in the future.
Our allowance for loan losses may prove inadequate or we may be adversely affected by credit risk exposures.
Our business depends on the creditworthiness of our customers. We review our allowance for loan losses for adequacy, at a minimum quarterly, considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrowers repaying their loans. Generally speaking, the credit quality of our borrowers can deteriorate as a result of economic downturns in our markets. Although the Florida economy is stable and growing, if the credit quality of our customer base or their debt service behavior materially decreases, if the risk profile of a market, industry or group of customers declines or weakness in the real estate markets and other economics were to arise, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.
We must effectively manage our information systems risk.
We rely heavily on our communications and information systems to conduct our business. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products, services and methods of delivery. Our ability to compete successfully depends in part upon our ability to use technology to provide products and services that will satisfy customer demands. We have and will continue to make technology investments to achieve process improvements and increase efficiency. Many of the Company’s competitors invest substantially greater resources in technological improvements than we do. We may not be able to effectively select, develop or implement new technology-driven products and services or be successful in marketing these products and services to our customers, which may negatively affect our business, results of operations or financial condition.
Disruptions to our information systems or security breaches could adversely affect our business and reputation.
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
We collect and store sensitive data, including personally identifiable information of our customers and employees as well as sensitive information related to our operations. Our collection of such Company and customer data is subject to extensive regulation and oversight. Computer break-ins of our systems or our customers’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond, liability for customer losses if we are at fault, damage to our customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. We advise and provide training to our customers regarding protection of their systems, but there is no assurance that our advice and training will be appropriately acted upon by our customers or effective to prevent losses. In some cases we may elect to contribute to the cost of responding to cybercrime against our customers, even when we are not at fault, in order to maintain valuable customer relationships.
In our ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to store sensitive data, including financial information regarding our customers. The integrity of information systems of financial institutions are under significant threat from cyber-attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. We employ an in-depth, layered, lines of defense approach that leverages people, processes and technology to manage and maintain cyber security and other information security controls.
Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures , and there is no assurance that our response to any cyber-attack or system interruption, breach or failure will be fully effective to mitigate and remediate the issues resulting from such an event, including the costs, reputational harm and litigation challenges that we may face as a result. Cyber security risks may also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. We offer our clients the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our client’s systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of our clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, our systems and those of our clients and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our client or third-party service provider systems. Any such losses or liabilities could adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems. In addition, as the domestic and foreign regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
We may be alleged to have infringed upon intellectual property rights owned by others, or may be unable to protect our intellectual property.
Competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us, infringe on their intellectual property rights. We also may face allegations that our employees have misappropriated intellectual property of their former employers or other third parties. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim (even if we ultimately prevail); to pay significant money damages; to lose significant revenues; to be prohibited from using the relevant systems, processes, technologies or other intellectual property; to cease offering certain products or services or to incur significant license, royalty or technology development expenses. Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse, or be unable, to uphold its contractual obligations.
Moreover, we rely on a variety of measures to protect our intellectual property and proprietary information, including copyrights, trademarks and controls on access and distribution. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage, and in any event, we may be required to litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful. Third parties may challenge, invalidate or circumvent our intellectual property, or our intellectual property may not be sufficient to provide us with competitive advantages. In addition, the usage of branding that could be confused with ours could create negative perceptions and risks to our brand and reputation. Our competitors or other third parties may independently design around or develop technology similar to ours or otherwise duplicate our services or products such that we could not assert our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property or confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure.
Changes in U.S. trade policies and other factors beyond Seacoast's control, including the imposition of tariffs and retaliatory tariffs, may adversely impact its business, financial condition and results of operations.
In recent years, there has been discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that Seacoast's customers import or export, including among others, agricultural products, could cause the prices of its customers' products to increase, which could reduce demand for such products, or reduce its customer margins, and adversely impact their revenues, financial results and ability to service debt. This, in turn, could adversely affect Seacoast's financial condition and results of operations.
In addition, to the extent changes in the political environment have a negative impact on Seacoast or on the markets in which Seacoast operates its business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On November 30, 2018, the United States, Canada and Mexico signed a new trade deal, the U.S.-Mexico-Canada Agreement, to replace the North American Free Trade Agreement, which the President of the United States signed into law on January 29, 2020. The full impact of this agreement on Seacoast, its customers and on the economic conditions in its geographic markets is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact Seacoast's and/or its customers' costs, demand for its customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact Seacoast's business, financial condition and results of operations.
We operate in a heavily regulated environment. Regulatory compliance burdens and associated costs can affect our business.
We and our subsidiaries are regulated by several regulators, including, but not limited to, the Federal Reserve, the OCC, the FDIC, the CFPB, the Small Business Administration, the SEC and NASDAQ. Our success is affected by state and federal regulations affecting banks and bank holding companies, the securities markets and banking, securities and insurance regulators. Banking regulations are primarily intended to protect consumers and depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted. These changes, if adopted, could require us to maintain more capital, liquidity and risk controls which could adversely affect our growth, profitability and financial condition. Any such changes in law can impact the profitability of our business activities, require changes to our operating policies and procedures, or otherwise adversely impact our business.
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
FDIC insurance premiums we pay may change and be significantly higher in the future. Market developments may significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits, thereby making it requisite upon the FDIC to charge higher premiums prospectively.
Changes in accounting rules applicable to banks could adversely affect our financial condition and results of operations.
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
On January 1, 2020, we will implement FASB’s Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses. This guidance replaces the existing “incurred loss” methodology for financial assets measured at amortized cost, and introduces requirements to estimate current expected credit losses (“CECL”). Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will require earlier recognition of credit losses that are deemed expected but not yet probable, and we expect will result in higher reserves for credit losses and higher volatility in the quarterly provision for credit losses in future periods.
The CECL model also impacts the accounting for future bank acquisition activity by requiring the recognition of expected credit losses on acquired loans at the date of acquisition, in addition to the purchase discount, if any. With the exception of purchased loans with credit deterioration ("PCD"), this day-one recognition of the allowance for credit losses is recorded with an offset to net income. For PCD loans, the initial estimate of expected credit losses will be recognized as an adjustment to the amortized cost basis of the loan at acquisition (i.e., a balance sheet gross-up).
Tax law changes may have an impact on net income, shareholders’ equity and the Company’s regulatory capital ratios.
Under the Tax Reform Act, the highest marginal federal tax rate for corporations was lowered from 35% to 21%, resulting in a reduction to the Company’s deferred tax assets (“DTAs”) and a one-time adjustment increasing the provision for income taxes upon enactments in 2017. Additionally, in September 2019, the State of Florida announced a reduction in the corporate income tax rate from 5.5% to 4.458% for the years 2019, 2020 and 2021, resulting in a DTA write down of $1.1 million. We believe the initial impact of a reduction to the federal and state income tax rates and the resultant reduction to DTAs and capital, via higher tax provisioning at inception, will be recovered with lower tax provisioning prospectively from the date of inception. The reduction in our DTAs negatively impacted our capital ratios (as a small portion of our DTA is includable in regulatory capital calculations) but not below well-capitalized levels, as defined by our regulators.
As higher net income is recorded due to lower tax provisioning and increases shareholders’ equity, the detrimental impact to capital ratios will diminish and accrete capital over time. While lower income tax rates should result in improved net income performance over prospective periods, the extent of the benefit will be influenced by the competitive environment and other factors.
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
As of December 31, 2019, we had net DTAs of $16.5 million, based on management’s estimation of the likelihood of those DTAs being realized. These and future DTAs may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amounts recorded.
Management expects to realize the $16.5 million in net DTAs well in advance of the statutory carryforward period, based on its forecast of future taxable income. We consider positive and negative evidence, including the impact of reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. This process requires significant judgment by management about matters that are by nature uncertain. If we were to conclude that significant portions of our DTAs were not more likely than not to be realized (due to operating results or other factors), a requirement to establish a valuation allowance could adversely affect our financial position and results of operations.
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
The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, over which the Company has no control and which the Company may not be able to adequately anticipate.
In recent years, in response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. Since then the Federal Reserve raised rates nine times during 2015-2018, and reduced rates three times in 2019. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available. The Company cannot predict the nature or timing of future changes in monetary, economic, or other policies or the effect that they may have on the Company's business activities, financial condition and results of operations.
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
We periodically evaluate potential acquisitions and expansion opportunities. To the extent we grow through acquisition, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or businesses, as well as other geographic and product expansion activities, involve various risks including:

•	risks of unknown or contingent liabilities;

•	unanticipated costs and delays;

•	risks that acquired new businesses do not perform consistent with our growth and profitability expectations;

•	risks of entering new market or product areas where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	exposure to potential asset quality issues with acquired institutions;

•	difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and start-up delays and costs of other expansion activities;

•	potential disruptions to our business;

•	possible loss of key employees and customers of acquired institutions;

•	potential short-term decrease in profitability;

•	inaccurate estimates of value assigned to acquired assets; and

•	diversion of our management’s time and attention from our existing operations and businesses.
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
There are risks associated with our growth strategy. To the extent that we grow through acquisitions, there can be no assurance that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks or branches into us, the risk of loss of customers and/or employees of the acquired institution or branch, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls and may subject us to additional regulatory scrutiny.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include customer deposits, federal funds purchases, securities sold under repurchase agreements, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. Other sources of liquidity available to us or Seacoast Bank include the acquisition of additional deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.
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
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.
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
Great Britain’s exit from the European Union (“Brexit”) could adversely affect financial markets generally.
The uncertainty regarding Brexit could adversely affect financial markets generally. While Seacoast has no direct loans to or deposits from foreign entities, the uncertain impact of Brexit on British and European businesses, financial markets, and related businesses in the United States could also adversely affect financial markets generally. The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. Seacoast’s business could be adversely affected directly by the default of another institution or if the financial services industry experiences significant market-wide liquidity and credit problems.
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
Employee misconduct could expose us to significant legal liability and reputational harm.
We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm that adversely affects our customers and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective, such misconduct may result in regulatory sanctions and/or penalties, serious harm to our reputation, financial condition, customer relationships or the ability to attract new customers. In addition, improper use or disclosure of confidential information by our employees, even if inadvertent, could result in serious harm to our reputation, financial condition and current and future business relationships. The precautions we take to detect and prevent such misconduct may not always be effective.
We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.
When we originate loans, we rely heavily upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation.
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
From time to time, we may decide to retain new vendors for new or existing products and services. Transition to these new vendors may not proceed as anticipated and could negatively impact our customers or our ability to conduct business, which, in turn, could have an adverse effect on our business, results of operations and financial condition. To mitigate this risk, the Company has an established process to oversee vendor relationships.
The anti-takeover provisions in our Articles of Incorporation and under Florida law may make it more difficult for takeover attempts that have not been approved by our board of directors.
Florida law and our Articles of Incorporation include anti-takeover provisions, such as provisions that encourage persons seeking to acquire control of us to consult with our board of directors, and which enable the board of directors to negotiate and give consideration on behalf of us and our shareholders and other constituencies to the merits of any offer made. Such provisions, as well as supermajority voting and quorum requirements, and a staggered board of directors, may make any takeover attempts and other acquisitions of interests in us, by means of a tender offer, open market purchase, a proxy fight or otherwise, that have not been approved by our board of directors more difficult and more expensive. These provisions may discourage possible business combinations that a majority of our shareholders may believe to be desirable and beneficial. As a result, our board of directors may decide not to pursue transactions that would otherwise be in the best interests of holders of our common stock.
Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business and results of operations.
Our market areas in Florida are susceptible to hurricanes, tropical storms and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes will affect our operations or the economies in our current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses. Our business and results of operations may be adversely affected by these and other negative effects of future hurricanes, tropical storms, related flooding and wind damage and other similar weather events. As a result of the potential for such weather events, many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets. Climate change may be increasing the nature, severity, and frequency of adverse weather conditions, making the impact from these types of natural disasters on us or customers worse.
Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. Seacoast and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to Seacoast could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
Risks Related to our Common Stock
We may issue additional shares of common or preferred stock, which may dilute the interests of our shareholders and may adversely affect the market price of our common stock.
We are currently authorized to issue up to 120 million shares of common stock, of which 51.5 million shares were outstanding as of December 31, 2019, and up to 4 million shares of preferred stock, of which no shares are outstanding. Subject to certain NASDAQ requirements, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.
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
Seacoast Bank owns or leases all of the buildings in which its business operates. At December 31, 2019, Seacoast Bank and its subsidiaries had 48 branch offices, nine commercial lending offices, and its main office in Florida. For additional information regarding properties, please refer to Notes G and K of the Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject, in the ordinary course, to litigation incidental to the businesses in which they are engaged. Management presently believes that none of the legal proceedings to which they are a party are likely to have a material effect on the Company's consolidated financial position, operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

Item 4.	Mine Safety Disclosures

Not applicable.
Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of the Company's common stock are entitled to one vote per share on all matters presented to shareholders as provided in our Articles of Incorporation.
The Company's common stock is traded under the symbol “SBCF” on the NASDAQ Global Select Market, which is a national securities exchange (“NASDAQ”). As of January 31, 2020, there were 51,523,499 shares of common stock outstanding, held by approximately 2,152 record holders.
Dividends from Seacoast Bank are the Company's primary source of funds to pay dividends on its common stock. Under the National Bank Act, national banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in Seacoast Bank also limits dividends that may be paid to the Company.
Additional information regarding restrictions on the ability of Seacoast Bank to pay dividends to the Company is contained in Note C of the Notes to Consolidated Financial Statements. See “Item 1. Business- Payment of Dividends” of this Form 10-K for information with respect to the regulatory restrictions on dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

Item 6.	Selected Financial Data

Five years of selected financial data of the Company is set forth commencing on page 75.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in understanding the financial condition, significant changes in the financial condition and the results of operations of Seacoast Banking Corporation of Florida and its subsidiaries ("Seacoast" or the “Company”). Nearly all of the Company’s operations are contained in its banking subsidiary, Seacoast Bank (“Seacoast Bank” or the “Bank”). This discussion and analysis is intended to highlight and supplement information presented elsewhere in the annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8. The focus of this discussion is on the Company’s financial statements and other statistical data for the years ended December 31, 2019 and 2018. Additional information about the Company’s financial condition and results of operations in 2017 and changes in the Company’s financial condition and results of operations from 2017 to 2018 may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. For purposes of the following discussion, the words "Seacoast," the“Company,” “we,” “us,” and “our” refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.
Overview – Strategy and Results
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”), a financial holding company, incorporated in Florida in 1983, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), is one of the largest community banks in Florida with approximately $7.1 billion in assets and $5.6 billion in deposits as of December 31, 2019. The Company provides integrated financial services including commercial and retail banking, wealth management, and mortgage services to customers through advanced banking solutions, 48 traditional branches of its locally-branded wholly-owned subsidiary bank, Seacoast National Bank (“Seacoast Bank”), a national banking association, and nine commercial banking centers. Seacoast operates primarily in Florida, with concentrations in the state's fastest growing markets, each with unique characteristics and opportunities. The Company's offices stretch from the southeast, including Fort Lauderdale, Boca Raton and Palm Beach north along the east coast to the Daytona area, into Orlando and Central Florida and the adjacent Tampa market, and west to Okeechobee and surrounding counties.
The Company delivers integrated banking services, combining traditional retail locations with online and mobile technology and a convenient telephone banking center. Seacoast has built a fully integrated distribution platform across all channels to provide customers with the ability to choose their path of convenience to satisfy their banking needs, providing the Company an opportunity to reach customers through a variety of sales channels. The Company believes its digital delivery and products are contributing to growing the franchise. Adoption of personal and business mobile banking has grown 59% in the past two years and online banking users have grown 31%.
Seacoast is executing a balanced growth strategy, combining both organic growth with strategic acquisitions in Florida's most attractive growing markets. In Orlando, Seacoast is now the largest Florida-based bank and a top-10 bank in the Orlando market overall. In other key markets, including Palm Beach County, Fort Lauderdale, and Tampa, the Company has enhanced its footprint with eight acquisitions since 2014, generating continued expansion and strengthening market share, increasing the customer base and lowering operating costs through economies of scale. In the fourth quarter of 2019, the Company announced the upcoming acquisition of First Bank of the Palm Beaches ("First Bank"), building upon two previous acquisitions in Palm Beach, one of Florida's top counties by population and household income. Additionally, in the first quarter of 2020, the Company announced the upcoming acquisition of Fourth Street Banking Company, the holding company for Freedom Bank in St. Petersburg, Florida, again expanding upon the benefits of two previous acquisitions in the market. The Tampa MSA is, by population, among the top 20 in the nation. These acquisitions are expected to be completed in the first half of 2020 and are expected to provide earnings per share accretion of more than 5% to 2021 and thereafter.
The Company's acquisition strategy has not only increased customer households and been immediately accretive to earnings, but also has opened markets and customer bases where Seacoast's convenience offering resonates. The table below summarizes acquisition activity in recent years:

(In thousands)	Date of Acquisition	Acquired Loans	Acquired Deposits
Freedom Bank[1] (acquisition pending)	Second Quarter 2020	$248,948	$276,401
First Bank of the Palm Beaches[2] (acquisition pending)	First Quarter 2020	150,228	171,681
First Green Bank[3]	October 19, 2018	631,497	624,289
Palm Beach Community Bank	November 3, 2017	270,318	268,633
NorthStar Bank[4]	October 20, 2017	136,832	182,443
GulfShore Bank[5]	April 7, 2017	250,876	285,350
BMO Harris[6]	June 3, 2016	62,671	314,248
Floridian Bank[7]	March 11, 2016	266,137	337,341
Grand Bank & Trust of Florida[8]	July 17, 2015	111,292	188,469
BankFirst[9]	October 1, 2014	365,363	516,297
[1]Wholly-owned subsidiary of Fourth Street Banking Company. Loan and deposit balances as of September 30, 2019
[2]Loan and deposit balances as of September 30, 2019
[3]Wholly-owned subsidiary of First Green Bancorp, Inc.
[4]Wholly-owned subsidiary of NorthStar Banking Corporation, Inc.
[5]Wholly-owned subsidiary of GulfShore BancShares, Inc.
[6]Orlando banking operations of BMO Harris Bank, N.A.
[7]Wholly-owned subsidiary of Floridian Financial Group, Inc.
[8]Wholly-owned subsidiary of Grand Bankshares, Inc.
[9]Wholly-owned subsidiary of BANKshares, Inc.
2019 Highlights

•
15% year-over-year growth in revenue on a GAAP basis enhanced by a 1% decrease in noninterest expense on the same basis. 14% year-over-year adjusted revenue[1] growth during 2019 combined with a 3% increase in adjusted noninterest expense[1] over the corresponding period.

•	Diluted earnings per share of $1.90 for 2019, compared to $1.38 diluted earnings per share for 2018 on a GAAP basis. Achievement of the $2.01 adjusted diluted earnings per share[1] goal for 2019.

•	Consistent growth in tangible book value per share, ending the period at $14.76, up 20% over the prior year.

•
Continuation of the Company’s analytics-driven product marketing and service delivery combined with a favorable Florida economy that drove record loan production; total loans increased 8% compared to a year ago; excluding acquired loans, total loans were 3% higher year-over-year.

•
The Company continued execution of its balanced growth strategy through successful integration of the acquisition of First Green on October 19, 2018, together with organic and acquisition-related revenue growth momentum and cost reductions, which drove further growth throughout 2019.

•
Consolidated three banking center locations in 2019, achieving the Vision 2020 objective of reducing the footprint by 20% to meet evolving customer needs. In 2018, the addition of seven branches from acquisition was offset by the consolidation of seven branches. Deposits per branch improved, with total deposits per banking center exceeding $116.3 million at December 31, 2019, up from $101.5 million one year earlier.

•
Continued discipline around expenses, primarily achieved through focus on reducing overhead and streamlining business and cost savings processes. These reductions have allowed the Company to reallocate overhead to hiring additional bankers in Tampa and South Florida and technology investments in 2019, which will continue to support growth and operating leverage into 2020.

1Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.

Results of Operations
Earnings Summary
Net income in 2019 totaled $98.7 million, or $1.90 diluted earnings per share, compared to $67.3 million, or $1.38 diluted earnings per share, in 2018. Return on average assets (“ROA”) increased to 1.45% and return on average equity (“ROE”) increased to 10.63% in 2019 compared to 1.11% and 9.08% in 2018.
Adjusted net income1 in 2019 totaled $104.6 million, an increase of $25.5 million, or 32%, compared to $79.1 million in 2018. Adjusted diluted earnings per share1 increased to $2.01 in 2019 compared to $1.62 in 2018.

	Quarter
	First	Second	Third	Fourth	Total
	2019	2019	2019	2019	2019	2018
Return on average tangible assets	1.48%	1.50%	1.61%	1.66%	1.56%	1.20%
Return on average tangible shareholders' equity	14.86	14.30	14.73	14.95	14.72	12.54
Efficiency ratio	56.55	53.48	48.62	48.36	51.71	59.98

Adjusted return on average tangible assets[1]	1.50%	1.59%	1.67%	1.57%	1.58%	1.35%
Adjusted return on average tangible shareholders' equity[1]	15.11	15.17	15.30	14.19	14.93	14.06
Adjusted efficiency ratio[1]	55.81	51.44	48.96	47.52	50.90	56.13
[1]Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
For the year ended December 31, 2019, adjusted return on average tangible assets1 and adjusted return on average tangible shareholders' equity1 improved when compared to the same period in the prior year. This improvement is the result of higher adjusted net income1 in 2019, partially offset by higher tangible assets and higher tangible shareholders' equity. The improvement in the efficiency ratios reflects the Company's disciplined expense control and focus on increasing net revenue (interest and noninterest income combined).
Net Interest Income and Margin
Net interest income (on a fully taxable equivalent basis) for the year ended December 31, 2019 totaled $244.0 million, increasing $32.0 million, or 15%, compared to the year ended December 31, 2018. In 2019 and 2018, net interest margin was 3.92% and 3.85%, respectively.
In 2019, net interest income on a fully taxable equivalent basis and the net interest margin continued to benefit from a positive remixing of interest earning assets as well as actions taken to actively manage cost of deposits, including offering shorter maturities and aligning rates lower along with reductions in the federal funds rate in the second half of 2019. Net interest margin increased 7 basis points during the year. Loans and security yields increased by 21 and 7 basis points, respectively, while cost of deposits increased by 26 basis points.The impact on net interest margin from accretion of purchase discount on acquired loans was 31 basis points in 2019 compared to 28 basis points in 2018. Additionally, 2019 net interest income continued to benefit from the full year impact of the First Green acquisition completed in the fourth quarter of 2018.
Table 2 presents the Company’s average balance sheets, interest income and expenses, and yields and rates, for the past three years.
The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, yield on earning assets and rate on interest bearing liabilities.

1Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.

(In thousands, except percentages)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Fourth quarter 2018	$60,100	4.00%	4.67%	0.97%
First quarter 2019	60,861	4.02	4.79	1.13
Second quarter 2019	60,219	3.94	4.73	1.18
Third quarter 2019	61,027	3.89	4.65	1.13
Fourth quarter 2019	61,846	3.84	4.49	0.98
1On a fully taxable equivalent basis - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Total average loans increased $821.5 million, or 20%, during 2019 compared to 2018 and average investment securities balances decreased $130.5 million, or 10%, during 2019 compared to 2018.
In 2019, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 79%, compared to 75% for 2018. Loan production remains strong, supported by expansion of the banking teams in Tampa and Fort Lauderdale as well as increased customer loan demand due to lower long-term interest rates. Late in 2018, Seacoast launched a large-scale initiative to implement a fully digital loan origination platform across all business banking units. Full conversion from the legacy system is now complete. The Company recognized $350,000 in annualized expense reductions as a result of this platform implementation. This investment should lead to further gains in operational efficiency and banker productivity in 2020 and beyond.
As average total loans as a percentage of earning assets increased, the mix of loans has remained stable, with volumes related to commercial real estate representing 49% of total loans at December 31, 2019 compared to 49% at December 31, 2018. Residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 32% of total loans at December 31, 2019 compared to 31% at December 31, 2018. (see “Loan Portfolio”).
Loan production is detailed in the following table for the periods specified:

	For the Year Ended December 31,
(In thousands)	2019	2018
Commercial/commercial real estate loan pipeline at year-end	$255,993	$164,064
Commercial/commercial real estate loans closed	795,238	552,878

Residential pipeline-saleable	$18,995	$13,555
Residential loan sold	236,528	189,235

Residential pipeline-portfolio	$19,107	$30,100
Residential loans-retained	287,025	305,953

Consumer and small business pipeline	$45,106	$53,453
Consumer and small business originations	473,119	443,406
Commercial and commercial real estate loan production in 2019 totaled $795.2 million, compared to production in 2018 of $552.9 million. During 2019, the Company acquired $72.4 million in fixed-rate commercial real estate loans from the wholesale market.
Closed residential loan production totaled $523.6 million in 2019 compared to $495.2 million in 2018. 2019 includes the purchase of residential loans from the wholesale market totaling $134.7 million and $19.5 million in 2018.
Consumer and small business originations reached $473.1 million during 2019 compared to $443.4 million during 2018.
Loan production remains strong, supported by customer analytics and expansion of the banking teams, particularly in the Tampa, Orlando and South Florida MSAs.
Average securities portfolio balances have decreased $130.5 million, or 10%, since 2018. Securities comprised 19% of average earning assets in 2019 compared to 24% for 2018. Yields on securities increased from 2.93% in 2018 to 3.00% in 2019.
In 2019, the cost of average interest-bearing liabilities increased 31 basis points to 1.10% from 2018, reflecting increases in underlying market rates. The low overall cost of our funding reflects the Company’s successful core deposit focus that produced strong growth in customer relationships over the past several years. Noninterest bearing demand deposits at December 31, 2019 represent 28% of total deposits, compared to 30% at December 31, 2018. The cost of average total deposits (including noninterest bearing demand deposits) in 2019 was 0.69%, compared to 0.43% in 2018.
The following table provides trend detail on the ending balance components of our customer relationship funding as of:

	December 31,
(In thousands, except percentages)	2019	2018
Noninterest demand	$1,590,493	$1,569,602
Interest-bearing demand	1,181,732	1,014,032
Money market	1,108,363	1,173,950
Savings	519,152	493,807
Time certificates of deposit	1,185,013	925,849
Total deposits	$5,584,753	$5,177,240

Customer sweep accounts	$86,121	$214,323

Noninterest demand deposit mix	28%	30%
The Company’s focus on convenience, with high quality customer service, expanded digital offerings and distribution channels provides stable, low cost core deposit funding. Over the past several years, the Company has strengthened its retail deposit franchise using new strategies and product offerings, while maintaining a focus on growing customer relationships. Seacoast believes that digital product offerings are central to core deposit growth as access via these distribution channels is required by customers. During 2019, average transaction deposits (noninterest and interest bearing demand) increased $285.6 million, or 12%, compared to 2018. Along with new relationships, deposit programs and digital sales have improved the Company's market share and deepened relationships with existing customers.
Growth in core deposits has also provided low funding costs. The Company’s deposit mix remains favorable, with 80% of average deposit balances comprised of savings, money market, and demand deposits in 2019. The Company’s average cost of deposits, including noninterest bearing demand deposits, increased to 0.69% in 2019 compared to 0.43% in 2018 despite decreases in the Fed funds rate beginning in the third quarter of 2019.
Short-term borrowings, principally comprised of sweep repurchase agreements with customers, decreased $94.7 million, or 47%, to an average of $106.1 million for the full year 2019 compared to an average of $200.8 million for the full year 2018. The decrease reflects a shift in customer balances into interest bearing deposits. The average rate on customer repurchase accounts was 1.35% in 2019 compared to 0.90% in 2018. No federal funds purchased were utilized at December 31, 2019 or 2018.
FHLB borrowings totaled $315.0 million at December 31, 2019, with a weighted average rate of 1.72% at year-end compared to $380.0 million at December 31, 2018 with a weighted average rate of 2.45% at year-end. FHLB borrowings averaged $131.9 million for the full year 2019, down from $225.0 million for the full year 2018 (see “Note I – Borrowings” to the Company’s consolidated financial statements).
For 2019, average subordinated debt of $70.9 million related to trust preferred securities issued by subsidiary trusts of the Company carried an average cost of 4.75%, up from 4.48% in 2018, reflecting higher market interest rates as the subordinated debt cost is based on LIBOR plus a spread (see "Note I- Borrowings").
Noninterest Income
Noninterest income (excluding securities gains and losses) totaled $55.5 million in 2019, an increase of $4.9 million, or 10%, compared to 2018. Noninterest income accounted for 19% of total revenue in 2019 (net interest income plus noninterest income, excluding securities gains and losses) compared to 19% in 2018.
Table 4 provides detail regarding noninterest income components for the past three years.
Service charges on deposits for the year ended December 31, 2019 compared to the year ended December 31, 2018 increased $0.3 million, or 3%, to $11.5 million.This increase reflects continued strength in customer acquisition and benefits from acquisition activity. Overdraft fees in each year represent 55% of total service charges on deposits.

Wealth management revenues, including brokerage commissions and fees and trust income, increased during 2019 by $0.4 million, or 7%, to $6.4 million. Year-over-year growth in trust revenues of $0.3 million, or 6%, to $4.4 million, and increases in the Company’s brokerage fees of $0.2 million, or 10%, to $1.9 million, were the result of continued growth in assets under management, a growing sales and support team, industry leading products including digital tools and direct referrals from the Company's team of bankers.
Saleable loan originations increased by $47.3 million, or 25%, and mortgage banking fees increased by $1.8 million, or 39%, to $6.5 million for the year ended December 31, 2019 as compared to the prior year. These increases reflect a greater focus on generating saleable volume as well as the impact of lower long-term rates.
Marine finance fees were $1.1 million in 2019, a decrease of $0.3 million, or 25%, compared to fees of $1.4 million in 2018. In 2019, marine financing income was impacted by a shift in mix towards retaining a larger portion of originations in the loan portfolio.
Interchange revenue totaled $13.4 million in 2019, an increase of 9% from $12.3 million in 2018, reflecting the impact of a larger customer base, cross sell and prior bank acquisitions.
Bank owned life insurance ("BOLI") income totaled $3.7 million for 2019, a decrease of $0.6 million, or 14%, compared to the prior year. The decrease reflects the impact of First Green BOLI contract surrenders completed at the end of 2018.
Gains on sale of Small Business Administration ("SBA") loans totaled $2.5 million for 2019 and 2018.
Other income increased $2.2 million, or 26%, year-over-year for 2019 compared to 2018. 2019 results reflect a $1.0 million BOLI death benefit and $0.9 million for swap related income. 2018 includes $0.5 million for swap related income with loan customers.
Securities gains in 2019 totaled $1.2 million, resulting from the sale of $202.7 million of debt securities with an average yield of 2.37% and an increase in the value of the CRA qualified mutual fund investment of $0.2 million in 2019. Securities losses in 2018 totaled $0.6 million, resulting from the sale of $64.4 million of debt securities with an average yield of 2.42% and a decrease in the value of the CRA qualified mutual fund investment of $0.1 million.
Noninterest Expense
The Company has improved the efficiency ratio through continued focus on expense discipline as well as more efficient channel integration, allowing consumers and businesses to choose their path of convenience to satisfy their banking needs. This expansion launched a number of new enhancements, resulting in even greater digital access for customers, and providing improvements in productivity for the Company's customers in their daily lives. Expense reduction initiatives inclusive of a reduction in force in the second quarter of 2019 and three banking center consolidations executed in the first nine months of 2019 resulted in approximately $10 million in pretax expense reductions. Seacoast has reduced its footprint by 20% since 2017 through successful bank acquisitions and the repositioning of the banking center network in strategic growth markets to meet the evolving needs of its customers. At December 31, 2019, deposits per banking center were $116.3 million, up from $101.5 million at December 31, 2018.
In 2018, the Company consolidated seven branches, including four in conjunction with the acquisition of First Green. Acquisition activity added to noninterest expenses with acquisition related costs for First Green in 2018 of approximately $9.7 million.
In 2019, the Company's efficiency ratio, defined as noninterest expense less foreclosed property expense and amortization of intangibles divided by net operating revenue (net interest income on a fully tax equivalent basis plus noninterest income excluding securities gains and losses) was 51.7% compared to 60.0% for 2018. Noninterest expenses for 2019 totaled $160.7 million, a decrease of $1.5 million, or 1%, compared to 2018. Adjusted noninterest expense1 was $152.0 million for 2019, compared to $147.7 million for 2018. The Company expects its efficiency ratios to increase slightly above 50% in the first half of 2020, then decrease below 50% when exiting 2020.

	For the Year Ended December 31,
(In thousands)	2019	2018
Noninterest expense, as reported	$160,739	$162,273

Merger related charges	(969)	(9,681)
Amortization of intangibles	(5,826)	(4,300)
Business continuity expenses - hurricane events	(95)	—
Branch reductions and other expense initiatives	(1,846)	(587)
Total adjustments	(8,736)	(14,568)
Adjusted noninterest expense[1]	$152,003	$147,705

Efficiency ratio	51.71%	59.98%
Adjusted efficiency ratio[1,2]	50.90	56.13
[1]Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
[2]Adjusted efficiency ratio is defined as noninterest expense, including adjustments to noninterest expense divided by aggregated tax equivalent net interest income and noninterest income, including adjustments to revenue.

Table 5 provides detail of noninterest expense components for the years ending December 31, 2019, 2018 and 2017.
Salaries and wages totaling $73.8 million were $2.7 million, or 4%, higher for the full year 2019 compared to the full year 2018. Higher base salaries, attributed to merit increases, were the primary cause of the increase in salaries and wages, increasing $6.5 million, or 11%, compared to 2018. Continued focus on expense control as well as restructured compensation plans resulted in incentives that were $2.9 million, or 13%, lower year-over-year. Severance costs also increased by $0.5 million, or 67%, year-over-year, of which $1.1 million related to a reduction in workforce during the second quarter of 2019. In 2019, deferred loan origination costs, a contra expense, decreased by $0.7 million compared to 2018.
During 2019, employee benefit costs which include, group health insurance, defined contribution plan, payroll taxes, and unemployment compensation, increased $0.8 million, or 6%, compared to 2018, the result of an increase in payroll taxes of $0.6 million and an increase in defined contribution plan expenditures of $0.2 million, partially offset by a decrease in group health insurance of $0.1 million. Increases in payroll taxes and defined contribution plan expenditures are correlated to the increase in salaries and wages. The Company has continued to actively manage group health insurance expenses to maintain a low cost structure while continuing to provide quality coverage to employees.
The Company utilizes third parties for core data processing systems. The data processing costs associated with these third parties fluctuate based on the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $15.1 million and $16.4 million in 2019 and 2018, respectively. The $1.3 million, or 8%, decrease in 2019 reflects the impact of lower negotiated rates with some of the Company's key third party providers. The Company continues to improve and enhance mobile and other digital products and services through key third parties. This may increase outsourced data processing costs as customers adopt improvements and products and as business volumes grow. 2018 expenditures also include one-time charges for conversion activity related to our acquisition of First Green.
Telephone and data line expenses, including electronic communications with customers, between branch locations and personnel, and with third party data processors, increased $0.5 million, or 19%, to $3.0 million during 2019 compared to 2018. The increase reflects the continued shift towards serving the customer through the Customer Support Center and digital channels.
Total occupancy, furniture and equipment expenses in 2019 totaled $20.5 million, an increase of $0.4 million, or 2%, compared to 2018. The increase is primarily related to higher leasing expenses of $0.8 million and higher technology hardware maintenance expenses of $0.3 million, partially offset by lower asset write-offs of $0.7 million. The increase in lease expenses reflects the full year impact of branches acquired from First Green in the third quarter of 2018, while the decrease in asset write-offs reflects lower branch closure activity compared to the prior year. The Company continues to strategically manage its branch footprint to balance customer needs for access to physical branches complemented by the ability to provide services through phone based and digital channels. Branch consolidations will continue for the Company and the banking industry in general as the customer service dynamic continues to evolve.
In 2019 and 2018, marketing expenses (including sales promotion costs, ad agency production and printing costs, digital, newspaper, advertising, and other public relations costs) totaled $4.2 million and $5.1 million, respectively. The Company continues to carefully manage the use of marketing campaigns to target potential high value customers in a cost effective manner through a mix of digital communications, direct mail, event sponsorships and donations.
Legal and professional fees for 2019 and 2018 totaled $8.6 million and $10.0 million, respectively. 2019 expenses include significant projects in the first quarter of 2019 in risk management and lending operations while 2018 reflects acquisition related expenditures of $2.1 million.
FDIC assessments were $0.9 million in 2019 compared to $2.2 million in 2018. During the third quarter of 2019, the FDIC announced the achievement of the target deposit insurance reserve ratio, resulting in the Company's ability to apply previously awarded credits to its deposit insurance assessment. The Company utilized $0.9 million in credits to offset FDIC assessments during the third and fourth quarter of 2019. The Company has remaining credits of $0.7 million, which will be applied to future assessments if the FDIC’s reserve ratio remains above the target threshold.
For the year ended December 31, 2019, foreclosed property expense and net loss on sale was $0.1 million compared to $0.5 million in 2018. Higher expenses in 2018 are the result of losses on the sale of OREO properties.
Other expense totaled $15.2 million and $17.2 million in 2019 and 2018, respectively. The decrease of $2.0 million, or 12%, for the year ended December 31, 2019 reflects a continued focus on efficiency and streamlining operations.
Income Taxes
For 2019 and 2018, provision for income taxes totaled $29.9 million, and $20.3 million, respectively.
The Company's overall effective tax rate increased to 23.2% in 2019 from 23.1% in 2018. In September 2019, the State of Florida announced a reduction in the corporate income tax rate from 5.5% to 4.458% for the years 2019, 2020 and 2021. This change resulted in additional income tax expense of $1.1 million upon the write down in the third quarter of 2019 of deferred tax assets affected by the change, offset by a $0.4 million benefit upon adjusting the year-to-date provision to the new statutory tax rate. Taxes for 2018 also included taxes and penalties of $0.5 million on the redemption of First Green BOLI policies in the fourth quarter of 2018.
Discrete tax benefits related to share-based compensation were $0.8 million and $1.1 million in 2019 and 2018, respectively.
Fourth Quarter Review
Net income totaled $27.2 million, an increase of $1.6 million, or 6%, from the third quarter of 2019, and an increase of $11.2 million, or 70%, compared with the fourth quarter of 2018. Adjusted net income totaled $26.8 million, a decrease of $0.9 million, or 3%, from the third quarter of 2019, and an increase of $2.9 million, or 12%, compared with the fourth quarter of 2018. Diluted earnings per common share (“EPS”) were $0.52 and adjusted diluted EPS were $0.52 in the fourth quarter of 2019, compared to diluted EPS of $0.49 and adjusted diluted EPS of $0.53 in the third quarter of 2019 and to diluted EPS of $0.31 and adjusted diluted EPS of $0.47 in the fourth quarter of 2018. Adjusted net income and adjusted diluted EPS are non-GAAP measures, see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Revenues increased $3.2 million, or 4%, from the third quarter of 2019 and increased $5.4 million, or 7%, from the fourth quarter of 2018 levels. Net interest income improved $0.8 million, or 1%, compared to third quarter of 2019 and improved $1.8 million, or 3%, compared to the fourth quarter of 2018. Improvements are due to organic growth and impact of the acquisition completed during the fourth quarter 2018.
Net interest income (on a tax-equivalent basis, a non-GAAP measure) for the fourth quarter 2019 totaled $61.8 million, an increase of $0.8 million, or 1%, from the third quarter of 2019, and an increase of $1.7 million, or 3%, from the fourth quarter 2018. Net interest margin (on a tax-equivalent basis, a non-GAAP measure) decreased 5 basis points to 3.84% from the third quarter of 2019 and decreased 16 basis points from the fourth quarter 2018. The Federal Reserve reduced the overnight rate three times by 25 basis points during the third and fourth quarters of 2019 and the 10-year treasury rate fell by approximately 25 basis points, resulting in lower new earning asset yields and further declines in variable rate earning asset portfolios. This was partially offset by the Company's success in lowering the cost of funding, the result of focus on maintaining deposit pricing discipline.
Noninterest income, excluding securities gains and losses, totaled $13.8 million for the fourth quarter of 2019, a decrease of $1.0 million, or 6%, from the third quarter of 2019 and an increase of $0.7 million, or 5%, from the fourth quarter of 2018. Mortgage banking fees and interchange income increased the most year-over-year, increasing $0.7 million and $0.2 million, respectively. Service charges on deposits and interchange income reflect continued growth and benefits from organic growth as well as acquisition activity, including the First Green acquisition in the fourth quarter of 2018. Other income benefited from an increased BOLI payout, increased swap related income, increased SBIC investment income, and higher other miscellaneous related fees.

Noninterest expenses for the fourth quarter 2019 totaled $38.1 million, a decrease of $0.5 million, or 1% from the prior quarter and a decrease of $11.4 million, or 23%, from the fourth quarter of 2018. Of the $11.4 million decrease year-over-year, salaries, wages decreased $4.9 million, employee benefits decreased $0.3 million, outsourced data processing decreased $2.2 million, and occupancy and furniture and equipment costs (aggregated) were lower by $1.4 million. Expenditure reductions were the result of our continued focus on efficiency and streamlining operations.
A provision for loan losses of $4.8 million was recorded in fourth quarter of 2019 compared to $2.3 million in the previous quarter and a year ago. The allowance for loan losses to portfolio loans outstanding ratio at December 31, 2019 was 0.68%, compared to 0.67% a year earlier, and the coverage ratio (the allowance for loan losses to nonaccrual loans) was 130% at December 31, 2019 compared to 123% at December 31, 2018, reflecting improvement in credit quality.
Update on Vision 2020
The Company's Vision 2020 objectives were introduced at its investor day in early 2017. These targets are reiterated below. Management remains confident in the Company's ability to achieve these objectives. The Company expects its adjusted efficiency ratio1 to move modestly above 50% in the first half of 2020 due to the seasonality of certain expenditures, before moving back to below 50% exiting 2020.

	Vision 2020 Targets	Full Year 2019[1]
Return on Tangible Assets	1.30%+	1.58%
Return on Tangible Common Equity	16%+	14.93%
Efficiency Ratio	Below 50%	50.90%
[1]See "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Explanation of Certain Unaudited Non-GAAP Financial Measures
This report contains financial information determined by methods other than Generally Accepted Accounting Principles (“GAAP”). The financial highlights provide reconciliations between GAAP and adjusted financial measures including net income, fully taxable equivalent net interest income, noninterest income, noninterest expense, tax adjustments, net interest margin and other financial ratios. Management uses these non-GAAP financial measures in its analysis of the Company’s performance and believes these presentations provide useful supplemental information, and a clearer understanding of the Company’s performance. The Company believes the non-GAAP measures enhance investors’ understanding of the Company’s business and performance and if not provided would be requested by the investor community. These measures are also useful in understanding performance trends and facilitate comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might define or calculate these measures differently. The Company provides reconciliations between GAAP and these non-GAAP measures. These disclosures should not be considered an alternative to GAAP.
The following tables provide reconciliation between GAAP and adjusted financial measures.

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2019	2019	2019	2019	Year
Net income, as reported:
Net income	$27,176	$25,605	$23,253	$22,705	$98,739

Diluted earnings per share	$0.52	$0.49	$0.45	$0.44	$1.90

Adjusted net income:
Net income	$27,176	$25,605	$23,253	$22,705	$98,739
Securities losses, net	(2,539)	847	466	9	(1,217)
BOLI benefits on death (included in other income)	—	(956)	—	—	(956)
Total adjustments to revenue	(2,539)	(109)	466	9	(2,173)

Merger related charges	(634)	—	—	(335)	(969)
Amortization of intangibles	(1,456)	(1,456)	(1,456)	(1,458)	(5,826)

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2019	2019	2019	2019	Year
Business continuity expenses - hurricane events	—	(95)	—	—	(95)
Branch reductions and other expense initiatives[1]	—	(121)	(1,517)	(208)	(1,846)
Total adjustments to noninterest expense	(2,090)	(1,672)	(2,973)	(2,001)	(8,736)

Tax effect of adjustments	(110)	572	874	510	1,846
Effect of change in corporate tax rate on deferred tax assets	—	(1,135)	—	—	(1,135)
Adjusted net income	$26,837	$27,731	$25,818	$24,205	$104,591

Adjusted diluted earnings per share	$0.52	$0.53	$0.50	$0.47	$2.01

Average Assets	$6,996,214	$6,820,576	$6,734,994	$6,770,978	$6,831,280
Less average goodwill and intangible assets	(226,060)	(227,389)	(228,706)	(230,066)	(228,042)
Average Tangible Assets	$6,770,154	$6,593,187	$6,506,288	$6,540,912	$6,603,238

Return on Average Assets (ROA)	1.54%	1.49%	1.38%	1.36%	1.45%
Impact of removing average intangible assets and related amortization	0.12	0.12	0.12	0.12	0.11
Return on Average Tangible Assets (ROTA)	1.66	1.61	1.50	1.48	1.56
Impact of other adjustments for Adjusted Net Income	(0.09)	0.06	0.09	0.02	0.02
Adjusted Return on Average Tangible Assets	1.57	1.67	1.59	1.50	1.58

Average Shareholders' Equity	$976,200	$946,670	$911,479	$879,564	$928,793
Less average goodwill and intangible assets	(226,060)	(227,389)	(228,706)	(230,066)	(228,042)
Average Tangible Equity	$750,140	$719,281	$682,773	$649,498	$700,751

Return on Average Shareholders' Equity	11.04%	10.73%	10.23%	10.47%	10.63%
Impact of removing average intangible assets and related amortization	3.91	4.00	4.07	4.39	4.09
Return on Average Tangible Common Equity (ROTCE)	14.95	14.73	14.30	14.86	14.72
Impact of other adjustments for Adjusted Net Income	(0.76)	0.57	0.87	0.25	0.21
Adjusted Return on Average Tangible Common Equity	14.19	15.30	15.17	15.11	14.93

Loan interest income excluding accretion on acquired loans[2]	$59,515	$59,279	$58,169	$58,397	$235,359
Accretion on acquired loans	3,407	3,859	4,166	3,938	15,371
Loan Interest Income[2]	$62,922	$63,138	$62,335	$62,335	$250,730

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2019	2019	2019	2019	Year
Yield on loans excluding accretion on acquired loans[2]	4.63%	4.76%	4.82%	4.89%	4.77%
Impact of accretion on acquired loans	0.26	0.30	0.34	0.33	0.31
Yield on Loans[2]	4.89	5.06	5.16	5.22	5.08

Net interest income excluding accretion on acquired loans[2]	$58,439	$57,168	$56,053	$56,923	$228,582
Accretion on acquired loans	3,407	3,859	4,166	3,938	15,371
Net Interest Income[2]	$61,846	$61,027	$60,219	$60,861	$243,953

Net interest margin excluding accretion on acquired loans[2]	3.63%	3.64%	3.67%	3.76%	3.67%
Impact of accretion on acquired loans	0.21	0.25	0.27	0.26	0.25
Net Interest Margin[2]	3.84	3.89	3.94	4.02	3.92

Loan interest income excluding tax equivalent adjustment	$62,867	$63,091	$62,287	$62,287	$250,532
Tax equivalent adjustment to loans	55	47	48	48	198
Loan Interest Income[2]	$62,922	$63,138	$62,335	$62,335	$250,730

Security interest income excluding tax equivalent adjustment	$8,630	$8,933	$9,076	$9,270	$35,909
Tax equivalent adjustment to securities	32	33	36	39	140
Securities Interest Income[2]	$8,662	$8,966	$9,112	$9,309	$36,049

Net interest income excluding tax equivalent adjustments	$61,759	$60,947	$60,135	$60,774	$243,615
Tax equivalent adjustment to loans	55	47	48	48	198
Tax equivalent adjustment to securities	32	33	36	39	140
Net Interest Income[2]	$61,846	$61,027	$60,219	$60,861	$243,953
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2018	2018	2018	2018	Year
Net income, as reported:
Net income	$15,962	$16,322	$16,964	$18,027	$67,275

Diluted earnings per share	$0.31	$0.34	$0.35	$0.38	$1.38

Adjusted net income:
Net income	15,962	16,322	16,964	18,027	67,275
Securities losses, net	425	48	48	102	623
BOLI benefits on death (included in other income)	(280)	—	—	—	(280)
Total adjustments to revenue	145	48	48	102	343

Merger related charges	(8,034)	(482)	(695)	(470)	(9,681)
Amortization of intangibles	(1,303)	(1,004)	(1,004)	(989)	(4,300)
Branch reductions and other expense initiatives[1]	(587)	—	—	—	(587)
Total adjustments to noninterest expense	(9,924)	(1,486)	(1,699)	(1,459)	(14,568)

Tax effect of adjustments	2,138	230	443	290	3,101
Effect of change in corporate tax rate on deferred tax assets	—	—	—	(248)	(248)
Adjusted net income	$23,893	$17,626	$18,268	$19,298	$79,085

Adjusted diluted earnings per share	$0.47	$0.37	$0.38	$0.40	$1.62

Average Assets	$6,589,870	$5,903,327	$5,878,035	$5,851,688	$6,057,335
Less average goodwill and intangible assets	(213,713)	(165,534)	(166,393)	(167,136)	(178,287)
Average Tangible Assets	$6,376,157	$5,737,793	$5,711,642	$5,684,552	$5,879,048

Return on Average Assets (ROA)	0.96%	1.10%	1.16%	1.25%	1.11%
Impact of removing average intangible assets and related amortization	0.09	0.08	0.08	0.09	0.09
Return on Average Tangible Assets (ROTA)	1.05	1.18	1.24	1.34	1.20
Impact of other adjustments for Adjusted Net Income	0.44	0.04	0.04	0.04	0.15
Adjusted Return on Average Tangible Assets	1.49	1.22	1.28	1.38	1.35

Average Shareholders' Equity	827,759	728,290	709,674	695,240	740,571
Less average goodwill and intangible assets	(213,713)	(165,534)	(166,393)	(167,136)	(178,287)
Average Tangible Equity	614,046	562,756	543,281	528,104	562,284

Return on Average Shareholders' Equity	7.65%	8.89%	9.59%	10.52%	9.08%
Impact of removing average intangible assets and related amortization	3.29	3.15	3.49	3.89	3.46
Return on Average Tangible Common Equity (ROTCE)	10.94	12.04	13.08	14.41	12.54
Impact of other adjustments for Adjusted Net Income	4.50	0.39	0.41	0.41	1.52
Adjusted Return on Average Tangible Common Equity	15.44	12.43	13.49	14.82	14.06

Loan interest income excluding accretion on acquired loans[2]	$55,470	$46,349	$44,341	$42,705	$188,865
Accretion on acquired loans	4,089	2,453	2,208	2,579	11,329
Loan Interest Income[2]	$59,559	$48,802	$46,549	$45,284	$200,194

Yield on loans excluding accretion on acquired loans[2]	4.77%	4.59%	4.50%	4.47%	4.59%
Impact of accretion on acquired loans	0.35	0.24	0.23	0.27	0.28
Yield on Loans[2]	5.12	4.83	4.73	4.74	4.87

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2018	2018	2018	2018	Year
Net interest income excluding accretion on acquired loans[2]	$56,011	$49,256	$48,086	$47,274	$200,627
Accretion on acquired loans	4,089	2,453	2,208	2,579	11,329
Net Interest Income[2]	$60,100	$51,709	$50,294	$49,853	$211,956

Net interest margin excluding accretion on acquired loans[2]	3.73%	3.64%	3.60%	3.60%	3.65%
Impact of accretion on acquired loans	0.27	0.18	0.17	0.20	0.20
Net Interest Margin[2]	4.00	3.82	3.77	3.80	3.85

Loan interest income excluding tax equivalent adjustment	$59,495	$48,713	$46,519	$45,257	$199,984
Tax equivalent adjustment to loans	64	89	30	27	210
Loan Interest Income[2]	$59,559	$48,802	$46,549	$45,284	$200,194

Security interest income excluding tax equivalent adjustment	$9,728	$9,807	$9,604	$9,604	$38,743
Tax equivalent adjustment to securities	52	58	58	64	232
Securities Interest Income[2]	$9,780	$9,865	$9,662	$9,668	$38,975

Net interest income excluding tax equivalent adjustments	$59,984	$51,562	$50,206	$49,762	$211,514
Tax equivalent adjustment to loans	64	89	30	27	210
Tax equivalent adjustment to securities	52	58	58	64	232
Net Interest Income[2]	$60,100	$51,709	$50,294	$49,853	$211,956
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect our branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $0.4 billion or 5% year-over-year to $7.1 billion at December 31, 2019, and $0.9 billion or 16% year-over-year to $6.7 billion in 2018. Growth benefited from new relationships derived through the Company's unique combination of customer analytics, marketing automation and experienced bankers in growing markets.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in Tables 13-16 and “Note D – Securities” of the Company’s consolidated financial statements.
At December 31, 2019, the Company had $946.9 million in securities available-for-sale, and $261.4 million in securities held-to-maturity. The Company's total debt securities portfolio decreased $15.6 million or 1% from December 31, 2018. In January 2019, the Company adopted ASU 2017-12 and elected to transfer securities with an aggregate amortized cost basis of $53.5 million and fair value of $52.8 million from held-to maturity designation to available-for sale.
During the year ended December 31, 2019, there were $309.5 million of debt security purchases and $144.2 million in paydowns and maturities over the same period. For the year ended December 31, 2019, proceeds from the sale of securities totaled $202.7 million, with net gains of $1.0 million. A downward shift in the yield curve contributed to an increase of $17.5 million in market value of the available-for-sale securities since December 31, 2018.
During the year ended December 31, 2018, there were $104.7 million of debt security purchases and $199.6 million in paydowns and maturities over the same period. For the year ended December 31, 2018, proceeds from the sale of securities totaled $64.4 million, with net losses of $0.5 million.
Debt securities generally return principal and interest monthly. The modified duration of the investment portfolio at December 31, 2019 was 3.5 years compared to 4.8 years at December 31, 2018.
At December 31, 2019, available-for-sale securities had gross unrealized losses of $2.7 million and gross unrealized gains of $8.8 million, compared to gross unrealized losses of $18.3 million and gross unrealized gains of $1.3 million at December 31, 2018. All of the securities with unrealized losses are reviewed for other than temporary impairment at least quarterly. As a result of these reviews it was determined that the securities were not other than temporarily impaired (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).
The credit quality of the Company’s securities holdings are primarily investment grade. As of December 31, 2019, the Company’s investment securities, except for $31.8 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. government agencies and obligations of U.S. government sponsored entities totaled $880.7 million, or 73%, of the total portfolio. The portfolio also includes $57.6 million in private label securities, most secured by residential real estate collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. The Company also has invested $238.2 million in uncapped 3-month LIBOR floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of December 31, 2019, the Company held 83% in AAA/AA tranches and 17% in A-rated tranches with average credit support of 31% and 19%, respectively. The Company performs routine stress testing on these securities to assess both structure and collateral.
On January 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-1, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." Upon adoption, the Company reclassified $0.1 million of accumulated unrealized loss pertaining to an equity investment previously classified as available-for-sale from accumulated other comprehensive income to retained earnings.
Loans
Loans, net of unearned income and excluding the allowance for loan losses, were $5.2 billion at December 31, 2019, $0.4 billion, or 8%, more than at December 31, 2018. Success in commercial lending through continued investment in business bankers has increased loan growth. For the year ended December 31, 2019, $795.2 million in commercial and commercial real estate loans were originated as compared to $552.9 million for the year ended December 31, 2018, an increase $242.4 million, or 44%. Loan pipeline for commercial and commercial real estate loans totaled $256.0 million at December 31, 2019. Analytics and digital marketing have further fueled loan growth in the consumer and small business channels. Consumer and small business originations totaled $473.1 million for the year ended 2019, an increase of $29.7 million, or 7%, compared to the year ended 2018, and the pipeline for these loans at December 31, 2019 was $45.1 million.
The Company closed $523.6 million of residential loans during 2019 compared to $495.2 million closed during 2018. Sold volumes were higher in 2019, representing 45% of production versus 38% of production during the year ended December 31, 2018. The saleable residential mortgage pipeline at December 31, 2019 totaled $19.0 million while the retained pipeline was $19.1 million.
Growth in loans reflects the Company's success in attracting top-tier business bankers, as well as investments in commercial and mortgage banking origination platforms. In 2020, the Company will continue to opportunistically add talent in key growing markets.
The Company opportunistically purchases loans in the wholesale market to supplement its organic loan production. During the second quarter of 2019, the Company purchased $29.7 million in fixed-rate residential loans and $20.3 million in fixed-rate commercial real estate loans. The residential loans averaged $0.7 million in size with an average yield of 4.14% while the commercial real estate loans averaged $1.6 million in size with an average yield of 4.09%. During the third quarter of 2019, the Company purchased $52.1 million in fixed-rate commercial real estate loans, which averaged $1.6 million in size with an average yield of 3.75%. During the fourth quarter of 2019, the Company purchased $99.0 million in residential loans, which averaged $0.2 million in size with an average yield of 3.82%.
In 2018, the successful acquisition of First Green further supplemented loan growth, contributing $631.5 million to total loans.
Continued growth is accompanied by defined risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains below regulatory limits (see “Loan Concentrations”).
Table 7 shows total loans (net of unearned income) for commercial and residential real estate, commercial and financial and consumer loans outstanding for the last five years.
The following table details loan portfolio composition at December 31, 2019 and 2018 for portfolio loans, purchased credit impaired loans (“PCI”), and purchased unimpaired loans (“PUL”) as defined in Note E-Loans.

	December 31, 2019
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$281,335	$160	$43,618	$325,113
Commercial real estate[1]	1,834,811	10,217	533,943	2,378,971
Residential real estate	1,304,305	1,710	201,848	1,507,863
Commercial and financial	697,301	579	80,372	778,252
Consumer	200,166	—	8,039	208,205
Net Loan Balances[2]	$4,317,918	$12,666	$867,820	$5,198,404

	December 31, 2018
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Construction and land development	$301,473	$151	$141,944	$443,568
Commercial real estate[1]	1,437,989	10,828	683,249	2,132,066
Residential real estate	1,055,525	2,718	266,134	1,324,377
Commercial and financial	603,057	737	118,528	722,322
Consumer	190,207	—	12,674	202,881
Net Loan Balances[2]	$3,588,251	$14,434	$1,222,529	$4,825,214
[1]Commercial real estate includes owner-occupied balances of $1.0 billion and $970.2 million at December 31, 2019 and 2018, respectively.
[2]Net loan balances at December 31, 2019 and 2018 include deferred costs of $19.9 million and $16.9 million, respectively.
Commercial real estate loans, inclusive of owner-occupied commercial real estate, were higher by $246.9 million or 12% totaling $2.4 billion at December 31, 2019, compared to December 31, 2018. Owner-occupied loans represent $1.0 billion or 44% of the commercial real estate portfolio. Office building loans of $673.1 million, or 28%, of commercial real estate mortgages, comprise our largest concentration with a substantial portion owner-occupied.

The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at December 31, 2019 aggregated to $268.9 million, of which $179.0 million was funded, compared to $218.6 million a year ago, of which $162.5 million was funded. The Company’s 120 commercial and commercial real estate relationships in excess of $5 million totaled $1.2 billion, of which $1.0 billion was funded, compared to 128 relationships of $1.3 billion at December 31, 2018, of which $1.0 billion was funded.
Fixed-rate and adjustable-rate loans secured by commercial real estate, excluding construction loans, totaled approximately $2.0 billion and $418.8 million, respectively, at December 31, 2019, compared to $1.6 billion and $533.4 million, respectively, at December 31, 2018.
Commercial and financial loans outstanding increased $55.9 million, or 8%, year-over year to $778.3 million as of December 31, 2019. The Company's primary customers for commercial and financial loans are small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing companies. Such businesses are smaller and subject to the risks of lending to small- to medium-sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.
Residential mortgage loans increased $183.5 million or 14% year-over-year to $1.5 billion as of December 31, 2019. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At December 31, 2019, approximately $556.5 million, or 37%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled $590.0 million, or 39%, of the residential mortgage portfolio at December 31, 2019, of which 15- and 30-year mortgages totaled $43.5 million and $372.0 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $243.8 million, most with maturities of 10 years or less. Home equity lines of credit, primarily floating rates, totaled $292.1 million at December 31, 2019. In comparison, loans secured by residential properties having fixed-rates totaled $370.2 million at December 31, 2018, with 15- and 30-year fixed-rate residential mortgages totaling $32.1 million and $276.5 million, respectively, and home equity mortgages and lines of credit totaled $135.8 million and $261.9 million, respectively.
The Company also provides consumer loans, which includes installment loans, auto loans, marine loans and other consumer loans, which increased $5.3 million, or 3%, year-over-year to total $208.2 million at December 31, 2019 compared to $202.9 million at December 31, 2018. Of the $5.3 million increase, automobile loans and marine loans increased $2.5 million and $7.4 million, respectively, while other consumer loans decreased $4.6 million. In comparison, consumer loans increased $13.0 million, or 7%, year-over-year for 2018 compared to year-end 2017, with increases of $1.5 million, $4.8 million and $6.8 million automobile loans, other consumer loans and marine loans, respectively.
At December 31, 2019, the Company had unfunded commitments to make loans of $1.0 billion, compared to $982.7 million at December 31, 2018 (see “Note P - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).
Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Outstanding balances for commercial and commercial real estate ("CRE") loan relationships greater than $10 million totaled $680.2 million, representing 13% of the total portfolio at December 31, 2019 compared to $502.1 million, or 10%, at December 31, 2018.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of total risk based capital, were stable at 40% and 204%, respectively, at December 31, 2019, compared to 63% and 227% as of December 31, 2018. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 38% and 191%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multifamily property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e. loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans on owner occupied CRE are generally excluded.
Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality
Table 12 provides certain information concerning nonperforming assets for the years indicated.

Nonperforming assets (“NPAs”) at December 31, 2019 totaled $39.3 million, flat compared to 2018, and were comprised of $21.0 million of nonaccrual portfolio loans, $6.0 million of nonaccrual purchased loans, $5.2 million of non-acquired other real estate owned (“OREO”), $0.4 million of acquired OREO and $6.8 million of branches taken out of service. Compared to December 31, 2018, nonaccrual purchased loans decreased $4.7 million and acquired OREO declined $2.6 million, primarily the result of sales of OREO properties. The increase in non-acquired OREO of $4.8 million from December 31, 2018 included additions of $5.7 million offset by sales of $0.9 million. The decrease in OREO for bank branches of $2.6 million consists primarily of property sales. Approximately 78% of nonaccrual loans were secured with real estate at December 31, 2019. Nonaccrual loans have been written down by approximately $5.6 million, or 17%, of the original loan balance (including specific impairment reserves). See the tables below for details about nonaccrual loans.
Nonperforming loans to total loans outstanding at December 31, 2019 decreased to 0.52% from 0.55% at December 31, 2018. Nonperforming assets to total assets at December 31, 2019 also decreased to 0.55% from 0.58% at December 31, 2018.
The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.
The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $11.1 million at December 31, 2019 compared to $13.3 million at December 31, 2018. Accruing TDRs are excluded from our nonperforming asset ratios. The tables below set forth details related to nonaccrual and accruing restructured loans.

	December 31, 2019
	Nonaccrual Loans			Accruing Restructured
(In thousands)	Non-Current	Current	Total	Loans
Construction & land development
Residential	$—	$—	$—	$—
Commercial	4,902	—	4,902	—
Individuals	—	35	35	131
	4,902	35	4,937	131

Residential real estate mortgages	2,552	6,927	9,479	6,027
Commercial real estate mortgages	3,802	2,718	6,520	4,666
Real estate loans	11,256	9,680	20,936	10,824

Commercial and financial	4,674	1,235	5,909	26
Consumer	38	72	110	250
Total loans	$15,968	$10,987	$26,955	$11,100

	December 31, 2018
	Nonaccrual Loans			Accruing Restructured
(In thousands)	Non-Current	Current	Total	Loans
Construction & land development
Residential	$—	$—	$—	$—
Commercial	—	—	—	14
Individuals	16	28	44	170
	16	28	44	184

Residential real estate mortgages	5,567	8,141	13,708	7,176
Commercial real estate mortgages	7,720	1,500	9,220	5,662
Real estate loans	13,303	9,669	22,972	13,022

Commercial and financial	2,488	833	3,321	—
Consumer	108	75	183	324
Total loans	$15,899	$10,577	$26,476	$13,346
At December 31, 2019 and 2018, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	52	$12,048	56	$10,739
Maturity extended with change in terms	41	3,755	48	5,083
Chapter 7 bankruptcies	18	1,920	22	1,275
Not elsewhere classified	9	646	11	966
Total loans	120	$18,369	137	$18,063
During the year ended December 31, 2019, nine loans totaling $4.7 million were modified to a TDR, compared to four loans totaling $0.2 million for the year ended December 31, 2018. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. There were four defaults totaling $3.2 million within the twelve months preceding December 31, 2019 and no defaults within the twelve months preceding December 31, 2018. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.
At December 31, 2019, loans, excluding PCI loans, totaling $36.1 million were considered impaired and $2.9 million of the allowance for loan losses was allocated for probable losses on these loans, compared to $36.7 million and $2.7 million, respectively, at December 31, 2018.
The Company reviews all loans for impairment on a periodic basis. A loan is considered to be impaired when, based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of a loan agreement. Once impaired, the current fair market value of the collateral is assessed and a specific reserve and/or charge-off is taken, if necessary.
In accordance with regulatory reporting requirements, loans are placed on nonaccrual following the Retail Classification of Loan interagency guidance. The accrual of interest is generally discontinued on loans, except consumer loans, that become 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Consumer loans that become 120 days past due are generally charged off. The loan carrying value is analyzed and any changes are appropriately made as described above quarterly.

Cash and Cash Equivalents, Liquidity Risk Management and Contractual Commitments
Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liability, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost effectively and to meet current and future potential obligations such as loan commitments and unexpected deposit outflows.
Funding sources include primarily customer-based deposits, collateral-backed borrowings, brokered deposits, cash flows from operations, cash flows from our loan and investment portfolios and asset sales, primarily secondary marketing for residential real estate mortgages and marine loans. Cash flows from operations are a significant component of liquidity risk management and the Company considers both deposit maturities and the scheduled cash flows from loan and investment maturities and payments when managing risk.
The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. Brokered certificates of deposit ("CDs") at December 31, 2019 totaled $472.9 million, compared to $220.6 million at year-end 2018. All of the brokered CDs at December 31, 2019 have maturities of 12 months or less and will mature in 2020.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. The Company routinely uses debt securities and loans as collateral for secured borrowings. In the event of severe market disruptions, the Company has access to secured borrowings through the FHLB and the Federal Reserve Bank of Atlanta under its borrower-in-custody program.
Cash and cash equivalents, including interest bearing deposits, totaled $124.5 million on a consolidated basis at December 31, 2019, compared to $116.0 million at December 31, 2018. Higher cash and cash equivalent balances at December 31, 2019 reflect favorable deposit growth, as well as proceeds from the sales of available-for-sale debt securities.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available-for-sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and government agency debt securities not pledged to secure public deposits or trust funds. At December 31, 2019, the Company had available unsecured lines of $130.0 million and lines of credit under current lendable collateral value, which are subject to change, of $1.1 billion. In addition, the Company had $924.2 million of debt securities and $830.0 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2018, the Company had available unsecured lines of $130.0 million and lines of credit of $781.7 million, and $665.7 million of debt securities and $869.8 million in residential and commercial real estate loans available as collateral.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the first, second, third and fourth quarters of 2019, Seacoast Bank distributed $3.3 million, $4.7 million, $4.8 million and $5.2 million, respectively, to the Company and, at December 31, 2019, is eligible to distribute dividends to the Company of approximately $187.3 million without prior approval. No distributions from Seacoast Bank to the Company occurred in 2018. At December 31, 2019, the Company had cash and cash equivalents at the parent of approximately $53.0 million compared to $40.3 million at December 31, 2018.
The following table presents contractual obligations. All deposits presented in the table with indeterminate maturities such as interest bearing and noninterest bearing demand deposits, savings accounts and money market accounts are presented as having a maturity of one year or less. The Company considers these low cost deposits to be our largest, most stable funding source, despite no contracted maturity.

	December 31, 2019
		One Year	Over One Year Through	Over Three Years Through	Over Five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposit maturities	$5,584,753	$5,508,476	$65,328	$9,713	$1,236
Short-term borrowings	86,121	86,121	—	—	—
FHLB borrowings	315,000	315,000	—	—	—
Subordinated debt	71,085	—	—	—	71,085
Operating leases[1]	36,984	5,626	9,401	7,459	14,498
Total	$6,093,943	$5,915,223	$74,729	$17,172	$86,819
1Of the $37.0 million, approximately $4.9 million is related to offices taken out of service (closed).
Deposits and Borrowings
The Company’s balance sheet continues to be primarily funded by core deposits.
Total deposits increased $407.5 million, or 8%, to $5.6 billion at December 31, 2019 compared to December 31, 2018.
Since December 31, 2018, interest bearing deposits, which includes interest bearing demand, savings and money markets deposits, increased $127.5 million, or 5%, to $2.8 billion at December 31, 2019, noninterest bearing demand deposits increased $20.9 million, or 1%, to $1.6 billion, and CDs increased $259.2 million or 28% to $1.2 billion. Noninterest demand deposits represented 28% of deposits at December 31, 2019 and 30% at December 31, 2018. Core deposit growth reflects our success in growing relationships both organically and through acquisitions.
Customer repurchase agreements totaled $86.1 million at December 31, 2019, decreasing $128.2 million, or 60%, from December 31, 2018. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. The decrease reflects a shift in customer balances to interest bearing deposits in 2019. Public funds comprise a significant amount of the outstanding balance.
No unsecured federal funds purchased were outstanding at December 31, 2019 or 2018.
At December 31, 2019 and 2018, borrowings were comprised of subordinated debt of $71.1 million and $70.8 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company and borrowings from the FHLB of $315.0 million and $380.0 million, respectively. Secured FHLB borrowings are an integral tool in liquidity management for the Company.
The Company issued subordinated debt in conjunction with its wholly owned trust subsidiaries in connection with bank acquisitions in previous years. The acquired junior subordinated debentures (in accordance with ASC Topic 805 Business Combinations) were recorded at fair value, which collectively is $4.2 million lower than face value at December 31, 2019. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.
Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 4.75% for the twelve month period ended December 31, 2019, compared to 4.48% in 2018.
Go to “Note I – Borrowings” to the Company's consolidated financial statements for more detailed information pertaining to borrowings.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments are generally lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $1.0 billion at December 31, 2019, and $982.7 million at December 31, 2018 (see “Note P-Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).
Capital Resources and Management
Table 6 summarizes the Company’s capital position and selected ratios.
The Company's equity capital at December 31, 2019 increased $121.4 million, or 14%, from December 31, 2018, to $985.6 million.
The ratio of shareholders’ equity to period end total assets was 13.87% and 12.81% at December 31, 2019 and 2018, respectively. The ratio of tangible shareholders’ equity to tangible assets was 11.05% and 9.72% at December 31, 2019 and 2018, respectively. Equity has increased as a result of earnings retained by the Company, and as a result of increases in accumulated other comprehensive income ("AOCI") during the year ended December 31, 2019, primarily reflecting the impact of lower interest rates on available-for-sale securities.
Activity in shareholders’ equity for the year ended December 31, 2019 and 2018 follows:

	For the Year Ended December 31,
(In thousands)	2019	2018
Beginning balance at January 1, 2019 and 2018	$864,267	$689,664
Net income	98,739	67,275
Issuance of stock pursuant to acquisition of First Green Bancorp, Inc.	—	107,486
Stock compensation (net of Treasury shares acquired)	5,004	8,801
Change in accumulated other comprehensive income (AOCI)	17,525	(8,959)
Other	104	—
Ending balance at December 31, 2019 and 2018	$985,639	$864,267
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

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized[1]
Total Risk-Based Capital Ratio	15.71%	14.68%	10.00%
Tier 1 Capital Ratio	15.06%	14.04%	8.00%
Common Equity Tier 1 Ratio (CET1)	13.77%	14.04%	6.50%
Leverage Ratio	12.20%	11.38%	5.00%
[1]For subsidiary bank only
The Company’s total risk-based capital ratio was 15.71% at December 31, 2019, an increase from December 31, 2018’s ratio of 14.43%. Higher earnings have been a primary contributor. As of December 31, 2019, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 11.38%, compared to 10.49% at December 31, 2018.

The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay up to $187.3 million of dividends to the Company (see “Part I. Item 1. Business”).
The OCC and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by national banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, either of these federal regulators determined that the payment of dividends would constitute an unsafe or unsound banking practice, either the OCC or the Federal Reserve may, among other things, issue a cease and desist order prohibiting the payment of dividends by Seacoast Bank or the Company, respectively. Under a recently adopted Federal Reserve policy, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company, such as Seacoast, should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
The Company has seven wholly owned trust subsidiaries that issued trust preferred securities, all of which are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it will be able to treat all $71.1 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.
The Company’s capital is expected to continue to increase with positive earnings.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions. The Company has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that involve the most difficult, subjective and complex assessments are:
•the allowance and the provision for loan losses;
•acquisition accounting and purchased loans;
•intangible assets and impairment testing;
•other fair value adjustments;
•other than temporary impairment of debt securities, and;
•contingent liabilities.
The following is a discussion of the critical accounting policies intended to facilitate a reader’s understanding of the judgments, estimates and assumptions underlying these accounting policies and the possible or likely events or uncertainties known to the Company that could have a material effect on reported financial information. For more information regarding management’s judgments relating to significant accounting policies and recent accounting pronouncements, see “Note A-Significant Accounting Policies” to the Company’s consolidated financial statements.

Allowance and Provision for Loan Losses – Critical Accounting Policies and Estimates
Management determines the allowance for loan losses by continuously analyzing and monitoring delinquencies, nonperforming loan levels and the outstanding balances for each loan category, as well as the amount of net charge-offs, for estimating losses incurred in its portfolio. While the Company’s policies and procedures used to estimate the allowance for loan losses are considered adequate by management, factors beyond the control of the Company, such as general economic conditions, both locally and nationally, make management’s judgment as to the adequacy of the provision and allowance for loan losses approximate and imprecise (see “Nonperforming Assets”).
The provision for loan losses is the result of a detailed analysis estimating for probable incurred loan losses. The analysis includes the evaluation of impaired and purchased credit impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) Topic 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC Topic 450, Contingencies. The provision for loan losses for 2019 was $11.0 million compared to $11.7 million in 2018. The Company incurred net charge-offs in 2019 of $8.1 million compared to net charge-offs of $6.2 million in 2018. For the years ended December 31, 2019 and 2018, net charge-offs represented 0.16% and 0.15%, respectively, of average total loans. In 2018, provision for loan losses included $3.1 million for a single impaired commercial real estate loan, originated in 2007, and moved to nonaccrual status in the second quarter of 2018 and subsequently charged off in the fourth quarter of 2018. Excluding the impact of this loan, the provision in 2019 was higher than 2018, reflecting the effect of portfolio growth. Delinquency trends remain low at year-end 2019, with nonperforming loans increasing $0.1 million from year-end 2018, but totaling 0.52% of loans at December 31, 2019, compared to 0.55% at year-end 2018. Delinquency trends show continued stability (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).
Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses sufficient to absorb probable losses incurred in the loan portfolio. The allowance for loan and lease losses increased $2.7 million, or 8%, to $35.2 million at December 31, 2019, compared to $32.4 million at December 31, 2018. The allowance for loan and lease losses ("ALLL") framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loan's expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total ALLL.
The first component of the ALLL analysis involves the estimation of an allowance specific to individually evaluated impaired portfolio loans, including accruing and non-accruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation or operation of the collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed uncollectible. Restructured consumer loans are also evaluated and included in this element of the estimate. As of December 31, 2019, the specific allowance related to impaired portfolio loans individually evaluated totaled $2.9 million, compared to $2.7 million at December 31, 2018. Residential loans that become 90 days past due are placed on nonaccrual and a specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.
The second component of the ALLL analysis, the general allowance for homogeneous portfolio loan pools not individually evaluated, is determined by applying factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance is determined by applying a migration model to portfolio segments that allows us to observe performance over time, and to separately analyze sub-segments based in vintage, risk rating, and origination tactics. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss experience. These influences may include elements such as changes in concentration, macroeconomic conditions, and/or recent observable asset quality trends. The Company's analysis of the adequacy of the ALLL also takes into account qualitative factors such as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market conditions, employment levels and loan growth.
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
The final component consists of amounts reserved for purchased unimpaired loans ("PUL"). Loans collectively evaluated for impairment reported at December 31, 2019 include loans acquired from acquisitions that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. Fair value discount amounts are accreted into income over the remaining lives of the related loans on a level yield basis.
The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 0.80% at December 31, 2019, compared to 0.89% at December 31, 2018. The risk profile of the loan portfolio reflects adherence to credit management methodologies to execute a low risk strategic plan for loan growth. New loan production is focused on residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, as well as consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending.
Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At December 31, 2019, the Company had $1.5 billion in loans secured by residential real estate and $2.4 billion in loans secured by commercial real estate representing 29% and 46% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it only operates in Florida.
It is the Company's practice to ensure that the charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past due, compared to the regulatory loss criteria of 120 days. In compliance with Federal Financial Institution Examination Council guidelines, secured consumer loans, including residential real estate, are typically charged-off or charged down between 120 and 180 days past due, depending on the collateral type. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more, unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in process of collection. Secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial charge-off amounts are based on valuation estimates derived from appraisals, broker price opinions, or other market information. Generally, new appraisals are not received until the foreclosure process is completed; however, collateral values are evaluated periodically based on market information and incremental charge-offs are recorded if it is determined that collateral values have declined from their initial estimates.
While it is the Company’s policy to charge off loans in the period for which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, borrower payment behaviors and local market conditions as well as conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the ALLL and the size of the ALLL in comparison to a group of peer companies identified by the regulatory agencies.
Table 10 provides certain information concerning the Company’s ALLL for the years indicated.
Note F to the financial statements (titled "Allowance for Loan Losses") summarizes the Company’s allocation of the ALLL to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at December 31, 2019 and 2018.
Acquisition Accounting and Purchased Loans – Critical Accounting Policies and Estimates
The Company accounts for acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. Under current GAAP, no allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. All loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, Fair Value Measurement. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

Over the life of acquired loans designated as PCI, the Company continues to estimate cash flows expected to be collected. The Company evaluates at each balance sheet date whether the present value of the acquired loans using the effective interest rates has decreased and if so, recognizes a provision for loan loss in the consolidated statement of income. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.
Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates
Intangible assets consist of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. Core deposit intangibles are amortized on a straight-line basis, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill as required by ASC Topic 350, Intangibles—Goodwill and Other, in the fourth quarter of 2019. Seacoast conducted the test internally, documenting the impairment test results, and concluded that no impairment occurred. Goodwill was not recorded for the Grand acquisition (on July 17, 2015) that resulted in a bargain purchase gain; however a core deposit intangible was recorded.
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
The fair value of the available-for-sale portfolio at December 31, 2019 was greater than historical amortized cost, producing net unrealized gains of $6.1 million that have been included in other comprehensive income as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2019 and 2018. The fair value of each security available-for-sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available-for-sale portfolio.
During 2014, management identified $158.8 million of investment securities available-for-sale and transferred them to held-to-maturity. The unrealized holding losses at the date of transfer totaled $3.1 million. For the securities that were transferred into the held-to-maturity category from the available-for-sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. At December 31, 2019, the remaining unamortized amount of these losses was $0.3 million. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. Management believes the securities transferred are a core banking asset that they now intend to hold until maturity, and if interest rates were to increase before maturity, the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available-for-sale investment.
The Company also holds 11,330 shares of Visa Class B stock which, following resolution of Visa’s litigation, will be converted to Visa Class A shares. Under the current conversion rate that became effective September 27, 2019, the Company expects to receive 1.6228 shares of Class A stock for each share of Class B stock, for a total of 18,386 shares of Visa Class A stock. The Company's ownership is related to prior ownership in Visa’s network while Visa operated as a cooperative. This ownership is recorded on the Company's financial records at a zero basis. Also, included in other assets is a $6.4 million investment in a CRA related mutual fund carried at fair value.

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
Contingent Liabilities – Critical Accounting Policies and Estimates
Seacoast is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of the Company's business activities. These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or its advisers may learn of additional information that can affect the assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At December 31, 2019 and 2018, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity
Fluctuations in interest rates may result in changes in the fair value of the Company’s financial instruments, cash flows and net interest income. This risk is managed using simulation modeling to calculate the most likely interest rate risk utilizing estimated loan and deposit growth. The objective is to optimize the Company’s financial position, liquidity, and net interest income while limiting volatility.
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company's Asset and Liability Management Committee ("ALCO") uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to instantaneous changes in market rates of 100 basis point and 200 basis point increases and a 100 basis point decrease on net interest income and is monitored on a quarterly basis. These simulations do not include the impact of accretion from purchased credit impaired loans or unimpaired loans.
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on January 1, 2020, holding all other changes in the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net Interest Income
	2019		2018
Changes in Interest Rates	1-12 months	13-24 months	1-12 months	13-24 months
+2.00%	3.6%	6.7%	8.4%	13.3%
+1.00%	1.6%	2.8%	4.4%	7.0%
Current	0.0%	0.0%	0.0%	0.0%
-1.00%	(1.5)%	(5.4)%	(5.3)%	(9.2)%
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 16.4% as of December 31, 2019. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.
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
Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (“EVE”) to adverse movements in interest rates, is the Company’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities). The Company is also exposed to market risk in its investing activities. The ALCO meets regularly and is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The policies established by the ALCO are reviewed and approved by the Company’s board of directors. The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the board of directors. These limits reflect the Company’s tolerance for interest rate risk over short-term and long-term horizons.
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

	% Change in Economic Value of Equity
Changes in Interest Rates	2019	2018
+2.00%	13.2%	15.7%
+1.00%	7.1%	9.4%
Current	0.0%	0.0%
-1.00%	(16.4)%	(13.7)%

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
Table 1 - Condensed Income Statement1

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Net interest income	3.57%	3.50%	3.40%
Provision for loan losses	0.16	0.19	0.11
Noninterest income
Securities gains (losses), net	0.02	(0.01)	—
Gain on sale of Visa stock	—	—	0.29
Other	0.81	0.83	0.83
Noninterest expense	2.35	2.68	2.88
Income before income taxes	1.89	1.45	1.53
Provision for income taxes including tax equivalent adjustment	0.44	0.34	0.71
Net income	1.45%	1.11%	0.82%
1On a fully taxable equivalent basis. Balances presented as a percentage of average assets.

Table 2 – Three Year Summary
Average Balances, Interest Income and Expenses, Yields and Rates1

	For the Year Ended December 31,
	2019			2018			2017
(In thousands, except percentages)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Earning Assets:
Securities
Taxable	$1,176,842	$35,354	3.00%	$1,299,089	$37,860	2.91%	$1,316,972	$34,442	2.62%
Nontaxable	23,122	695	3.01	31,331	1,115	3.56	28,369	1,401	4.94
Total Securities	1,199,964	36,049	3.00	1,330,420	38,975	2.93	1,345,341	35,843	2.66

Federal funds sold and other investments	88,045	3,379	3.84	61,048	2,670	4.37	71,352	2,416	3.39
Loans, net	4,933,518	250,730	5.08	4,112,009	200,194	4.87	3,323,403	154,043	4.64
Total Earning Assets	6,221,527	290,158	4.66	5,503,477	241,839	4.39	4,740,096	192,302	4.06

Allowance for loan losses	(33,465)			(29,972)			(25,485)
Cash and due from banks	94,643			114,936			106,710
Bank premises and equipment, net	69,142			67,332			59,842
Bank owned life insurance	124,803			124,452			97,939
Intangible assets	228,042			178,287			115,511
Other assets	126,588			98,823			112,004
Total Assets	$6,831,280			$6,057,335			$5,206,617

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand	$1,114,334	4,025	0.36%	$978,030	1,883	0.19%	$922,353	1,065	0.12%
Savings deposits	516,526	2,015	0.39	457,542	811	0.18	385,515	241	0.06
Money market	1,164,938	10,581	0.91	1,049,900	6,069	0.58	868,427	2,348	0.27
Time deposits	1,092,516	21,776	1.99	811,741	11,684	1.44	523,646	4,678	0.89
Short term borrowings	106,142	1,431	1.35	200,839	1,804	0.90	171,686	781	0.45
Federal funds purchased and Federal Home Loan Bank borrowings	131,921	3,010	2.28	224,982	4,468	1.99	377,396	3,744	0.99
Other borrowings	70,939	3,367	4.75	70,658	3,164	4.48	70,377	2,443	3.47
Total Interest-Bearing Liabilities	4,197,316	46,205	1.10	3,793,692	29,883	0.79	3,319,400	15,300	0.46

Noninterest demand	1,641,766			1,492,451			1,279,825
Other liabilities	63,405			30,621			36,993
Total Liabilities	5,902,487			5,316,764			4,636,218

Shareholders' equity	928,793			740,571			570,399
Total Liabilities & Shareholders' Equity	$6,831,280			$6,057,335			$5,206,617

Cost of deposits			0.69%			0.43%			0.21%
Interest expense as % of earning assets			0.74%			0.54%			0.32%
Net interest income/yield on earning assets		$243,953	3.92%		$211,956	3.85%		$177,002	3.73%
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs.
Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Table 3 - Rate/Volume Analysis1

	2019 vs 2018 Due to Change in:			2018 vs 2017 Due to Change in:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
	Amount of increase (decrease)
Earning Assets:
Securities
Taxable	$(3,618)	$1,112	$(2,506)	$(494)	$3,912	$3,418
Nontaxable	(269)	(151)	(420)	126	(412)	(286)
Total Securities	(3,887)	961	(2,926)	(368)	3,500	3,132

Federal funds sold and other investments	1,108	(399)	709	(400)	654	254
Loans, net	40,873	9,663	50,536	37,473	8,678	46,151
Total Earning Assets	38,094	10,225	48,319	36,705	12,832	49,537

Interest-Bearing Liabilities:
Interest-bearing demand	377	1,765	2,142	86	732	818
Savings deposits	167	1,037	1,204	86	484	570
Money market accounts	855	3,657	4,512	770	2,951	3,721
Time deposits	4,819	5,273	10,092	3,360	3,646	7,006
Total Deposits	6,218	11,732	17,950	4,302	7,813	12,115

Short term borrowings	(1,064)	691	(373)	197	825	1,022
Federal funds purchased and Federal Home Loan Bank borrowings	(1,986)	528	(1,458)	(2,269)	2,994	725
Other borrowings	13	190	203	11	710	721
Total Interest Bearing Liabilities	3,181	13,141	16,322	2,241	12,342	14,583
Net Interest Income	$34,913	$(2,916)	$31,997	$34,464	$490	$34,954
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs.
Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.
Changes attributable to rate/volume (mix) are allocated to rate and volume on an equal basis.

Table 4 – Noninterest Income

	For the Year Ended December 31,			% Change
(In thousands, except percentages)	2019	2018	2017	19/18	18/17
Service charges on deposit accounts	$11,529	$11,198	$10,049	3%	11%
Trust fees	4,443	4,183	3,705	6	13
Mortgage banking fees	6,490	4,682	6,449	39	(27)
Brokerage commissions and fees	1,909	1,732	1,352	10	28
Marine finance fees	1,054	1,398	910	(25)	54
Interchange income	13,399	12,335	10,583	9	17
BOLI income	3,674	4,291	3,426	(14)	25
SBA gains	2,472	2,474	579	—	327
Other	10,545	8,352	6,177	26	35
	55,515	50,645	43,230	10	17
Gain on sale of Visa stock	—	—	15,153	n/m	(100)
Securities gains (losses), net	1,217	(623)	86	(295)	(824)
Total Noninterest Income	$56,732	$50,022	$58,469	13%	(14)%
n/m = not meaningful

Table 5 - Noninterest Expense

	For the Year Ended December 31,			% Change
(In thousands, except percentages)	2019	2018	2017	19/18	18/17
Salaries and wages	$73,829	$71,111	$65,692	4%	8%
Employee benefits	13,697	12,945	11,732	6	10
Outsourced data processing costs	15,077	16,374	14,116	(8)	16
Telephone / data lines	2,958	2,481	2,291	19	8
Occupancy	14,284	13,394	13,290	7	1
Furniture and equipment	6,245	6,744	6,067	(7)	11
Marketing	4,161	5,085	4,784	(18)	6
Legal and professional fees	8,553	9,961	11,022	(14)	(10)
FDIC assessments	881	2,195	2,326	(60)	(6)
Amortization of intangibles	5,826	4,300	3,361	35	28
Foreclosed property expense and net loss (gain) on sale	51	461	(300)	(89)	(254)
Other	15,177	17,222	15,535	(12)	11
Total Noninterest Expense	$160,739	$162,273	$149,916	(1)%	8%

Table 6 - Capital Resources

	December 31,
(In thousands, except percentages)	2019	2018	2017
Tier 1 Capital
Common stock	$5,151	$5,136	$4,693
Additional paid in capital	786,138	778,501	661,632
Retained earnings	195,813	97,074	29,914
Treasury stock	(6,032)	(3,384)	(2,359)
Goodwill	(205,286)	(204,753)	(147,578)
Intangibles	(18,305)	(24,808)	(15,150)
Other	(2,924)	(6,426)	(7,320)
Common Equity Tier 1 Capital	754,555	641,340	523,832

Qualifying trust preferred securities	71,085	70,804	70,521
Other	—	—	(1,791)
Total Tier 1 Capital	825,640	712,144	592,562

Tier 2 Capital
Allowance for loan losses, as limited	35,294	32,543	27,184
Total Tier 2 Capital	35,294	32,543	27,184
Total Risk-Based Capital	$860,934	$744,687	$619,746
Risk weighted assets	$5,481,325	$5,159,431	$4,352,390

Common equity Tier 1 ratio (CET1)	13.77%	12.43%	12.04%
Regulatory minimum[1]	4.50	4.50	4.50
Tier 1 capital ratio	15.06	13.80	13.61
Regulatory minimum[1]	6.00	6.00	6.00
Total capital ratio	15.71	14.43	14.24
Regulatory minimum[1]	8.00	8.00	8.00
Tier 1 capital to adjusted total assets	12.20	11.16	10.68
Regulatory minimum	4.00	4.00	4.00

Shareholders' equity to assets	13.87	12.81	11.87
Average shareholders' equity to average total assets	13.60	12.23	10.96
Tangible shareholders' equity to tangible assets	11.05	9.72	9.27
[1]Excludes the Basel III capital conservation buffer of 2.5% for 2019, 1.875% for 2018, and 1.25% for 2017, which if not exceeded may constrain dividends, equity repurchases and compensation.

Table 7 - Loans Outstanding

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Construction and land development
Residential	$94,641	$123,326	$97,725	$29,693	$31,650
Commercial	86,658	128,175	91,043	57,856	31,977
	181,299	251,501	188,768	87,549	63,627
Individuals	143,814	192,067	154,357	72,567	45,160
	325,113	443,568	343,125	160,116	108,787

Commercial real estate
Owner-occupied	1,034,963	970,181	791,400	623,800	453,300
Non owner-occupied	1,344,008	1,161,885	848,592	733,792	556,078
	2,378,971	2,132,066	1,639,992	1,357,592	1,009,378

Residential real estate
Adjustable	556,453	618,123	487,231	418,276	429,826
Fixed rate	589,960	370,224	246,884	210,365	110,391
Home equity mortgages	69,394	74,127	71,367	44,484	69,339
Home equity lines	292,056	261,903	233,328	163,662	114,229
	1,507,863	1,324,377	1,038,810	836,787	723,785

Commercial and financial	778,252	722,322	606,014	370,589	228,517

Installment loans to individuals
Automobiles and trucks	22,939	20,482	19,006	19,234	14,965
Marine loans	91,025	83,606	78,855	78,993	46,534
Other	93,274	97,606	90,851	55,718	23,857
	207,238	201,694	188,712	153,945	85,356

Other loans	967	1,187	724	507	507

Total Loans	$5,198,404	$4,825,214	$3,817,377	$2,879,536	$2,156,330

Table 8 - Loan Maturity Distribution

	December 31, 2019
(In thousands)	Commercial and Financial	Construction and Land Development	Total
In one year or less	$366,771	$150,886	$517,657

After one year but within five years:
Interest rates are floating or adjustable	71,001	59,159	130,160
Interest rates are fixed	198,826	16,783	215,609

In five years or more:
Interest rates are floating or adjustable	20,051	48,910	68,961
Interest rates are fixed	121,603	49,375	170,978
Total	$778,252	$325,113	$1,103,365

Table 9 - Maturity of Certificates of Deposit of $100,000 or More

Maturity of Certificates of Deposit of $100,000 through $250,000

	December 31,	% of	December 31,	% of
(In thousands, except percentages)	2019	Total	2018	Total
Maturity Group:
Under 3 Months	$110,724	41%	$46,410	18%
3 to 6 Months	78,190	29	33,291	13
6 to 12 Months	53,702	20	83,280	32
Over 12 Months	25,832	10	95,798	37
Total Time Deposits	$268,448	100%	$258,779	100%

Maturity of Certificates of Deposit of more than $250,000

	December 31,	% of	December 31,	% of
(In thousands, except percentages)	2019	Total	2018	Total
Maturity Group:
Under 3 Months	$95,351	46%	$30,542	16%
3 to 6 Months	58,930	28	23,077	12
6 to 12 Months	34,925	17	68,600	36
Over 12 Months	18,113	9	69,722	36
Total Time Deposits	$207,319	100%	$191,941	100%

Table 10 - Summary of Allowance for Loan Loss Experience

	For the Year Ended December 31,
(In thousands, except percentages)	2019	2018	2017	2016	2015
Beginning balance	$32,423	$27,122	$23,400	$19,128	$17,071

Provision for loan losses	10,999	11,730	5,648	2,411	2,644

Charge offs:
Construction and land development	—	—	—	—	1,271
Commercial real estate	248	3,139	407	256	263
Residential real estate	152	80	569	205	779
Commercial and financial	7,550	3,396	1,869	439	726
Consumer	2,609	1,411	1,257	244	341
Total Charge Offs	10,559	8,026	4,102	1,144	3,380

Recoveries:
Construction and land development	31	27	896	226	404
Commercial real estate	744	292	747	306	700
Residential real estate	338	816	336	786	1,260
Commercial and financial	712	325	226	1,809	531
Consumer	595	329	290	109	117
Total Recoveries	2,420	1,789	2,495	3,236	3,012

Net loan charge offs (recoveries)	8,139	6,237	1,607	(2,092)	368

TDR valuation adjustments:
Construction and land development	1	—	2	8	(43)
Commercial real estate	61	62	64	132	69
Residential real estate	63	121	244	86	151
Commercial and financial	—	—	—	—	6
Consumer	4	9	9	5	36
Total TDR Valuation Adjustments	129	192	319	231	219
Total Allowance for Loan Losses	35,154	$32,423	$27,122	$23,400	$19,128

Loans outstanding at end of year[1]	$5,198,404	$4,825,214	$3,814,377	$2,879,536	$2,156,330
Ratio of allowance for loan losses to loans outstanding at end of year	0.68%	0.67%	0.71%	0.81%	0.89%
Daily average loans outstanding[1]	$4,933,518	$4,112,009	$3,323,403	$2,584,389	$1,984,545
Ratio of net charge offs (recoveries) to average loans outstanding	0.16%	0.15%	0.05%	(0.08)%	0.02%
[1]Net of unearned income.

Table 11 - Allowance for Loan Losses

	December 31,
(In thousands, except percentages)	2019	2018	2017	2016	2015
Allocation by Loan Type
Construction and land development	$1,842	$2,233	$1,642	$1,219	$1,151
Commercial real estate loans	13,224	11,112	9,285	9,273	6,756
Residential real estate loans	7,667	7,775	7,131	7,483	8,057
Commercial and financial loans	9,716	8,585	7,297	3,636	2,042
Consumer loans	2,705	2,718	1,767	1,789	1,122
Total Allowance for Loan Losses	$35,154	$32,423	$27,122	$23,400	$19,128

Year End Loan Types as a Percent of Total Loans
Construction and land development	6%	9%	9%	6%	5%
Commercial real estate loans	46	44	43	47	47
Residential real estate loans	29	28	27	29	33
Commercial and financial loans	15	15	16	13	11
Consumer loans	4	4	5	5	4
Total	100%	100%	100%	100%	100%

Table 12 - Nonperforming Assets

	December 31,
(In thousands, except percentages)	2019	2018	2017	2016	2015
Nonaccrual loans[1,2]
Construction and land development	$4,937	$44	$238	$470	$309
Commercial real estate loans	6,520	9,220	2,833	7,341	6,410
Residential real estate loans	9,479	13,708	13,856	9,844	10,290
Commercial and financial loans	5,909	3,321	2,499	246	130
Consumer loans	110	183	98	170	247
Total Nonaccrual Loans	26,955	26,476	19,524	18,071	17,386

Other real estate owned
Construction and land development	197	1,543	1,268	1,203	2,617
Commercial real estate loans	5,111	1,566	2,550	3,041	3,959
Residential real estate loans	241	297	60	—	463
Bank branches closed	6,842	9,396	3,762	5,705	—
Total Other Real Estate Owned	12,391	12,802	7,640	9,949	7,039

Total Nonperforming Assets	$39,346	$39,278	$27,164	$28,020	$24,425

Amount of loans outstanding at end of year[2]	$5,198,404	$4,825,214	$3,817,377	$2,879,536	$2,156,330
Ratio of total nonperforming assets to loans outstanding and other real estate owned at end of period	0.76%	0.81%	0.71%	0.97%	1.13%
Accruing loans past due 90 days or more	$108	$526	$—	$—	$—
Loans restructured and in compliance with modified terms[3]	11,100	13,346	15,559	17,711	19,970
[1]Interest income that could have been recorded during 2019, 2018, and 2017 related to nonaccrual loans was $0.4 million, $1.0 million, and $0.7 million, respectively, none of which was included in interest income or net income.

[2]Net of unearned income.
[3]Interest income that would have been recorded based on original contractual terms was $0.4 million, $0.5 million, and $0.7 million, respectively, for 2019, 2018 and 2017. The amount included in interest income under the modified terms for 2019, 2018 and 2017 was $0.6 million, $0.7 million, and $0.7 million, respectively.

Table 13 - Debt Securities Available-For-Sale

	December 31,
(In thousands)	Gross Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies
2019	$9,914	$10,114	$204	$(4)
2018	7,200	7,300	106	(6)
2017	9,475	9,744	274	(5)

Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities
2019	604,934	609,207	5,784	(1,511)
2018	567,753	554,006	300	(14,047)
2017	560,396	553,525	1,163	(8,034)

Private mortgage-backed securities and collateralized mortgage obligations
2019	56,005	57,561	1,561	(5)
2018	55,569	55,728	560	(401)
2017	75,152	76,021	1,154	(285)

Collateralized loan obligations
2019	239,364	238,218	7	(1,153)
2018	212,807	209,366	1	(3,442)
2017	263,579	264,309	798	(68)

Obligations of state and political subdivisions
2019	30,548	31,755	1,208	(1)
2018	39,543	39,431	339	(451)
2017	45,118	45,861	813	(70)

Total Debt Securities Available-For-Sale
2019	$940,765	$946,855	$8,764	$(2,674)
2018	882,872	865,831	1,306	(18,347)
2017	953,720	949,460	4,202	(8,462)

Table 14 - Debt Securities Held-to-Maturity

	December 31,
(In thousands)	Gross Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Mortgage-backed securities of U.S. government sponsored entities
2019	$261,369	$262,213	$2,717	$(1,873)
2018	304,423	297,099	—	(7,324)
2017	353,541	350,184	802	(4,159)

Private mortgage-backed securities and collateralized mortgage obligations
2019	—	—	—	—
2018	21,526	21,673	277	(130)
2017	22,799	23,460	714	(53)

Collateralized loan obligations
2019	—	—	—	—
2018	32,000	31,123	—	(877)
2017	40,523	40,826	303	—

Total Debt Securities Held-to-Maturity
2019	$261,369	$262,213	$2,717	$(1,873)
2018	357,949	349,895	277	(8,331)
2017	416,863	414,470	1,819	(4,212)

Table 15 - Maturity Distribution of Debt Securities Available-For-Sale

	December 31, 2019
(In thousands)	1 Year Or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost
U.S. Treasury securities and obligations of U.S. government agencies	$100	$2,332	$1,317	$6,165	$9,914
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	—	27,378	159,194	418,362	604,934
Private mortgage-backed securities and collateralized mortgage obligations	—	4,943	—	51,062	56,005
Collateralized loan obligations	—	—	69,338	170,026	239,364
Obligations of state and political subdivisions	3,372	6,250	9,171	11,755	30,548
Total Debt Securities Available-For-Sale	$3,472	$40,903	$239,020	$657,370	$940,765

Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$100	$2,353	$1,343	$6,318	$10,114
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	—	27,908	160,681	420,618	609,207
Private mortgage-backed securities and collateralized mortgage obligations	—	5,098	—	52,463	57,561
Collateralized loan obligations	—	—	68,911	169,307	238,218
Obligations of state and political subdivisions	3,423	6,345	9,637	12,350	31,755
Total Debt Securities Available-For-Sale	$3,523	$41,704	$240,572	$661,056	$946,855

Weighted Average Yield[1]
U.S. Treasury securities and obligations of U.S. government agencies	2.26%	2.78%	3.81%	3.49%	3.35%
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	—	2.79	2.57	2.75	2.71
Private mortgage-backed securities and collateralized mortgage obligations	—	4.07	—	3.71	3.74
Collateralized loan obligations	—	—	3.71	3.57	3.61
Obligations of state and political subdivisions	4.17	2.54	3.82	2.60	3.13
Total Debt Securities Available-For-Sale	4.12%	2.91%	2.95%	3.04%	3.02%
[1]All yields and rates have been computed using amortized costs.

Table 16 - Maturity Distribution of Debt Securities Held-to-Maturity

	December 31, 2019
(In thousands)	1 Year Or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost
Mortgage-backed securities of U.S. government sponsored entities	$—	$55,483	$31,332	$174,554	$261,369
Total Debt Securities Held for Investment	$—	$55,483	$31,332	$174,554	$261,369

Fair Value
Mortgage-backed securities of U.S. government sponsored entities	$—	$56,125	$32,722	$173,366	$262,213
Total Debt Securities Held for Investment	$—	$56,125	$32,722	$173,366	$262,213

Weighted Average Yield[1]
Mortgage-backed securities of U.S. government sponsored entities	—%	2.36%	3.12%	2.41%	2.49%
Total Debt Securities Held for Investment	—%	2.36%	3.12%	2.41%	2.49%
[1]All yields and rates have been computed using amortized costs.

Table 17 - Interest Rate Sensitivity Analysis1

	December 31, 2019
(In thousands)	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Federal funds sold and interest bearing deposits	$38,430	$—	$—	$—	$38,430
Securities[2]	300,019	95,035	431,135	382,035	1,208,224
Loans, net[3]	1,757,776	622,369	2,068,986	769,302	5,218,433
Other assets[4]	25,853	25,689	—	—	51,542
Earning assets	2,122,078	743,093	2,500,121	1,151,337	6,516,629
Savings deposits	27,786	83,358	943,473	1,754,630	2,809,247
Time deposits	766,008	342,728	75,041	1,236	1,185,013
Borrowings	535,096	—	—	—	535,096
Interest bearing liabilities	1,328,890	426,086	1,018,514	1,755,866	4,529,356
Interest sensitivity gap	$793,188	$317,007	$1,481,607	$(604,529)	$1,987,273
Cumulative gap	$793,188	$1,110,195	$2,591,802	$1,987,273
Cumulative gap to total earning assets	12%	17%	40%	31%
Earning assets to interest bearing liabilities	160	174	245	66
[1]The repricing dates may differ from contractual maturity dates for certain assets due to prepayment assumptions.
[2]Securities are stated at carrying value.
[3]Includes loans available-for-sale.
[4]"0-3 Months" includes FHLB stock for which interest resets quarterly and a mutual fund that invests in CRA qualified debt securities which reprices daily and "4-12 Months" includes Federal Reserve Bank stock for which interest resets semiannually.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Seacoast common stock with the cumulative total return of the NASDAQ Composite Index and the SNL Southeast Bank Index for the same period. The graph and table assume that $100 was invested on December 31, 2014 (the last day of trading for the year ended December 31, 2014) in each of Seacoast common stock, the NASDAQ Composite Index and the SNL Southeast Bank Index. The cumulative total return represents the change in stock price and the amount of dividends received over the period, assuming all dividends were reinvested.

		Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Seacoast Banking Corporation of Florida	100.00	108.95	160.44	183.35	189.24	222.33
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Southeast Bank Index	100.00	98.44	130.68	161.65	133.56	188.08
Source: S&P Global Market Intelligence © 2020

SELECTED QUARTERLY INFORMATION
QUARTERLY CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	2019 Quarters				2018 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net interest income:
Interest income	$72,286	$72,825	$72,237	$72,475	$70,058	$59,154	$56,709	$55,477
Interest expense	10,526	11,877	12,101	11,701	10,074	7,592	6,502	5,715
Net interest income	61,760	60,948	60,136	60,774	59,984	51,562	50,207	49,762
Provision for loan losses	4,800	2,251	2,551	1,397	2,342	5,774	2,529	1,085
Net interest income after provision for loan losses	56,960	58,697	57,585	59,377	57,642	45,788	47,678	48,677
Noninterest income:
Service charges on deposit accounts	2,960	2,978	2,894	2,697	3,019	2,833	2,674	2,672
Trust fees	1,096	1,183	1,147	1,017	1,040	1,083	1,039	1,021
Mortgage banking fees	1,514	2,127	1,734	1,115	809	1,135	1,336	1,402
Brokerage commissions and fees	483	449	541	436	468	444	461	359
Marine finance fees	338	153	201	362	185	194	446	573
Interchange income	3,387	3,206	3,405	3,401	3,198	3,119	3,076	2,942
BOLI income	904	928	927	915	1,091	1,078	1,066	1,056
SBA gains	576	569	691	636	519	473	748	734
Other income	2,579	3,197	2,503	2,266	2,810	1,980	1,923	1,639
Securities gains (losses), net	2,539	(847)	(466)	(9)	(425)	(48)	(48)	(102)
Total noninterest income	16,376	13,943	13,577	12,836	12,714	12,291	12,721	12,296
Noninterest expenses:
Salaries and wages	17,263	18,640	19,420	18,506	22,172	17,129	16,429	15,381
Employee benefits	3,323	2,973	3,195	4,206	3,625	3,205	3,034	3,081
Outsourced data processing costs	3,645	3,711	3,876	3,845	5,809	3,493	3,393	3,679
Telephone / data lines	651	603	893	811	602	624	643	612
Occupancy	3,368	3,368	3,741	3,807	3,747	3,214	3,316	3,117
Furniture and equipment	1,416	1,528	1,544	1,757	2,452	1,367	1,468	1,457
Marketing	885	933	1,211	1,132	1,350	1,139	1,344	1,252
Legal and professional fees	2,025	1,648	2,033	2,847	3,668	2,019	2,301	1,973
FDIC assessments	—	56	337	488	571	431	595	598
Amortization of intangibles	1,456	1,456	1,456	1,458	1,303	1,004	1,004	989
Net (gain)/loss on other real estate owned and repossessed assets	3	262	(174)	(40)	—	(136)	405	192
Other	4,022	3,405	3,468	4,282	4,165	3,910	4,314	4,833
Total noninterest expenses	38,057	38,583	41,000	43,099	49,464	37,399	38,246	37,164
Income before income taxes	35,279	34,057	30,162	29,114	20,892	20,680	22,153	23,809
Income taxes	8,103	8,452	6,909	6,409	4,930	4,358	5,189	5,782
Net income	$27,176	$25,605	$23,253	$22,705	$15,962	$16,322	$16,964	$18,027

	2019 Quarters				2018 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Per Common Share Data
Net income diluted	$0.52	$0.49	$0.45	$0.44	$0.31	$0.34	$0.35	$0.38
Net income basic	0.53	0.50	0.45	0.44	0.32	0.35	0.36	0.38
Cash dividends declared:
Common stock	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Market price common stock:
Low close	24.21	22.54	23.19	25.49	21.74	28.30	25.61	23.96
High close	31.02	27.36	28.54	29.57	29.86	34.95	33.51	28.44
Bid price at end of period	30.57	25.31	25.44	26.35	26.02	29.20	31.58	26.47

FINANCIAL HIGHLIGHTS

	For the Year Ended and at December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Net interest income	$243,618	$211,515	$176,296	$139,588	$109,487

Provision for loan losses	10,999	11,730	5,648	2,411	2,644

Noninterest income:

Other	55,515	50,645	43,230	37,427	32,018

Securities (losses) gains, net	1,217	(623)	86	368	161

Gain on sale of VISA stock	—	—	15,153	—	—

Bargain purchase gains, net	—	—	—	—	416

Noninterest expenses	160,739	162,273	149,916	130,881	103,770

Income before income taxes	128,612	87,534	79,201	44,091	35,668

Income taxes	29,873	20,259	36,336	14,889	13,527

Net income	$98,739	$67,275	$42,865	$29,202	$22,141

Per Share Data

Net income available to common shareholders:

Diluted	$1.90	$1.38	$0.99	$0.78	$0.66

Basic	1.92	1.40	1.01	0.79	0.66

Cash dividends declared	0.00	0.00	0.00	0.00	0.00

Book value per share common	19.13	16.83	14.70	11.45	10.29

Tangible book value per share	14.76	12.33	11.15	9.37	9.31

Assets	$7,108,511	$6,747,659	$5,810,129	$4,680,932	$3,534,780

Securities	1,208,224	1,223,780	1,372,667	1,323,001	994,291

Net loans	5,163,250	4,792,791	3,790,255	2,856,136	2,137,202

Deposits	5,584,753	5,177,240	4,592,720	3,523,245	2,844,387

FHLB borrowings	315,000	380,000	211,000	415,000	50,000

Subordinated debt	71,085	70,804	70,521	70,241	69,961

Shareholders' equity	985,639	864,267	689,664	435,397	353,453

	For the Year Ended and at December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Performance ratios:

Return on average assets	1.45%	1.11%	0.82%	0.69%	0.67%

Return on average equity	10.63	9.08	7.51	7.06	6.56

Net interest margin[1]	3.92	3.85	3.73	3.63	3.64

Average equity to average assets	13.60	12.23	10.96	9.85	10.21

Return on tangible assets	1.56	1.20	0.88	0.75	0.71

Return on tangible common equity	14.72	12.54	9.90	8.87	7.59
1On a fully taxable equivalent basis, a non-GAAP measure.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Seacoast Banking Corporation of Florida
Stuart, Florida
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Seacoast Banking Corporation of Florida (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan Losses – General Allowances - Qualitative Loss Factors
As described in Notes A and F to the financial statements, the Company’s allowance for loan losses is a valuation allowance that reflects the Company’s estimation of probable incurred credit losses in its loan portfolio. The allowance for loan losses was $35.2 million at December 31, 2019, which consists of two main components: valuation allowances for loans individually evaluated for impairment (“specific allowances”), representing $2.9 million, and valuation allowances for loans collectively evaluated for impairment (“general allowances”), representing $32.3 million. General allowances are established for loans grouped into pools based on similar risk characteristics. In this process, general allowances factors are based on an analysis of historical charge-off experience, portfolio trends, regional and national economic conditions, and expected loss given default derived from the Company’s internal risk rating process. The determination of the appropriate level of allowances for loan losses for loans collectively evaluated for impairment involves significant judgment and requires the Company to make significant estimates of current credit risks. Changes in these estimates could have a material effect on the Company’s financial statements.
The Company’s loss factors for portfolio trends, regional and national economic conditions, and expected loss given default derived from the Company’s internal risk rating process are based on specific quantitative and qualitative trends. These qualitative loss factors consider credit quality, loan concentrations, internal controls, audit results, staff turnover, local market conditions, employment levels, and loan growth, as well as the effects of other external factors. The outstanding principal balance of each loan pool is multiplied by the applicable loss factor to estimate the level of probable incurred credit losses based upon supporting quantitative and qualitative criteria. Thus, the evaluation of these estimates results in loss factors which contribute significantly to the general allowance component of the allowance for loan losses. Management’s allocation relies on a qualitative assessment of risks to determine the quantitative impact the loss factors have on the allowance. Management’s identification and analysis of these loss factors requires significant judgment. We identified auditing the impact of the individual and aggregate qualitative loss factors on the general allowance component of the allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment.
The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of controls over the evaluation of these estimates used in the loss factors, including controls addressing:

◦	The review of the completeness and accuracy of data inputs used as the basis for the adjustments relating to loss factors.

◦	The review of the accuracy of the general allowance model calculations.

◦	The review of the qualitative and quantitative conclusions related to the loss factors and the resulting allocation to the allowance.

•	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the loss factors which included:

◦	Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to loss factors.

◦
Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of loss factors and the resulting allocation to the allowance. Among other procedures, our evaluation considered, the weight of confirming and disconfirming evidence from internal and external sources, loan portfolio performance and third-party data, and whether such assumptions were applied consistently period over period.

◦	Analytically evaluating the loss factor allocation year over year and testing allocations for reasonableness.

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2014.

Fort Lauderdale, Florida
February 27, 2020

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Interest Income
Interest on securities
Taxable	$35,354	$37,860	$34,442
Nontaxable	555	884	913
Interest and fees on loans	250,535	199,984	153,825
Interest on federal funds sold and other investments	3,379	2,670	2,416
Total Interest Income	289,823	241,398	191,596

Interest Expense
Interest on savings deposits	16,621	8,763	3,654
Interest on time certificates	21,776	11,684	4,678
Interest on federal funds purchased and other short term borrowings	1,431	1,804	781
Interest on Federal Home Loan Bank borrowings	3,010	4,468	3,744
Interest on subordinated debt	3,367	3,164	2,443
Total Interest Expense	46,205	29,883	15,300
Net Interest Income	243,618	211,515	176,296

Provision for loan losses	10,999	11,730	5,648
Net Interest Income After Provision for Loan Losses	232,619	199,785	170,648

Noninterest Income (Note M)
Gain on sale of Visa stock	—	—	15,153
Securities gains (losses), net (includes net gains of $6.2 million for 2019, net losses of $96 thousand for 2018 and net gains of $2.0 million for 2017 in other comprehensive income reclassifications)	1,217	(623)	86
Other	55,515	50,645	43,230
Total Noninterest Income	56,732	50,022	58,469

Noninterest Expense (Note M)	160,739	162,273	149,916

Income Before Income Taxes	128,612	87,534	79,201
Income taxes	29,873	20,259	36,336
Net Income	$98,739	$67,275	$42,865

Share Data
Net income per share of common stock
Diluted	$1.90	$1.38	$0.99
Basic	1.92	1.40	1.01
Average common shares outstanding
Diluted	52,029	48,748	43,350
Basic	51,449	47,969	42,613

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Net Income	$98,739	$67,275	$42,865
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	24,892	(13,266)	5,976
Reclassification of unrealized losses on securities transferred to available-for-sale upon adoption of new accounting pronouncement	(730)	—	—
Amortization of unrealized losses on securities transferred to held-to-maturity, net	262	550	596
Reclassification adjustment for (gains) losses included in net income	(1,031)	485	(86)
(Provision) benefit for income taxes	(5,868)	3,272	(2,483)
Total Other Comprehensive Income (Loss)	17,525	(8,959)	4,003
Comprehensive Income	$116,264	$58,316	$46,868

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2019	2018
Assets
Cash and due from banks	$89,843	$92,242
Interest bearing deposits with other banks	34,688	23,709
Total Cash and Cash Equivalents	124,531	115,951

Time deposits with other banks	3,742	8,243

Debt securities:
Securities available-for-sale (at fair value)	946,855	865,831
Securities held-to-maturity (fair value $262,213 in 2019 and $349,895 in 2018)	261,369	357,949
Total Debt Securities	1,208,224	1,223,780

Loans held for sale	20,029	11,873

Loans	5,198,404	4,825,214
Less: Allowance for loan losses	(35,154)	(32,423)
Loans, Net of Allowance for Loan Losses	5,163,250	4,792,791

Bank premises and equipment, net	66,615	71,024
Other real estate owned	12,390	12,802
Goodwill	205,286	204,753
Other intangible assets, net	20,066	25,977
Bank owned life insurance	126,181	123,394
Net deferred tax assets	16,457	28,954
Other assets	141,740	128,117
Total Assets	$7,108,511	$6,747,659

Liabilities
Deposits
Noninterest demand	$1,590,493	$1,569,602
Interest-bearing demand	1,181,732	1,014,032
Savings	519,152	493,807
Money market	1,108,363	1,173,950
Other time deposits	504,837	513,312
Brokered time certificates	472,857	220,594
Time certificates of more than $250,000	207,319	191,943
Total Deposits	5,584,753	5,177,240

Securities sold under agreements to repurchase, maturing within 30 days	86,121	214,323
Federal Home Loan Bank borrowings	315,000	380,000
Subordinated debt	71,085	70,804
Other liabilities	65,913	41,025
Total Liabilities	6,122,872	5,883,392

Commitments and Contingencies (Notes K and P)

	December 31,
(In thousands, except share data)	2019	2018

Shareholders' Equity
Common stock, par value $0.10 per share authorized 120,000,000 shares, issued 51,760,617 and outstanding 51,513,733 shares in 2019 and authorized 120,000,000 shares, issued 51,514,734 and outstanding 51,361,079 shares in 2018	5,151	5,136
Additional paid-in capital	786,242	778,501
Retained earnings	195,813	97,074
Less: Treasury stock (246,884 shares in 2019 and 153,655 shares in 2018), at cost	(6,032)	(3,384)
	981,174	877,327
Accumulated other comprehensive income (loss), net	4,465	(13,060)
Total Shareholders' Equity	985,639	864,267
Total Liabilities & Shareholders' Equity	$7,108,511	$6,747,659

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Cash Flows From Operating Activities
Net Income	$98,739	$67,275	$42,865

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,421	6,353	5,614
Amortization of premiums and discounts on securities, net	2,548	3,196	3,977
Amortization of operating lease right-of-use assets	4,117	—	—
Other amortization and accretion, net	(2,005)	(1,158)	(697)
Stock based compensation	7,243	7,823	5,267
Origination of loans designated for sale	(329,177)	(303,928)	(213,027)
Sale of loans designated for sale	333,591	326,328	211,091
Provision for loan losses	10,999	11,730	5,648
Deferred income taxes	6,791	459	35,827
(Gains) losses on sale of securities	(1,031)	485	(86)
Gain on sale of VISA Class B stock	—	—	(15,153)
Gains on sale of loans	(9,794)	(8,961)	(7,038)
Gains on sale and write-downs of other real estate owned	(432)	(107)	(711)
Losses on disposition of fixed assets	511	1,235	2,270
Bank owned life insurance death benefits	(956)	(280)	—
Changes in operating assets and liabilities, net of effects from acquired companies:
Net (increase) decrease in other assets	(5,614)	10,331	(5,506)
Net (decrease) increase in other liabilities	(4,206)	8,827	(21,432)
Net Cash Provided by Operating Activities	117,745	129,608	48,909

Cash Flows From Investing Activities
Maturities and repayments of debt securities available-for-sale	101,674	141,223	211,173
Maturities and repayments of debt securities held-to-maturity	42,495	58,315	86,460
Proceeds from sale of debt securities available-for-sale	202,724	64,366	235,613
Purchases of debt securities available-for-sale	(309,461)	(104,650)	(371,926)
Purchases of debt securities held-to-maturity	—	—	(131,439)
Maturities of time deposits with other banks	4,501	4,310	4,720
Net new loans and principal repayments	(109,614)	(365,816)	(328,868)
Proceeds from the sale of portfolio loans	—	—	106,815
Purchases of loans held for investment	(270,791)	(19,541)	(55,352)
Proceeds from the sale of other real estate owned	6,509	10,072	6,069
Proceeds from sale of FHLB and Federal Reserve Bank Stock	74,120	44,731	48,295
Purchase of FHLB and Federal Reserve Bank Stock	(75,193)	(51,505)	(42,680)
Purchase of Visa Class B stock	—	—	(6,180)
Proceeds from sale of Visa Class B stock	—	21,333	—
Redemption of bank owned life insurance	14,218	4,232	3,609
Purchase of bank owned life insurance	—	—	(30,000)

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Net cash from bank acquisitions	—	22,349	23,825
Additions to bank premises and equipment	(2,523)	(4,019)	(5,710)
Net Cash Used in Investing Activities	(321,341)	(174,600)	(245,576)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	407,513	(39,769)	333,049
Net (decrease) increase in federal funds purchased and repurchase agreements	(128,202)	(1,771)	11,892
Net (decrease) increase in FHLB borrowings with original maturities of three months or less	(67,000)	32,000	(204,000)
Repayments of FHLB borrowings with original maturities of more than three months	(63,000)	—	—
Proceeds from FHLB borrowings with original maturities of more than three months	65,000	60,000	—
Stock based employee benefit plans	(2,135)	979	(55)
Issuance of common stock, net of related expense	—	—	55,641
Dividends paid	—	—	—
Net Cash Provided by Financing Activities	212,176	51,439	196,527
Net increase (decrease) in cash and cash equivalents	8,580	6,447	(140)
Cash and cash equivalents at beginning of year	115,951	109,504	109,644
Cash and Cash Equivalents at End of Year	$124,531	$115,951	$109,504

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$46,130	$28,301	$15,125
Cash paid during the period for taxes	16,000	13,200	400
New operating lease right-of-use assets	30,301	—	—
New operating lease liabilities	34,627	—	—

Supplemental disclosure of non cash investing activities:
Transfer of debt securities from held-to-maturity to available-for-sale	$52,796	$—	$—
Transfer from loans to other real estate owned	5,665	5,549	1,774
Transfer from bank premises to other real estate owned	—	9,168	1,212
Transfer from loans held for investment to loans held for sale	801	—	5,664

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained Earnings		Accumulated Other
	Common Stock		Paid-in	(Accumulated	Treasury	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Deficit)	Stock	Income (Loss), Net	Total
Balance at December 31, 2016	38,022	$3,802	$454,001	$(13,657)	$(1,236)	$(7,513)	$435,397
Comprehensive income	—	—	—	42,865	—	4,003	46,868
Reclassification of disproportionate tax effects upon adoption of new accounting pronouncement	—	—	—	706	—	(706)	—
Stock based compensation expense	—	—	5,267	—	—	—	5,267
Common stock issued for stock based employee benefit plans	61	—	(15)	—	(1,123)	—	(1,138)
Common stock issued for stock options	91	16	1,066	—	—	—	1,082
Issuance of common stock, net of related expenses	2,703	270	55,371	—	—	—	55,641
Issuance of common stock, pursuant to acquisition	6,041	605	145,942	—	—	—	146,547
Balance at December 31, 2017	46,918	$4,693	$661,632	$29,914	$(2,359)	$(4,216)	$689,664
Comprehensive income	—	—	—	67,275	—	(8,959)	58,316
Reclassification of disproportionate tax effects upon adoption of new accounting pronouncement	—	—	—	(115)	—	115	—
Stock based compensation expense	32	—	7,823	—	—	—	7,823
Common stock issued for stock based employee benefit plans	43	—	(6)	—	(1,025)	—	(1,031)
Common stock issued for stock options	368	43	1,966	—	—	—	2,009
Issuance of common stock, pursuant to acquisition	4,000	400	107,086	—	—	—	107,486
Balance at December 31, 2018	51,361	$5,136	$778,501	$97,074	$(3,384)	$(13,060)	$864,267
Comprehensive income	—	—	—	98,739	—	17,525	116,264
Stock based compensation expense	30	—	7,244	—	—	—	7,244
Common stock issued for stock based employee benefit plans	94	12	(32)	—	(2,648)	—	(2,668)
Common stock issued for stock options	29	3	425	—	—	—	428
Other	—	—	104	—	—	—	104
Balance at December 31, 2019	51,514	$5,151	$786,242	$195,813	$(6,032)	$4,465	$985,639

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seacoast Banking Corporation of Florida and Subsidiaries
Note A - Significant Accounting Policies
General: Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a single segment financial holding company with one operating subsidiary bank, Seacoast National Bank (“Seacoast Bank”). The Company provides integrated financial services including commercial and retail banking, wealth management, and mortgage services to customers through advanced banking solutions, 48 traditional branch offices and nine commercial banking centers operated by Seacoast Bank. Seacoast operates primarily in Florida, with concentrations in the state's fastest growing markets, each with unique characteristics and opportunities. Offices stretch from the southeast, including Fort Lauderdale, Boca Raton and Palm Beach north along the east coast to the Daytona area, into Orlando and Central Florida and the adjacent Tampa market, and west to Okeechobee and surrounding counties.
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
Use of Estimates: The preparation of consolidated financial statements requires management to make judgments in the application of certain accounting policies that involve significant estimates and assumptions. The Company has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Specific areas, among others, requiring the application of management’s estimates include determination of the allowance for loan losses, acquisition accounting and purchased loans, intangible assets and impairment testing, other fair value adjustments, other than temporary impairment of securities, income taxes and realization of deferred tax assets and contingent liabilities.
Cash and Cash Equivalents: Cash and cash equivalents include cash and due from banks and interest-bearing bank balances. Cash equivalents have original maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value
Time deposits with other banks: Time deposits with other banks consist of certificates of deposit with original maturities greater than three months and are carried at cost.
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
Securities: Debt securities are classified at date of purchase as available-for-sale or held-to-maturity. Debt securities that may be sold as part of the Company's asset/liability management or in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors are stated at fair value with unrealized gains or losses reflected as a component of shareholders' equity net of tax or included in noninterest income as appropriate. Debt securities that the Company has the ability and intent to hold to maturity are carried at amortized cost. Equity securities are stated at fair value with unrealized gains or losses included in noninterest income as securities gains or losses.
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
On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other than temporary basis. Management considers many factors including the length of time the security has had a fair value less than the cost basis; recent events specific to the issuer or industry; external credit ratings and recent downgrades. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. Debt securities for which there is an unrealized loss that is deemed to be other-than temporary are written down to fair value with the write-down recorded as a realized loss.
On January 1, 2019, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2017-12 “Derivatives and Hedging" (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Upon adoption, certain debt securities were reclassified from held-to-maturity to available-for-sale. The following table summarizes the impact:

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
The Company reviews all loans for impairment on a periodic basis. A loan is considered to be impaired when, based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of a loan agreement. The fair value is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the ultimate collectability of the principal balance of an impaired loan is in doubt, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been forgone, and then they are recorded as recoveries of any amounts previously charged off.
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
Derivatives: The Company enters into derivative contracts with customers who request such services and into offsetting contracts with substantially matching terms with third parties to minimize the risks involved with these types of transactions.
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

Fair Value Measurements: The Company measures or monitors many of its assets and liabilities on a fair value basis. Certain assets are measured on a recurring basis, including available-for-sale securities and loans held for sale. These assets are carried at fair value on the Company’s balance sheets. Additionally, fair value is measured on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes. Examples include impaired loans, OREO, mortgage servicing rights, goodwill, and long-lived assets.
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
OREO may also include bank premises no longer utilized in the course of the Company's business (closed branches) that are initially recorded at the lower of carrying value or fair value, less costs to sell. If fair value of the premises is less than amortized book value, a write down is recorded through noninterest expense. Costs to operate the facility are expensed.
Bank Premises and Equipment: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Premises and equipment include certain costs associated with the acquisition of leasehold improvements. Depreciation and amortization are recognized principally by the straight-line method, over the estimated useful lives as follows: buildings - 25-40 years, leasehold improvements 5-25 years, furniture and equipment - 3-12 years. Leasehold improvements typically amortize over the shorter of lease terms or estimated useful life. Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are written down to fair value with a corresponding impact to noninterest expense
Leases: On January 1, 2019, the Company adopted FASB ASU 2016-02, “Leases”, and all the related amendments (collectively, Accounting Standards Codification “ASC” Topic 842) through a cumulative-effect adjustment.
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
Arrangements are analyzed at inception to determine the existence of a lease. ROUAs represent the right to use the underlying asset and lease liabilities represent the obligation to make lease payments for the lease term. Operating lease ROUAs and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the appropriate term and information available at commencement date in determining the present value of lease payments. The lease term may include options to extend the lease when it is reasonably certain that the option will be exercised. ROUAs and operating lease liabilities are reported in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheet. Lease expense for lease payments is recognized on a straight-line basis over the lease term and is classified as Occupancy or Furniture and Equipment expense based on the subject asset.
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
Intangible assets. The Company’s intangible assets consist of goodwill, core deposit intangibles (CDIs) and mortgage servicing rights. Goodwill results from business combinations and represents the difference between the purchase price and the fair value of net assets acquired. Goodwill may be adjusted for up to one year from the acquisition date in the event new information is obtained which, if known at the date of acquisitions would have impacted the fair value of the acquired assets and liabilities. Goodwill is considered to have an indefinite useful life and is not amortized, but rather tested for impairment annually in the fourth quarter, or more often if circumstances arise that may indicate risk of impairment. If impaired, goodwill is written down with a corresponding impact to noninterest expense.
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
Revenue Recognition: Revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for the services provided and is recognized when the promised services (performance obligations) are transferred to a customer, requiring the application of the following five-steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
Relevant activity includes:

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
Stock-Based Compensation: The stock option plans are accounted for under ASC Topic 718 - Compensation - Stock Compensation and the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period, generally five years. For restricted stock awards, which generally vest based on continued service with the Company, the deferred compensation is measured as the fair value of the shares on the date of grant, and the deferred compensation is amortized as salaries and employee benefits in accordance with the applicable vesting schedule, generally straight-line over five years. Some shares vest based upon the Company achieving certain performance goals and salary amortization expense is based on an estimate of the most likely results on a straight line basis. The Company accounts for forfeitures as they occur.

Note B - Recently Issued Accounting Standards, Not Adopted at December 31, 2019
The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on the Company's financial statements:

ASU 2016-13, Financial Instruments –Credit Losses (Topic 326)
Description
In June 2016, FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (i.e. loan commitments, standby letters of credit, financial guarantees and other similar instruments).

Date of Adoption	The Company will adopt this accounting standard effective January 1, 2020.
Effect on the Consolidated Financial Statements
The Company currently expects that the initial adjustment to the allowance for loan losses will be an increase of approximately $19 - $23 million, bringing the ratio of allowance to total loans from 0.68% to between 1.06% and 1.12%. The increase is primarily attributed to the impact of the new guidance on the Company’s acquired loan portfolio, and to the new requirement to estimate losses over the full remaining expected life of the loans.
For loans previously classified as purchased unimpaired (“PUL”), the standard requires that a reserve for expected credit losses be recorded through a cumulative effect adjustment in retained earnings, regardless of the impact of a purchase discount on the amortized cost basis. Existing purchase discounts and premiums on these loans are not affected by adoption of the standard, and these amounts will continue to accrete into interest income over the remaining lives of the loans on a level-yield basis.
Existing purchased credit impaired (“PCI”) loans will be classified as purchased credit deteriorated (“PCD”) loans, and a reserve for expected credit losses will be established with a corresponding adjustment to the loans’ amortized cost basis. The remaining non-credit discounts on these loans will accrete into interest income on a level-yield basis over the remaining lives of the loans.
The estimation process applies an economic forecast scenario which, as of January 1, 2020, projects a stable macroeconomic environment over the Company’s three year forecast period. For portfolio segments with a weighted average life longer than three years, the Company reverts to longer term historical loss experience, adjusted for prepayments, to estimate losses over the remaining life of the loans within each segment.
The Company estimates the impact on the tier one capital ratio upon adoption is a decrease of approximately 32 basis points. Federal banking regulatory agencies have provided banks with the ability to mitigate the impact on capital at adoption by allowing the impact to be phased in over a four year period; however, the Company expects to forgo the phased in approach and recognize the impact to capital at the time of adoption.
The Company does not expect adoption of the standard to have a material impact to its held-to-maturity debt security portfolio, which is comprised of securities guaranteed either explicitly or implicitly by government-sponsored entities. While available-for-sale debt (“AFS”) securities are not subject to the CECL allowance requirement, the new guidance requires the Company to record an allowance for AFS debt securities in an unrealized loss position if a portion of the unrealized loss is credit related. The Company does not expect adoption of the standard to have a material impact to AFS securities upon adoption.
The disclosed estimates are subject to further refinement upon finalization of the Company’s review of the calculations, assumptions, methodologies and judgments. Internal controls over financial reporting relating to these new processes have been designed and implemented and are being evaluated. The Company is in the final stages of completing the formal governance and approval process. The ongoing impact to the Company’s results of operations in future periods will be influenced by the loan portfolio composition and by macroeconomic conditions and forecasts at each reporting date. Adoption of the standard is expected to result in higher volatility in the quarterly provision for credit losses when compared to the Company’s historical results under the incurred loss model.

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
Seacoast Bank may be required to maintain reserve balances with the Federal Reserve Bank. The reserve requirement at December 31, 2019 was $38.7 million. There was no reserve requirement at December 31, 2018. The average amount of the reserve requirement in 2019 was $7.9 million compared to $0.9 million in 2018.
Under Federal Reserve regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2019, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $83.1 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the periods ending December 31, 2019 and 2018.

Note D - Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity at December 31, 2019 and December 31, 2018 are summarized as follows:

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-Sale
U.S. Treasury securities and obligations of U.S. government agencies	$9,914	$204	$(4)	$10,114
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	604,934	5,784	(1,511)	609,207
Private mortgage-backed securities and collateralized mortgage obligations	56,005	1,561	(5)	57,561
Collateralized loan obligations	239,364	7	(1,153)	238,218
Obligations of state and political subdivisions	30,548	1,208	(1)	31,755
Totals	$940,765	$8,764	$(2,674)	$946,855

Debt Securities Held-to-Maturity
Mortgage-backed securities of U.S. government sponsored entities	$261,369	$2,717	$(1,873)	$262,213
Totals	$261,369	$2,717	$(1,873)	$262,213

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-Sale
U.S. Treasury securities and obligations of U.S. government agencies	$7,200	$106	$(6)	$7,300
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	567,753	300	(14,047)	554,006
Private mortgage-backed securities and collateralized mortgage obligations	55,569	560	(401)	55,728
Collateralized loan obligations	212,807	1	(3,442)	209,366
Obligations of state and political subdivisions	39,543	339	(451)	39,431
Totals	$882,872	$1,306	$(18,347)	$865,831

Debt Securities Held-to-Maturity
Mortgage-backed securities of U.S. government sponsored entities	$304,423	$—	$(7,324)	$297,099
Private mortgage-backed securities and collateralized mortgage obligations	21,526	277	(130)	21,673
Collateralized loan obligations	32,000	—	(877)	31,123
Totals	$357,949	$277	$(8,331)	$349,895

Proceeds from sales of debt securities during 2019 were $202.7 million, with gross gains of $2.9 million and gross losses of $1.8 million. Proceeds from sales of debt securities during 2018 were $64.4 million with gross gains of $0.2 million and gross losses of $0.7 million. Proceeds from sales of debt securities during 2017 were $235.6 million with gross gains of $1.6 million and gross losses of $1.5 million. Included in "Securities gains (losses) net" is an increase of $0.2 million and a decrease of $0.1 million, respectively, in the value of an investment in shares of a mutual fund that invests in CRA-qualified debt securities in 2019 and 2018.

At December 31, 2019, debt securities with a fair value of $133.4 million were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Debt securities with a fair value of $94.4 million were pledged as collateral for repurchase agreements.
The amortized cost and fair value of securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$3,472	$3,523
Due after one year through five years	—	—	8,582	8,698
Due after five years through ten years	—	—	10,488	10,979
Due after ten years	—	—	17,920	18,669
	—	—	40,462	41,869
Mortgage-backed securities of U.S. government sponsored entities	261,369	262,213	604,934	609,207
Private mortgage-backed securities and collateralized mortgage obligations	—	—	56,005	57,561
Collateralized loan obligations	—	—	239,364	238,218
Totals	$261,369	$262,213	$940,765	$946,855

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the fair value of debt securities with unrealized losses and the period of time for which these losses were outstanding at December 31, 2019 and December 31, 2018, respectively.

	December 31, 2019
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$758	$(4)	$—	$—	$758	$(4)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	220,057	(1,461)	104,184	(1,923)	324,241	(3,384)
Private mortgage-backed securities and collateralized mortgage obligations	2,978	(5)	—	—	2,978	(5)
Collateralized loan obligations	88,680	(570)	110,767	(583)	199,447	(1,153)
Obligations of state and political subdivisions	515	(1)	—	—	515	(1)
Total temporarily impaired securities	$312,988	$(2,041)	$214,951	$(2,506)	$527,939	$(4,547)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$99	$(1)	$642	$(5)	$741	$(6)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	200,184	(2,235)	623,420	(19,136)	823,604	(21,371)
Private mortgage-backed securities and collateralized mortgage obligations	20,071	(344)	12,739	(187)	32,810	(531)
Collateralized loan obligations	238,894	(4,319)	—	—	238,894	(4,319)
Obligations of state and political subdivisions	19,175	(241)	9,553	(210)	28,728	(451)
Total temporarily impaired securities	$478,423	$(7,140)	$646,354	$(19,538)	$1,124,777	$(26,678)

At December 31, 2019, the Company had $3.4 million of unrealized losses on mortgage backed securities and collateralized mortgage obligations of government sponsored entities having a fair value of $324.2 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government sponsored entities. Based on the assessment of these mitigating factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.
At December 31, 2019, the Company had unrealized losses of $1.2 million on collateralized loan obligations with a fair value of $199.4 million. The collateral for these securities is first lien senior secured corporate debt. The Company holds senior tranches rated credit A or higher. Management expects to recover the entire amortized cost basis of these securities.
At December 31, 2019, the Company does not intend to sell debt securities that are in an unrealized loss position and it is not more than likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other than temporarily impaired at December 31, 2019.
Included in other assets at December 31, 2019 is $44.3 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Also included in other assets is a $6.4 million investment in a mutual fund carried at fair value.
The Company holds 11,330 shares of Visa Class B stock, which following resolution of Visa litigation will be converted to Visa Class A shares. Under the current conversion ratio that became effective September 27, 2019, the Company would receive 1.6228 shares of Class A stock for each share of Class B stock for a total of 18,386 shares of Visa Class A stock. The ownership of Visa stock is related to prior ownership in Visa's network, while Visa operated as a cooperative. This ownership is recorded on the Company's financial records at zero basis.

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

The following table outlines net loans balances by category as of:

	December 31, 2019
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Loans
Construction and land development	$281,335	$160	$43,618	$325,113
Commercial real estate	1,834,811	10,217	533,943	2,378,971
Residential real estate	1,304,305	1,710	201,848	1,507,863
Commercial and financial	697,301	579	80,372	778,252
Consumer	200,166	—	8,039	208,205
Total Loans[1]	$4,317,918	$12,666	$867,820	$5,198,404

	December 31, 2018
(In thousands)	Portfolio Loans	PCI Loans	PULs	Total
Loans
Construction and land development	$301,473	$151	$141,944	$443,568
Commercial real estate	1,437,989	10,828	683,249	2,132,066
Residential real estate	1,055,525	2,718	266,134	1,324,377
Commercial and financial	603,057	737	118,528	722,322
Consumer	190,207	—	12,674	202,881
Total Loans[1]	$3,588,251	$14,434	$1,222,529	$4,825,214
[1]Loan balances at December 31, 2019 and 2018 include deferred costs of $19.9 million and $16.9 million, respectively.

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

	December 31, 2019
		Accruing 30-59 Days	Accruing 60-89 Days	Accruing Greater Than		Total Financing
(In thousands)	Current	Past Due	Past Due	90 Days	Nonaccrual	Receivables
Portfolio Loans
Construction and land development	$276,984	$—	$—	$—	$4,351	$281,335
Commercial real estate	1,828,629	1,606	220	—	4,356	1,834,811
Residential real estate	1,294,778	1,564	18	—	7,945	1,304,305
Commercial and financial	690,412	2,553	—	108	4,228	697,301
Consumer	199,424	317	315	—	110	200,166
Total Portfolio Loans	4,290,227	6,040	553	108	20,990	4,317,918

PULs
Construction and land development	43,044	—	—	—	574	43,618
Commercial real estate	531,325	942	431	—	1,245	533,943
Residential real estate	201,159	277	—	—	412	201,848
Commercial and financial	78,705	—	—	—	1,667	80,372
Consumer	8,039	—	—	—	—	8,039
Total PULs	862,272	1,219	431	—	3,898	867,820

PCI Loans
Construction and land development	148	—	—	—	12	160
Commercial real estate	9,298	—	—	—	919	10,217
Residential real estate	587	—	—	—	1,123	1,710
Commercial and financial	566	—	—	—	13	579
Consumer	—	—	—	—	—	—
Total PCI Loans	10,599	—	—	—	2,067	12,666

Total Loans	$5,163,098	$7,259	$984	$108	$26,955	$5,198,404

	December 31, 2018
		Accruing 30-59 Days	Accruing 60-89 Days	Accruing Greater Than		Total Financing
(In thousands)	Current	Past Due	Past Due	90 Days	Nonaccrual	Receivables
Portfolio Loans
Construction and land development	$301,348	$97	$—	$—	$28	$301,473
Commercial real estate	1,427,413	3,852	97	141	6,486	1,437,989
Residential real estate	1,044,375	2,524	525	295	7,806	1,055,525
Commercial and financial	594,930	5,186	1,661	—	1,280	603,057
Consumer	189,061	637	326	—	183	190,207
Total Portfolio Loans	3,557,127	12,296	2,609	436	15,783	3,588,251

PULs
Construction and land development	140,013	1,931	—	—	—	141,944
Commercial real estate	680,060	1,846	—	—	1,343	683,249
Residential real estate	260,781	1,523	—	90	3,740	266,134
Commercial and financial	116,173	342	—	—	2,013	118,528
Consumer	12,643	—	31	—	—	12,674
Total PULs	1,209,670	5,642	31	90	7,096	1,222,529

PCI Loans
Construction and land development	135	—	—	—	16	151
Commercial real estate	8,403	1,034	—	—	1,391	10,828
Residential real estate	556	—	—	—	2,162	2,718
Commercial and financial	74	635	—	—	28	737
Consumer	—	—	—	—	—	—
Total PCI Loans	9,168	1,669	—	—	3,597	14,434

Total Loans	$4,775,965	$19,607	$2,640	$526	$26,476	$4,825,214

The reduction in interest income associated with loans on nonaccrual status was approximately $0.4 million, $1.0 million, and $0.7 million, for the years ended December 31, 2019, 2018, and 2017, respectively.
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

Risk ratings on commercial lending facilities are re-evaluated during the annual review process at a minimum, based on the size of the aggregate exposure, and/or when there is a credit action of the existing credit exposure. The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of:

	December 31, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Net Loans
Construction and land development	$317,765	$2,235	$5,113	$—	$325,113
Commercial real estate	2,331,725	26,827	20,098	321	2,378,971
Residential real estate	1,482,278	7,364	18,221	—	1,507,863
Commercial and financial	755,957	11,925	9,496	874	778,252
Consumer	203,966	3,209	1,030	—	208,205
Total Net Loans	$5,091,691	$51,560	$53,958	$1,195	$5,198,404

	December 31, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Net Loans
Construction and land development	$428,044	$10,429	$5,095	$—	$443,568
Commercial real estate	2,063,589	41,429	27,048	—	2,132,066
Residential real estate	1,296,634	3,654	24,089	—	1,324,377
Commercial and financial	707,663	8,387	6,247	25	722,322
Consumer	198,367	3,397	1,117	—	202,881
Total Net Loans	$4,694,297	$67,296	$63,596	$25	$4,825,214

Loans to directors and executive officers totaled $1.7 million and $0.9 million at December 31, 2019 and 2018, respectively. No new loans were originated to directors or officers in 2019.
Concentrations of Credit
The Company's lending activity occurs primarily in Florida, with concentrations in the state's fastest growing markets including the Fort Lauderdale, Boca Raton, Palm Beach, Daytona, Orlando and Tampa markets.
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
The table below summarizes the changes in accretable yield on PCI loans for the years ended:

	December 31,
(In thousands)	2019	2018	2017
Beginning balance	$2,924	$3,699	$3,807
Additions	—	—	763
Deletions	—	(43)	(11)
Accretion	(1,778)	(1,291)	(1,647)
Reclassifications from non-accretable difference	703	559	787
Ending Balance	$1,849	$2,924	$3,699

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
During the twelve months ended December 31, 2019, there were nine loans totaling $4.7 million modified in a TDR. There were four defaults totaling $3.2 million of loans modified in TDRs within the twelve months preceding December 31, 2019. During the twelve months ended December 31, 2018, there were four loans totaling $0.2 million modified in a TDR and there were no payment defaults on loans that had been modified to a TDR within the previous twelve months. During the twelve months ended December 31, 2017, there was one loan totaling $0.1 million modified in a TDR and there were no payment defaults on loans that had been modified to a TDR within the previous twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and a specific allowance for loan loss is assigned in accordance with the Company’s policy.
Impaired Loans
Loans are considered impaired if they are 90 days or more past due, in nonaccrual status, or are TDRs. As of December 31, 2019 and 2018, the Company’s recorded investment in impaired loans, excluding PCI loans, and related valuation allowance was as follows:

	December 31, 2019
	Recorded	Unpaid Principal	Related Valuation
(In thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$4,995	$5,186	$—
Commercial real estate	6,070	7,590	—
Residential real estate	9,470	14,182	—
Commercial and financial	3,485	4,475	—
Consumer	111	125	—

Impaired Loans with an Allowance Recorded:
Construction and land development	62	78	14
Commercial real estate	4,196	4,196	220
Residential real estate	4,914	4,914	834
Commercial and financial	2,567	3,115	1,731
Consumer	226	239	59

Total Impaired Loans
Construction and land development	5,057	5,264	14
Commercial real estate	10,266	11,786	220
Residential real estate	14,384	19,096	834
Commercial and financial	6,052	7,590	1,731
Consumer	337	364	59
Total Impaired Loans	$36,096	$44,100	$2,858

	December 31, 2018
	Recorded	Unpaid Principal	Related Valuation
(In thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$15	$229	$—
Commercial real estate	3,852	5,138	—
Residential real estate	13,510	18,111	—
Commercial and financial	1,191	1,414	—
Consumer	280	291	—

Impaired Loans with an Allowance Recorded:
Construction and land development	196	211	22
Commercial real estate	9,786	12,967	369
Residential real estate	5,537	5,664	805
Commercial and financial	2,131	2,309	1,498
Consumer	202	211	34

Total Impaired Loans
Construction and land development	211	440	22
Commercial real estate	13,638	18,105	369
Residential real estate	19,047	23,775	805
Commercial and financial	3,322	3,723	1,498
Consumer	482	502	34
Total Impaired Loans	$36,700	$46,545	$2,728

Impaired loans also include TDRs where concessions have been granted to borrowers who have experienced financial difficulty. At December 31, 2019 and 2018, accruing TDRs totaled $11.1 million and $13.3 million, respectively.
Average impaired loans for the years ended December 31, 2019, 2018, and 2017 were $35.6 million, $35.3 million, and $30.9 million, respectively. The impaired loans were measured for impairment based on the value of underlying collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. The valuation allowance is included in the allowance for loan losses.
Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions in principal. For the years ended December 31, 2019, 2018 and 2017, the Company recorded $2.0 million, $2.0 million, and $1.5 million, respectively, in interest income on impaired loans.
For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $0.1 million, $0.2 million and $0.3 million, respectively, for 2019, 2018, and 2017 was included in interest income and represents the change in present value attributable to the passage of time.

Note F - Allowance for Loan Losses
Activity in the allowance for loans losses for the three years ended December 31, 2019, 2018 and 2017 is summarized as follows:

(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
December 31, 2019
Construction and land development	$2,233	$(421)	$—	$31	$(1)	$1,842
Commercial real estate	11,112	1,677	(248)	744	(61)	13,224
Residential real estate	7,775	(231)	(152)	338	(63)	7,667
Commercial and financial	8,585	7,969	(7,550)	712	—	9,716
Consumer	2,718	2,005	(2,609)	595	(4)	2,705
Total	$32,423	$10,999	$(10,559)	$2,420	$(129)	$35,154

December 31, 2018
Construction and land development	$1,642	$564	$—	$27	$—	$2,233
Commercial real estate	9,285	4,736	(3,139)	292	(62)	11,112
Residential real estate	7,131	29	(80)	816	(121)	7,775
Commercial and financial	7,297	4,359	(3,396)	325	—	8,585
Consumer	1,767	2,042	(1,411)	329	(9)	2,718
Total	$27,122	$11,730	$(8,026)	$1,789	$(192)	$32,423

December 31, 2017
Construction and land development	$1,219	$(471)	$—	$896	$(2)	$1,642
Commercial real estate	9,273	(264)	(407)	747	(64)	9,285
Residential real estate	7,483	125	(569)	336	(244)	7,131
Commercial and financial	3,636	5,304	(1,869)	226	—	7,297
Consumer	1,789	954	(1,257)	290	(9)	1,767
Total	$23,400	$5,648	$(4,102)	$2,495	$(319)	$27,122

As discussed in Note A, "Significant Accounting Policies," the allowance for loan losses is comprised of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company's loan portfolio (excluding PCI loans) and related allowance at December 31, 2019 and 2018 is shown in the following tables.

	December 31, 2019
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$5,057	$14	$319,896	$1,828	$324,953	$1,842
Commercial real estate	10,267	220	2,358,487	13,004	2,368,754	13,224
Residential real estate	14,383	834	1,491,770	6,833	1,506,153	7,667
Commercial and financial	6,052	1,731	771,621	7,985	777,673	9,716
Consumer	337	59	207,868	2,646	208,205	2,705
Total	$36,096	$2,858	$5,149,642	$32,296	$5,185,738	$35,154

	December 31, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$211	$22	$443,206	$2,211	$443,417	$2,233
Commercial real estate	13,638	369	2,107,600	10,743	2,121,238	11,112
Residential real estate	19,047	805	1,302,612	6,970	1,321,659	7,775
Commercial and financial	3,322	1,498	718,263	7,087	721,585	8,585
Consumer	482	34	202,399	2,684	202,881	2,718
Total	$36,700	$2,728	$4,774,080	$29,695	$4,810,780	$32,423

Loans collectively evaluated for impairment reported at December 31, 2019 included acquired loans that are not PCI loans. At December 31, 2019, the remaining fair value adjustments for loans acquired was $33.3 million, or 3.84% of the outstanding aggregate PUL balances. At December 31, 2018, the remaining fair value adjustments for loans acquired was $47.0 million, or 3.86% of the outstanding aggregate PUL balances.
These amounts, which represent the remaining fair value discount of each PUL, are accreted into interest income over the remaining lives of the related loans on a level yield basis. Provisions for loan losses of $0.7 million and net charge-offs of $0.7 million were recorded for these loans during 2019. Recapture of $0.2 million and net recoveries of $0.1 million were recorded during 2018 and 2017, respectively.
The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	PCI Loans Individually Evaluated for Impairment		PCI Loans Individually Evaluated for Impairment
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$160	$—	$151	$—
Commercial real estate	10,217	—	10,828	—
Residential real estate	1,710	—	2,718	—
Commercial and financial	579	—	737	—
Consumer	—	—	—	—
Total	$12,666	$—	$14,434	$—

Note G - Bank Premises and Equipment
Bank premises and equipment as of:

(In thousands)	Cost	Accumulated Depreciation & Amortization	Net Carrying Value
December 31, 2019
Premises (including land of $18,546)	$83,020	$(26,180)	$56,840
Furniture and equipment	37,364	(27,589)	9,775
Total	$120,384	$(53,769)	$66,615

December 31, 2018
Premises (including land of $18,546)	$85,027	$(26,107)	$58,920
Furniture and equipment	36,892	(24,788)	12,104
Total	$121,919	$(50,895)	$71,024

Note H - Goodwill and Acquired Intangible Assets
The following table presents changes in the carrying amount of goodwill:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Beginning of year	$204,753	$147,578	$64,649
Changes from business combinations	533	57,175	82,929
Total	$205,286	$204,753	$147,578

The Company performs an analysis for goodwill impairment on an annual basis. Based on the analysis performed in the fourth quarter, the Company has concluded goodwill was not impaired as of December 31, 2019 and 2018.
Acquired intangible assets consist of core deposit intangibles ("CDI"), which are intangible assets arising from the purchase of deposits separately or from bank acquisitions. The change in balance for CDI is as follows:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Beginning of year	$24,807	$18,937	$14,572
Acquired CDI, including measurement period adjustments	(676)	10,170	7,726
Amortization expense	(5,826)	(4,300)	(3,361)
End of year	$18,305	$24,807	$18,937

(In months)
Remaining average amortization period for CDI	47	58	63

The gross carrying amount and accumulated amortization of the Company's CDI subject to amortization as of:

	December 31, 2019		December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deposit base	$36,015	$(17,710)	$36,691	$(11,884)

The annual amortization expense for the Company's CDI determined using the straight line method for each of the five years subsequent to December 31, 2019 is $5.7 million, $4.5 million, $4.0 million, $3.3 million and $0.6 million, respectively.
Mortgage servicing rights ("MSRs") retained from the sale of Small Business Administration ("SBA") guarantees totaled $1.8 million and $1.1 million at December 31, 2019 and 2018, respectively.

Note I - Borrowings
A significant portion of the Company's short-term borrowings were comprised of securities sold under agreements to repurchase with overnight maturities:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Maximum amount outstanding at any month end	$193,388	$341,213	$216,094
Weighted average interest rate at end of year	1.17%	1.14%	0.71%
Average amount outstanding	$106,142	$200,839	$171,686
Weighted average interest rate during the year	1.35%	0.90%	0.46%

Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. Company securities pledged were as follows by collateral type and maturity as of:

	December 31,
(In thousands)	2019	2018	2017
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	$94,354	$246,829	$248,654

At December 31, 2019, Seacoast Bank had secured lines of credit of $2.1 billion, of which $315 million was outstanding from the Federal Home Loan Bank ("FHLB"). During 2019, the average interest rate on short-term borrowings was 2.28% and the weighted average interest rate on balances outstanding at December 31, 2019 was 1.72%.
The following table summarizes the Company's junior subordinated debentures and related trust preferred and common equity securities as of December 31, 2019:

(In thousands)
Description	Issuance Date	Acquisition Date[1]	Maturity Date	Junior Subordinated Debt	Trust Preferred Securities	Common Equity Securities	Contractual Interest Rate	Interest Rate at December 31, 2019
SBCF Capital Trust I	3/31/2005	n/a	3/31/2035	$20,619	$20,000	$619	3 month LIBOR +175bps	3.69%
SBCF Statutory Trust II	12/16/2005	n/a	12/16/2035	20,619	20,000	619	3 month LIBOR +133bps	3.22%
SBCF Statutory Trust III	6/29/2007	n/a	6/15/2037	12,372	12,000	372	3 month LIBOR +135bps	3.24%
BANKshares, Inc. Statutory Trust I	12/19/2002	10/1/2014	12/26/2032	5,155	5,000	155	3 month LIBOR +325bps	5.20%
BANKshares, Inc. Statutory Trust II	3/17/2004	10/1/2014	3/17/2034	4,124	4,000	124	3 month LIBOR +279bps	4.69%
BANKshares, Inc. Capital Trust I	12/15/2005	10/1/2014	12/15/2035	5,155	5,000	155	3 month LIBOR +139bps	3.30%
Grand Bank Capital Trust I	10/29/2004	7/17/2015	10/29/2034	7,217	7,000	217	3 month LIBOR +198bps	3.94%
				$75,261	$73,000	$2,261
[1]Acquired junior subordinated debentures were recorded at their acquisition date fair values, which collectively was $5.6 million lower than face value; this amount is being amortized into interest expense over the remaining term to maturity.

Interest on the trust preferred securities is calculated on the basis of 3-month LIBOR plus spread and is re-set quarterly. The trust preferred securities may be redeemed without penalty, upon approval of the Federal Reserve or upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in March, June, September, and December of each year. The proceeds of the offering of trust preferred securities and common equity securities were used by SBCF Capital Trust I and SBCF Statutory Trust II to purchase the $41.2 million junior subordinated deferrable interest notes issued by the Company, and by SBCF Statutory Trust III to purchase the $12.4 million junior subordinated deferrable interest notes issued by the Company, all of which have terms substantially similar to the trust preferred securities.
The Company has the right to defer payments of interest on the notes at any time or from time to time at the Company's election. Interest can be deferred for a period not longer than five years. If the Company elects to defer interest, it may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2019, 2018 and 2017, all interest payments on trust preferred securities were current.
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

Note J - Employee Benefits and Stock Compensation
The Company’s defined contribution plan covers substantially all employees after one year of service and includes a matching benefit for employees who can elect to defer a portion of their compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The Company's contributions to this plan charged to operations were $2.4 million in 2019, $2.1 million in 2018, and $1.9 million in 2017.
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
Awards are currently granted under the Seacoast 2013 Incentive Plan (“2013 Plan”), which shareholders approved on May 23, 2013 and has been twice amended to increase the number of authorized shares for issuance thereunder to 4,250,000. The 2013 Plan expires on May 26, 2025. Approximately 1,057,000 shares remain available for issuance as of December 31, 2019.
The impact of share-based compensation on the Company’s financial results is presented below:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Share-based compensation expense	$7,244	$7,823	5,267
Income tax benefit	(1,723)	(1,911)	(1,966)

The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2019 is presented below:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock awards	$3,577	1.6
Restricted stock units	3,921	1.7
Stock options	697	0.9
Total	$8,195	1.6

Restricted Stock Awards
RSAs are granted to various employees and vest over time, generally three years. Compensation cost of RSAs is based on the market value of the Company’s common stock at the date of grant and is recognized over the required service period on a straight-line basis. The Company’s accounting policy is to recognize forfeitures as they occur.
A summary of the status of the Company’s non-vested RSAs as of December 31, 2019, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2019	295,130	$24.09
Granted	157,861	26.86
Forfeited/Canceled	(63,666)	25.83
Vested	(175,374)	23.54
Non-vested at December 31, 2019	213,951	26.07

Information regarding restricted stock awards during each of the following years is presented below:

	Year Ended December 31,
	2019	2018	2017
Shares granted	157,861	242,613	114,331
Weighted-average grant date fair value	$26.86	$26.48	$24.08
Fair value of awards vested[1]	$4,128	$2,515	$1,407
[1]Based on grant date fair value, in thousands

Restricted Stock Units
RSUs granted in 2019 allow the grantee to earn 0%-225% while RSUs granted in 2018 and 2017 allow the grantee to earn 0%-200% of the target award all based on the Company's adjusted earnings per share growth or its adjusted return on average tangible equity, each measured over a three year period beginning with the year of grant. Certain RSUs granted in 2016 allow the grantee to earn 0%-200% of the target award as determined by both the Company's adjusted net income and its adjusted return on tangible equity. The 2016 awards measure performance through December 31, 2019.
A summary of the status of the Company’s non-vested RSUs as of December 31, 2019, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2019	503,111	$19.69
Granted	75,002	30.02
Forfeited/Canceled	(8,242)	20.29
Vested	(187,941)	15.24
Non-vested at December 31, 2019	381,930	23.89

 Information regarding restricted stock units during each of the following years:

	For the Year Ended December 31,
	2019	2018	2017
Shares granted	75,002	173,193	164,268
Weighted-average grant date fair value	$30.02	$24.02	$23.94
Fair value of awards vested[1]	$2,864	$1,095	$937
[1]Based on grant date fair value

Stock Options
The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2019	2018	2017
Risk-free interest rates	2.53%	2.56%	1.85%
Expected dividend yield	—%	—%	—%
Expected volatility	34.5%	26.6%	25.4%
Expected lives (years)	5.0	5.0	5.0

A summary of the Company’s stock options as of December 31, 2019, and changes during the year then ended, are presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2019	933,495	$22.00
Granted	3,438	28.42
Exercised	(28,824)	14.86
Forfeited	(4,330)	29.17
Outstanding at December 31, 2019	903,779	22.22	6.14	$7,669
Exercisable at December 31, 2019	633,561	19.82	5.65	6,848

Information related to stock options during each of the following years:

	For the Year Ended December 31,
	2019	2018	2017
Options granted	3,438	219,118	297,576
Weighted-average grant date fair value	$28.42	$5.65	$4.66
Intrinsic value of stock options exercised	277	3,045	1,143

The following table summarizes information related to stock options as of December 31, 2019:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$10.54 to $14.82	368,611	4.2	334,016	$12.42
$15.99 to $28.69	326,909	7.1	229,824	27.16
$31.15 to $31.15	208,259	8.2	69,721	31.15
Total	903,779	6.1	633,561	$19.82

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), as amended, was approved by shareholders on April 25, 1989, and additional shares were authorized for issuance by shareholders on June 18, 2009 and May 2, 2013. Under the ESPP, the Company is authorized to issue up to 300,000 common shares of the Company’s common stock to eligible employees of the Company.  These shares may be purchased by employees at a price equal to 95% of the fair market value of the shares on the purchase date.  Purchases under the ESPP are made monthly.  Employee contributions to the ESPP are made through payroll deductions.

	2019	2018	2017
ESPP shares purchased	16,320	15,225	12,434
Weighted-average employee purchase price	$25.39	$26.85	$22.67

Note K - Lease Commitments
The Company is the lessee in various noncancellable operating leases for land, buildings, and equipment. Certain leases contain provisions for variable lease payments that are linked to the consumer price index. Lease cost for the year ended December 31, 2019 consists of:

(In thousands)	For the Year Ended December 31, 2019
Operating lease cost	$5,570
Variable lease cost	1,211
Short-term lease cost	715
Sublease income	(618)
Total lease cost	$6,878

The following table provides supplemental information related to leases as of and for the year ended December 31, 2019:

(In thousands, except for weighted average data)	December 31, 2019
Operating lease right-of-use assets	$26,165
Operating lease liabilities	30,098
Cash paid for amounts included in the measurement of operating lease liabilities	5,936
Right-of-use assets obtained in exchange for new operating lease obligations	1,224
Weighted average remaining lease term for operating leases	8.5 years
Weighted average discount rate for operating leases	4.70%

The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the lease liability. Maturities of lease liabilities as of December 31, 2019 are as follows:

For the Year Ended December 31, 2019	(In thousands)
2020	$5,626
2021	4,965
2022	4,436
2023	3,725
2024	3,734
Thereafter	14,498
Total undiscounted cash flows	36,984
Less: Net present value adjustment	(6,886)
Total	$30,098

Note L - Income Taxes
The provision for income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Current
Federal	$20,954	$9,078	$667
State	1,932	—	2

Deferred
Federal	2,808	7,018	32,791
State	4,179	4,163	2,876
	$29,873	$20,259	$36,336

The difference between the total expected tax expense (computed by applying the U.S. Federal tax rate of 21% to pretax income in 2019 and 2018 and 35% in 2017) and the reported income tax provision relating to income before income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Tax rate applied to income before income taxes	$27,008	$18,381	$27,720
Increase (decrease) resulting from the effects of:
Tax law change	—	—	8,552
Nondeductible acquisition costs	125	207	657
Tax exempt interest on loans, obligations of states and political subdivisions and bank owned life insurance	(1,282)	(667)	(1,445)
State income taxes	(1,283)	(874)	(1,007)
Tax credit investments	(72)	(33)	(165)
Stock compensation	(698)	(918)	(1,027)
Other	(36)	—	173
Federal tax provision	23,762	16,096	33,458
State tax provision	6,111	4,163	2,878
Total income tax provision	$29,873	$20,259	$36,336

 The net deferred tax assets (liabilities) are comprised of the following as of:

	December 31,
(In thousands)	2019	2018
Allowance for loan losses	$8,949	$8,592
Premises and equipment	—	1,670
Other real estate owned	8	207
Accrued stock compensation	2,406	2,547
Federal tax loss carryforward	3,601	4,699
State tax loss carryforward	1,110	2,912
Alternative minimum tax credit carryforward	530	—
Lease liabilities	7,381	—
Net unrealized securities losses	—	4,658
Deferred compensation	2,458	2,287
Accrued interest and fee income	3,106	7,674
Other	378	1,627
Gross deferred tax assets	29,927	36,873
Less: Valuation allowance	—	—
Deferred tax assets net of valuation allowance	29,927	36,873

Core deposit base intangible	(4,005)	(5,706)
Net unrealized securities gains	(1,210)	—
Premises and equipment	(114)	—
Right of use assets	(6,416)	—
Other	(1,725)	(2,213)
Gross deferred tax liabilities	(13,470)	(7,919)
Net deferred tax assets	$16,457	$28,954

Included in the table above is the effect of temporary differences associated with the Company's investments in debt securities accounted for under ASC Topic 320, for which no deferred tax expense or benefit was recognized. These items are recorded as Accumulated Other Comprehensive Income in the shareholders' equity section of the consolidated balance sheet. In 2019, unrealized gains of $5.7 million resulted in a deferred tax liability of $1.2 million. In 2018, unrealized losses of $17.7 million resulted in a deferred tax asset of $4.7 million.

At December 31, 2019, the Company's net deferred tax assets ("DTAs") of $16.5 million consists of approximately $12.9 million of net U.S. federal DTAs and $3.5 million of net state DTAs.
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
A valuation allowance could be required in future periods based on the assessment of positive and negative evidence. Management's conclusion at December 31, 2019 that it is more likely than not that the net DTAs of $16.5 million will be realized is based upon estimates of future taxable income that are supported by internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recorded for some or all of the Company's DTAs. The establishment of a DTA valuation allowance could have a material adverse effect on the Company's financial condition and results of operations.
Management expects to realize the $16.5 million in net DTAs well in advance of the statutory carryforward period. At December 31, 2019, approximately $3.6 million of DTAs relate to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, $1.1 million of the DTAs relate to state net operating losses which will expire in annual installments beginning in 2029 through 2034. Remaining DTAs are not related to net operating losses or credits and therefore, have no expiration date.
The Company recognizes interest and penalties, as appropriate, as part of the provisioning for income taxes. No interest or penalties were accrued at December 31, 2019.
In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognized $0.8 million, $1.1 million and $1.1 million in 2019, 2018 and 2017, respectively, of discrete tax benefits related to share-based compensation.
In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, amortization of the Company's low-income housing credit investment of $0.9 million, $1.0 million and $0.7 million has been reflected as income tax expense for the years ended December 31, 2019, 2018 and 2017, respectively. The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2019 were $0.8 million, $0.9 million, and $0.2 million, respectively. The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2018 were $0.8 million, $1.0 million and $0.2 million, respectively. The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2017 were $0.6 million, $0.7 million and $0.3 million, respectively. The carrying value of the investment in affordable housing credits is $7.4 million and $8.3 million at December 31, 2019 and 2018, respectively, of which $0.5 million and $3.2 million, respectively, is unfunded.
The Company has no unrecognized income tax benefits or provisions due to uncertain income tax positions. The following are the major tax jurisdictions in which the Company operates and the earliest tax year, exclusive of the impact of the net operating loss carryforwards, subject to examination:

Jurisdiction	Tax Year
United States of America	2016
Florida	2016

Enactment of the Tax Cuts and Jobs Act of 2017 ( the "Tax Reform Act") required the Company to revalue its existing net DTA based on the future federal corporate tax rate of 21%. The DTA revaluation resulted in a one-time charge to income tax expense in 2017 in the amount of $8.6 million. Upon the filing of the Company's 2017 income tax return, a $0.2 million tax benefit was recorded in 2018 to true-up the initial estimate. No further adjustments related to the Tax Reform Act are expected.
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
Note M - Noninterest Income and Expenses
Details of noninterest income and expense are as follows:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Noninterest Income
Service charges on deposit accounts	$11,529	$11,198	$10,049
Trust fees	4,443	4,183	3,705
Mortgage banking fees	6,490	4,682	6,449
Brokerage commissions and fees	1,909	1,732	1,352
Marine finance fees	1,054	1,398	910
Interchange income	13,399	12,335	10,583
BOLI income	3,674	4,291	3,426
SBA gains	2,472	2,474	579
Other	10,545	8,352	6,177
	55,515	50,645	43,230
Gain on sale of Visa stock	—	—	15,153
Securities gains (losses), net	1,217	(623)	86
Total Noninterest Income	$56,732	$50,022	$58,469

Noninterest Expenses
Salaries and wages	73,829	71,111	65,692
Employee benefits	13,697	12,945	11,732
Outsourced data processing costs	15,077	16,374	14,116
Telephone and data lines	2,958	2,481	2,291
Occupancy	14,284	13,394	13,290
Furniture and equipment	6,245	6,744	6,067
Marketing	4,161	5,085	4,784
Legal and professional fees	8,553	9,961	11,022
FDIC assessments	881	2,195	2,326
Amortization of intangibles	5,826	4,300	3,361
Foreclosed property expense and net loss (gain) on sale	51	461	(300)
Other	15,177	17,222	15,535
Total Noninterest Expenses	$160,739	$162,273	$149,916

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
At December 31, 2019 and 2018, the Company and Seacoast Bank, its wholly-owned banking subsidiary, were both considered "well capitalized" based on the applicable U.S. regulatory capital ratio requirements as reflected in the table below:

			Minimum to meet "Well Capitalized" Requirements			Minimum for Capital Adequacy Purpose[1]
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Seacoast Banking Corporation of Florida
(Consolidated)

At December 31, 2019:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$860,934	15.71%	n/a		n/a	$438,506	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	825,640	15.06	n/a		n/a	328,880	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	754,555	13.77	n/a		n/a	246,660	≥	4.50
Leverage Ratio (to adjusted average assets)	825,640	12.20	n/a		n/a	270,788	≥	4.00
At December 31, 2018:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$744,687	14.43%	n/a		n/a	$412,754	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	712,144	13.80	n/a		n/a	309,566	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	641,340	12.43	n/a		n/a	232,174	≥	4.50
Leverage Ratio (to adjusted average assets)	712,144	11.16	n/a		n/a	255,167	≥	4.00

Seacoast National Bank
(A Wholly Owned Bank Subsidiary)
At December 31, 2019:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$804,058	14.68%	$547,440	≥	10.00%	$437,952	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	768,764	14.04	437,952	≥	8.00	328,464	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	768,764	14.04	355,836	≥	6.50	246,348	≥	4.50
Leverage Ratio (to adjusted average assets)	768,764	11.38	337,787	≥	5.00	270,230	≥	4.00
At December 31, 2018:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$701,093	13.60%	$515,607	≥	10.00%	$412,486	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	668,550	12.97	412,486	≥	8.00	309,364	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	668,550	12.97	335,145	≥	6.50	232,023	≥	4.50
Leverage Ratio (to adjusted average assets)	668,550	10.49	318,795	≥	5.00	255,036	≥	4.00
[1]Excludes the Basel III capital conservation buffer of 2.5% for 2019 and 1.875% for 2018, which if not exceeded may constrain dividends, equity repurchases and compensation.
n/a - not applicable

The Company has reserved 300,000 common shares for issuance in connection with an employee stock purchase plan and 1,000,000 common shares for issuance in connection with an employee profit sharing plan.
Holders of common stock are entitled to one vote per share on all matters presented to shareholders as provided in the Company’s Articles of Incorporation. The Company implemented a dividend reinvestment plan during 2007, issuing no shares from treasury stock under this plan during 2019 or 2018.

Note O - Seacoast Banking Corporation of Florida (Parent Company Only) Financial Information
Balance Sheets

	December 31,
(In thousands)	2019	2018
Assets
Cash	$70	$197
Securities purchased under agreement to resell with subsidiary bank, maturing within 30 days	52,979	40,130
Investment in subsidiaries	1,005,756	897,683
Other assets	1,515	777
	$1,060,320	$938,787

Liabilities and Shareholders' Equity
Subordinated debt	$71,085	$70,804
Other liabilities	3,700	3,716
Shareholders' equity	985,535	864,267
	$1,060,320	$938,787

Statements of Income (Loss)

	Year Ended December 31,
(In thousands)	2019	2018	2017
Income
Interest/other	$679	$484	$2,104
Dividends from subsidiary Bank	—	—	—
Gain on sale of Visa Class B stock	—	—	15,153
	679	484	17,257

Interest expense	3,368	3,165	2,499
Other expenses	651	879	649
(Loss) income before income taxes and equity in undistributed income of subsidiaries	(3,340)	(3,560)	14,109
Income tax (benefit) provision	(702)	(747)	4,938

(Loss) Income before equity in undistributed income of subsidiaries	(2,638)	(2,813)	9,171
Equity in undistributed income of subsidiaries	101,377	70,088	33,694
Net income	$98,739	$67,275	$42,865

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income	$98,739	$67,275	$42,865
Equity in undistributed income of subsidiaries	(101,377)	(70,088)	(33,694)
Gain on sale of Visa Class B stock	—	—	(15,153)
Net (increase) decrease in other assets	(738)	(10,045)	1,415
Net increase (decrease) in other liabilities	265	(3,431)	4,005
Net cash provided by (used in) operating activities	(3,111)	(16,289)	(562)

Cash flows from investing activities
Net cash paid for bank acquisition	—	(6,558)	(27,862)
Investment in unconsolidated subsidiary	(10)	—	—
Purchase of Visa Class B stock	—	—	(6,180)
Proceeds from sale of Visa Class B stock	—	21,333	—
Dividends from bank subsidiary	18,082	—	—
(Increase) decrease in securities purchased under agreement to resell, maturing within 30 days, net	(12,849)	(421)	(20,475)
Net cash provided by (used in) investment activities	5,223	14,354	(54,517)

Cash flows from financing activities
Issuance of common stock, net of related expense	—	—	55,641
Stock based employment benefit plans	(2,239)	978	(56)
Net cash provided by financing activities	(2,239)	978	55,585

Net change in cash	(127)	(957)	506
Cash at beginning of year	197	1,154	648
Cash at end of year	$70	$197	$1,154

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,186	$2,936	$2,205

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

Unfunded commitments for the Company as of:

	December 31,
(In thousands)	2019	2018
Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,018,020	$982,739

Standby letters of credit and financial guarantees written:
Secured	13,073	17,736
Unsecured	663	847

Unfunded limited partner equity commitment	6,011	7,252

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, equipment, and commercial and residential real estate. Of the $1.0 billion in commitments to extend credit outstanding at December 31, 2019, $399.7 million is secured by 1-4 family residential properties for individuals with approximately $39.4 million at fixed interest rates ranging from 3.24% to 6.50%.
Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. These instruments have fixed termination dates and most end without being drawn; therefore, they do not represent a significant liquidity risk. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting these commitments for which collateral is deemed necessary. Collateral held for secured standby letters of credit at December 31, 2019 and 2018 totaled $13.2 million and $19.1 million, respectively.
Unfunded limited partner equity commitments at December 31, 2019 totaled $6.0 million that the Company has committed to small business investment companies under the SBIC Act to be used to provide capital to small businesses and entities that provide low income housing tax credits.

Note Q - Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at December 31, 2019 and December 31, 2018 included:

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Measurements	Level 1	Level 2	Level 3
At December 31, 2019
Available-for-sale debt securities[1]	$946,855	$100	$946,755	$—
Loans held for sale[2]	20,029	—	20,029	—
Loans[3]	5,123	—	1,419	3,704
Other real estate owned[4]	12,390	—	241	12,149
Equity securities[5]	6,392	6,392	—	—

At December 31, 2018
Available-for-sale debt securities[1]	$865,831	$100	$865,731	$—
Loans held for sale[2]	11,873	—	11,873	—
Loans[3]	8,590	—	2,290	6,300
Other real estate owned[4]	12,802	—	297	12,505
Equity securities[5]	6,205	6,205	—	—
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

Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on contractual terms of the loan in accordance with Company policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of December 31, 2019 and 2018. The aggregate fair value and contractual balance of loans held for sale as of December 31, 2019 and 2018 is as follows:

	December 31,
(In thousands)	2019	2018
Aggregate fair value	$20,029	$11,873
Contractual balance	19,445	11,562
Excess	584	311

Loans: Level 2 loans consist of impaired real estate loans which are collateral dependent. Fair value is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. Level 3 loans consist of commercial and commercial real estate impaired loans. For these loans evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At December 31, 2019 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.4%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value totaled $5.1 million with a specific reserve of $2.9 million at December 31, 2019, compared to $8.6 million with a specific reserve of $2.7 million at December 31, 2018.

For loans classified as level 3, the changes included loans migrating to OREO of $4.7 million and paydowns and chargeoffs of $1.9 million, offset by additions of $4.0 million during the twelve months ended December 31, 2019.
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
For OREO classified as level 3 during the twelve months ended December 31, 2019, changes included addition of foreclosed loans of $5.5 million, offset by reductions primarily consisting of sales of $5.5 million and writedowns of $0.4 million.
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's monthly and/or quarter valuation process. There were no such transfers during the twelve months ended December 31, 2019 and 2018.
The carrying amount and fair value of the Company's other significant financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of December 31, 2019 and December 31, 2018 is as follows:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
At December 31, 2019
Financial Assets
Debt securities held-to-maturity[1]	$261,369	$—	$262,213	$—
Time deposits with other banks	3,742	—	—	3,744
Loans, net	5,158,127	—	—	5,139,491
Financial Liabilities
Deposits	5,584,753	—	—	5,584,621
Federal Home Loan Bank (FHLB) borrowings	315,000	—	—	314,995
Subordinated debt	71,085	—	64,017	—

At December 31, 2018
Financial Assets
Debt securities held-to-maturity[1]	$357,949	$—	$349,895	$—
Time deposits with other banks	8,243	—	—	8,132
Loans, net	4,784,201	—	—	4,835,248
Financial Liabilities
Deposits	5,177,240	—	—	5,172,098
Federal Home Loan Bank (FHLB) borrowings	380,000	—	—	380,027
Subordinated debt	70,804	—	61,224	—
[1]See Note D for further detail of recurring fair value basis of individual investment categories.

The short maturity of Seacoast’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest bearing deposits with other banks, FHLB borrowings and securities sold under agreement to repurchase.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31, 2019 and December 31, 2018:
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
In 2019, 2018, and 2017, options to purchase 491,000, 483,000, and 274,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	For the Year Ended December 31
(In thousands, except per share data)	2019	2018	2017
Basic earnings per share
Net Income	$98,739	$67,275	$42,865
Total weighted average common stock outstanding	51,449	47,969	42,613
Net income per share	$1.92	$1.40	$1.01

Diluted earnings per share
Net Income	$98,739	$67,275	$42,865

Total weighted average common stock outstanding	51,449	47,969	42,613
Add: Dilutive effect of employee restricted stock and stock options (See Note J)	580	779	737
Total weighted average diluted stock outstanding	52,029	48,748	43,350
Net income per share	$1.90	$1.38	$0.99

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

	October 20, 2017
(In thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$15,111	$15,096
Commercial real estate	73,139	69,554
Construction/development/land	11,706	10,390
Commercial loans	31,200	30,854
Consumer and other loans	6,761	6,645
Purchased credit-impaired	5,527	4,293
Total acquired loans	$143,444	$136,832

For the loans acquired we first segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we considered to identify loans as PCI loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as TDR, graded “special mention” or “substandard.” These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of October 20, 2017 for purchased credit-impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

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
The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance ("Book Balance") at acquisition date.

	November 3, 2017
(In thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$30,153	$30,990
Commercial real estate	134,705	132,089
Construction/development/land	69,686	67,425
Commercial loans	36,076	35,876
Consumer and other loans	179	172
Purchased credit-impaired	4,768	3,766
Total acquired loans	$275,567	$270,318

For the loans acquired we first segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we considered to identify loans as PCI loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as TDR, graded “special mention” or “substandard.” These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of November 3, 2017 for purchased credit-impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

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
As a result of this acquisition, the Company enhanced its presence in the Orlando, Daytona and Fort Lauderdale, Florida markets, expanded its customer base and leverage operating cost through economies of scale, and positively affected the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.
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

(In thousands)	Initially Measured October 19, 2018	Measurement Period Adjustments	As Adjusted October 19, 2018
Assets:
Cash	$29,434	$—	$29,434
Investment securities	32,145	—	32,145
Loans, net	631,497	—	631,497
Fixed assets	16,828	—	16,828
Other real estate owned	410	—	410
Core deposit intangibles	10,170	(676)	9,494
Goodwill	56,198	533	56,731
Other assets	40,669	178	40,847
Total assets	$817,351	$35	$817,386

Liabilities:
Deposits	$624,289	$—	$624,289
Other liabilities	79,018	35	79,053
Total liabilities	$703,307	$35	$703,342

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

For the loans acquired we first segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we considered to identify loans as PCI loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as TDR, graded “special mention” or “substandard.” These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of October 19, 2018 for purchased credit-impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

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
Acquisition Costs
Acquisition costs included in the Company’s income statement for the years ended December 31, 2019, 2018 and 2017 are $1.0 million, $9.7 million, and $12.9 million, respectively.
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

(a)Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, as defined in SEC Rule 13a-15 under the Exchange Act, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
In connection with the preparation of this Annual Report on Form 10-K, as of the end of the period covered by this report, an evaluation was performed, with the participation of the CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes.
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management believes that, as of December 31, 2019, the Company's internal control over financial reporting was effective.
The Company's independent registered public accounting firm, Crowe LLP, has issued an audit report on our internal control over financial reporting which is included herein.
(c)Change in Internal Control Over Financial Reporting
During the three months ended December 31, 2019, there were no changes in the internal control over financial reporting that occurred or that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Transactions and Business Relationships” in the 2020 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation”, “Compensation Discussion & Analysis”, “Compensation and Governance Committee Report” and “2019 Director Compensation” in the 2020 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the Company's common stock that may be issued under all of its existing compensation plans as of December 31, 2019.
Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities represented in column (a))
Equity compensation plans approved by shareholders:
2013 Plan[1]	903,779	$22.00	1,056,520
Employee Stock Purchase Plan[2]	—	—	53,114
TOTAL	903,779	$22.00	1,109,634
[1]Seacoast Banking Corporation of Florida 2013 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, prospectively.

[2]Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.
Additional information regarding the ownership of the Company's common stock is set forth under the headings “Proposal 1 - Election of Directors” and “Director, Executive Officers and Certain Beneficial Stock Ownership” in the 2020 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between the Company and its officers, directors and significant shareholders is set forth under the heading “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning the Company's principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Audit and Non- Audit Fees” in the 2020 Proxy Statement, and is incorporated herein by reference.
Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The Consolidated Financial Statements and the report of the Independent Registered Public Accounting Firm thereon listed in Item 8 are set forth commencing on page 77.

(a)(2)	List of financial statement schedules
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
Exhibit 2.1 Agreement and Plan of Merger
Dated November 3, 2016, by and among the Company, Seacoast Bank, GulfShore, Bancshares, Inc. and GulfShore Bank, incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed November 9, 2016.

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

Exhibit 2.4 Agreement and Plan of Merger
Dated June 11, 2018 by and among the Company, Seacoast Bank, First Green Bancorp, Inc. and First Green Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed June 15, 2018.

Exhibit 2.5 Agreement and Plan of Merger
Dated November 19, 2019 by and among the Company, Seacoast Bank and First Bank of the Palm Beaches incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed November 22, 2019.

Exhibit 2.6 Agreement and Plan of Merger
Dated January 23, 2020 by and among the Company, Seacoast Bank, Fourth Street Banking Company and Freedom Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed January 29, 2020.

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

Exhibit 4.1 Description of Securities
Incorporated herein by reference from Exhibit 4.1 to the Company’s Form 10-K, filed on February 27, 2020.

Exhibit 4.2 Specimen Common Stock Certificate
Incorporated herein by reference from Exhibit 4.1 to the Company’s Form 10-K, filed on March 17, 2014.

Exhibit 4.3 Junior Subordinated Indenture
Dated as of March 31, 2005, between the Company and Wilmington Trust Company, as Trustee (including the form of the Floating Rate Junior Subordinated Note, which appears in Section 2.1 thereof), incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 5, 2005.

Exhibit 4.4 Guarantee Agreement
Dated as of March 31, 2005 between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed April 5, 2005.

Exhibit 4.5 Amended and Restated Trust Agreement
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

Exhibit 4.6 Indenture
Dated as of December 16, 2005, between the Company and U.S. Bank National Association, as Trustee (including the form of the Junior Subordinated Debt Security, which appears as Exhibit A to the Indenture), incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005.

Exhibit 4.7 Guarantee Agreement
Dated as of December 16, 2005, between the Company, as Guarantor, and U.S. Bank National Association, as Guarantee Trustee, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2005.

Exhibit 4.8 Amended and Restated Declaration of Trust
Dated as of December 16, 2005, among the Company, as Sponsor, Dennis S. Hudson, III and William R. Hahl, as Administrators, and U.S. Bank National Association, as Institutional Trustee (including exhibits containing the related forms of the SBCF Statutory Trust II Common Securities Certificate and the Capital Securities Certificate), incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K filed December 21, 2005.

Exhibit 4.9 Indenture
Dated June 29, 2007, between the Company and LaSalle Bank, as Trustee (including the form of the Junior Subordinated Debt Security, which appears as Exhibit A to the Indenture), incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 3, 2007.

Exhibit 4.10 Guarantee Agreement
Dated June 29, 2007, between the Company, as Guarantor, and LaSalle Bank, as Guarantee Trustee, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed July 3, 2007.

Exhibit 4.11 Amended and Restated Declaration of Trust
Dated June 29, 2007, among the Company, as Sponsor, Dennis S. Hudson, III and William R. Hahl, as Administrators, and LaSalle Bank, as Institutional Trustee (including exhibits containing the related forms of the SBCF Statutory Trust III Common Securities Certificate and the Capital Securities Certificate), incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K filed July 3, 2007.

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

Exhibit 10.3 Dividend Reinvestment and Stock Purchase Plan
Incorporated by reference to the Company’s Form S-3 File No. 333-221822, filed on November 30, 2017.

Exhibit 10.4 Executive Deferred Compensation Plan*
Incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed March 30, 2001.

Exhibit 10.5 Amended and Restated Directors Deferred Compensation Plan*
Incorporated herein by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed March 14, 2016.

Exhibit 10.6 2013 Incentive Plan
Incorporated herein by reference from Appendix A to the Company’s Proxy Statement on Form DEF 14A, filed April 9, 2013.

Exhibit 10.7 Form of Change of Control Employment Agreement with Charles Cross, David Houdeshell and Charles Shaffer*
Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed November 3, 2014.

Exhibit 10.8 Employment Agreement*
Dated December 18, 2014 between Dennis S. Hudson, III and the Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 19, 2014.

Exhibit 10.9 Amendment to Employment Agreement with Dennis S. Hudson, III
Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 27, 2017.

Exhibit 10.10 Form of Change of Control Employment Agreement with Charles Cross, David Houdeshell and Charles Shaffer
Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed September 23, 2016.

Exhibit 21 Subsidiaries of Registrant

Exhibit 23.1 Consent of Independent Registered Public Accounting Firm

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1** Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 111 the Emergency Economic Stability Act, as amended

Exhibit 32.2** Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 111 the Emergency Economic Stability Act, as amended

Exhibit 101 The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104 The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL.

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
Dennis S. Hudson, III
Chairman of the Board and Chief Executive Officer
Date: February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Dennis S. Hudson, III	February 27, 2020
Dennis S. Hudson, III, Chairman of the Board,
Chief Executive Officer and Director
(principal executive officer)

/s/ Charles M. Shaffer	February 27, 2020
Charles M. Shaffer, Executive Vice President and
Chief Operating Officer and Chief Financial Officer
(principal financial and accounting officer)

/s/ Dennis J. Arczynski	February 27, 2020
Dennis J. Arczynski, Director

/s/ Jacqueline L. Bradley	February 27, 2020
Jacqueline L. Bradley, Director

/s/ H. Gilbert Culbreth, Jr.	February 27, 2020
H. Gilbert Culbreth, Jr, Director

/s/ Julie H. Daum	February 27, 2020
Julie H. Daum, Director

/s/ Christopher E. Fogal	February 27, 2020
Christopher E. Fogal, Director

/s/ Maryann B. Goebel	February 27, 2020
Maryann B. Goebel, Director

/s/ Robert J. Lipstein	February 27, 2020
Robert J. Lipstein, Director

/s/ Herbert A. Lurie	February 27, 2020
Herbert A. Lurie, Director

/s/ Alvaro J. Monserrat	February 27, 2020
Alvaro J. Monserrat, Director

/s/ Thomas E. Rossin	February 27, 2020
Thomas E. Rossin, Director