Form 10-Q
period 2020-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2020-05-07
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR

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

Common Stock, $0.10 Par Value – 52,708,726 shares as of March 31, 2020

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Interest and fees on loans	$63,440	$62,287
Interest and dividends on securities	8,818	9,270
Interest on interest bearing deposits and other investments	734	918
Total Interest Income	72,992	72,475

Interest on deposits	3,190	3,873
Interest on time certificates	4,768	4,959
Interest on borrowed money	1,857	2,869
Total Interest Expense	9,815	11,701

Net Interest Income	63,177	60,774

Provision for credit losses	29,513	1,397

Net Interest Income after Provision for Credit Losses	33,664	59,377

Noninterest income
Other income	14,669	12,845
Securities gains (losses), net	19	(9)
Total Noninterest Income (Note H)	14,688	12,836

Total Noninterest Expenses (Note H)	47,798	43,099
Income Before Income Taxes	554	29,114
(Benefit) provision for income taxes	(155)	6,409
Net Income	$709	$22,705

Share Data
Net income per share of common stock
Diluted	$0.01	$0.44
Basic	0.01	0.44
Average common shares outstanding
Diluted	52,284	52,039
Basic	51,803	51,359
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Net Income	$709	$22,705
Other comprehensive income:
Unrealized gains on securities available-for-sale	104	12,676
Reclassification of unrealized losses on securities transferred to available-for-sale upon adoption of new accounting pronouncement	—	(730)
Amortization of unrealized losses on securities transferred to held-to-maturity, net	59	71
Reclassification adjustment for losses included in net income	95	87
Benefit (provision) for income taxes	36	(3,261)
Total other comprehensive income	294	8,843
Comprehensive Income	$1,003	$31,548
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2020	2019
Assets
Cash and due from banks	$82,111	$89,843
Interest bearing deposits with other banks	232,763	34,688
Total cash and cash equivalents	314,874	124,531

Time deposits with other banks	3,742	3,742

Debt securities:
Securities available-for-sale (at fair value)	910,311	946,855
Securities held-to-maturity (fair value $261,218 at March 31, 2020 and $262,213 at December 31, 2019)	252,373	261,369
Total debt securities	1,162,684	1,208,224

Loans held for sale (at fair value)	29,281	20,029

Loans	5,317,208	5,198,404
Less: Allowance for credit losses	(85,411)	(35,154)
Loans, net of allowance for credit losses	5,231,797	5,163,250

Bank premises and equipment, net	71,540	66,615
Other real estate owned	14,640	12,390
Goodwill	212,085	205,286
Other intangible assets, net	19,461	20,066
Bank owned life insurance	127,067	126,181
Net deferred tax assets	19,766	16,457
Other assets	145,957	141,740
Total Assets	$7,352,894	$7,108,511

Liabilities
Deposits	$5,887,499	$5,584,753
Securities sold under agreements to repurchase, maturing within 30 days	64,723	86,121
Federal Home Loan Bank (FHLB) borrowings	265,000	315,000
Subordinated debt	71,155	71,085
Other liabilities	72,730	65,913
Total Liabilities	6,361,107	6,122,872

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 53,010,413 and outstanding 52,708,726 at March 31, 2020, and authorized 120,000,000, issued 51,760,617 and outstanding 51,513,733 shares at December 31, 2019	5,271	5,151
Other shareholders' equity	986,516	980,488
Total Shareholders' Equity	991,787	985,639
Total Liabilities and Shareholders' Equity	$7,352,894	$7,108,511
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$709	$22,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,511	1,669
Amortization of premiums and discounts on securities, net	989	625
Amortization of operating lease right-of-use assets	1,274	1,025
Other amortization and accretion, net	(1,531)	(810)
Stock based compensation	2,000	2,129
Origination of loans designated for sale	(73,223)	(54,034)
Sale of loans designated for sale	66,126	54,813
Provision for credit losses	29,513	1,397
Deferred income taxes	2,207	1,216
Losses on sale of securities	95	87
Gains on sale of loans	(2,138)	(1,819)
Gains on sale and write-downs of other real estate owned	(415)	(187)
Losses on disposition of fixed assets	219	208
Changes in operating assets and liabilities, net of effects from acquired companies:
Net (increase) decrease in other assets	(6,245)	1,653
Net increase (decrease) in other liabilities	3,595	(10,594)
Net cash provided by operating activities	24,686	20,083

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	82,715	18,261
Maturities and repayments of debt securities held-to-maturity	8,894	8,830
Proceeds from sale of debt securities available-for-sale	27,765	35,048
Purchases of debt securities available-for-sale	(74,213)	—
Maturities of time deposits with other banks	—	69
Net new loans and principal repayments	25,154	(3,141)
Proceeds from sale of other real estate owned	3,736	1,572
Proceeds from sale of FHLB and Federal Reserve Bank Stock	27,923	22,057
Purchase of FHLB and Federal Reserve Bank Stock	(26,227)	(9,749)
Net cash from bank acquisition	33,883	—
Proceeds from bank owned life insurance	—	12,378
Additions to bank premises and equipment	(570)	(849)
Net cash provided by investing activities	109,060	84,476
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash Flows from Financing Activities
Net increase in deposits	$129,005	$428,338
Net decrease in federal funds purchased and repurchase agreements	(21,398)	(66,318)
Net decrease in FHLB borrowings with original maturities of three months or less	(170,000)	(314,000)
Repayments of FHLB borrowings with original maturities of more than three months	—	(63,000)
Proceeds from FHLB borrowings with original maturities of more than three months	120,000	—
Stock based employee benefit plans	(1,010)	(1,519)
Dividends paid	—	—
Net cash provided by (used in) financing activities	56,597	(16,499)
Net increase in cash and cash equivalents	190,343	88,060
Cash and cash equivalents at beginning of period	124,531	115,951
Cash and cash equivalents at end of period	$314,874	$204,011

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,259	$11,422
Cash paid during the period for taxes	—	—
New operating lease right-of-use assets	33	29,077
New operating lease liabilities	33	33,403

Supplemental disclosure of non cash investing activities:
Transfer of debt securities from held-to-maturity to available-for-sale	$—	$52,796
Transfers from loans to other real estate owned	5,571	430
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2019	51,514	$5,151	$786,242	$195,813	$(6,032)	$4,465	$985,639
Comprehensive income	—	—	—	709	—	294	1,003
Stock based compensation expense	—	—	2,000	—	—	—	2,000
Common stock transactions related to stock based employee benefit plans	115	12	(32)	—	(1,390)	—	(1,410)
Common stock issued for stock options	37	4	396	—	—	—	400
Cumulative change in accounting principle upon adoption of new accounting pronouncement (See Note A - Basis of Presentation)	—	—	—	(16,876)	—	—	(16,876)
Issuance of common stock, pursuant to acquisition	1,043	104	20,927	—	—	—	21,031
Three months ended March 31, 2020	1,195	120	23,291	(16,167)	(1,390)	294	6,148
Balance at March 31, 2020	52,709	$5,271	$809,533	$179,646	$(7,422)	$4,759	$991,787

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2018	51,361	$5,136	$778,501	$97,074	$(3,384)	$(13,060)	$864,267
Comprehensive income	—	—	—	22,705	—	8,843	31,548
Stock based compensation expense	—	—	2,129	—	—	—	2,129
Common stock transactions related to stock based employee benefit plans	49	5	(14)	—	(1,575)	—	(1,584)
Common stock issued for stock options	4	—	64	—	—	—	64
Three months ended March 31, 2019	53	5	2,179	22,705	(1,575)	8,843	32,157
Balance at March 31, 2019	51,414	$5,141	$780,680	$119,779	$(4,959)	$(4,217)	$896,424
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
Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Use of Estimates: The preparation of these condensed consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions. The Company has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Specific areas, among others, requiring the application of management’s estimates include determination of the allowance for credit losses, acquisition accounting and purchased loans, intangible assets and impairment testing, other fair value adjustments, income taxes and realization of deferred tax assets and contingent liabilities.
Adoption of new accounting pronouncements:
On January 1, 2020, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 326 Financial Instruments - Credit Losses ("ASC Topic 326") which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity ("HTM") debt securities. It also applies to off-balance sheet credit exposure such as loan commitments, standby letters of credit, financial guarantees and other similar instruments. In addition, ASC Topic 326 changed the accounting for impairment of available-for-sale ("AFS") debt securities.
The Company adopted ASC Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting period beginning after January 1, 2020 are presented under ASC Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The following table reflects the cumulative effect of adoption:

(in thousands)	December 31, 2019	CECL adoption impact	January 1, 2020
Loans	$5,198,404	$(706)	$5,197,698
Allowance for credit losses	35,154	21,226	56,380
Reserve for unfunded commitments	140	1,837	1,977
Deferred tax assets	16,457	(5,481)	10,976
Retained earnings	195,813	(16,876)	178,937

ASC Topic 326 introduced new definitions and criteria for categorizing purchased loans. Loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as purchased credit deteriorated ("PCD"). Acquired loans which do not meet the definition of PCD are classified by the Company as acquired non-PCD. At the date of adoption, the Company reclassified all loans previously classified as purchased credit impaired ("PCI") to PCD, and increased the allowance by $0.7 million with a corresponding adjustment to these loans' amortized cost basis. The remaining noncredit discount on loans previously classified as PCI was $0.9 million, which will be accreted into interest income over the remaining life of the loans.

Under CECL, the Company estimates the allowance using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit losses provide the basis for estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, loan to value ratios, borrower credit characteristics, loan seasoning or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, occupancy rates, and other macroeconomic metrics.
For loans analyzed on a collective basis, the Company has developed an allowance model based on an analysis of probability of default ("PD") and loss given default ("LGD") to determine an expected loss by loan segment. PDs and LGDs are developed by analyzing the average historical loss migration of loans to default. The Company excludes accrued interest on loans from its determination of allowance.
The allowance estimation process also applies an economic forecast scenario over a three year forecast period. The forecast may utilize one scenario or a composite of scenarios based on management's judgment and expectations around the current and future macroeconomic outlook. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modification unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring ("TDR") will be executed with an individual borrower, or the extension or renewal options are explicitly stated in the contract and are not unconditionally under the control of the Company. For portfolio segments with a weighted average life longer than three years, the Company reverts to longer term historical loss experience, adjusted for prepayments, to estimate losses over the remaining life of the loans within each segment.
Adjustments may be made to baseline reserves based on an assessment of internal and external influences on credit quality not fully reflected in the quantitative components of the allowance model. These influences may include elements such as changes in concentration, macroeconomic conditions, recent observable asset quality trends, staff turnover, regional market conditions, employment levels and loan growth. Based upon management's assessments of these factors, the Company may apply qualitative adjustments to the allowance.
Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. Loans evaluated individually are collateral dependent and primarily secured by real estate. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulty, is considered to be a TDR. The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit losses is determining by discounting the expected future cash flows at the original interest rate of the loan.
The Company estimates a reserve for unfunded commitments, which is reported separately from the allowance for credit losses within other liabilities. The reserve is based upon the same quantitative and qualitative factors applied to the collectively evaluated loan portfolio.
All HTM debt securities are issued by government sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. In addition, the credit rating on all the Company's HTM debt securities as of the date of adoption is AA+. There is no history of the government withholding or limiting support to these agencies, nor is there any indication of change to that historical support. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is zero risk of loss if default were to occur. As a result, the Company recorded no allowance for HTM debt securities with a fair value less than amortized cost basis at the date of adoption.
ASC Topic 326 amended the existing other-than-temporary-impairment guidance for AFS securities, requiring credit losses to be recorded as an allowance rather than through a permanent write-down. When evaluating AFS debt securities under ASC Topic 326, the Company has evaluated whether the decline in fair value is attributed to credit losses or other factors using both quantitative and qualitative analyses, including cash flow analysis, review of credit ratings, remaining payment terms, prepayment speeds and analysis of macro-economic conditions. At the date of adoption, collateralized loan obligations had unrealized losses of $1.2 million. The collateral for these securities is first lien senior secured corporate debt, and the Company holds senior tranches rated A or higher. Based on this analysis, the Company believes that the unrealized loss position for AFS debt securities at the time of adoption was the result of both broad investment type spreads and the current rate environment. Each investment is expected to recover its price depreciations over its holding period as it moves to maturity and the Company has the intent and ability to hold these securities to maturity if necessary. As a result of this evaluation, the Company concluded that no allowance was appropriate.

Note B – Recently Issued Accounting Standards, Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The guidance provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., London Inter-bank Offered Rate ("LIBOR")) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, loans, debt, leases, derivatives and hedge accounting elections and other contractual arrangements. The Company applied the guidance prospectively beginning April 1, 2020, and expects no material impact on its financial position, results of operations or cash flows.

Note C – Earnings per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.
For the three months ended March 31, 2020, options to purchase 489,000 shares were antidilutive and, accordingly, were excluded in the computation of diluted earnings per share, compared to 487,000 shares for the three months ended March 31, 2019.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Basic earnings per share
Net income	$709	$22,705
Average common shares outstanding	51,803	51,359
Net income per share	$0.01	$0.44

Diluted earnings per share
Net income	$709	$22,705
Average common shares outstanding	51,803	51,359
Add: Dilutive effect of employee restricted stock and stock options	481	680
Average diluted shares outstanding	52,284	52,039
Net income per share	$0.01	$0.44

Note D – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$9,296	$287	$—	$9,583
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	608,711	26,760	(252)	635,219
Private mortgage-backed securities and collateralized mortgage obligations	52,868	111	(2,410)	50,569
Collateralized loan obligations	205,238	—	(19,509)	185,729
Obligations of state and political subdivisions	27,909	1,306	(4)	29,211
Totals	$904,022	$28,464	$(22,175)	$910,311

Debt securities held-to-maturity
Mortgage-backed securities of U.S. government sponsored entities	$252,373	$9,447	$(602)	$261,218
Totals	$252,373	$9,447	$(602)	$261,218

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$9,914	$204	$(4)	$10,114
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	604,934	5,784	(1,511)	609,207
Private mortgage-backed securities and collateralized mortgage obligations	56,005	1,561	(5)	57,561
Collateralized loan obligations	239,364	7	(1,153)	238,218
Obligations of state and political subdivisions	30,548	1,208	(1)	31,755
Totals	$940,765	$8,764	$(2,674)	$946,855

Debt securities held-to-maturity
Mortgage-backed securities of U.S. government sponsored entities	$261,369	$2,717	$(1,873)	$262,213
Totals	$261,369	$2,717	$(1,873)	$262,213

Proceeds from sales of securities during the three months ended March 31, 2020 and 2019 were $27.8 million and $35.0 million, respectively. Included in "Securities gains (losses), net" for the three months ended March 31, 2020 are gross gains of $0.1 million and gross losses of $0.2 million, and gross gains of $0.2 million and gross losses of $0.3 million for the three months ended March 31, 2019. Also included in “Securities gains (losses), net” is an increase of $0.1 million for each of the three months ended March 31, 2020 and 2019 in the value of an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities.
At March 31, 2020, debt securities with a fair value of $319.2 million were pledged primarily as collateral for public deposits and secured borrowings.

The amortized cost and fair value of debt securities held-to-maturity and available-for-sale at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$2,068	$2,091
Due after one year through five years	—	—	8,374	8,585
Due after five years through ten years	—	—	9,040	9,546
Due after ten years	—	—	17,723	18,572
	—	—	37,205	38,794
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	252,373	261,218	608,711	635,219
Private mortgage-backed securities and collateralized mortgage obligations	—	—	52,868	50,569
Collateralized loan obligations	—	—	205,238	185,729
Totals	$252,373	$261,218	$904,022	$910,311

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, or using observable market data. The tables below indicate, at March 31, 2020, the fair value of available-for-sale debt securities with unrealized losses for which no allowance for credit losses has been recorded, and at December 31, 2019, the fair value of available-for-sale and held-to-maturity debt securities with unrealized losses for which no allowance has been recorded.

	March 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	37,338	(239)	363	(13)	37,701	(252)
Private mortgage-backed securities and collateralized mortgage obligations	37,775	(2,410)	—	—	37,775	(2,410)
Collateralized loan obligations	70,314	(6,465)	115,415	(13,044)	185,729	(19,509)
Obligations of state and political subdivisions	1,239	(4)	—	—	1,239	(4)
Totals	$146,666	$(9,118)	$115,778	$(13,057)	$262,444	$(22,175)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$758	$(4)	$—	$—	$758	$(4)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	220,057	(1,461)	104,184	(1,923)	324,241	(3,384)
Private mortgage-backed securities and collateralized mortgage obligations	2,978	(5)	—	—	2,978	(5)
Collateralized loan obligations	88,680	(570)	110,767	(583)	199,447	(1,153)
Obligations of state and political subdivisions	515	(1)	—	—	515	(1)
Totals	$312,988	$(2,041)	$214,951	$(2,506)	$527,939	$(4,547)

At March 31, 2020, the Company had $19.5 million in unrealized losses in uncapped 3-month LIBOR floating rate collateralized loan obligations ("CLOs") having a fair value of $185.7 million. CLOs are special purpose vehicles and those in which the Company has invested acquire nearly all first lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of March 31, 2020, the Company held 29 total positions of which 23 positions with a fair value of $164.6 million, or 88%, are in AAA/AA tranches, and six positions with a fair value of $21.1 million, or 12%, are in A rated tranches, with average credit support of 31% and 18%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2020, no allowance for credit losses has been recorded.
At March 31, 2020, the Company had $2.4 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $37.8 million. The collateral underlying these mortgage investments is primarily residential real estate. The securities have average credit support of 16% and low loan to value ratios. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2020, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. In addition, the credit rating on all HTM debt securities is AA+. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. Despite the emergence of significant market changes and increasing degrees of uncertainty in the U.S. economy late in the first quarter of 2020, there has to date been no specific impact on the agencies or changes in the nature or quality of the guarantee they provide. As a result, as of March 31, 2020, no allowance for credit losses has been recorded.
Included in other assets at March 31, 2020 is $42.8 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Also included in other assets is a $6.5 million investment in a CRA-qualified mutual fund carried at fair value. Accrued interest receivable on AFS and HTM debt securities of $3.4 million and $0.6 million at March 31, 2020, respectively, and $3.8 million and $0.6 million at December 31, 2019, respectively, is also included in other assets.
The Company holds 11,330 shares of Visa Class B stock, which following resolution of Visa litigation will be converted to Visa Class A shares. Under the current conversion ratio that became effective September 27, 2019, the Company would receive 1.6228 shares of Class A stock for each share of Class B stock for a total of 18,386 shares of Visa Class A stock. The ownership of Visa stock is related to prior ownership in Visa's network, while Visa operated as a cooperative and is recorded on the Company's financial records at zero basis.

Note E – Loans
Loans held for investment are categorized into the following segments:

•
Construction and land development: Loans are extended to both commercial and consumer customers which are collateralized by and for the purpose of funding land development and construction projects, including 1-4 family residential construction, multi-family property and non-farm residential property where the primary source of repayment is from proceeds of the sale, refinancing or permanent financing of the property.

•
Commercial real estate - owner occupied: Loans are extended to commercial customers for the purpose of acquiring real estate to be occupied by the borrower's business. These loans are collateralized by the subject property and the repayment of these loans is largely dependent on the performance of the company occupying the property.

•
Commercial real estate - non owner occupied: Loans are extended to commercial customers for the purpose of acquiring commercial property where occupancy by the borrower is not their primary intent. These loans are viewed primarily as cash flow loans, collateralized by the subject property, and the repayment of these loans is largely dependent on rental income from the successful operation of the property.

•
Residential real estate: Loans are extended to consumer customers and collateralized primarily by 1-4 family residential properties and include fixed and variable mortgages, home equity mortgage and home equity lines of credit. Loans are primarily written based on conventional loan agency guidelines, including loans that exceed agency value limitations. Source of repayments may be from the occupant of the residential property or from cash flows on rental income from the successful operation of the property.

•
Commercial and financial: Loan are extended to commercial customers. The purpose of the loans can range from working capital, physical asset expansion, asset acquisition or other business purposes. Loans may be collateralized by assets owned by the borrower or the borrower's business. Commercial loans are based primarily on the historical and projected cash flow of the borrower's business and secondarily on the capacity of credit enhancements, guarantees and underlying collateral provided by the borrower.

•	Consumer: Loans are extended to consumer customers. The segment includes both installment loans and lines of credit which may be collateralized or non-collateralized.
The following tables present net loan balances by segment as of:

	March 31, 2020
(In thousands)	Portfolio Loans	Acquired Non PCD Loans	PCD Loans	Total
Construction and land development	$257,481	$34,934	$2,990	$295,405
Commercial real estate - owner occupied	824,836	230,517	27,540	1,082,893
Commercial real estate - non owner occupied	1,058,841	310,417	11,838	1,381,096
Residential real estate	1,315,664	233,169	10,921	1,559,754
Commercial and financial	721,380	73,134	1,524	796,038
Consumer	195,176	6,478	368	202,022
Totals	$4,373,378	$888,649	$55,181	$5,317,208

	December 31, 2019
(In thousands)	Portfolio Loans	PULs	PCI Loans	Total
Construction and land development	$281,335	$43,618	$160	$325,113
Commercial real estate	1,834,811	533,943	10,217	2,378,971
Residential real estate	1,304,305	201,848	1,710	1,507,863
Commercial and financial	697,301	80,372	579	778,252
Consumer	200,166	8,039	—	208,205
Totals	$4,317,918	$867,820	$12,666	$5,198,404

In the first quarter of 2020, the Company completed the acquisition of First Bank of the Palm Beaches, adding PCD loans of $43.0 million and Non PCD loans of $103.8 million. See additional discussion in Note L - Business Combinations. The amortized cost basis of portfolio loans as of March 31, 2020 and December 31, 2019 includes net deferred costs of $20.9 million and $19.9 million, respectively. At March 31, 2020, the remaining fair value adjustments on acquired loans was $32.9 million, or 3.4% of the outstanding acquired loan balances, which consisted of $1.0 million on PCD loans and $31.9 million on acquired non-PCD loans. At December 31, 2019, the remaining fair value adjustments for PUL loans was $34.9 million, or 3.8% of the acquired loan balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis. Accrued interest receivable is included within Other Assets and was $15.2 million and $14.9 million at March 31, 2020 and December 31, 2019, respectively.
The following tables present the status of net loan balances as of:

	March 31, 2020
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$257,459	$—	$—	$—	$22	$257,481
Commercial real estate - owner occupied	818,726	2,842	—	618	2,650	824,836
Commercial real estate - non owner occupied	1,056,202	542	—	—	2,097	1,058,841
Residential real estate	1,305,898	2,405	998	—	6,363	1,315,664
Commercial and financial	709,028	5,098	1,065	—	6,189	721,380
Consumer	193,141	647	810	1	577	195,176
Total Portfolio Loans	4,340,454	11,534	2,873	619	17,898	4,373,378

Acquired Non PCD Loans
Construction and land development	34,360	—	—	—	574	34,934
Commercial real estate - owner occupied	228,776	1,456	71	—	214	230,517
Commercial real estate - non owner occupied	306,959	2,334	—	—	1,124	310,417
Residential real estate	228,213	3,676	—	—	1,280	233,169
Commercial and financial	70,460	489	46	—	2,139	73,134
Consumer	6,454	24	—	—	—	6,478
Total Acquired Non PCD Loans	875,222	7,979	117	—	5,331	888,649

PCD Loans
Construction and land development	2,980	—	—	—	10	2,990
Commercial real estate - owner occupied	26,462	1,078	—	—	—	27,540
Commercial real estate - non owner occupied	10,784	—	—	—	1,054	11,838
Residential real estate	9,720	—	—	—	1,201	10,921
Commercial and financial	709	727	—	—	88	1,524
Consumer	278	90	—	—	—	368
Total PCD Loans	50,933	1,895	—	—	2,353	55,181

Total Loans	$5,266,609	$21,408	$2,990	$619	$25,582	$5,317,208

	December 31, 2019
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$276,984	$—	$—	$—	$4,351	$281,335
Commercial real estate	1,828,629	1,606	220	—	4,356	1,834,811
Residential real estate	1,294,778	1,564	18	—	7,945	1,304,305
Commercial and financial	690,412	2,553	—	108	4,228	697,301
Consumer	199,424	317	315	—	110	200,166
Total Portfolio Loans	4,290,227	6,040	553	108	20,990	4,317,918

Purchased Unimpaired Loans
Construction and land development	43,044	—	—	—	574	43,618
Commercial real estate	531,325	942	431	—	1,245	533,943
Residential real estate	201,159	277	—	—	412	201,848
Commercial and financial	78,705	—	—	—	1,667	80,372
Consumer	8,039	—	—	—	—	8,039
Total PULs	862,272	1,219	431	—	3,898	867,820

Purchased Credit Impaired Loans
Construction and land development	148	—	—	—	12	160
Commercial real estate	9,298	—	—	—	919	10,217
Residential real estate	587	—	—	—	1,123	1,710
Commercial and financial	566	—	—	—	13	579
Consumer	—	—	—	—	—	—
Total PCI Loans	10,599	—	—	—	2,067	12,666

Total Loans	$5,163,098	$7,259	$984	$108	$26,955	$5,198,404

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cost-recovery method. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company recognized $0.3 million in interest income on nonaccrual loans during each of the three months ended March 31, 2020 and 2019. The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	March 31, 2020
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$584	$22	$606	$11
Commercial real estate - owner occupied	1,169	1,695	2,864	251
Commercial real estate - non owner occupied	3,221	1,054	4,275	251
Residential real estate	7,890	954	8,844	928
Commercial and financial	3,571	4,845	8,416	2,624
Consumer	36	541	577	238
Totals	$16,471	$9,111	$25,582	$4,303

	December 31, 2019
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$4,914	$23	$4,937	$12
Commercial real estate	6,200	320	6,520	149
Residential real estate	8,700	780	9,480	564
Commercial and financial	3,449	2,459	5,908	1,622
Consumer	39	71	110	37
Totals	$23,301	$3,654	$26,955	$2,384

Collateral Dependent Loans

Loans are considered collateral dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral dependent loans as of:

(In thousands)	March 31, 2020	December 31, 2019
Construction and land development	$606	$4,926
Commercial real estate - owner occupied	4,507	2,571
Commercial real estate - non owner occupied	4,274	3,152
Residential real estate	8,932	11,550
Commercial and financial	4,844	4,338
Consumer	581	141
Totals	$23,744	$26,678

Loans by Risk Rating

The Company utilizes an internal asset classification system as a means of identifying problem and potential problem loans. The following classifications are used to categorize loans under the internal classification system:

•	Pass: Loans that are not problem loans or potential problem loans are considered to be pass-rated.

•
Special Mention: Loans that do not currently expose the Company to sufficient risk to warrant classification in the Substandard or Doubtful categories, but possess weaknesses that deserve management's close attention are deemed to be Special Mention.

•	Substandard: Loans with the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•	Substandard Impaired: Substandard loans, typically placed on nonaccrual and considered to be collateral dependent. Also includes accruing TDRs.

•
Doubtful: Loans that have all the weaknesses inherent in those classified Substandard with the added characteristic that the weakness present makes collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The principal balance of loans classified as doubtful are likely to be charged off.

The following tables present the risk rating of loans by year of origination:

	March 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$12,458	$94,108	$87,137	$37,337	$10,678	$18,562	$29,733	$290,013
Special Mention	280	691	1,470	—	—	2,191	—	4,632
Substandard	—	—	—	—	—	32	—	32
Substandard Impaired	—	—	—	—	574	154	—	728
Doubtful	—	—	—	—	—	—	—	—
Total	12,738	94,799	88,607	37,337	11,252	20,939	29,733	295,405
Commercial real estate - owner occupied
Risk Ratings:
Pass	42,888	189,419	162,584	145,468	161,131	339,852	17,011	1,058,353
Special Mention	202	1,633	371	—	4,471	5,147	—	11,824
Substandard	—	—	—	3,805	1,070	3,335	—	8,210
Substandard Impaired	—	—	—	1,451	—	2,735	—	4,186
Doubtful[1]	—	—	—	—	320	—	—	320
Total	43,090	191,052	162,955	150,724	166,992	351,069	17,011	1,082,893
Commercial real estate - non owner occupied
Risk Ratings:
Pass	48,094	328,437	229,350	131,409	202,980	390,699	5,493	1,336,462
Special Mention	—	108	5,478	5,288	15,483	6,529	—	32,886
Substandard	—	—	—	—	—	5,345	1,350	6,695
Substandard Impaired	—	—	—	—	126	4,927	—	5,053
Doubtful	—	—	—	—	—	—	—	—
Total	48,094	328,545	234,828	136,697	218,589	407,500	6,843	1,381,096
Residential real estate
Risk Ratings:
Pass	33,704	164,901	281,466	307,018	209,956	223,116	313,101	1,533,262
Special Mention	—	25	1,414	—	1,025	570	805	3,839
Substandard	—	—	—	3,763	—	2,235	1,945	7,943
Substandard Impaired	—	707	—	—	—	11,990	2,013	14,710
Doubtful	—	—	—	—	—	—	—	—
Total	33,704	165,633	282,880	310,781	210,981	237,911	317,864	1,559,754
Commercial and financial
Risk Ratings:
Pass	48,507	158,373	120,271	97,771	49,293	56,869	244,912	775,996
Special Mention	—	1,005	263	530	363	2,505	889	5,555
Substandard	—	310	106	513	675	1,922	2,351	5,877
Substandard Impaired	—	—	1,224	2,076	1,080	1,167	932	6,479
Doubtful[1]	—	518	974	293	337	—	9	2,131
Total	48,507	160,206	122,838	101,183	51,748	62,463	249,093	796,038

	March 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Consumer
Risk Ratings:
Pass	12,759	60,062	42,780	28,500	28,195	14,071	10,375	196,742
Special Mention	—	78	307	122	121	97	2,622	3,347
Substandard	—	36	61	131	613	51	262	1,154
Substandard Impaired	—	18	—	8	44	709	—	779
Doubtful	—	—	—	—	—	—	—	—
Total	12,759	60,194	43,148	28,761	28,973	14,928	13,259	202,022
Consolidated
Risk Ratings:
Pass	198,410	995,300	923,588	747,503	662,233	1,043,169	620,625	5,190,828
Special Mention	482	3,540	9,303	5,940	21,463	17,039	4,316	62,083
Substandard	—	346	167	8,212	2,358	12,920	5,908	29,911
Substandard Impaired	—	725	1,224	3,535	1,824	21,682	2,945	31,935
Doubtful[1]	—	518	974	293	657	—	9	2,451
Total	$198,892	$1,000,429	$935,256	$765,483	$688,535	$1,094,810	$633,803	$5,317,208
[1]Loans classified as doubtful are fully reserved as of March 31, 2020.
The following table presents the risk rating of loans as of:

	December 31, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful[1]	Total
Construction and land development	$317,765	$2,235	$5,113	$—	$325,113
Commercial real estate	2,331,725	26,827	20,098	321	2,378,971
Residential real estate	1,482,278	7,364	18,221	—	1,507,863
Commercial and financial	755,957	11,925	9,496	874	778,252
Consumer	203,966	3,209	1,030	—	208,205
Totals	$5,091,691	$51,560	$53,958	$1,195	$5,198,404
[1]Loans classified as doubtful are fully reserved as of December 31, 2019.

 Troubled Debt Restructured Loans

The Company’s TDR concessions granted to certain borrowers generally do not include forgiveness of principal balances, but may include interest rate reductions, an extension of the amortization period and/or converting the loan to interest only for a limited period of time. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements.
In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID–19. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short–term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant and were made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID–19 national emergency. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In March 2020, the Company processed short-term payment deferrals on loans totaling approximately $512 million to borrowers who were current on payments prior to deferral. None of these payment deferrals have have been classified as TDRs. See additional information in Note M - Subsequent Events.

The following table presents loans that were modified during the three months ended:

	March 31, 2020
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	—	$—	$—
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non owner occupied	—	—	—
Residential real estate	1	45	45
Commercial and financial	4	437	437
Consumer	—	—	—
Totals	5	$482	$482

	March 31, 2019
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	—	—	—
Commercial real estate - owner occupied	1	180	180
Commercial real estate - non owner occupied	—	—	—
Residential real estate	—	—	—
Commercial and financial	1	1,815	1,815
Consumer	—	—	—
Totals	2	1,995	1,995

The TDRs described above resulted in a specific allowance for credit losses of $0.1 million as of March 31, 2020 and no specific allowance for credit losses as of March 31, 2019. During the three months ended March 31, 2020, there were three defaults totaling $1.4 million of loans that had been modified in TDRs within the preceding twelve months. During the three months ended March 31, 2019, there were no payment defaults on loans that had been modified to a TDR within the preceding twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. For loans measured based on the present value of expected future cash flows, $24,000 and $35,000, respectively, for the three months ended March 31, 2020 and 2019, was included in interest income and represents the change in present value attributable to the passage of time.

Note F – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended March 31, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$1,842	$1,479	$48	$1,248	$—	$29	$—	$4,646
Commercial real estate - owner occupied	5,361	80	207	(264)	(44)	—	(13)	5,327
Commercial real estate - non owner occupied	7,863	9,341	140	18,283	(12)	28	—	35,643
Residential real estate	7,667	5,787	97	6,260	(18)	116	(10)	19,899
Commercial and financial	9,716	3,677	11	2,746	(1,100)	420	—	15,470
Consumer	2,705	862	13	1,240	(473)	80	(1)	4,426
Totals	$35,154	$21,226	$516	$29,513	$(1,647)	$673	$(24)	$85,411

	Three Months Ended March 31, 2019
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$2,233	$83	$—	$4	$—	$2,320
Commercial real estate	11,112	625	(16)	47	(15)	11,753
Residential real estate	7,775	(414)	(36)	139	(19)	7,445
Commercial and financial	8,585	853	(944)	79	—	8,573
Consumer	2,718	250	(483)	247	(1)	2,731
Totals	$32,423	$1,397	$(1,479)	$516	$(35)	$32,822

Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts to project losses over a three-year forecast period. Forecast data is sourced primarily from Moody’s Analytics, a firm widely recognized for its research, analysis, and economic forecasts. For portfolio segments with a weighted average life longer than three years, the Company reverts to longer term historical loss experience to estimate losses over the remaining life of the loans within each segment.

Historical credit losses provide the basis for estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, loan to value ratios, borrower credit characteristics, loan seasoning or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, occupancy rates, and other macroeconomic metrics.

At March 31, 2020, the Company utilized Moody’s “U.S. Macroeconomic Outlook Baseline” scenario which predicted a sudden sharp recession in the near term, driven primarily by the COVID-19 pandemic, including a deep drop in U.S. gross domestic product in the second quarter of 2020, followed by a return to growth in the second half of 2020. The Company considered the significant uncertainty of factors assumed in the Baseline scenario, including the timing, number and severity of virus infections, the duration of stay-at-home orders and other limitations on businesses, and the amount and availability of fiscal stimulus, including programs offered under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The Company considered the potential that outcomes in any or all of these factors could differ from the Baseline scenario, and qualitative considerations were incorporated reflecting the risk of uncertain, and possibly further deteriorating, economic conditions, and for additional dimensions of risk not captured in the quantitative model.

In the Construction & Land Development segment, the increase in loss estimate during the quarter was affected by both the increase in Baseline scenario forecast from the prior period and qualitative adjustments relating to uncertainty of economic conditions. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.

In the Commercial Real Estate - Owner Occupied segment, risk characteristics include, but are not limited to, collateral type, loan seasoning, and lien position. The introduction of government sponsored programs, including the CARES Act, and the Company's expectation that borrowers in this segment will benefit from these programs, offset the otherwise detrimental effect of the negative economic outlook.

In the Commercial Real Estate - Non Owner Occupied segment, repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, loan seasoning, and lien position are among the risk characteristics analyzed for this segment. Modeled results as of March 31, 2020 reflected higher estimated probabilities of default and loss given default, in addition to qualitative adjustments for uncertainty of macroeconomic factors.

The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. Risk characteristics considered for this segment include, but are not limited to, collateral type, lien position loan to value ratios, and loan seasoning .The impact of the forecast on home equity lines of credit increased the estimated expected losses in this segment, while closed-end single family mortgages were less impacted due to anticipated government stimulus efforts and high borrower FICO scores.

In the Commercial & Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses and were affected by a negative economic outlook, in addition to qualitative factors added to consider significant economic uncertainty.

Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. Increases in the forecast for expected unemployment rates increased the reserve in this portfolio, as did qualitative considerations of overall uncertainty as to the depth and duration of the economic downturn.

The allowance for credit losses is composed of specific allowances for individually evaluated and general allowances grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at March 31, 2020 and December 31, 2019 is shown in the following tables:

	March 31, 2020
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$729	$13	$294,676	$4,633	$295,405	$4,646
Commercial real estate - owner occupied	4,590	252	1,078,303	5,075	1,082,893	5,327
Commercial real estate - non owner occupied	8,916	316	1,372,180	35,327	1,381,096	35,643
Residential real estate	14,661	1,163	1,545,093	18,736	1,559,754	19,899
Commercial and financial	8,618	2,701	787,420	12,769	796,038	15,470
Consumer	754	247	201,268	4,179	202,022	4,426
Totals	$38,268	$4,692	$5,278,940	$80,719	$5,317,208	$85,411

	December 31, 2019
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction & land development	$5,217	$14	$319,896	$1,828	$325,113	$1,842
Commercial real estate	20,484	220	2,358,487	13,004	2,378,971	13,224
Residential real estate	16,093	834	1,491,770	6,833	1,507,863	7,667
Commercial and financial	6,631	1,731	771,621	7,985	778,252	9,716
Consumer	337	59	207,868	2,646	208,205	2,705
Totals	$48,762	$2,858	$5,149,642	$32,296	$5,198,404	$35,154

Note G – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralized borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	March 31, 2020	December 31, 2019
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	$88,402	$94,354

Note H – Noninterest Income and Expense

Details of noninterest income and expenses for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Noninterest income
Service charges on deposit accounts	$2,825	$2,697
Interchange income	3,246	3,401
Wealth management income	1,867	1,453
Mortgage banking fees	2,208	1,115
Marine finance fees	146	362
SBA gains	139	636
BOLI income	886	915
Other income	3,352	2,266
	14,669	12,845
Securities gains (losses), net	19	(9)
Total	$14,688	$12,836

Noninterest expense
Salaries and wages	$23,698	$18,506
Employee benefits	4,255	4,206
Outsourced data processing costs	4,633	3,845
Telephone/data lines	714	811
Occupancy	3,353	3,807
Furniture and equipment	1,623	1,757
Marketing	1,278	1,132
Legal and professional fees	3,363	2,847
FDIC assessments	—	488
Amortization of intangibles	1,456	1,458
Foreclosed property expense and net gain on sale	(315)	(40)
Other	3,740	4,282
Total	$47,798	$43,099

Note I – Equity Capital
The Company is well capitalized and at March 31, 2020, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

Note J – Contingent Liabilities
The Company and its subsidiaries, because of the nature of their business, are at all times subject to numerous legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

Note K – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2020 and December 31, 2019 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Available for sale debt securities[1]	$910,311	$102	$910,209	$—
Loans held for sale[2]	29,281	—	29,281	—
Loans[3]	9,105	—	1,596	7,509
Other real estate owned[4]	14,640	—	1,321	13,319
Equity securities[5]	6,506	6,506	—	—

December 31, 2019
Available for sale debt securities[1]	$946,855	$100	$946,755	$—
Loans held for sale[2]	20,029	—	20,029	—
Loans[3]	5,123	—	1,419	3,704
Other real estate owned[4]	12,390	—	241	12,149
Equity securities[5]	6,392	6,392	—	—
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
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on nonaccrual as of March 31, 2020 and December 31, 2019. The aggregate fair value and contractual balance of loans held for sale as of March 31, 2020 and December 31, 2019 is as follows:

(In thousands)	March 31, 2020	December 31, 2019
Aggregate fair value	$29,281	$20,029
Contractual balance	28,591	19,445
Excess	690	584

Loans: Level 2 loans consist of impaired real estate loans which are collateral dependent. Fair value is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluations are based on the comparative sales approach. Level 3 loans consist of commercial and commercial real estate impaired loans. For these loans evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At March 31, 2020, the capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.5%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $9.1 million with a specific reserve of $4.7 million at March 31, 2020, compared to $5.1 million with a specific reserve of $2.9 million at December 31, 2019.
For loans classified as level 3, changes included loan additions of $4.3 million offset by paydowns and chargeoffs of $0.5 million for the three months ended March 31, 2020.
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
For OREO classified as level 3 during the three months ended March 31, 2020, changes included additions of foreclosed loans of $4.5 million, offset by sales of $3.3 million.
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarter-end valuation process. There were no such transfers for loans and OREO classified as level 3 during the three months ended March 31, 2020 and 2019.
The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of March 31, 2020 and December 31, 2019 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Financial Assets
Debt securities held-to-maturity[1]	$252,373	$—	$261,218	$—
Time deposits with other banks	3,742	—	—	3,763
Loans, net	5,222,692	—	—	5,277,017
Financial Liabilities
Deposit liabilities	5,887,499	—	—	5,892,960
Federal Home Loan Bank (FHLB) borrowings	265,000	—	—	264,813
Subordinated debt	71,155	—	64,080	—

December 31, 2019
Financial Assets
Debt securities held-to-maturity[1]	$261,369	$—	$262,213	$—
Time deposits with other banks	3,742	—	—	3,744
Loans, net	5,158,127	—	—	5,139,491
Financial Liabilities
Deposit liabilities	5,584,753	—	—	5,584,621
Federal Home Loan Bank (FHLB) borrowings	315,000	—	—	314,995
Subordinated debt	71,085	—	64,017	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2020 and December 31, 2019:
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
Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial or mortgage. Each loan category is further segmented into fixed and adjustable-rate interest terms as well as performing and nonperforming categories. The fair value of loans is calculated by discounting scheduled cash flows through the estimated life including prepayment considerations, using estimated market discount rates that reflect the risks inherent in the loan. The fair value approach considers market-driven variables including credit related factors and reflects an “exit price” as defined in ASC Topic 820.
Deposit liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.

Note L – Business Combinations
Acquisition of First Bank of the Palm Beaches
On March 13, 2020, the Company completed its acquisition of First Bank of the Palm Beaches (“FBPB”). FBPB was merged with and into Seacoast Bank. FBPB operated two branches in the Palm Beach market.
As a result of this acquisition, the Company expects to enhance its presence in the Palm Beach market, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results.
The Company acquired 100% of the outstanding common stock of FBPB. Under the terms of the definitive agreement, each share of FBPB common stock was converted into the right to receive 0.2000 shares of Seacoast common stock.

(In thousands, except per share data)	March 13, 2020
Number of FBPB common shares outstanding	5,213
Per share exchange ratio	0.2000
Number of shares of common stock issued	1,043
Multiplied by common stock price per share on March 13, 2020	$20.17
Value of common stock issued	21,031
Cash paid for FBPB vested stock options	866
Total purchase price	$21,897

The acquisition of FBPB was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $6.8 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.

(In thousands)	Initially Measured March 13, 2020
Assets:
Cash	$34,749
Investment securities	447
Loans	146,839
Bank premises and equipment	6,086
Core deposit intangibles	819
Goodwill	6,799
Other assets	1,285
Total assets	$197,024
Liabilities:
Deposits	$173,741
Other liabilities	1,386
Total liabilities	$175,127

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	March 13, 2020
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$9,493	$9,012
Commercial real estate - owner occupied	46,221	45,171
Commercial real estate - non owner occupied	36,268	35,153
Residential real estate	47,569	47,031
Commercial and financial	9,659	9,388
Consumer	1,132	1,084
Total acquired loans	$150,342	$146,839
The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	March 13, 2020
Book balance of loans at acquisition	$43,682
Allowance for credit losses at acquisition	(516)
Non-credit related discount	(128)
Total PCD loans acquired	$43,038

The Company believes the deposits assumed in the acquisition have an intangible value. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.
Pro-Forma Information
Pro-forma data for the three months ended March 31, 2020 presents information as if the acquisition of FBPB occurred at the beginning of 2019, as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Net interest income	$64,614	$62,538
Net income	1,172	22,299
EPS - basic	$0.02	$0.43
EPS - diluted	0.02	0.42

Proposed Acquisition of Fourth Street Banking Company
On January 23, 2020, the Company announced that it had entered into an agreement and plan of merger with Fourth Street Banking Company ("Fourth Street") and its wholly-owned subsidiary, Freedom Bank. Pursuant to the terms of the merger agreement, Fourth Street, headquartered in St. Petersburg, FL, will be merged with and into Seacoast and Freedom Bank will be merged with and into Seacoast Bank. Freedom Bank operates two branches in the Tampa-St. Petersburg metropolitan statistical area with $308 million in deposits and $264 million in loans as of December 31, 2019. This acquisition is anticipated to close in the third quarter of 2020, subject to the receipt of approvals from regulatory authorities, the approval of Fourth Street shareholders and the satisfaction of other customary conditions.

Note M – Subsequent Events
During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic.  On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions for the Paycheck Protection Program (“PPP”) offered through the U.S. Small Business Administration (“SBA”). Loans originated under this program include principal and interest which may be forgiven provided the borrower uses the funds in a manner consistent with PPP guidelines. These loans have a contractual maturity of two years, a contractual rate of interest of 1%, and have an automatic six month payment deferral. In the month of April, 2020, Seacoast processed over 3,700 loans for its customers totaling over $530 million with an average loan size of $143,000. The SBA has outlined a fee structure based on loan size, whereby institutions will be paid 5% for loans of not more than $350,000, 3% for loans of more than $350,000 and less than $2 million, and 1% for loans of at least $2 million. These fees, net of the loan-specific costs, will be deferred and recognized as an adjustment to yield over the expected life of the loans. There is significant uncertainty about how borrowers will seek and qualify for forgiveness. As a result, the expected life of these loans and the impact on loan yields to future periods cannot currently be determined with certainty, and estimates will be periodically updated as more information becomes available.
Seacoast has also provided borrowers affected by the pandemic with short-term loan payment deferrals. In March 2020, regulatory agencies issued an interagency statement on loan modifications, confirming that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not to be considered troubled debt restructurings. Through April 30, 2020, Seacoast has processed approximately 2,500 loan deferrals totaling $1.0 billion. None of these payment deferrals have been classified as TDRs.

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
The emphasis of this discussion will be on the three months ended March 31, 2020 compared to the three months ended March 31, 2019 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2020 compared to December 31, 2019.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.
For purposes of the following discussion, the words the “Company”, refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.
Special Cautionary Notice Regarding Forward-Looking Statements
Certain statements made or incorporated by reference herein which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, any of which may be impacted by the COVID-19 pandemic and related effects on the U.S. economy, which may be beyond the Company's control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) or its wholly-owned banking subsidiary, Seacoast National Bank ("Seacoast Bank") to be materially different from those set forth in the forward-looking statements.
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

•
adverse effects due to COVID-19 on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;

•	government or regulatory responses to the COVID-19 pandemic;

•	governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve ("Federal Reserve"), as well as legislative, tax and regulatory changes;

•	changes in accounting policies, rules and practices, including the impact of the adoption of CECL;

•
the risks of changes in interest rates on the level and composition of deposits, loan demand, liquidity and the values of loan collateral, securities, and interest rate sensitive assets and liabilities;

•	interest rate risks, sensitivities and the shape of the yield curve; uncertainty related to the impact of LIBOR calculations on securities, loans and debt;

•	changes in borrower credit risks and payment behaviors; changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate; the Company's ability to comply with any regulatory requirements;

•	the effects of problems encountered by other financial institutions that adversely affect Seacoast or the banking industry;

•	Seacoast's concentration in commercial real estate loans;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions;

•	the impact on the valuation of Seacoast's investments due to market volatility or counterparty payment risk;

•	statutory and regulatory dividend restrictions;

•	increases in regulatory capital requirements for banking organizations generally;

•	the risks of mergers, acquisitions and divestitures, including Seacoast's ability to continue to identify acquisition targets and successfully acquire desirable financial institutions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the Company's ability to identify and address increased cybersecurity risks;

•	inability of Seacoast's risk management framework to manage risks associated with the business;

•	dependence on key suppliers or vendors to obtain equipment or services for the business on acceptable terms;

•	reduction in or the termination of Seacoast's ability to use the mobile-based platform that is critical to the Company's business growth strategy;

•	the effects of war or other conflicts, acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving the Company;

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

•
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, non-bank financial technology providers, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	the failure of assumptions underlying the establishment of reserves for possible credit losses;

•
the risks relating to the proposed Fourth Street Banking Company merger including, without limitation: the timing to consummate the proposed merger; the risk that a condition to closing of the proposed merger may not be satisfied; the diversion of management time on issues related to the proposed merger; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected;

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

First Quarter 2020
COVID-19 Pandemic
During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic.  Such impacts have included significant volatility in the global stock markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, including the Paycheck Protection Program administered by the Small Business Administration ("SBA"), and a variety of rulings from the Company’s banking regulators. The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers.
Seacoast's priority in addressing the pandemic thus far has been to carefully adjust operations to protect the health and welfare of associates and customers while continuing to offer digital banking products and services that can be accessed anywhere. With over 90 years’ experience in an area prone to hurricanes, Seacoast has a robust and well tested business continuity program that has rapidly mobilized the Company's response to this crisis. The Company shifted to working remotely with minimal disruption. Branch operations shifted to remain open by drive-thru or lobby appointment only. The Company implemented enhanced cleaning protocols and operational teams are working remotely or in staggered shifts. As an SBA preferred lender, Seacoast is well-positioned to help business customers access the Paycheck Protection Program utilizing its fully digital origination program. Since April 3, 2020, the Company has processed over 3,700 applications for more than $530 million in loans.
Prior to the emergence of COVID-19, Seacoast was on track to achieve its announced Vision 2020 performance targets exiting 2020, which included an efficiency ratio below 50%, return on tangible assets above 1.30%, and a return on tangible common equity above 16%. Changes in the outlook for the economy as a result of COVID-19 will affect achievement of these targets, though it is difficult to predict to what extent. The Company intends to continue to carefully manage operating efficiency, maintain prudent credit oversight and a robust capital position. Although the business and economic impacts of COVID-19 present obvious challenges to Seacoast's operating environment, the Company is confident that its established conservative posture entering this uncertain period will serve it well.
Acquisition of First Bank of the Palm Beaches
The purchase of First Bank of the Palm Beaches ("FBPB") in the first quarter of 2020 increases Seacoast’s market share as the #1 community bank in the attractive Palm Beach market. FBPB operated two branches, which have been converted to Seacoast branches, with deposits of $174 million and loans of $147 million at the time of acquisition.

Results of Operations
First Quarter 2020 Results
For the first quarter of 2020, the Company reported net income of $0.7 million, or $0.01 per average common diluted share, compared to $27.2 million, or $0.52, for the prior quarter and $22.7 million, or $0.44, for the first quarter of 2019. Adjusted net income1 for the first quarter of 2020 totaled $5.5 million, or $0.10 per average common diluted share, compared to $26.8 million, or $0.52, for the prior quarter and $24.2 million, or $0.47, for the first quarter of 2019.

	First	Fourth	First
	Quarter	Quarter	Quarter
	2020	2019	2019
Return on average tangible assets	0.11%	1.66%	1.48%
Return on average tangible shareholders' equity	0.95	14.95	14.86
Efficiency ratio	59.85	48.36	56.55

Adjusted return on average tangible assets[1]	0.32%	1.57%	1.50%
Adjusted return on average tangible shareholders' equity[1]	2.86	14.19	15.11
Adjusted efficiency ratio[1]	53.61	47.52	55.81
[1]Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
For the three months ended March 31, 2020, the Company's return on average tangible assets and return on average tangible shareholders' equity reflect the effects of $4.6 million in merger related expenses from the acquisition of FBPB, and provision for credit losses on loans of $29.5 million, primarily attributed to the recent downturn in economic conditions and the uncertainty of the forecasted future economic environment. Results for the second quarter of 2020, and likely for the remainder of the year 2020, will be significantly impacted by the COVID-19 pandemic and its effect on the Company's markets and its customers.
Net Interest Income and Margin
Net interest income (on a fully taxable equivalent basis)1 for the first quarter of 2020 totaled $63.3 million, increasing $1.4 million, or 2%, during the quarter compared to the fourth quarter of 2019, and increasing $2.4 million, or 4%, compared to the first quarter of 2019. Net interest margin was 3.93% in the first quarter 2020, compared to 3.84% in the fourth quarter 2019 and 4.02% in the first quarter of 2019. For the first quarter of 2020, the yield on loans increased 1 basis point and the yield on securities increased 13 basis points compared to the fourth quarter of 2019, primarily due to early payoffs in both portfolios. The impact on net interest margin from accretion of purchase discounts on acquired loans was 27 basis points in the first quarter of 2020 compared to 21 basis points in the fourth quarter of 2019 and 26 basis points in the first quarter of 2019. The Federal Reserve reduced the overnight rates in the first quarter of 2020 by 150 basis points in response to the economic risks associated with COVID-19, in addition to the 75 basis points in rate reductions in the second half of 2019. Additionally, the 10-year treasury rate fell by approximately 120 basis points in the first quarter, resulting in lower new earning asset yields and further declines in the Company's variable rate earning asset portfolios. Cost of deposits declined to 57 basis points during the quarter, compared to 61 basis points in the fourth quarter of 2019 and 67 basis points in the first quarter of 2019.
The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
First quarter 2020	$63,291	3.93%	4.54%	0.90%
Fourth quarter 2019	61,846	3.84%	4.49%	0.98%
First quarter 2019	60,861	4.02%	4.79%	1.13%
1On tax equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Total average loans increased $111.0 million, or 2%, for the first quarter of 2020 compared to the fourth quarter of 2019, and increased $376.2 million, or 8%, from the first quarter of 2019.

1Non-GAAP measure. - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.

Average loans as a percentage of average earning assets totaled 81% for the first quarter of 2020, 80% for the fourth quarter of 2019 and 79% for the first quarter of 2019. Loan production was affected in the first quarter of 2020 by the suspension of business activity across many industries in response to COVID-19. The Company intentionally slowed origination activity as the potential impact of the pandemic on general economic conditions became apparent. Seacoast began accepting applications from customers on Friday, April 3 for the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). Seacoast has processed over 3,700 loans for its customers under this program, totaling over $530 million with an average loan size of $143,000. These loans mature in two years with an automatic six month payment deferral. Customers can apply for forgiveness providing the proceeds are used for qualifying expenses. There is significant uncertainty about the expected life of these loans, including how many borrowers will seek and qualify for forgiveness. As a result, the impact on loan yields to future periods cannot currently be determined with certainty, and estimates will be periodically updated as more information becomes available.
Loan production is detailed in the following table for the periods specified:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2020	2019	2019
Commercial pipeline at period end	$171,125	$277,788	$193,651
Commercial loan originations	183,330	304,343	186,003

Residential pipeline-saleable at period end	75,226	18,995	25,939
Residential loans-sold	62,865	61,821	32,558

Residential pipeline-portfolio at period end	11,779	19,107	19,346
Residential loans-retained[1]	25,776	163,260	49,645

Consumer pipeline at period end	29,123	23,311	51,258
Consumer originations	51,516	57,659	41,576
[1]Includes wholesale loan purchases of $99.0 million in the fourth quarter of 2019.

Commercial originations during the first quarter of 2020 were $183.3 million, a decrease of $121.0 million, or 40%, compared to the fourth quarter of 2019 and a decrease of $2.7 million, or 1%, compared to the first quarter of 2019. These amounts include Small Business Administration ("SBA") loan originations of $5.6 million in the first quarter of 2020, a decrease of $6.6 million, or 54%, from the fourth quarter of 2019 and a decrease of $12.2 million, or 68% from the first quarter of 2019. In April 2020, the SBA opened access to the Paycheck Protection Program. Seacoast has since processed over 3,700 loans for customers under this program, totaling over $530 million.
The commercial pipeline was down 38% to $171.1 million at the end of the quarter, resulting from the intentional slowing of production due to deteriorating economic conditions associated with COVID-19. Given the uncertain outlook, the Company is focused on serving current strong relationships, with liquidity, strong balance sheets and debt service coverage ratios that can support significant stress.
Closed residential loan production for the first quarter of 2020 was $88.6 million, a decrease of $37.4 million, or 30%, from the fourth quarter of 2019, excluding the purchase in the fourth quarter of 2019 of $99.0 million from the wholesale market, and an increase of $6.4 million, or 8%, from the first quarter of 2019. Residential loan production in the first quarter of 2020 reflects a continued vibrant refinance market; however, despite the low rate environment, it is unclear whether high levels of refinancing will continue through the remainder of the year.
Consumer originations totaled $51.5 million during the first quarter of 2020, a decrease of $6.1 million, or 11%, from the fourth quarter of 2019 and an increase of $9.9 million, or 24%, from the first quarter of 2019.
Average debt securities decreased $28.3 million, or 2.4%, for the first quarter 2020 compared to the fourth quarter 2019, and were $40.7 million, or 3%, lower from the first quarter of 2019.
In the first quarter of 2020, the cost of average interest-bearing liabilities contracted 8 basis points to 0.90% from 0.98%, reflecting decreases in underlying market rates. The low overall cost of our funding reflects the Company’s successful core deposit focus that produced strong growth in customer relationships over the past several years. Noninterest bearing demand deposits at

March 31, 2020 represent 29% of total deposits compared to 28% at December 31, 2019. The cost of average total deposits (including noninterest bearing demand deposits) in the first quarter of 2020 was 0.57% compared to 0.61% in the fourth quarter of 2019 and 0.67% in the first quarter of 2019.
Customer relationship funding is detailed in the following table for the periods specified:

Customer Relationship Funding
	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands, except ratios)	2020	2019	2019	2019	2019
Noninterest demand	$1,703,628	$1,590,493	$1,652,927	$1,669,804	$1,676,009
Interest-bearing demand	1,234,193	1,181,732	1,115,455	1,124,519	1,100,477
Money market	1,124,378	1,108,363	1,158,862	1,172,971	1,192,070
Savings	554,836	519,152	528,214	519,732	508,320
Time certificates of deposit	1,270,464	1,185,013	1,217,683	1,054,183	1,128,702
Total deposits	$5,887,499	$5,584,753	$5,673,141	$5,541,209	$5,605,578

Customer sweep accounts	$64,723	$86,121	$70,414	$82,015	$148,005

Noninterest demand deposits as % of total deposits	29%	28%	29%	30%	30%
The Company’s focus on convenience, with high quality customer service, expanded digital offerings and distribution channels provides stable, low cost core deposit funding. Over the past several years, the Company has strengthened its retail deposit franchise using new strategies and product offerings, while maintaining a focus on growing customer relationships. Seacoast believes that digital product offerings are central to core deposit growth and have proved to be of meaningful value to its customers in this environment. During the first quarter of 2020, average transaction deposits (noninterest and interest bearing demand) increased $156.9 million, or 6%, compared to the same period in 2019. Along with new and acquired relationships, deposit programs and digital sales have improved the Company's market share and deepened relationships with existing customers.
Growth in core deposits has also provided low funding costs. The Company’s deposit mix remains favorable, with 79% of average deposit balances comprised of savings, money market, and demand deposits at March 31, 2020. Seacoast's average cost of deposits, including non interest bearing demand deposits, decreased to 0.57% at March 31, 2020 compared to 0.61% at December 31, 2019, congruent with decreases in the Fed funds rate beginning in the third quarter of 2019 and will continue to benefit in the current low rate environment. Brokered CDs totaled $597.7 million at March 31, 2020, with an average rate of 1.34%. Maturities of these CDs are laddered, with a weighted average maturity of 90 days as of March 31, 2020. The relatively short duration of the brokered CDs allows management to advantageously reprice its funding, taking advantage of the current lower rate environment.
Short-term borrowings, principally comprised of sweep repurchase agreements with customers, decreased $114.0 million, or 62%, year-over-year to an average balance of $71.1 million. The decrease reflects a shift in customer balances into interest bearing deposits. The average rate on customer sweep repurchase accounts was 0.95% for the three months ended March 31, 2020, compared to 1.21% for the same period during 2019. The remaining balances in this product offering will continue to be valuable to customers, although at lower amounts. No federal funds purchased were utilized at March 31, 2020 or 2019.
For the three months ended March 31, 2020, FHLB borrowings averaged $250.0 million, increasing $22.6 million, or 10%, compared to the same period during 2019. The average rate on FHLB borrowings for the three months ended March 31, 2020 was 1.56% compared to 2.53% for the three months ended March 31, 2019. The mix of brokered deposits and FHLB advances continues to be managed to obtain the most advantageous rates.
For the three months ended March 31, 2020, subordinated debt averaged $71.1 million, an increase of $0.3 million compared to the same period during 2019. The average rate on subordinated debt for the three months ended March 31, 2020 was 4.08%, compared to 5.14% for the three months ended March 31, 2019. The subordinated debt relates to trust preferred securities issued by subsidiary trusts of the Company.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2020			2019
	First Quarter			Fourth Quarter			First Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,152,473	$8,696	3.02%	$1,179,843	$8,500	2.88%	$1,186,374	$9,119	3.07%
Nontaxable	19,740	152	3.09	20,709	162	3.13	26,561	190	2.86
Total Securities	1,172,213	8,848	3.02	1,200,552	8,662	2.89	1,212,935	9,309	3.07

Federal funds sold and other investments	87,924	734	3.36	84,961	788	3.68	91,136	918	4.09

Loans, net	5,215,234	63,524	4.90	5,104,272	62,922	4.89	4,839,046	62,335	5.22

Total Earning Assets	6,475,371	73,106	4.54	6,389,785	72,372	4.49	6,143,117	72,562	4.79

Allowance for loan losses	(56,931)			(34,072)			(32,966)
Cash and due from banks	90,084			99,008			99,940
Premises and equipment	67,585			67,485			70,938
Intangible assets	226,712			226,060			230,066
Bank owned life insurance	126,492			125,597			123,708
Other assets	126,230			122,351			136,175
Total Assets	$7,055,543			$6,996,214			$6,770,978

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,173,930	$834	0.29%	$1,190,681	$983	0.33%	$1,029,726	$839	0.33%
Savings	526,727	348	0.27	528,771	422	0.32	500,347	477	0.39
Money market	1,128,757	2,008	0.72	1,148,453	2,184	0.75	1,158,939	2,557	0.89
Time deposits	1,151,750	4,768	1.67	1,078,297	5,084	1.87	1,042,346	4,959	1.93
Federal funds purchased and securities sold under agreements to repurchase	71,065	167	0.95	73,693	226	1.22	185,032	550	1.21
Federal Home Loan Bank borrowings	250,022	968	1.56	181,134	845	1.85	227,378	1,421	2.53
Other borrowings	71,114	722	4.08	71,045	782	4.37	70,836	898	5.14
Total Interest-Bearing Liabilities	4,373,365	9,815	0.90	4,272,074	10,526	0.98	4,214,604	11,701	1.13
Noninterest demand	1,625,215			1,680,734			1,612,548
Other liabilities	62,970			67,206			64,262
Total Liabilities	6,061,550			6,020,014			5,891,414

Shareholders' equity	993,993			976,200			879,564

Total Liabilities & Equity	$7,055,543			$6,996,214			$6,770,978

Cost of deposits			0.57%			0.61%			0.67%
Interest expense as a % of earning assets			0.61%			0.65%			0.77%
Net interest income as a % of earning assets		$63,291	3.93%		$61,846	3.84%		$60,861	4.02%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $14.7 million for the first quarter of 2020, a decrease of $1.7 million, or 10%, compared to the fourth quarter of 2019 and an increase of $1.9 million, or 14%, from the first quarter of 2019. For the three months ended March 31, 2020, noninterest income accounted for 19% of total revenue (excluding securities gains and losses), compared to 17% for the three months ended March 31, 2019.
Noninterest income for the first quarter of 2020 compared to the fourth and first quarters of 2019 is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2020	2019	2019
Service charges on deposit accounts	$2,825	$2,960	$2,697
Interchange income	3,246	3,387	3,401
Wealth management income	1,867	1,579	1,453
Mortgage banking fees	2,208	1,514	1,115
Marine finance fees	146	338	362
SBA gains	139	576	636
BOLI income	886	904	915
Other income	3,352	2,579	2,266
	14,669	13,837	12,845
Securities gains (losses), net	19	2,539	(9)
Total	$14,688	$16,376	$12,836

Service charges on deposits were $2.8 million in the first quarter of 2020, a decrease of $0.1 million, or 5%, compared to the prior quarter and an increase of $0.1 million, or 5%, compared to the prior year. Overdraft fees represent 53% of total service charges on deposits in the first quarter of 2020.
Wealth management income, including trust fees and brokerage commissions and fees, was a record $1.9 million in the first quarter of 2020, increasing $0.3 million, or 18%, from the fourth quarter of 2019 and $0.4 million, or 28%, from the first quarter of 2019. These increases are the result of continued growth in assets under management, a growing sales and support team, industry leading products including digital tools, and the benefit of direct referrals from the Company's team of bankers.
Mortgage banking fees increased by $0.7 million, or 46%, to a record $2.2 million in the first quarter of 2020 compared to the prior quarter, and increased $1.1 million, or 98%, compared to the first quarter of 2019. These increases reflect the combination of increased refinance activity due to lower long-term rates and a greater focus on generating saleable volume.
Marine finance fees were $0.1 million, a decrease $0.2 million, or 57%, from the prior quarter and a decrease of $0.2 million, or 60%, from the prior year, driven by changes in volume.
Interchange income totaled $3.2 million for the three months ended March 31, 2020, a decrease of $0.1 million, or 4%, compared to the three months ended December 31, 2019, and a decrease of $0.2 million, or 5%, compared to the three months ended March 31, 2019. The first quarter of 2020 was impacted by the COVID-19 pandemic and its effect on consumer consumption late in the quarter. The Company believes that interchange income could continue to be negatively impacted by lower spending volume in future periods.
Bank owned life insurance ("BOLI") income totaled $0.9 million for the first quarter of 2020, in line with the prior quarter and prior year results.
SBA income totaled $0.1 million for the first quarter of 2020, a decrease of $0.4 million, or 76%, compared to the prior quarter and a decrease of $0.5 million, or 78%, compared to the prior year, the result of lower production of saleable SBA loans.
Other income was $3.4 million in the first quarter of 2020, an increase of $0.8 million, or 30%, quarter-over-quarter and an increase of $1.1 million, or 48%, year-over-year. Increases reflect higher revenue from SBIC investments in the first quarter of 2020.

Securities losses for the first quarter of 2020 totaled $0.1 million, resulting from the sale of $27.8 million of debt securities with an average yield of 2.44%. Securities gains totaled $2.6 million for the fourth quarter of 2019 and securities losses totaled $0.1 million for the first quarter of 2019. Changes in the value of a CRA-qualified mutual fund investment are also included in this line item and represented gains of $0.1 million in the first quarter of 2020, none in the fourth quarter of 2019 and gains of $0.1 million in the first quarter of 2019.
Noninterest Expenses
The Company has improved its efficiency ratio over time through continued focus on expense discipline as well as more efficient channel integration, allowing consumers and businesses to choose their path of convenience to satisfy their banking needs. Noninterest expenses in the first quarter of 2020 were impacted by typical seasonal trends and the Company continues to focus on streamlining operations. Seacoast has reduced its footprint by 20% since 2017 through successful bank acquisitions and the repositioning of the banking center network in strategic growth markets to meet the evolving needs of its customers. At March 31, 2020, deposits per banking center were $118 million, up from $112 million at March 31, 2019.
For the first quarter of 2020, the efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses), was 59.85% compared to 48.36% for the fourth quarter of 2019 and 56.55% for the first quarter of 2019. Adjusted noninterest expense1 was $41.5 million for the first quarter of 2020, compared to $36.0 million for the fourth quarter of 2019 and $41.1 million for the first quarter of 2019. The adjusted efficiency ratio1 year-over-year improved, declining from 55.81% for the first quarter 2019 to 53.61% for the first quarter of 2020.

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except ratios)	2020	2019	2019
Noninterest expense, as reported	$47,798	$38,057	$43,099

Merger related charges	(4,553)	(634)	(335)
Amortization of intangibles	(1,456)	(1,456)	(1,458)
Business continuity expenses	(307)	—	—
Branch reductions and other expense initiatives	—	—	(208)
Adjusted noninterest expense[1]	$41,482	$35,967	$41,098

Foreclosed property expense and net gain/(loss) on sale	315	(3)	40

Net adjusted noninterest expense[1]	$41,797	$35,964	$41,138

Efficiency Ratio	59.85%	48.36%	56.55%
Adjusted efficiency ratio[1,2]	53.61	47.52	55.81
[1]Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
[2]Adjusted efficiency ratio is defined as noninterest expense, including adjustment to noninterest expense divided by aggregated tax equivalent net interest income and noninterest income, including adjustments to revenue

Noninterest expenses for the first quarter of 2020 totaled $47.8 million, an increase of $9.7 million, or 26%, compared to the fourth quarter of 2020, and an increase of $4.7 million, or 11%, from the first quarter of 2019. Noninterest expenses for the first quarter of 2020, as compared to the fourth and first quarters of 2019 are detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2020	2019	2019
Noninterest expense
Salaries and wages	$23,698	$17,263	$18,506
Employee benefits	4,255	3,323	4,206
Outsourced data processing costs	4,633	3,645	3,845
Telephone/data lines	714	651	811
Occupancy	3,353	3,368	3,807
Furniture and equipment	1,623	1,416	1,757
Marketing	1,278	885	1,132
Legal and professional fees	3,363	2,025	2,847
FDIC assessments	—	—	488
Amortization of intangibles	1,456	1,456	1,458
Foreclosed property expense and net (gain)/loss on sale	(315)	3	(40)
Other	3,740	4,022	4,282
Total	$47,798	$38,057	$43,099
Salaries and wages totaled $23.7 million for the first quarter of 2020, $17.3 million for the fourth quarter of 2019, and $18.5 million for the first quarter of 2019. The first quarter of 2020 included $2.2 million in acquisition-related charges, and $0.3 million in bonuses to retail associates for keeping critical functions operating at full capacity through the initial stages of the Company's response to the COVID-19 pandemic. The remaining increase was the result of recruiting seasoned bankers and the impact of fewer loan originations on the deferred loan origination costs.
During the first quarter 2020, employee benefit costs, which include costs associated with group health insurance, 401(k) plan, payroll taxes, and unemployment compensation, were $4.3 million, an increase of $0.9 million, or 28%, compared to the prior quarter and flat year-over-year. Increases from the fourth quarter of 2019 are primarily the result of a return of payroll taxes and 401(k) contribution expenses and the reactivation of incentive accruals, all in line with prior years' seasonality.
The Company utilizes third parties for its core data processing systems. The data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $4.6 million, $3.6 million and $3.8 million for the first quarter 2020, fourth quarter 2019 and first quarter 2019, respectively. Of the $1.0 million increase quarter-over-quarter, $0.8 million was acquisition related. The Company continues to improve and enhance mobile and other digital products and services through key third parties. This may increase outsourced data processing costs as customers adopt improvements and products and as business volumes grow.
Telephone and data line expenditures, including electronic communications with customers and between branch and customer support locations and personnel, as well as with third party data processors, was $0.7 million, an increase of $0.1 million, or 10%, during the first quarter of 2020 when compared to the fourth quarter of 2019 and a decrease of $0.1 million, or 12%, when compared to the first quarter of 2019.
Total occupancy, furniture and equipment expenses for the first quarter of 2020 increased $0.2 million, or 4%, from the fourth quarter of 2019, and decreased compared to the first quarter of 2019 by $0.6 million, or 11%. Lease expenses for the three months ended March 31, 2020 were flat quarter-over-quarter despite the additional branches acquired from FBPB and decreased $0.1 million, or 5% year-over-year due to the expiration of the Company's operations center lease a year ago. Depreciation and other furniture and equipment expenditures were flat quarter-over-quarter, and each decreased by $0.2 million when compared to the prior year. The Company believes branches are still valuable to customers for more complex transactions, but simple tasks, such as depositing and withdrawing funds, are rapidly migrating to the digital world. Management anticipates that branch consolidations will continue for the Company and the banking industry in general.
For the first quarter of 2020, fourth quarter of 2019 and first quarter of 2019, marketing expenses totaled $1.3 million, $0.9 million and $1.1 million, respectively. First quarter increases included $0.1 million in acquisition related expenses and 2020 deposit promotions.

Legal and professional fees for the first quarter of 2020, fourth quarter of 2019 and first quarter of 2019 totaled $3.4 million, $2.0 million, and $2.8 million, respectively, inclusive of $1.1 million in merger related expenses in the first quarter of 2020. Significant projects in the first quarter of 2019 in risk management and lending operations contributed to higher professional fees in the 2019 three-month period.
During the third quarter of 2019, the FDIC announced the achievement of their target deposit insurance reserve ratio, resulting in the Company's ability to apply previously awarded credits to deposit insurance assessments. This resulted in no FDIC assessment expenses for the first quarter of 2020 or for the fourth quarter of 2019. The Company has remaining credits of $0.2 million, which will be applied to future assessments if the FDIC’s reserve ratio remains above the target threshold.
For the first quarter of 2020, gains on sales of OREO offset write-downs and expenses on foreclosed properties, resulting in a net gain of $0.3 million. (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).
Other expense totaled $3.7 million, $4.0 million and $4.3 million for the first quarter of 2020, the fourth quarter of 2019 and the first quarter of 2019, respectively. Primary contributors to the decreases were varied, including decreases in education-related costs, dues to organizations, overnight delivery service fees, correspondent clearing, travel charges, stationery, printing and supplies, and other expenditure reductions resulting from the Company's continued focus on efficiency and streamlining operations.
Income Taxes
For the first quarter of 2020, the Company recorded a tax benefit of $0.2 million compared to tax expenses of $8.1 million in the fourth quarter of 2019 and $6.4 million in the first quarter of 2019. Tax benefits related to stock-based compensation totaled $0.3 million in the first quarter of 2020, compared to $0.1 million in the fourth quarter of 2019 and $0.6 million in the first quarter of 2019. Management believes all of the future tax benefits of the Company’s deferred tax assets can be realized and no valuation allowance is required.
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

Non-GAAP Reconciliation to GAAP
	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except per share data)	2020	2019	2019
Net income, as reported:
Net income	$709	$27,176	$22,705

Diluted earnings per share	$0.01	$0.52	$0.44

Adjusted net income:
Net income	$709	$27,176	$22,705
Securities (gains) losses, net	(19)	(2,539)	9
Total adjustments to revenue	(19)	(2,539)	9

Merger related charges	(4,553)	(634)	(335)
Amortization of intangibles	(1,456)	(1,456)	(1,458)
Business continuity expenses	(307)	—	—
Branch reductions and other expense initiatives[1]	—	—	(208)
Total adjustments to noninterest expense	(6,316)	(2,090)	(2,001)

Tax effect of adjustments	1,544	(110)	510
Adjusted net income	$5,462	$26,837	$24,205

Adjusted diluted earnings per share	$0.10	$0.52	$0.47

Average Assets	$7,055,543	$6,996,214	$6,770,978
Less average goodwill and intangible assets	(226,712)	(226,060)	(230,066)
Average Tangible Assets	$6,828,831	$6,770,154	$6,540,912

Return on Average Assets (ROA)	0.04%	1.54%	1.36%
Impact of removing average intangible assets and related amortization	0.07	0.12	0.12
Return on Average Tangible Assets (ROTA)	0.11	1.66	1.48
Impact of other adjustments for Adjusted Net Income	0.21	(0.09)	0.02
Adjusted Return on Average Tangible Assets	0.32	1.57	1.50

Average Shareholders' Equity	$993,993	$976,200	$879,564
Less average goodwill and intangible assets	(226,712)	(226,060)	(230,066)
Average Tangible Equity	$767,281	$750,140	$649,498

Return on Average Shareholders' Equity	0.29%	11.04%	10.47%
Impact of removing average intangible assets and related amortization	0.66	3.91	4.39
Return on Average Tangible Common Equity (ROTCE)	0.95	14.95	14.86
Impact of other adjustments for Adjusted Net Income	1.91	(0.76)	0.25
Adjusted Return on Average Tangible Common Equity	2.86	14.19	15.11

Loan interest income excluding accretion on acquired loans[2]	$59,237	$59,515	$58,397
Accretion on acquired loans	4,287	3,407	3,938
Loan Interest Income[2]	$63,524	$62,922	$62,335

Yield on loans excluding accretion on acquired loans[2]	4.57%	4.63%	4.89%
Impact of accretion on acquired loans	0.33	0.26	0.33
Yield on Loans[2]	4.90	4.89	5.22

Net interest income excluding accretion on acquired loans[2]	$59,004	$58,439	$56,923
Accretion on acquired loans	4,287	3,407	3,938
Net Interest Income[2]	$63,291	$61,846	$60,861

Net interest margin excluding accretion on acquired loans[2]	3.66%	3.63%	3.76%
Impact of accretion on acquired loans	0.27	0.21	0.26
Net Interest Margin[2]	3.93	3.84	4.02

Loan interest income excluding tax equivalent adjustment	$63,440	$62,867	$62,287
Tax equivalent adjustment to loans	84	55	48
Loan Interest Income[2]	$63,524	$62,922	$62,335

Securities interest income excluding tax equivalent adjustment	$8,817	$8,630	$9,270
Tax equivalent adjustment to securities	31	32	39
Securities Interest Income[2]	$8,848	$8,662	$9,309

Net interest income excluding tax equivalent adjustments	$63,176	$61,759	$60,774
Tax equivalent adjustments to loans	84	55	48
Tax equivalent adjustments to securities	31	32	39
Net Interest Income[2]	$63,291	$61,846	$60,861
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company's branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $244.4 million, or 3%, from December 31, 2019, benefiting from the first quarter acquisition of FBPB and new relationships derived through the Company's unique combination of customer analytics, marketing automation and experienced bankers in growing markets.
Securities
Information related to maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.
At March 31, 2020, the Company had $910.3 million in debt securities available-for-sale and $252.4 million in debt securities held-to-maturity. The Company's total debt securities portfolio decreased $45.5 million, or 4%, from December 31, 2019.
During the three months ended March 31, 2020, there were $74.2 million of debt security purchases and $63.5 million in paydowns and maturities. For the three months ended March 31, 2020, proceeds from the sale of securities totaled $27.8 million, with net losses of $0.1 million. For the three months ended March 31, 2019, there were no debt security purchases and aggregated maturities and principal paydowns totaled $27.1 million. Proceeds from sales of securities during the three months ended March 31, 2019 totaled $35.0 million, with net losses of $0.1 million.
Debt securities generally return principal and interest monthly. The modified duration of the investment portfolio at March 31, 2020 was 3.3 years, compared to 3.5 years at December 31, 2019.
At March 31, 2020, available-for-sale debt securities had gross unrealized losses of $22.2 million and gross unrealized gains of $28.5 million, compared to gross unrealized losses of $2.7 million and gross unrealized gains of $8.8 million at December 31, 2019.
The credit quality of the Company’s securities holdings are primarily investment grade. U.S. Treasuries, obligations of U.S. government agencies and obligations of U.S. government sponsored entities totaled $897.2 million, or 77%, of the total portfolio.
The portfolio includes $50.6 million in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are 28 positions totaling $30.5 million ($28.5 million fair value) in private label mortgage-backed residential securities, primarily originated in 2005 or prior years with low loan to value ("LTV"), current FICO scores above 700, and weighted average credit support of 20%. The collateral underlying these mortgage investments include both fixed-rate and adjustable-rate mortgage loans. Five positions in non-guaranteed agency commercial securities total $22.3 million ($22.1 million fair value). These securities have weighted average LTVs in the mid-60s and average credit support of 11%. The collateral underlying these mortgages are primarily pooled multifamily loans.
The Company also has invested $205.2 million ($185.7 million fair value) in uncapped 3-month LIBOR floating rate collateralized loan obligations ("CLOs"). CLOs are special purpose vehicles, and the Company’s holdings purchase nearly all first lien broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of March 31, 2020, the Company held 29 total positions, of which 23 positions totaling $180.2 million ($164.6 million fair value), or 88%, are in AAA/AA tranches, and 6 positions totaling $25.0 million ($21.1 million fair value), or 12%, are in A rated tranches with average credit support of 31% and 18%, respectively. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments for each CLO security. The results of this analysis did not indicate expected credit losses.
Held-to-maturity securities consist solely of mortgage-backed securities guaranteed by government agencies.

At March 31, 2020, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current rate environment. Management believes that each investment will recover any price depreciations over its holding period as the debt securities move to maturity and there is the intent and ability to hold these investments to maturity if necessary. Therefore, at March 31, 2020, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $5.3 billion at March 31, 2020, $118.8 million more than at December 31, 2019. For the three months ended March 31, 2020, $183.3 million in commercial and commercial real estate loans were originated compared to $186.0 million for the three months ended March 31, 2019, a decrease of $2.7 million, or 1%. The loan pipeline for commercial and commercial real estate loans totaled $171.1 million at March 31, 2020. Consumer originations totaled $51.5 million at March 31, 2020, higher by $9.9 million, or 24%, compared to the three months ended March 31, 2019, and the pipeline for these loans at March 31, 2020 was $29.1 million.
The Company closed $88.6 million in residential loans during the first quarter of 2020, compared to $126.0 million closed during the fourth quarter of 2019. Saleable volumes were higher for the first quarter of 2020, representing 71% of production versus 49% of production during the fourth quarter of 2019. The saleable residential mortgage pipeline at March 31, 2020 totaled $75.2 million while the retained pipeline decreased to $11.8 million.
Continued loan growth is accompanied by sound risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains below regulatory limits (see “Loan Concentrations”).
The following tables detail loan portfolio composition at March 31, 2020 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non PCD”) as defined in Note E-Loans; and at December 31, 2019 for portfolio loans, purchased credit impaired loans ("PCI") and purchased unimpaired loans("PUL").

	March 31, 2020
(In thousands)	Portfolio Loans	Acquired Non PCD Loans	PCD Loans	Total
Construction and land development	$257,481	$34,934	$2,990	$295,405
Commercial real estate - owner occupied	824,836	230,517	27,540	1,082,893
Commercial real estate - non owner occupied	1,058,841	310,417	11,838	1,381,096
Residential real estate	1,315,664	233,169	10,921	1,559,754
Commercial and financial	721,380	73,134	1,524	796,038
Consumer	195,176	6,478	368	202,022
Net Loan Balances	$4,373,378	$888,649	$55,181	$5,317,208

	December 31, 2019
(In thousands)	Portfolio Loans	PULs	PCI Loans	Total
Construction and land development	$281,335	$43,618	$160	$325,113
Commercial real estate[1]	1,834,811	533,943	10,217	2,378,971
Residential real estate	1,304,305	201,848	1,710	1,507,863
Commercial and financial	697,301	80,372	579	778,252
Consumer	200,166	8,039	—	208,205
Net Loan Balances	$4,317,918	$867,820	$12,666	$5,198,404
[1]Commercial real estate includes owner-occupied balances of $1.0 billion for December 31, 2019.
The amortized cost basis of portfolio loans as of March 31, 2020 and December 31, 2019 includes net deferred costs of $20.9 million and $19.9 million, respectively. At March 31, 2020, the remaining fair value adjustments on acquired loans was $32.9 million, or 3.4% of the outstanding acquired loan balances, which consisted of $1.0 million on PCD loans and $31.9 million on acquired non-PCD loans. At December 31, 2019, the remaining fair value adjustments for PUL loans was $34.9 million, or 3.8%

of the acquired loan balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.
Commercial real estate ("CRE") loans, inclusive of owner-occupied commercial real estate, increased by $85.0 million, totaling $2.5 billion at March 31, 2020 compared to December 31, 2019. Owner-occupied commercial real estate loans represent $1.1 billion, or 44%, of the commercial real estate portfolio.
The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at March 31, 2020 aggregated to $272.0 million, of which $182.6 million was funded compared to $268.9 million at December 31, 2019, of which $179.0 million was funded. The Company had 127 commercial and commercial real estate relationships in excess of $5 million totaling $1.2 billion, of which $1.1 billion was funded at March 31, 2020 compared to 120 relationships totaling $1.2 billion at December 31, 2019, of which $1.0 billion was funded.
Fixed-rate and adjustable-rate loans secured by commercial real estate, excluding construction loans, totaled approximately $2.0 billion and $435.9 million, respectively, at March 31, 2020, compared to $2.0 billion and $418.8 million, respectively, at December 31, 2019.
The following table details commercial real estate and construction and land development loans outstanding by collateral type at March 31, 2020:

($ in thousands)	Commercial Real Estate	Construction and Land Development	Total	% of Total Loans
Office Building	$694,678	$6,278	$700,956	13%
Retail	455,032	16,296	471,328	9%
Industrial & Warehouse	356,182	16,104	372,286	7%
Other Commercial Property	241,142	—	241,142	5%
Apartment Building / Condominium	189,441	29,704	219,145	4%
Health Care	187,419	18,267	205,686	4%
Hotel / Motel	115,240	—	115,240	2%
1-4 Family Residence - Individual Borrowers	—	89,544	89,544	2%
Vacant Lot	—	77,317	77,317	1%
Convenience Store	56,704	—	56,704	1%
Restaurant	44,954	495	45,449	1%
1-4 Family Residence - Spec Home	4,140	39,628	43,768	1%
Church	25,563	—	25,563	—%
Agriculture	22,251	—	22,251	—%
School / Education	20,919	546	21,465	—%
Manufacturing Building	18,850	—	18,850	—%
Recreational Property	10,549	—	10,549	—%
Other	20,925	1,226	22,151	—%
Total	$2,463,989	$295,405	$2,759,394	52%
The largest collateral type in the CRE and construction portfolios, when aggregated, is office buildings, representing only 13% of the portfolio. The average loan size in the office building category is $573 thousand and the average loan to value ("LTV") is 59%. 60% of this category is classified as owner occupied. This primarily includes medical, accounting, engineering, health care, veterinarians and other like type professionals. The remaining 40% of the office building category is stabilized income-producing investment properties.
The second-largest category is retail, representing 9% of total loans. The average loan size in the retail category is $1.3 million and the average LTV is 54%. Loans collateralized by hotels/motels represent only $115 million with an average loan size of $3.3 million and an average LTV of 55%. Restaurant exposure is limited, only $45 million, and is distributed amongst quick serve and full-service restaurants, with an average loan size of $755 thousand and LTV of 56%.

Commercial and financial loans outstanding were $796.0 million at March 31, 2020 and $778.3 million at December 31, 2019. The Company's primary customers for commercial and financial loans are small to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing companies. Such businesses are smaller and subject to the risks of lending to small- to medium-sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.
The following table details the commercial and financial loans outstanding by industry type at March 31, 2020:

($ in thousands)	Commercial and Financial	% of Total Loans
Management Companies[1]	$160,033	3%
Professional, Scientific, Technical & Other Services	92,961	2
Construction	89,300	2
Finance & Insurance	78,807	2
Real Estate Rental & Leasing	73,360	1
Health Care & Social Assistance	59,900	1
Manufacturing	41,007	1
Wholesale Trade	39,393	1
Transportation & Warehousing	38,071	1
Retail Trade	29,573	1
Educational Services	17,644	—
Administrative & Support	16,412	—
Accommodation & Food Services	16,392	—
Public Administration	13,677	—
Agriculture	13,550	—
Other Industries	15,958	—
Total	$796,038	15%
[1]Primarily corporate aircraft and marine vessels associated with high net worth individuals
Residential mortgage loans increased $51.9 million to $1.6 billion as of March 31, 2020, compared to December 31, 2019. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At March 31, 2020, approximately $586.9 million, or 38%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans, which includes hybrid adjustable-rate mortgages. Fixed-rate mortgages totaled approximately $664.0 million, or 43%, at March 31, 2020, of which 15- and 30-year mortgages totaled $44.0 million and $385.1 million, respectively. Remaining fixed-rate balances were comprised of home improvement loans totaling $234.8 million, most with maturities of 10 years or less. Home equity lines of credit ("HELOCs"), primarily floating rates, totaled $308.9 million at March 31, 2020. In comparison, loans secured by residential properties having fixed rates totaled $659.4 million at December 31, 2019, with 15- and 30-year fixed-rate residential mortgages totaling $43.5 million and $372.0 million, respectively, and home equity mortgages and HELOCs totaling $243.8 million and $292.1 million, respectively. Borrowers in the residential mortgage portfolio have an average credit score of 778. Specifically for HELOCs, borrowers have an average credit score of 771. The average LTV of our HELOC portfolio is 59% with 40% of the portfolio being in first lien position.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $6.2 million, or 3%, to total $202.0 million compared to $208.2 million at December 31, 2019. Of the $6.2 million decrease, auto loans decreased $0.3 million, marine loans increased $0.2 million and other consumer loans decreased $5.7 million. Borrowers in the consumer portfolio have an average credit score of 756.
In response to the impact of the COVID-19 pandemic on its borrowers, the Company is actively working with its customers to accommodate requests for short term payment deferrals to help them better manage through the financial implications of this period. As of April 30, 2020, approximately 2,500 borrowers with $1.0 billion in outstanding balances were participating in a payment deferral plan. The average length of payment deferrals was four months. Interest and fees will continue to accrue on these loans during the deferral period. If economic conditions further deteriorate, these borrowers may be unable to resume scheduled payments, which may result in reversal of accrued interest, further modification of terms and additional necessary provisions for credit losses.

At March 31, 2020, the Company had unfunded loan commitments of $1.1 billion compared to $1.0 billion at December 31, 2019.
Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit loss volatility in the future. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $703.9 million and represented 13% of the total portfolio at March 31, 2020 compared to $680.2 million, or 13%, at year-end 2019.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital declined to 35% and 193%, respectively, at March 31, 2020, compared to 40% and 204%, respectively, at December 31, 2019. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 32% and 181%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded.
Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality
Nonperforming assets (“NPAs”) at March 31, 2020 totaled $40.2 million, and were comprised of $17.9 million of nonaccrual portfolio loans, $7.7 million of nonaccrual purchased loans, $10.7 million of non-acquired other real estate owned (“OREO”), $0.4 million of acquired OREO and $3.6 million of branches taken out of service. Compared to December 31, 2019, nonaccrual purchased loans increased $1.7 million, spread across several loans, while acquired OREO remained flat. The increase in non-acquired OREO of $5.5 million from December 31, 2019 includes additions of a single multifamily property for $4.5 million and a single residential property for $1.1 million offset by sales of $0.1 million. The decrease in OREO for bank branches of $3.2 million reflects the sale of a single branch property. Overall, NPAs increased $0.9 million, or 2%, from $39.3 million recorded as of December 31, 2019. At March 31, 2020, approximately 65% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At March 31, 2020, nonaccrual loans were written down by approximately $3.1 million, or 6%, of the original loan balance (including specific impairment reserves).
Nonperforming loans to total loans outstanding at March 31, 2020 decreased to 0.48% from 0.52% at December 31, 2019. Nonperforming assets to total assets at March 31, 2020 remained at 0.55%, consistent with December 31, 2019.
The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.
The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings ("TDRs") have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $10.8 million at March 31, 2020 compared to $11.1 million at December 31, 2019. Accruing TDRs are excluded from the nonperforming asset ratios.
In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID–19. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short–term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant and were made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID–19 national emergency. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In March 2020, the Company processed short-term payment deferrals on loans totaling approximately $512 million to borrowers who were current on payments prior to deferral. None of these payment deferrals have have been classified as TDRs, and are therefore not included in the table below.
The table below sets forth details related to nonaccrual and accruing restructured loans.

	March 31, 2020
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Performing	Total
Construction & land development	$573	$33	$606	$121
Commercial real estate - owner occupied	1,909	955	2,864	110
Commercial real estate - non owner occupied	2,050	2,225	4,275	4,519
Residential real estate	1,723	7,121	8,844	5,860
Commercial and financial	6,713	1,703	8,416	26
Consumer	501	76	577	197
Total	$13,469	$12,113	$25,582	$10,833

	December 31, 2019
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Performing	Total
Construction & land development	$4,902	$35	$4,937	$131
Commercial real estate	3,800	2,720	6,520	4,666
Residential real estate	2,552	6,928	9,480	6,027
Commercial and financial	4,674	1,234	5,908	27
Consumer	38	72	110	249
Total	$15,966	$10,989	$26,955	$11,100

At March 31, 2020 and December 31, 2019, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	March 31, 2020		December 31, 2019
(In thousands)	Number	Amount	Number	Amount
Rate reduction	53	$12,230	56	$10,739
Maturity extended with change in terms	41	3,859	48	5,083
Chapter 7 bankruptcies	18	2,241	22	1,275
Not elsewhere classified	10	693	11	966
Total	122	$19,023	137	$18,063
During the three months ended March 31, 2020, five loans totaling $0.5 million were modified to a TDR, compared to two loans totaling $2.0 million for the three months ended March 31, 2019. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. There were three defaults totaling $1.4 million of loans to a single borrower modified within the twelve months preceding March 31, 2020. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.
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

Allowance for Credit Losses on Loans
On January 1, 2020, the Company adopted ASC Topic 326 - Financial Instruments - Credit Losses. The new guidance replaced the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposure such as loan commitments, standby letters of credit, financial guarantees and other similar instruments.
Management estimates the allowance using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit losses provide the basis for estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, loan to value ratios, borrower credit characteristics, loan seasoning or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, occupancy rates, and other macroeconomic metrics.
Upon adoption of the new model, the initial adjustment to the allowance for credit losses was an increase of $21.2 million, bringing the ratio of allowance to total loans from 0.68% at December 31, 2019 to 1.08% at January 1, 2020. The increase was attributed to the new requirement to estimate losses over the full remaining expected life of the loans, and to the impact of the new guidance on the Company's acquired loan portfolio. The economic forecast scenario as of January 1, 2020 projected a stable macroeconomic environment over the three year forecast period.
The following table presents the activity in the allowance for credit losses on loans by segment:

	Three Months Ended March 31, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Impact on Allowance of PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction & land development	$1,842	$1,479	$48	$1,248	$—	$29	$—	$4,646
Commercial real estate - owner occupied	5,361	80	207	(264)	(44)	—	(13)	5,327
Commercial real estate - non owner occupied	7,863	9,341	140	18,283	(12)	28	—	35,643
Residential real estate	7,667	5,787	97	6,260	(18)	116	(10)	19,899
Commercial and financial	9,716	3,677	11	2,746	(1,100)	420	—	15,470
Consumer	2,705	862	13	1,240	(473)	80	(1)	4,426
Totals	$35,154	$21,226	$516	$29,513	$(1,647)	$673	$(24)	$85,411
The following table presents the ratio of the allowance for credit losses on loans to total loans by segment as of :

	December 31, 2019	January 1, 2020	March 31, 2020
Construction & land development	0.57%	1.02%	1.57%
Commercial real estate - owner occupied	0.52%	0.53%	0.49%
Commercial real estate - non owner occupied	0.59%	1.28%	2.59%
Residential real estate	0.51%	0.89%	1.28%
Commercial and financial	1.25%	1.72%	1.94%
Consumer	1.30%	1.71%	2.19%
Totals	0.68%	1.08%	1.61%
The allowance for credit losses on loans was $85.4 million at March 31, 2020, an increase of $50.3 million compared to December 31, 2019. In addition to the $21.2 million impact of the initial adoption of ASC Topic 326, increases in the allowance included $0.5 million assigned to PCD loans acquired from FBPB during the period, and the provision for credit losses which reflects the deterioration of the current and forecasted macroeconomic environment during the first quarter of 2020, and includes coverage of new non-PCD loans acquired from FBPB. Net charge-offs for the first quarter of 2020 were $1.0 million, or 0.07% of average loans and, for the four most recent quarters, averaged 0.16% of outstanding loans.
Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At March 31, 2020, the Company had $1.6 billion in loans secured by residential real estate and $2.5 billion in loans secured by commercial real estate, representing 29% and 46% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
With the emergence of the COVID-19 pandemic late in the first quarter of 2020 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.
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
Funding sources include primarily customer-based deposits, collateral-backed borrowings, brokered deposits, cash flows from operations, cash flows from the loan and investment portfolios and asset sales, primarily secondary marketing for residential real estate mortgages and marine loans. Cash flows from operations are a significant component of liquidity risk management and the Company considers both deposit maturities and the scheduled cash flows from loan and investment maturities and payments when managing risk.
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
The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. However, the Company began strategically increasing brokered deposits to supplement the liquidity position, given the unknown impact of COVID-19 on business and economic conditions. Brokered certificates of deposits ("CDs") at March 31, 2020 were $597.7 million, an increase of $124.9 million, or 26% , from December 31, 2019.
Cash and cash equivalents, including interest bearing deposits, totaled $314.9 million on a consolidated basis at March 31, 2020, compared to $124.5 million at December 31, 2019. Higher cash and cash equivalent balances at March 31, 2020 reflect favorable deposit growth as well as proceeds from the sales of available-for-sale debt securities.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available-for-sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At March 31, 2020, the Company had available unsecured lines of $160.0 million and secured lines of credit, which are subject to change, of $1.2 billion. In addition, the Company had $851.5 million of debt securities and $830.0 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2019, the Company had available unsecured lines of $130.0 million and secured lines of credit of $1.1 billion, and $924.2 million of debt securities and $830.0 million in residential and commercial real estate loans available as collateral. Starting in mid-April 2020, the Federal Reserve is offering term funding with a fixed rate of 35 basis points on pledged Payroll Protection Program loans. The Company expects to utilize this program.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the first quarter of 2020, Seacoast Bank distributed $5.6 million to the Company and, at March 31, 2020, is eligible to distribute dividends to the Company of approximately $149.3 million without prior regulatory approval. At March 31, 2020, the Company had cash and cash equivalents at the parent of approximately $50.8 million compared to $53.0 million at December 31, 2019.

Deposits and Borrowings
The Company’s balance sheet continues to be primarily funded by core deposits.
Total deposits increased $302.7 million, or 5%, to $5.9 billion at March 31, 2020, compared to December 31, 2019. At March 31, 2020, total deposits excluding brokered CDs grew $177.9 million, or 3%, from year-end 2019.
Since December 31, 2019, interest bearing deposits (interest bearing demand, savings and money market deposits) increased $104.2 million, or 4%, to $2.9 billion, and CDs (excluding broker CDs) decreased $39.4 million, or 6%, to $0.7 billion. Noninterest demand deposits were higher by $113.1 million, or 7%, compared to year-end 2019, totaling $1.7 billion. Noninterest demand deposits represented 29% of total deposits at March 31, 2020 and 28% at December 31, 2019.
During the three months ended March 31, 2020, $842.5 million of brokered CDs at an average rate of 1.68% matured, and the Company acquired $1.0 billion in brokered CDs at a weighted average rate of 1.47%. Total brokered CDs at March 31, 2020 totaled $597.7 million compared to $472.9 million at December 31, 2019. The maturity of the brokered CDs is laddered with a weighted average maturity of 90 days at March 31, 2020.
Customer repurchase agreements totaled $64.7 million at March 31, 2020, decreasing $21.4 million, or 25%, from December 31, 2019. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.
No unsecured federal funds purchased were outstanding at March 31, 2020.
At March 31, 2020 and December 31, 2019, borrowings were comprised of subordinated debt of $71.2 million and $71.1 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $265.0 million and $315.0 million, respectively. At March 31, 2020, the $265.0 million in FHLB borrowings had a weighted average maturity of 60 days. The weighted average rate for FHLB funds during the three months ended March 31, 2020 and 2019 was 1.56% and 2.53%, respectively, and compared to 2.28% for the year ended December 31, 2019. Secured FHLB borrowings are an integral tool in liquidity management for the Company.
The Company issued subordinated debt in conjunction with its wholly owned trust subsidiaries in connection with bank acquisitions in previous years. The acquired junior subordinated debentures (in accordance with ASC Topic 805 Business Combinations) were recorded at fair value, which collectively is $3.9 million lower than face value at March 31, 2020. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.
The weighted average interest rate of outstanding subordinated debt related to trust preferred securities was 4.08% and 5.14% for the three months ended March 31, 2020 and 2019, respectively, and compared to 4.75% for the year ended December 31, 2019.
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
Lending commitments include unfunded loan commitments and standby and commercial letters of credit. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. A large majority of loan commitments and standby letters of credit expire without being funded, and accordingly, total contractual amounts are not representative of actual future credit exposure or liquidity requirements. Loan commitments and letters of credit expose the Company to credit risk in the event that the customer draws on the commitment and subsequently fails to perform under the terms of the lending agreement. During the current economic uncertainty created by the COVID-19 pandemic, borrowers may be more dependent upon lending commitments than they have been in the past, and more likely to draw on the commitments.
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $1.1 billion at March 31, 2020 and $1.0 billion at December 31, 2019.

Capital Resources
The Company’s equity capital at March 31, 2020 increased $6.1 million from December 31, 2019 to $991.8 million. Changes in equity are primarily attributed to a $21.0 million increase from the issuance of stock pursuant to the FBPB acquisition partially offset by a $16.9 million decrease from the adoption of CECL.
The ratio of shareholders’ equity to period end total assets was 13.49% and 13.87% at March 31, 2020 and December 31, 2019, respectively. The ratio of tangible shareholders’ equity to tangible assets was 10.68% and 11.05% at March 31, 2020 and December 31, 2019, respectively.
Activity in shareholders’ equity for the three months ended March 31, 2020 and 2019 follows:

(In thousands)	2020	2019
Beginning balance at December 31, 2019 and 2018	$985,639	$864,267
Net income	709	22,705
Cumulative change in accounting principle upon adoption of new accounting pronouncement	(16,876)	—
Issuance of stock pursuant to acquisition of First Bank of the Palm Beaches	21,031	—
Stock compensation, net of Treasury shares acquired	990	609
Change in other comprehensive income	294	8,843
Ending balance at March 31, 2020 and 2019	$991,787	$896,424
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

March 31, 2020	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	16.62%	15.63%	10.00%
Tier 1 Capital Ratio	15.57%	14.58%	8.00%
Common Equity Tier 1 Ratio (CET1)	14.27%	14.58%	6.50%
Leverage Ratio	12.19%	11.67%	5.00%
[1]For subsidiary bank only
The Company’s total risk-based capital ratio was 16.62% at March 31, 2020, an increase from December 31, 2019’s ratio of 15.71%. During the first quarter of 2020, the Company adopted interagency guidance which delays the impact of CECL adoption on capital for two years followed by a three year phase-in period. At March 31, 2020, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 11.67%, well above the minimum to be well capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $149.3 million of dividends to the Company.
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
The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $71.2 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions. The Company has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Management believes the most critical accounting estimates and assumptions that involve the most difficult, subjective and complex assessments are:
•the allowance and the provision for credit losses on loans;
•acquisition accounting and purchased loans;
•intangible assets and impairment testing;
•other fair value adjustments;
•credit losses on AFS debt securities, and;
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
Allowance and Provision for Credit Losses on Loans– Critical Accounting Policies and Estimates
On January 1, 2020, the Company adopted ASC Topic 326 - Financial Instruments - Credit Losses, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology.
For loans, management estimates the allowance for credit losses using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit losses provide the basis for estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, loan to value ratios, borrower credit characteristics, loan seasoning or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, occupancy rates, and other macroeconomic metrics.
The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. The Company has developed an allowance model based on an analysis of probability of default ("PD") and loss given default ("LGD") to determine an expected loss by loan segment. PD's and LGD's are developed by analyzing the average historical loss migration of loans to default.

The allowance estimation process also applies an economic forecast scenario over a three year forecast period. The forecast may utilize one scenario or a composite of scenarios based on management's judgment and expectations around the current and future macroeconomic outlook. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. For portfolio segments with a weighted average life longer than three years, the Company reverts to longer term historical loss experience, adjusted for prepayments, to estimate losses over the remaining life of the loans within each segment.
Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the quantitative components of the allowance model. These influences may include elements such as changes in concentration, macroeconomic conditions, recent observable asset quality trends, staff turnover, regional market conditions, employment levels and loan growth. Based upon management's assessments of these factors, the Company may apply qualitative adjustments to the allowance.
Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
The contractual term of a loan excludes expected extensions, renewals, and modification unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and not unconditionally cancellable by the Company.

A loan for which which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a troubled debt restructuring ("TDR"). The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit losses is determining by discounting the expected future cash flows at the original interest rate of the loan.
It is the Company's practice to ensure that the charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past due, compared to the regulatory loss criteria of 120 days. In compliance with Federal Financial Institution Examination Council guidelines, secured consumer loans, including residential real estate, are typically charged-off or charged down between 120 and 180 days past due, depending on the collateral type. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more, unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in process of collection. Secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed against interest income. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial charge-off amounts are based on valuation estimates derived from appraisals, broker price opinions, or other market information. Generally, new appraisals are not received until the foreclosure process is completed; however, collateral values are evaluated periodically based on market information and incremental charge-offs are recorded if it is determined that collateral values have declined from their initial estimates.
Note F to the financial statements (titled “Allowance for Credit Losses”) summarizes the Company’s allocation of the allowance for credit losses on loans by loan segment and provides detail regarding charge-offs and recoveries for each loan segment and the composition of the loan portfolio at March 31, 2020 and December 31, 2019.
Acquisition Accounting and Purchased Loans – Critical Accounting Policies and Estimates
The Company accounts for acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. All loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, Fair Value Measurement. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.  Loans are identified as purchased credit deteriorated (“PCD”) when they have experienced more-than-insignificant deterioration in credit quality since origination.  An allowance for expected credit losses on PCD loans is recorded at the date of acquisition through an adjustment to the loans’ amortized cost basis. In contrast, expected credit losses on loans not considered PCD are recognized in net income at the date of acquisition.
Fair value estimates for acquired assets and assumed liabilities are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates
Intangible assets consist of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships. Core deposit intangibles are amortized on a straight-line basis, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed an annual impairment test of goodwill, as required by ASC Topic 350, Intangibles—Goodwill and Other, in the fourth quarter of 2019. Seacoast conducted the test internally, documenting the impairment test results, and concluded that no impairment occurred.
In connection with the emergence of COVID-19 as a global pandemic during the 2020 first quarter, financial markets reported significant declines and subsequent volatility, as did the Company's share price. As a result, management performed a qualitative assessment to determine whether a triggering event had occurred that would indicate goodwill impairment at March 31, 2020. Having assessed the totality of events and circumstances at the measurement date, management determined that the short-lived decline in share price was not a triggering event and that a full goodwill test was not warranted. In the event of a sustained decline in share price or further deterioration in the macroeconomic outlook, continued assessments of the Company's goodwill balance will likely be required in future periods. Any impairment charge would not affect the Company’s regulatory capital ratios, tangible common equity ratio or liquidity position.
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
The fair value of the available-for-sale portfolio at March 31, 2020 was greater than historical amortized cost, producing net unrealized gains of $6.3 million that have been included in other comprehensive income as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2020 and 2019. The fair value of each security available-for-sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available-for-sale portfolio.
Credit Losses on AFS Debt Securities – Critical Accounting Policies and Estimates
As part of the adoption of ASC Topic 326, the Company replaced the other than temporary impairment model with an approach that requires credit losses to be presented as an allowance, rather than as a direct write-down, when management does not intend to sell or believes they will not be required to sell before recovery.
Seacoast analyzes AFS debt securities quarterly for credit losses. The analysis is performed on an individual security basis for all securities where fair value has declined below amortized cost. Fair value is based upon pricing obtained from third party pricing services. Based on internal review procedures and the fair values provided by the pricing services, the Company believes that the fair values provided by the pricing services are consistent with the principles of ASC Topic 820, Fair Value Measurement. However, on occasion pricing provided by the pricing services may not be consistent with other observed prices in the market for similar securities. Using observable market factors, including interest rate and yield curves, volatilities, prepayment speeds, loss severities and default rates, the Company may at times validate the observed prices using a discounted cash flow model and using the observed prices for similar securities to determine the fair value of its securities.
The Company utilizes both quantitative and qualitative assessments to determine if a security has a credit loss. Quantitative assessments are based on a discounted cash flow method. Qualitative assessments consider a range of factors including: percent decline in fair value, rating downgrades, subordination, duration, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms.

For AFS debt securities where a credit loss has been identified, the Company records this loss through an allowance for credit losses. This allowance is limited to the amount that the security's amortized cost exceeds its fair value. If the fair value of the security increases in subsequent periods or changes in factors used within the credit loss assessments result in a change in the estimated credit loss, the Company would reflect the change by decreasing the allowance for credit losses.
Contingent Liabilities – Critical Accounting Policies and Estimates
Seacoast is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of the Company's business activities. These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or its advisers may learn of additional information that can affect the assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At March 31, 2020 and December 31, 2019, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company's Asset and Liability Management Committee ("ALCO") uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to instantaneous changes in market rates of 100 basis point increases up to 200 basis points of change on net interest income and is monitored on a quarterly basis.These simulations do not include the impact of accretion from purchased loans.
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

Change in Interest Rates	% Change in Projected Baseline Net Interest Income
	1-12 months	13-24 months

+2.00%	5.99%	6.88%
+1.00%	2.69%	2.70%
Current	0.00%	0.00%
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 17.9% at March 31, 2020. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.
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
As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of EVE modeling. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted model estimates of EVE for higher rates.
The following table presents the projected impact of a change in interest rates on the balance sheet. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Change in Interest Rates	% Change in Economic Value of Equity

+2.00%	20.20%
+1.00%	11.10%
Current	0.00%

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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2020 and concluded that those disclosure controls and procedures are effective.
The Company implemented new processes and activities in adopting new accounting guidance for the allowance for credit losses, and while the processes and activities underlying the estimation process have changed, there have been no changes to the Company’s internal control over financial reporting that have occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The following risk factors have been included in this Quarterly Report on Form 10-Q in response to the global market disruptions that have resulted from the COVID-19 pandemic.
The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress, recession or depression, many of the risk factors identified in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described in more detail below.
Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers' businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancies, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments.

If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made, and those loans are subject to regulatory requirements that require forbearance of loan payments for a specified time, or that limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at heightened risk of holding these loans at unfavorable interest rates as compared to loans to customers that we would have otherwise extended credit.
Strategic Risk. Our financial condition and results of operations may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to severe disruptions and volatility in the global capital markets. Furthermore, many of the governmental actions in response to the pandemic have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly changing. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in loan originations.
Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.
Moreover, we rely on many third parties in our business operations, including the appraisers of real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.
Interest Rate Risk. Our net interest income, lending activities, deposits and profitability are and are likely to continue to be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices will likely cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
We are subject to lending concentration risk.
Our loan portfolio contains several industry and collateral concentrations including, but not limited to, commercial and residential real estate. Due to the exposure in these concentrations, disruptions in markets, economic conditions, including those resulting from the global response to COVID-19, changes in laws or regulations or other events could cause a significant impact on the ability of borrowers to repay and may have a material adverse effect on our business, financial condition and results of operations.
A substantial portion of our loan portfolio is secured by real estate. In weak economies, or in areas where real estate market conditions are distressed, we may experience a higher than normal level of nonperforming real estate loans. The collateral value of the portfolio and the revenue stream from those loans could come under stress, and additional provisions for the allowance for credit losses could be necessitated. Our ability to dispose of foreclosed real estate at prices at or above the respective carrying values could also be impaired, causing additional losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities during the first three months of 2020, entirely related to equity incentive plan activity, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan[1]	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/20 to 1/31/20	1,114	$25.79	343,340	71,660
2/1/20 to 2/29/20	1,199	23.66	344,539	70,461
3/1/20 to 3/31/20	1,735	17.39	346,274	68,726
Total - 1st Quarter	4,048	$21.56	346,274	68,726
Year to Date 2020	4,048	$21.56	346,274	68,726
[1]The plan to purchase equity securities totaling 165,000 was approved on September 18, 2001, with no expiration date. An additional 250,000 shares were added to the plan and approved on May 20, 2014.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 2.1 Agreement and Plan of Merger Dated January 23, 2020 by and among the Company, Seacoast Bank, Fourth Street Banking Company and Freedom Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed January 29, 2020.

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
Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 7, 2020	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
Chairman and Chief Executive Officer

May 7, 2020	/s/ Charles M. Shaffer
Charles M. Shaffer
Chief Operating Officer and Chief Financial Officer