Form 10-Q
period 2020-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2020-08-06
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR

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

Common Stock, $0.10 Par Value – 52,990,655 shares as of June 30, 2020

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest and fees on loans	$64,844	$62,288	$128,284	$124,575
Interest and dividends on securities	7,694	9,076	16,512	18,346
Interest on interest bearing deposits and other investments	684	873	1,418	1,791
Total Interest Income	73,222	72,237	146,214	144,712

Interest on deposits	1,203	4,825	4,393	8,698
Interest on time certificates	3,820	5,724	8,588	10,683
Interest on borrowed money	927	1,552	2,784	4,421
Total Interest Expense	5,950	12,101	15,765	23,802

Net Interest Income	67,272	60,136	130,449	120,910

Provision for credit losses	7,611	2,551	37,124	3,948

Net Interest Income after Provision for Credit Losses	59,661	57,585	93,325	116,962

Noninterest income
Other income	13,776	14,043	28,445	26,888
Securities gains (losses), net	1,230	(466)	1,249	(475)
Total Noninterest Income (Note H)	15,006	13,577	29,694	26,413

Total Noninterest Expenses (Note H)	42,399	41,000	90,197	84,099
Income Before Income Taxes	32,268	30,162	32,822	59,276
Provision for income taxes	7,188	6,909	7,033	13,318
Net Income	$25,080	$23,253	$25,789	$45,958

Share Data
Net income per share of common stock
Diluted	$0.47	$0.45	$0.49	$0.88
Basic	0.47	0.45	0.49	0.89
Average common shares outstanding
Diluted	53,308	51,952	52,807	51,998
Basic	52,985	51,446	52,394	51,403
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net Income	$25,080	$23,253	$25,789	$45,958
Other comprehensive income:
Unrealized gains on securities available-for-sale	17,581	11,633	17,684	24,309
Reclassification of unrealized losses on securities transferred to available-for-sale upon adoption of new accounting pronouncement	—	—	—	(730)
Amortization of unrealized losses on securities transferred to held-to-maturity, net	59	72	119	143
Reclassification adjustment for (gains) losses included in net income	(1,188)	556	(1,092)	643
Provision for income taxes	(3,917)	(2,774)	(3,882)	(6,035)
Total other comprehensive income	12,535	9,487	12,829	18,330
Comprehensive Income	$37,615	$32,740	$38,618	$64,288
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2020	2019
Assets
Cash and due from banks	$84,178	$89,843
Interest bearing deposits with other banks	440,142	34,688
Total cash and cash equivalents	524,320	124,531

Time deposits with other banks	2,496	3,742

Debt securities:
Securities available-for-sale (at fair value)	976,025	946,855
Securities held-to-maturity (fair value $235,946 at June 30, 2020 and $262,213 at December 31, 2019)	227,092	261,369
Total debt securities	1,203,117	1,208,224

Loans held for sale (at fair value)	54,943	20,029

Loans	5,772,052	5,198,404
Less: Allowance for credit losses	(91,250)	(35,154)
Loans, net of allowance for credit losses	5,680,802	5,163,250

Bank premises and equipment, net	69,041	66,615
Other real estate owned	15,847	12,390
Goodwill	212,146	205,286
Other intangible assets, net	17,950	20,066
Bank owned life insurance	127,954	126,181
Net deferred tax assets	21,404	16,457
Other assets	153,993	141,740
Total Assets	$8,084,013	$7,108,511

Liabilities
Deposits	$6,666,783	$5,584,753
Securities sold under agreements to repurchase, maturing within 30 days	92,125	86,121
Federal Home Loan Bank (FHLB) borrowings	135,000	315,000
Subordinated debt	71,225	71,085
Other liabilities	88,277	65,913
Total Liabilities	7,053,410	6,122,872

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 53,326,794 and outstanding 52,990,655 at June 30, 2020, and authorized 120,000,000, issued 51,760,617 and outstanding 51,513,733 shares at December 31, 2019	5,299	5,151
Other shareholders' equity	1,025,304	980,488
Total Shareholders' Equity	1,030,603	985,639
Total Liabilities and Shareholders' Equity	$8,084,013	$7,108,511
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$25,789	$45,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,031	3,308
Amortization of premiums and discounts on securities, net	1,746	1,223
Amortization of operating lease right-of-use assets	2,363	2,041
Other amortization and accretion, net	(366)	(1,632)
Stock based compensation	3,524	4,027
Origination of loans designated for sale	(203,935)	(139,219)
Sale of loans designated for sale	174,450	138,961
Provision for credit losses	37,124	3,948
Deferred income taxes	(3,328)	3,736
(Gains) losses on sale of securities	(1,092)	643
Gains on sale of loans	(5,303)	(3,980)
Gains on sale and write-downs of other real estate owned	(485)	(408)
Losses on disposition of fixed assets	220	464
Changes in operating assets and liabilities, net of effects from acquired companies:
Net increase in other assets	(22,451)	(21)
Net increase (decrease) in other liabilities	19,139	(9,623)
Net cash provided by operating activities	30,426	49,426

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	134,488	41,564
Maturities and repayments of debt securities held-to-maturity	33,969	16,935
Proceeds from sale of debt securities available-for-sale	92,314	73,297
Purchases of debt securities available-for-sale	(239,160)	(87,433)
Maturities of time deposits with other banks	1,246	3,263
Net new loans and principal repayments	(431,182)	(12,017)
Purchases of loans held for investment	—	(50,562)
Proceeds from sale of other real estate owned	4,503	2,722
Proceeds from sale of FHLB and Federal Reserve Bank Stock	33,448	29,070
Purchase of FHLB and Federal Reserve Bank Stock	(26,227)	(22,648)
Net cash from bank acquisition	33,883	—
Proceeds from bank owned life insurance	—	12,378
Additions to bank premises and equipment	(880)	(1,485)
Net cash (used in) provided by investing activities	(363,598)	5,084
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash Flows from Financing Activities
Net increase in deposits	$908,288	$363,969
Net increase (decrease) in federal funds purchased and repurchase agreements	6,004	(132,308)
Net decrease in FHLB borrowings with original maturities of three months or less	(315,000)	(177,000)
Repayments of FHLB borrowings with original maturities of more than three months	—	(63,000)
Proceeds from FHLB borrowings with original maturities of more than three months	135,000	—
Stock based employee benefit plans	(1,331)	(2,343)
Dividends paid	—	—
Net cash provided by (used in) financing activities	732,961	(10,682)
Net increase in cash and cash equivalents	399,789	43,828
Cash and cash equivalents at beginning of period	124,531	115,951
Cash and cash equivalents at end of period	$524,320	$159,779

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,756	$23,200
Cash paid during the period for taxes	3,492	6,000
New operating lease right-of-use assets	52	29,077
New operating lease liabilities	52	33,403

Supplemental disclosure of non cash investing activities:
Transfer of debt securities from held-to-maturity to available-for-sale	$—	$52,796
Transfers from loans to other real estate owned	6,186	555
Transfers from bank premises to other real estate owned	1,289	—
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

						Accumulated
						Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at March 31, 2020	52,709	$5,271	$809,533	$179,646	$(7,422)	$4,759	$991,787
Comprehensive income	—	—	—	25,080	—	12,535	37,615
Stock based compensation expense	—	—	1,523	—	—	—	1,523
Common stock transactions related to stock based employee benefit plans	262	26	(15)	—	(615)	—	(604)
Common stock issued for stock options	20	2	280	—	—	—	282
Three months ended June 30, 2020	282	28	1,788	25,080	(615)	12,535	38,816
Balance at June 30, 2020	52,991	$5,299	$811,321	$204,726	$(8,037)	$17,294	$1,030,603

						Accumulated
						Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at March 31, 2019	51,414	$5,141	$780,680	$119,779	$(4,959)	$(4,217)	$896,424
Comprehensive income	—	—	—	23,253	—	9,487	32,740
Stock based compensation expense	—	—	1,899	—	—	—	1,899
Common stock transactions related to stock based employee benefit plans	22	2	(12)	—	(1,178)	—	(1,188)
Common stock issued for stock options	25	3	361	—	—	—	364
Three months ended June 30, 2019	47	5	2,248	23,253	(1,178)	9,487	33,815
Balance at June 30, 2019	51,461	$5,146	$782,928	$143,032	$(6,137)	$5,270	$930,239

						Accumulated
						Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2019	51,514	$5,151	$786,242	$195,813	$(6,032)	$4,465	$985,639
Comprehensive income	—	—	—	25,789	—	12,829	38,618
Stock based compensation expense	—	—	3,523	—	—	—	3,523
Common stock transactions related to stock based employee benefit plans	377	38	(47)	—	(2,005)	—	(2,014)
Common stock issued for stock options	57	6	676	—	—	—	682
Cumulative change in accounting principle upon adoption of new accounting pronouncement (See Note A - Basis of Presentation)	—	—	—	(16,876)	—	—	(16,876)
Issuance of common stock, pursuant to acquisition	1,043	104	20,927	—	—	—	21,031
Six months ended June 30, 2020	1,477	148	25,079	8,913	(2,005)	12,829	44,964
Balance at June 30, 2020	52,991	$5,299	$811,321	$204,726	$(8,037)	$17,294	$1,030,603

						Accumulated
						Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2018	51,361	$5,136	$778,501	$97,074	$(3,384)	$(13,060)	$864,267
Comprehensive income	—	—	—	45,958	—	18,330	64,288
Stock based compensation expense	—	—	4,028	—	—	—	4,028
Common stock transactions related to stock based employee benefit plans	71	7	(26)	—	(2,753)	—	(2,772)
Common stock issued for stock options	29	3	425	—	—	—	428
Six months ended June 30, 2019	100	10	4,427	45,958	(2,753)	18,330	65,972
Balance at June 30, 2019	51,461	$5,146	$782,928	$143,032	$(6,137)	$5,270	$930,239
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
Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
The Company adopted ASC Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting period beginning after January 1, 2020 are presented under ASC Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The following table reflects the cumulative effect of adoption:

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

Under CECL, the Company estimates the allowance using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit losses provide the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, loan to value ratios, borrower credit characteristics, loan seasoning or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, occupancy rates, and other macroeconomic metrics.
For loans analyzed on a collective basis, the Company has developed an allowance model based on an analysis of the probability of default ("PD") and loss given default ("LGD") to determine an expected loss by loan segment. PDs and LGDs are developed by analyzing the average historical loss migration of loans to default. The Company excludes accrued interest on loans from its determination of allowance.
The allowance estimation process also applies an economic forecast scenario over a three year forecast period. The forecast may utilize one scenario or a composite of scenarios based on management's judgment and expectations around the current and future macroeconomic outlook. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modification unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring ("TDR") will be executed with an individual borrower, or the extension or renewal options are explicitly stated in the contract and are not unconditionally under the control of the Company. For portfolio segments with a weighted average life longer than three years, the Company reverts to longer-term historical loss experience, adjusted for prepayments, to estimate losses over the remaining life of the loans within each segment.
Adjustments may be made to baseline reserves based on an assessment of internal and external influences on credit quality not fully reflected in the quantitative components of the allowance model. These influences may include elements such as changes in concentration, macroeconomic conditions, recent observable asset quality trends, staff turnover, regional market conditions, employment levels and loan growth. Based on management's assessments of these factors, the Company may apply qualitative adjustments to the allowance.
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
In response to the COVID-19 pandemic beginning in early 2020, rules defined in the Coronavirus Aid, Relief and Economic Security ("CARES") Act and a joint statement issued by federal regulators in consultation with FASB provide financial institutions with the option not to apply troubled debt restructure ("TDR") accounting to eligible loan modifications provided to borrowers affected by COVID-19 pandemic. See Note E - Loans for information on loan modifications offered by the Company under this guidance. Outside of this guidance, a loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulty, is considered to be a TDR. The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan.
The Company estimates a reserve for unfunded commitments, which is reported separately from the allowance for credit losses within other liabilities. The reserve is based upon the same quantitative and qualitative factors applied to the collectively evaluated loan portfolio.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. In addition, the credit rating on all the Company's HTM debt securities as of the date of adoption is AA+. There is no history of the government withholding or limiting support to these agencies, nor is there any indication of a change to that historical support. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is zero risk of loss if default were to occur. As a result, the Company recorded no allowance for HTM debt securities with fair value less than amortized cost basis at the date of adoption.
ASC Topic 326 amended the existing other-than-temporary-impairment guidance for AFS securities, requiring credit losses to be recorded as an allowance rather than through a permanent write-down. When evaluating AFS debt securities under ASC Topic 326, the Company has evaluated whether the decline in fair value is attributed to credit losses or other factors using both quantitative and qualitative analyses, including cash flow analysis, review of credit ratings, remaining payment terms, prepayment speeds and analysis of macro-economic conditions. At the date of adoption, collateralized loan obligations had unrealized losses of $1.2 million. The collateral for these securities is first lien senior secured corporate debt, and the Company holds senior tranches rated A or higher. Based on this analysis, the Company believes that the unrealized loss position for AFS debt securities at the time of adoption was the result of both broad investment type spreads and the current rate environment. Each investment is expected to recover its price depreciation over its holding period as it moves to maturity and the Company has the intent and ability to hold these securities to maturity if necessary. As a result of this evaluation, the Company concluded that no allowance was appropriate.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The guidance provides accounting relief to contract modifications that replace an interest rate impacted by reference rate reform (e.g. London Inter-Bank Offered Rate ("LIBOR")) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, loans, debt, leases, derivatives and hedge accounting elections, and other contractual arrangements. The Company applied the guidance prospectively beginning April 1, 2020, with no material impact on the financial position, results of operations or cash flows.

Note B – Recently Issued Accounting Standards, Not Yet Adopted
None this period.

Note C – Earnings per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.
For the three and six months ended June 30, 2020, options to purchase 508,000 and 489,000 shares, respectively, were anti-dilutive and, accordingly, were excluded in the computation of diluted earnings per share, compared to 494,000 shares for the three and six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Basic earnings per share
Net income	$25,080	$23,253	$25,789	$45,958
Average common shares outstanding	52,985	51,446	52,394	51,403
Net income per share	$0.47	$0.45	$0.49	$0.89

Diluted earnings per share
Net income	$25,080	$23,253	$25,789	$45,958
Average common shares outstanding	52,985	51,446	52,394	51,403
Add: Dilutive effect of employee restricted stock and stock options	323	506	413	595
Average diluted shares outstanding	53,308	51,952	52,807	51,998
Net income per share	$0.47	$0.45	$0.49	$0.88

Note D – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$8,981	$418	$(1)	$9,398
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	636,528	24,747	(90)	661,185
Private mortgage-backed securities and collateralized mortgage obligations	75,756	1,645	(550)	76,851
Collateralized loan obligations	204,258	3	(5,444)	198,817
Obligations of state and political subdivisions	27,819	1,958	(3)	29,774
Totals	$953,342	$28,771	$(6,088)	$976,025

Debt securities held-to-maturity
Mortgage-backed securities of U.S. government-sponsored entities	$227,092	$8,860	$(6)	$235,946
Totals	$227,092	$8,860	$(6)	$235,946

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$9,914	$204	$(4)	$10,114
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	604,934	5,784	(1,511)	609,207
Private mortgage-backed securities and collateralized mortgage obligations	56,005	1,561	(5)	57,561
Collateralized loan obligations	239,364	7	(1,153)	238,218
Obligations of state and political subdivisions	30,548	1,208	(1)	31,755
Totals	$940,765	$8,764	$(2,674)	$946,855

Debt securities held-to-maturity
Mortgage-backed securities of U.S. government-sponsored entities	261,369	2,717	(1,873)	262,213
Totals	$261,369	$2,717	$(1,873)	$262,213
Proceeds from sales of securities during the three months ended June 30, 2020 and 2019 were $64.5 million and $38.2 million, respectively. Included in "Securities gains (losses), net" are gross gains of $2.3 million and gross losses of $1.1 million for the three months ended June 30, 2020. For the three months ended June 30, 2019, gross losses of $0.6 million on available-for-sale debt securities and an increase of $0.1 million in the value of an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities are included in "Securities gains (losses), net".
Proceeds from sales of securities during the six months ended June 30, 2020 and 2019 were $92.3 million and $73.3 million, respectively. Included in "Securities gains (losses), net" are gross gains of $2.4 million and gross losses of $1.3 million for the six months ended June 30, 2020. Also included are gross gains of $0.2 million and gross losses of $0.9 million for the six months ended June 30, 2019. "Securities gains (losses), net" also includes an increase of $0.2 million for each of the six months ended June 30, 2020 and 2019, in the value of an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities. The second quarter of 2020 included repositioning of investments in collateralized loan obligations ("CLO") securities, replacing "A" rated securities with "AAA" rated securities.
At June 30, 2020, debt securities with a fair value of $330.3 million were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of debt securities held-to-maturity and available-for-sale at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$2,100	$2,125
Due after one year through five years	—	—	8,655	9,063
Due after five years through ten years	—	—	8,577	9,200
Due after ten years	—	—	17,468	18,784
	—	—	36,800	39,172
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	227,092	235,946	636,528	661,185
Private mortgage-backed securities and collateralized mortgage obligations	—	—	75,756	76,851
Collateralized loan obligations	—	—	204,258	198,817
Totals	$227,092	$235,946	$953,342	$976,025
The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, or using observable market data. The tables below indicate, at June 30, 2020, the fair value of available-for-sale debt securities with unrealized losses for which no allowance for credit losses has been recorded, and at December 31, 2019, the fair value of available-for-sale and held-to-maturity debt securities with unrealized losses for which no allowance has been recorded.

	June 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$269	(1)	$—	$—	$269	$(1)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	65,273	(74)	357	(16)	65,630	(90)
Private mortgage-backed securities and collateralized mortgage obligations	24,532	(550)	—	—	24,532	(550)
Collateralized loan obligations	84,299	(1,638)	108,609	(3,806)	192,908	(5,444)
Obligations of state and political subdivisions	512	(3)	—	—	512	(3)
Totals	$174,885	$(2,266)	$108,966	$(3,822)	$283,851	$(6,088)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$758	$(4)	$—	$—	$758	$(4)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	220,057	(1,461)	104,184	(1,923)	324,241	(3,384)
Private mortgage-backed securities and collateralized mortgage obligations	2,978	(5)	—	—	2,978	(5)
Collateralized loan obligations	88,680	(570)	110,767	(583)	199,447	(1,153)
Obligations of state and political subdivisions	515	(1)	—	—	515	(1)
Totals	$312,988	$(2,041)	$214,951	$(2,506)	$527,939	$(4,547)
At June 30, 2020, the Company had $5.4 million in unrealized losses in uncapped 3-month LIBOR floating rate collateralized loan obligations ("CLOs") having a fair value of $192.9 million. CLOs are special purpose vehicles and those in which the Company has invested acquire nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of June 30, 2020, all positions held by the Company are in AAA and AA tranches, with average credit support of 36% and 26%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2020, no allowance for credit losses has been recorded.
At June 30, 2020, the Company had $0.6 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $24.5 million. The collateral underlying these mortgage investments is primarily residential real estate. The securities have average credit support of 22%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2020, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. Despite the emergence of significant market changes and increasing degrees of uncertainty in the U.S. economy in 2020, there has to date been no specific impact on the agencies or changes in the nature or quality of the guarantee they provide. As a result, as of June 30, 2020, no allowance for credit losses has been recorded.
Included in other assets at June 30, 2020 is $37.2 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of these cost method investment securities. Also included in other assets is a $6.5 million investment in a CRA-qualified mutual fund carried at fair value. Accrued interest receivable on AFS and HTM debt securities of $3.1 million and $0.5 million at June 30, 2020, respectively, and $3.8 million and $0.6 million at December 31, 2019, respectively, is also included in other assets.
The Company holds 11,330 shares of Visa Class B stock, which, following resolution of Visa litigation, will be converted to Visa Class A shares. Under the current conversion ratio that became effective September 27, 2019, the Company would receive 1.6228 shares of Class A stock for each share of Class B stock for a total of 18,386 shares of Visa Class A stock. The ownership of Visa stock is related to prior ownership in Visa's network while Visa operated as a cooperative, and is recorded on the Company's financial records at a zero basis.

Note E – Loans
Loans held for investment are categorized into the following segments:
•Construction and land development: Loans are extended to both commercial and consumer customers which are collateralized by and for the purpose of funding land development and construction projects, including 1-4 family residential construction, multi-family property and non-farm residential property where the primary source of repayment is from proceeds of the sale, refinancing or permanent financing of the property.
•Commercial real estate - owner-occupied: Loans are extended to commercial customers for the purpose of acquiring real estate to be occupied by the borrower's business. These loans are collateralized by the subject property and the repayment of these loans is largely dependent on the performance of the company occupying the property.
•Commercial real estate - non owner-occupied: Loans are extended to commercial customers for the purpose of acquiring commercial property where occupancy by the borrower is not their primary intent. These loans are viewed primarily as cash flow loans, collateralized by the subject property, and the repayment of these loans is largely dependent on rental income from the successful operation of the property.
•Residential real estate: Loans are extended to consumer customers and collateralized primarily by 1-4 family residential properties and include fixed and variable rate mortgages, home equity mortgages, and home equity lines of credit. Loans are primarily written based on conventional loan agency guidelines, including loans that exceed agency value limitations. Sources of repayment may be from the occupant of the residential property or from cash flows on rental income from the successful operation of the property.
•Commercial and financial: Loans are extended to commercial customers. The purpose of the loans can be working capital, physical asset expansion, asset acquisition or other business purposes. Loans may be collateralized by assets owned by the borrower or the borrower's business. Commercial loans are based primarily on the historical and projected cash flow of the borrower's business and secondarily on the capacity of credit enhancements, guarantees and underlying collateral provided by the borrower.
•Consumer: Loans are extended to consumer customers. The segment includes both installment loans and lines of credit which may be collateralized or non-collateralized.
•Paycheck Protection Program ("PPP"): Loans originated under a temporary program established by the CARES Act. Under the terms of the program, balances may be forgiven if the borrower uses the funds in a manner consistent with the program guidelines, and repayment is guaranteed by the U.S. government.
The following tables present net loan balances by segment as of:

	June 30, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$270,715	$25,691	$2,429	$298,835
Commercial real estate - owner-occupied	832,943	216,598	27,109	1,076,650
Commercial real estate - non owner-occupied	1,074,063	306,880	11,844	1,392,787
Residential real estate	1,249,368	210,247	8,556	1,468,171
Commercial and financial	692,933	63,272	1,027	757,232
Consumer	195,863	5,700	364	201,927
Paycheck Protection Program	576,450	—	—	576,450
Totals	$4,892,335	$828,388	$51,329	$5,772,052

	December 31, 2019
(In thousands)	Portfolio Loans	PULs	PCI Loans	Total
Construction and land development	$281,335	$43,618	$160	$325,113
Commercial real estate[1]	1,834,811	533,943	10,217	2,378,971
Residential real estate	1,304,305	201,848	1,710	1,507,863
Commercial and financial	697,301	80,372	579	778,252
Consumer	200,166	8,039	—	208,205
Totals	$4,317,918	$867,820	$12,666	$5,198,404
[1]Commercial real estate includes owner-occupied balances of $1.0 billion for December 31, 2019.
The amortized cost basis of loans at June 30, 2020 included net deferred costs of $21.5 million on non-PPP portfolio loans and net deferred fees of $13.0 million on PPP loans. At December 31, 2019, the amortized cost basis included net deferred costs of $19.9 million. In the first quarter of 2020, the Company completed the acquisition of First Bank of the Palm Beaches, adding PCD loans of $43.0 million and Non-PCD loans of $103.8 million. See additional discussion in Note L - Business Combinations. At June 30, 2020, the remaining fair value adjustments on acquired loans was $28.9 million, or 3.3% of the outstanding acquired loan balances, which consisted of $1.0 million on PCD loans and $27.9 million on acquired Non-PCD loans. At December 31, 2019, the remaining fair value adjustments for acquired loans was $34.9 million, or 3.8% of the acquired loan balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis. Accrued interest receivable is included within Other Assets and was $25.3 million and $14.9 million at June 30, 2020 and December 31, 2019, respectively.

The following tables present the status of net loan balances as of June 30, 2020 and December 31, 2019. Loans on short-term payment deferral at the reporting date are reflected as current.

	June 30, 2020
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$270,070	$—	$623	$—	$22	$270,715
Commercial real estate - owner-occupied	829,903	—	—	615	2,425	832,943
Commercial real estate - non owner-occupied	1,069,979	1,988	—	—	2,096	1,074,063
Residential real estate	1,230,480	3,729	4,833	—	10,326	1,249,368
Commercial and financial	683,667	2,034	39	216	6,977	692,933
Consumer	195,246	169	46	—	402	195,863
Paycheck Protection Program	576,450	—	—	—	—	576,450
Total Portfolio Loans	4,855,795	7,920	5,541	831	22,248	4,892,335

Acquired Non-PCD Loans
Construction and land development	25,117	—	—	—	574	25,691
Commercial real estate - owner-occupied	213,731	1,526	—	—	1,341	216,598
Commercial real estate - non owner-occupied	306,612	—	—	268	—	306,880
Residential real estate	208,963	—	—	—	1,284	210,247
Commercial and financial	60,941	—	—	—	2,331	63,272
Consumer	5,677	23	—	—	—	5,700
Total Acquired Non-PCD Loans	821,041	1,549	—	268	5,530	828,388

PCD Loans
Construction and land development	2,419	—	—	—	10	2,429
Commercial real estate - owner-occupied	27,109	—	—	—	—	27,109
Commercial real estate - non owner-occupied	10,808	—	—	—	1,036	11,844
Residential real estate	7,379	—	—	—	1,177	8,556
Commercial and financial	977	—	—	—	50	1,027
Consumer	277	87	—	—	—	364
Total PCD Loans	48,969	87	—	—	2,273	51,329

Total Loans	$5,725,805	$9,556	$5,541	$1,099	$30,051	$5,772,052

	December 31, 2019
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$276,984	$—	$—	$—	$4,351	$281,335
Commercial real estate	1,828,629	1,606	220	—	4,356	1,834,811
Residential real estate	1,294,778	1,564	18	—	7,945	1,304,305
Commercial and financial	690,412	2,553	—	108	4,228	697,301
Consumer	199,424	317	315	—	110	200,166
Total Portfolio Loans	4,290,227	6,040	553	108	20,990	4,317,918

Purchased Unimpaired Loans
Construction and land development	43,044	—	—	—	574	43,618
Commercial real estate	531,325	942	431	—	1,245	533,943
Residential real estate	201,159	277	—	—	412	201,848
Commercial and financial	78,705	—	—	—	1,667	80,372
Consumer	8,039	—	—	—	—	8,039
Total PULs	862,272	1,219	431	—	3,898	867,820

Purchased Credit Impaired Loans
Construction and land development	148	—	—	—	12	160
Commercial real estate	9,298	—	—	—	919	10,217
Residential real estate	587	—	—	—	1,123	1,710
Commercial and financial	566	—	—	—	13	579
Consumer	—	—	—	—	—	—
Total PCI Loans	10,599	—	—	—	2,067	12,666

Total Loans	$5,163,098	$7,259	$984	$108	$26,955	$5,198,404

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cost-recovery method. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.3 million in interest income on nonaccrual loans during each of the three months ended June 30, 2020 and 2019. The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	June 30, 2020
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$585	$21	$606	$11
Commercial real estate - owner-occupied	3,445	321	3,766	160
Commercial real estate - non owner-occupied	2,096	1,036	3,132	204
Residential real estate	11,871	916	12,787	793
Commercial and financial	4,808	4,550	9,358	3,409
Consumer	32	370	402	86
Totals	$22,837	$7,214	$30,051	$4,663

	December 31, 2019
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$4,913	$23	$4,936	$12
Commercial real estate	6,200	320	6,520	149
Residential real estate	8,700	780	9,480	564
Commercial and financial	3,449	2,460	5,909	1,622
Consumer	39	71	110	37
Totals	$23,301	$3,654	$26,955	$2,384
Collateral Dependent Loans

Loans are considered collateral dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral dependent loans as of:

(In thousands)	June 30, 2020	December 31, 2019
Construction and land development	$634	$4,926
Commercial real estate - owner-occupied	6,173	2,571
Commercial real estate - non owner-occupied	3,574	3,152
Residential real estate	14,117	11,550
Commercial and financial	5,526	4,338
Consumer	410	141
Totals	$30,434	$26,678

Loans by Risk Rating

The Company utilizes an internal asset classification system as a means of identifying problem and potential problem loans. The following classifications are used to categorize loans under the internal classification system:

•Pass: Loans that are not problem loans or potential problem loans are considered to be pass-rated.
•Special Mention: Loans that do not currently expose the Company to sufficient risk to warrant classification in the Substandard or Doubtful categories, but possess weaknesses that deserve management's close attention are deemed to be Special Mention.
•Substandard: Loans with the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
•Substandard Impaired: Loans typically placed on nonaccrual and considered to be collateral dependent or accruing TDRs.
•Doubtful: Loans that have all the weaknesses inherent in those classified Substandard with the added characteristic that the weakness present makes collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The principal balance of loans classified as doubtful are likely to be charged off.

The following tables present the risk rating of loans by year of origination:

	June 30, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$29,412	$95,549	$70,528	$35,134	$10,478	$18,260	$33,439	$292,800
Special Mention	198	503	1,378	38	—	2,147	—	4,264
Substandard	—	—	—	—	—	58	988	1,046
Substandard Impaired	—	—	—	—	574	151	—	725
Doubtful	—	—	—	—	—	—	—	—
Total	29,610	96,052	71,906	35,172	11,052	20,616	34,427	298,835
Commercial real estate - owner-occupied
Risk Ratings:
Pass	74,304	185,717	157,946	139,936	158,728	317,778	15,952	1,050,361
Special Mention	199	1,616	—	1,016	4,471	4,088	—	11,390
Substandard	—	—	570	3,782	1,066	5,100	—	10,518
Substandard Impaired	—	—	—	426	—	3,634	—	4,060
Doubtful[1]	—	—	—	—	321	—	—	321
Total	74,503	187,333	158,516	145,160	164,586	330,600	15,952	1,076,650
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	80,710	321,844	230,276	130,437	196,698	390,280	6,150	1,356,395
Special Mention	—	105	—	1,376	7,876	1,117	—	10,474
Substandard	—	—	5,705	—	8,326	6,367	1,350	21,748
Substandard Impaired	—	—	—	—	126	4,044	—	4,170
Doubtful	—	—	—	—	—	—	—	—
Total	80,710	321,949	235,981	131,813	213,026	401,808	7,500	1,392,787
Residential real estate
Risk Ratings:
Pass	32,562	160,057	261,757	273,829	196,662	202,708	312,596	1,440,171
Special Mention	—	190	277	721	3,387	621	68	5,264
Substandard	—	—	1,334	—	—	1,607	1,580	4,521
Substandard Impaired	84	693	—	3,613	—	10,495	3,330	18,215
Doubtful	—	—	—	—	—	—	—	—
Total	32,646	160,940	263,368	278,163	200,049	215,431	317,574	1,468,171
Commercial and financial
Risk Ratings:
Pass	100,094	152,509	115,004	88,448	44,728	52,576	185,175	738,534
Special Mention	—	287	14	530	95	2,255	1,181	4,362
Substandard	—	148	337	259	425	1,698	2,099	4,966
Substandard Impaired	—	644	1,847	2,403	1,819	940	1,669	9,322
Doubtful[1]	—	—	—	39	—	—	9	48
Total	100,094	153,588	117,202	91,679	47,067	57,469	190,133	757,232

	June 30, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Consumer
Risk Ratings:
Pass	29,140	55,596	38,416	25,291	26,191	12,986	11,225	198,845
Special Mention	—	23	29	105	—	87	1,751	1,995
Substandard	—	—	—	19	8	39	340	406
Substandard Impaired	41	52	48	—	316	224	—	681
Doubtful	—	—	—	—	—	—	—	—
Total	29,181	55,671	38,493	25,415	26,515	13,336	13,316	201,927
Paycheck Protection Program
Risk Ratings:
Pass	576,450	—	—	—	—	—	—	576,450
Total	576,450	—	—	—	—	—	—	576,450
Consolidated
Risk Ratings:
Pass	922,672	971,272	873,927	693,075	633,485	994,588	564,537	5,653,556
Special Mention	397	2,724	1,698	3,786	15,829	10,315	3,000	37,749
Substandard	—	148	7,946	4,060	9,825	14,869	6,357	43,205
Substandard Impaired	125	1,389	1,895	6,442	2,835	19,488	4,999	37,173
Doubtful[1]	—	—	—	39	321	—	9	369
Total	$923,194	$975,533	$885,466	$707,402	$662,295	$1,039,260	$578,902	$5,772,052
[1]Loans classified as doubtful are fully reserved as of June 30, 2020.
The following table presents the risk rating of loans as of:

	December 31, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful[1]	Total
Construction and land development	$317,765	$2,235	$5,113	$—	$325,113
Commercial real estate	2,331,725	26,827	20,098	321	2,378,971
Residential real estate	1,482,278	7,364	18,221	—	1,507,863
Commercial and financial	755,957	11,925	9,496	874	778,252
Consumer	203,966	3,209	1,030	—	208,205
Totals	$5,091,691	$51,560	$53,958	$1,195	$5,198,404
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
Loans Modified in Connection with COVID-19 Pandemic
The CARES Act, which was signed into law on March 27, 2020, encourages financial institutions to practice prudent efforts to work with borrowers impacted by the COVID-19 pandemic by providing an option for financial institutions to exclude from TDR consideration certain loan modifications that might otherwise be categorized as TDRs under ASC 310-40. This option is available for modifications that are deemed to be COVID-related, where the borrower was not more than 30 days past due on

December 31, 2019, and the modification is executed between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. Federal banking regulators issued similar guidance that also allows lenders to conclude that short-term modifications for borrowers affected by the pandemic should not be considered TDRs if the borrower was current at the time of modification. Seacoast began offering short-term payment deferrals of up to six months to eligible borrowers in March 2020 and, at June 30, 2020, had $1.1 billion of loans on payment deferral, none of which have been classified as TDRs.

The following table presents loans on payment deferral, excluding PPP loans, as of June 30, 2020:

(In thousands)	Loans Outstanding	% on Payment Deferral
Construction and land development	$14,488	5%
Commercial real estate - owner-occupied	320,406	30%
Commercial real estate - non owner-occupied	445,311	32%
Residential real estate	148,035	10%
Commercial and financial	130,877	17%
Consumer	17,926	9%
Totals	$1,077,043	21%
The following table presents loans that were modified in a troubled debt restructuring during the three and six months ended:

	Three Months Ended June 30,
	2020			2019
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	1	$12	$12	—	$—	$—
Commercial real estate - owner-occupied	—	—	—	1	351	351
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial and financial	—	—	—	—	—	—
Consumer	2	47	47	1	19	19
Totals	3	$59	$59	2	$370	$370

	Six Months Ended June 30,
	2020			2019
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	1	$12	$12	—	$—	$—
Commercial real estate - owner-occupied	—	—	—	2	2,166	2,166
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	1	45	45	—	—	—
Commercial and financial	4	437	437	1	180	180
Consumer	2	47	47	1	19	19
Totals	8	$541	$541	4	$2,365	$2,365

The TDRs described above resulted in a specific allowance for credit losses of $0.4 million as of June 30, 2020, and no specific allowance for credit losses as of June 30, 2019. During the six months ended June 30, 2020, there were three defaults totaling $1.4 million of loans that had been modified in TDRs within the preceding twelve months. During the six months ended June 30, 2019, there were no payment defaults on loans that had been modified to a TDR within the preceding twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. For loans measured based on the present value of expected future cash flows, $21,000 and $27,000 for the three months ended June 30, 2020, and 2019, respectively, and $46,000 and $62,000 for the six months ended June 30, 2020, and 2019, respectively, was included in interest income and represents the change in present value attributable to the passage of time.

Note F – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended June 30, 2020
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,646	$2,478	$—	$37	$—	$7,161
Commercial real estate - owner-occupied	5,327	229	—	18	(12)	5,562
Commercial real estate - non owner-occupied	35,643	3,345	—	4	—	38,992
Residential real estate	19,899	574	(113)	101	(8)	20,453
Commercial and financial	15,470	1,319	(1,768)	493	—	15,514
Consumer	4,426	(334)	(614)	91	(1)	3,568
Paycheck Protection Program	—	—	—	—	—	—
Totals	$85,411	$7,611	$(2,495)	$744	$(21)	$91,250

	Three Months Ended June 30, 2019
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,320	$(79)	$(1)	$3	$—	$2,243
Commercial real estate	11,753	(433)	—	565	(15)	11,870
Residential real estate	7,445	51	(28)	51	(11)	7,508
Commercial and financial	8,573	2,114	(1,881)	106	—	8,912
Consumer	2,731	898	(734)	78	(1)	2,972
Totals	$32,822	$2,551	$(2,644)	$803	$(27)	$33,505

	Six Months Ended June 30, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$1,842	$1,479	$48	$3,727	$—	$66	$(1)	$7,161
Commercial real estate - owner-occupied	5,361	80	207	(34)	(45)	18	(25)	5,562
Commercial real estate - non owner-occupied	7,863	9,341	140	21,628	(12)	32	—	38,992
Residential real estate	7,667	5,787	97	6,834	(131)	218	(19)	20,453
Commercial and financial	9,716	3,677	11	4,063	(2,866)	913	—	15,514
Consumer	2,705	862	13	906	(1,087)	170	(1)	3,568
Paycheck Protection Program	—	—	—	—	—	—	—	—
Totals	$35,154	$21,226	$516	$37,124	$(4,141)	$1,417	$(46)	$91,250

	Six Months Ended June 30, 2019
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,233	$4	$—	$7	$(1)	$2,243
Commercial real estate	11,112	192	(16)	612	(30)	11,870
Residential real estate	7,775	(363)	(65)	190	(29)	7,508
Commercial and financial	8,585	2,967	(2,825)	185	—	8,912
Consumer	2,718	1,148	(1,217)	325	(2)	2,972
Totals	$32,423	$3,948	$(4,123)	$1,319	$(62)	$33,505

Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts to project losses over a three-year forecast period. Forecast data is sourced primarily from Moody’s Analytics, a firm widely recognized for its research, analysis, and economic forecasts. For portfolio segments with a weighted average life longer than three years, the Company reverts to longer-term historical loss experience to estimate losses over the remaining life of the loans within each segment.

Historical credit losses provide the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, loan to value ratios, borrower credit characteristics, loan seasoning or term as well as for changes in current and forecasted environmental conditions, such as changes in unemployment rates, property values, occupancy rates, and other macroeconomic metrics.

As of June 30, 2020, the Company utilized Moody’s most recent “U.S. Macroeconomic Outlook Baseline” scenario and considered the significant uncertainty associated with the assumptions in the Baseline scenario, including, the resurgence of virus infections in Florida and other states beginning late in the second quarter, and the resulting potential for renewed stay-at-home orders and other limitations on businesses. The Company also considered the amount and availability of fiscal stimulus, including programs offered under the CARES Act and other potential future government programs and actions. Outcomes in any or all of these factors could differ from the Baseline scenario, and the Company incorporated qualitative considerations reflecting the risk of uncertain, and possibly further deteriorating, economic conditions, and for additional dimensions of risk not captured in the quantitative model.

In the Construction and Land Development segment, the increase in loss estimate during the quarter was affected by both the increase in Baseline scenario forecast from the prior period and qualitative adjustments relating to the uncertainty of economic conditions. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.

In the Commercial Real Estate - Owner-Occupied segment, risk characteristics include but are not limited to, collateral type, loan seasoning, and lien position. The introduction of government-sponsored programs, including the CARES Act, and the Company's expectation that borrowers in this segment will benefit from these programs, offset the otherwise detrimental effect of the negative economic outlook.
In the Commercial Real Estate - Non Owner-Occupied segment, repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, loan seasoning, and lien position are among the risk characteristics analyzed for this segment. Modeled results as of June 30, 2020 reflected higher estimated probabilities of default and loss given default, in addition to qualitative adjustments for the uncertainty of macroeconomic factors.

The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. Risk characteristics considered for this segment include, but are not limited to, collateral type, lien position loan to value ratios, and loan seasoning. The impact of the forecast on home equity lines of credit increased the estimated expected losses in this segment, while closed-end single-family mortgages were less impacted due to anticipated government stimulus efforts and high borrower FICO scores.

In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses. The impact on the reserve of lower outstanding balances at June 30, 2020 compared to March 31, 2020 was more than offset by increases due to the negative economic outlook, in addition to qualitative factors added to consider significant economic uncertainty.

Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. A decrease in the reserve resulted from the expected beneficial impact of individual government stimulus programs, partially offset by an increase in the forecast for expected unemployment rates.

Balances outstanding under the Paycheck Protection Program are guaranteed by the U.S. government and have not been assigned a reserve.

The allowance for credit losses is composed of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at June 30, 2020 and December 31, 2019 is shown in the following tables:

	June 30, 2020
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$726	$20	$298,109	$7,141	$298,835	$7,161
Commercial real estate - owner-occupied	4,491	160	1,072,159	5,402	1,076,650	5,562
Commercial real estate - non owner-occupied	7,883	254	1,384,904	38,738	1,392,787	38,992
Residential real estate	18,216	1,071	1,449,955	19,382	1,468,171	20,453
Commercial and financial	9,822	3,628	747,410	11,886	757,232	15,514
Consumer	681	107	201,246	3,461	201,927	3,568
Paycheck Protection Program	—	—	576,450	—	576,450	—
Totals	$41,819	$5,240	$5,730,233	$86,010	$5,772,052	$91,250

	December 31, 2019
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$5,217	$14	$319,896	$1,828	$325,113	$1,842
Commercial real estate	20,484	220	2,358,487	13,004	2,378,971	13,224
Residential real estate	16,093	834	1,491,770	6,833	1,507,863	7,667
Commercial and financial	6,631	1,731	771,621	7,985	778,252	9,716
Consumer	337	59	207,868	2,646	208,205	2,705
Totals	$48,762	$2,858	$5,149,642	$32,296	$5,198,404	$35,154

Note G – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralized borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	June 30, 2020	December 31, 2019
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	$97,344	$94,354

Note H – Noninterest Income and Expense

Details of noninterest income and expenses for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Noninterest income
Service charges on deposit accounts	$1,939	$2,894	$4,764	$5,591
Interchange income	3,187	3,405	6,433	6,806
Wealth management income	1,719	1,688	3,586	3,141
Mortgage banking fees	3,559	1,734	5,767	2,849
Marine finance fees	157	201	303	563
SBA gains	181	691	320	1,327
BOLI income	887	927	1,773	1,842
Other income	2,147	2,503	5,499	4,769
	13,776	14,043	28,445	26,888
Securities gains (losses), net	1,230	(466)	1,249	(475)
Total	$15,006	$13,577	$29,694	$26,413

Noninterest expense
Salaries and wages	$20,226	$19,420	$43,924	$37,926
Employee benefits	3,379	3,195	7,634	7,401
Outsourced data processing costs	4,059	3,876	8,692	7,721
Telephone/data lines	791	893	1,505	1,704
Occupancy	3,385	3,741	6,738	7,548
Furniture and equipment	1,358	1,544	2,981	3,301
Marketing	997	1,211	2,275	2,343
Legal and professional fees	2,277	2,033	5,640	4,880
FDIC assessments	266	337	266	825
Amortization of intangibles	1,483	1,456	2,939	2,914
Foreclosed property expense and net loss (gain) on sale	245	(174)	(70)	(214)
Other	3,933	3,468	7,673	7,750
Total	$42,399	$41,000	$90,197	$84,099

Note I – Equity Capital
The Company is well capitalized and at June 30, 2020, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

Note K – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2020 and December 31, 2019 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Available for sale debt securities[1]	$976,025	$102	$975,923	$—
Loans held for sale[2]	54,943	—	54,943	—
Loans[3]	7,974	—	1,448	6,526
Other real estate owned[4]	15,847	—	2,368	13,479
Equity securities[5]	6,548	6,548	—	—

December 31, 2019
Available for sale debt securities[1]	$946,855	$100	$946,755	$—
Loans held for sale[2]	20,029	—	20,029	—
Loans[3]	5,123	—	1,419	3,704
Other real estate owned[4]	12,390	—	241	12,149
Equity securities[5]	6,392	6,392	—	—
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

Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on non accrual as of June 30, 2020 and December 31, 2019. The aggregate fair value and contractual balance of loans held for sale as of June 30, 2020 and December 31, 2019 is as follows:

(In thousands)	June 30, 2020	December 31, 2019
Aggregate fair value	$54,943	$20,029
Contractual balance	53,556	19,445
Excess	1,387	584
Loans: Level 2 loans consist of impaired real estate loans which are collateral dependent. Fair value is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluations are based on the comparative sales approach. Level 3 loans consist of commercial and commercial real estate impaired loans. For these loans evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At June 30, 2020, the capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.4%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $8.0 million with a specific reserve of $5.2 million at June 30, 2020, compared to $5.1 million with a specific reserve of $2.9 million at December 31, 2019.
For loans classified as level 3, changes included loan additions of $5.0 million offset by paydowns and charge-offs of $2.2 million for the six months ended June 30, 2020.
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
For OREO classified as level 3 during the six months ended June 30, 2020, changes included additions of foreclosed loans of $5.1 million offset by sales of $3.8 million.
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarter-end valuation process. There were no such transfers for loans and OREO classified as level 3 during the six months ended June 30, 2020 and 2019.
The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of June 30, 2020 and December 31, 2019 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Financial Assets
Debt securities held-to-maturity[1]	$227,092	$—	$235,946	$—
Time deposits with other banks	2,496	—	—	2,530
Loans, net	5,672,828	—	—	5,770,882
Financial Liabilities
Deposit liabilities	6,666,783	—	—	6,673,509
Federal Home Loan Bank (FHLB) borrowings	135,000	—	—	134,782
Subordinated debt	71,225	—	64,143	—

December 31, 2019
Financial Assets
Debt securities held-to-maturity[1]	$261,369	$—	$262,213	$—
Time deposits with other banks	3,742	—	—	3,744
Loans, net	5,158,127	—	—	5,139,491
Financial Liabilities
Deposit liabilities	5,584,753	—	—	5,584,621
Federal Home Loan Bank (FHLB) borrowings	315,000	—	—	314,995
Subordinated debt	71,085	—	64,017	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2020 and December 31, 2019:
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
The acquisition of FBPB was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $6.9 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.

(In thousands)	Initially Measured March 13, 2020	Measurement Period Adjustments	As Adjusted March 13, 2020
Assets:
Cash	$34,749	$—	$34,749
Investment securities	447	—	447
Loans	146,839	(62)	146,777
Bank premises and equipment	6,086	—	6,086
Core deposit intangibles	819	—	819
Goodwill	6,799	62	6,861
Other assets	1,285	20	1,305
Total assets	$197,024	$20	$197,044
Liabilities:
Deposits	$173,741	$—	$173,741
Other liabilities	1,386	20	1,406
Total liabilities	$175,127	$20	$175,147

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	March 13, 2020
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$9,493	$9,012
Commercial real estate - owner-occupied	46,221	45,171
Commercial real estate - non owner-occupied	36,268	35,079
Residential real estate	47,569	47,043
Commercial and financial	9,659	9,388
Consumer	1,132	1,084
Total acquired loans	$150,342	$146,777
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
Pro-Forma Information
Pro-forma data for the three and six months ended June 30, 2020 presents information as if the acquisition of FBPB occurred at the beginning of 2019, as follows:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(In thousands, except per share amounts)	2020	2019	2020	2019
Net interest income[1]	$67,272	$61,879	$131,887	$124,417
Net income	25,080	23,966	27,526	45,378
EPS - basic	$0.47	$0.46	$0.52	$0.87
EPS - diluted	0.47	0.45	0.52	0.86
[1]The provision for credit losses of $1.8 million recorded under CECL at the time of acquisition has been excluded from the pro forma information above, which presents information as if the acquisition had occurred on January 1, 2019, prior to the Company's adoption of CECL.

Proposed Acquisition of Fourth Street Banking Company
On January 23, 2020, the Company announced that it had entered into an agreement and plan of merger with Fourth Street Banking Company ("Fourth Street") and its wholly-owned subsidiary, Freedom Bank. Pursuant to the terms of the merger agreement, Fourth Street, headquartered in St. Petersburg, FL, will be merged with and into Seacoast and Freedom Bank will be merged with and into Seacoast Bank. Freedom Bank operates two branches in the Tampa-St. Petersburg metropolitan statistical area with $359 million in deposits and $312 million in loans as of June 30, 2020. This acquisition is anticipated to close in August 2020, subject to the approval of Fourth Street shareholders and the satisfaction of other customary conditions.

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
The emphasis of this discussion will be on the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2020 compared to December 31, 2019.
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
All statements other than statements of historical fact could be forward-looking statements. You can identify these forward-looking statements through the use of words such as "may", "will", "anticipate", "assume", "should", "support", "indicate", "would", "believe", "contemplate", "expect", "estimate", "continue", "further", "plan", "point to", "project", "could", "intend", "target" or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•the effects of future economic and market conditions, including seasonality;
•adverse effects due to the COVID-19 pandemic on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;
•government or regulatory responses to the COVID-19 pandemic;
•governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve ("Federal Reserve"), as well as legislative, tax and regulatory changes;
•changes in accounting policies, rules and practices, including the impact of the adoption of CECL;
•the risks of changes in interest rates on the level and composition of deposits, loan demand, liquidity and the values of loan collateral, securities, and interest rate sensitive assets and liabilities;
•interest rate risks, sensitivities and the shape of the yield curve; uncertainty related to the impact of LIBOR calculations on securities, loans and debt;
•changes in borrower credit risks and payment behaviors, including the ability for borrowers under deferred payment programs to return to making full payments; changes in the availability and cost of credit and capital in the financial markets;
•changes in the prices, values and sales volumes of residential and commercial real estate; the Company's ability to comply with any regulatory requirements;

•the effects of problems encountered by other financial institutions that adversely affect Seacoast or the banking industry;
•Seacoast's concentration in commercial real estate loans;
•the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions;
•the impact on the valuation of Seacoast's investments due to market volatility or counterparty payment risk;
•statutory and regulatory dividend restrictions;
•increases in regulatory capital requirements for banking organizations generally;
•the risks of mergers, acquisitions and divestitures, including Seacoast's ability to continue to identify acquisition targets and successfully acquire desirable financial institutions;
•changes in technology or products that may be more difficult, costly, or less effective than anticipated;
•the Company's ability to identify and address increased cybersecurity risks, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation, including heightened cyber risk as a result of increased remote working by our associates;
•inability of Seacoast's risk management framework to manage risks associated with the business;
•dependence on key suppliers or vendors to obtain equipment or services for the business on acceptable terms;
•reduction in or the termination of Seacoast's ability to use the mobile-based platform that is critical to the Company's business growth strategy;
•the effects of war or other conflicts, acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
•unexpected outcomes of, and the costs associated with, existing or new litigation involving the Company;
•Seacoast's ability to maintain adequate internal controls over financial reporting; potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions;
•the risks that deferred tax assets could be reduced if estimates of future taxable income from operations and tax planning strategies are less than currently estimated and sales of capital stock could trigger a reduction in the amount of net operating loss carryforwards that the Company may be able to utilize for income tax purposes;
•the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, non-bank financial technology providers, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;
•the failure of assumptions underlying the establishment of reserves for possible credit losses;
•the risks relating to the proposed Fourth Street Banking Company merger including, without limitation: the timing to consummate the proposed merger; the risk that a condition to closing of the proposed merger may not be satisfied; the diversion of management time on issues related to the proposed merger; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected;
•the risk of deposit and customer attrition;
•any changes in deposit mix;
•unexpected operating and other costs, which may differ or change from expectations;
•the risks of customer and employee loss and business disruptions, including, without limitation, the results of difficulties in maintaining relationships with employees;
•the inability to grow the customer and employee base;
•increased competitive pressures and solicitations of customers by competitors;

•the difficulties and risks inherent with entering new markets; and
•other factors and risks described under “Risk Factors” herein and in any of the Company's subsequent reports filed with the SEC and available on its website at www.sec.gov.
All written or oral forward-looking statements that are made or are attributable to Seacoast are expressly qualified in their entirety by this cautionary notice. The Company assumes no obligation to update, revise or correct any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.

Second Quarter 2020
Pandemic Response
During the first half of 2020, the global economy began experiencing a downturn resulting from the COVID-19 pandemic. Seacoast reacted quickly at the onset to make adjustments to operations intended to protect the health and welfare of our associates and customers. The Company's range of digital banking products combined with continued access to branches through drive-thrus and lobby appointments has allowed the Company to meet customer needs. A robust and well tested business continuity program has allowed the Company to maintain productivity levels with a majority of associates working remotely.
In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions for the Paycheck Protection Program (“PPP”) offered through the U.S. Small Business Administration (“SBA”). Loans originated under this program include principal and interest which may be forgiven provided the borrower uses the funds in a manner consistent with PPP guidelines. Through June 30, 2020, the Company has originated over 5,000 loans under this program, with outstanding balances of $576.5 million at June 30, 2020, an average loan size of $116,000 and a median loan size of $43,000. PPP loans have a contractual rate of interest of 1% and principal and interest may be forgiven provided the borrower uses the funds in a manner consistent with the program's guidelines. The SBA outlined a fee structure based on loan size, whereby institutions were paid 5% for loans of not more than $350,000, 3% for loans of more than $350,000 and less than $2 million, and 1% for loans of at least $2 million. Seacoast originated $301 million of loans in the 5% fee category, $214 million of loans in the 3% fee category, and $62 million of loans in the 1% fee category. These fees, net of loan-specific costs, total $17 million for the Company's originations through June 30, 2020, and are deferred and recognized as an adjustment to yield over the expected life of the loans. Seacoast recognized net fees of $4 million and contractual interest of $1.1 million on PPP loans in the second quarter of 2020, resulting in a yield of 4.81%. There is significant uncertainty about how borrowers will seek and qualify for forgiveness, and therefore uncertainty about the expected life of these loans and the timing of recognition of the remaining $13 million in fees.
The CARES Act also encourages financial institutions to practice prudent efforts to work with borrowers impacted by the COVID-19 pandemic by providing an option for financial institutions to exclude from TDR consideration certain loan modifications that might otherwise be categorized as TDRs under ASC 310-40. This option is available for modifications that are deemed to be COVID-related, where the borrower was not more than 30 days past due on December 31, 2019, and the modification is executed between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. Federal banking regulators issued similar guidance that also allows lenders to conclude that short-term modifications for borrowers affected by the pandemic should not be considered TDRs if the borrower was current at the time of modification. Seacoast began offering short-term payment deferrals of up to six months to eligible borrowers in March 2020 and, at June 30, 2020, had $1.1 billion of loans on payment deferral, none of which have been classified as TDRs. 39% of these loans are scheduled to return to regular payments in the third quarter of 2020 and 61% in the fourth quarter of 2020. During the payment deferral period, Seacoast continues to recognize interest income.

Results of Operations
Second Quarter 2020 Results
For the second quarter of 2020, the Company reported net income of $25.1 million, or $0.47 per average common diluted share, compared to $0.7 million, or $0.01, for the first quarter of 2020 and $23.3 million, or $0.45, for the second quarter of 2019. For the six months ended June 30, 2020, net income totaled $25.8 million, or $0.49 per average common diluted share, a decrease of $20.2 million, or 44%, compared to the six months ended June 30, 2019. Adjusted net income1 for the second quarter of 2020 totaled $25.5 million, or $0.48 per average common diluted share, compared to $5.5 million, or $0.10, for the first quarter of 2020 and $25.8 million, or $0.50, for the second quarter of 2019. For the six months ended June 30, 2020, adjusted net income1 totaled $30.9 million, or $0.59 per average common diluted share, a decrease of $19.1 million, or 38%, compared to the six months ended June 30, 2019.

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
	2020	2020	2019	2020	2019
Return on average tangible assets	1.37%	0.11%	1.50%	0.78%	1.49%
Return on average tangible shareholders' equity	13.47	0.95	14.30	7.27	14.57
Efficiency ratio	50.11	59.85	53.48	54.88	55.01

Adjusted return on average tangible assets[1]	1.33%	0.32%	1.59%	0.86%	1.55%
Adjusted return on average tangible shareholders' equity[1]	13.09	2.86	15.17	8.02	15.14
Adjusted efficiency ratio[1]	49.81	53.61	51.44	51.68	53.62
[1]Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
For the six months ended June 30, 2020, the Company's return on average tangible assets and return on average tangible shareholders' equity reflect the impact of $4.8 million in merger related expenses from the acquisition of First Bank of the Palm Beaches ("FBPB") completed in the first quarter of 2020 and the upcoming acquisition of Fourth Street Banking Company, expected to be completed in the third quarter of 2020. The provision for credit losses on loans of $37.1 million in the six months ended June 30, 2020 is primarily attributed to the recent downturn in economic conditions and the uncertainty of the forecasted future economic environment. This uncertainty will likely continue through the second half of 2020, and results will continue to be impacted by the COVID-19 pandemic and its effect on the Company's markets and its customers.
Net Interest Income and Margin
Net interest income (on a fully taxable equivalent basis)1 for the second quarter of 2020 totaled $67.4 million, increasing $4.1 million, or 6%, compared to the first quarter of 2020, and increasing $7.2 million, or 12%, compared to the second quarter of 2019. For the six months ended June 30, 2020, net interest income (on a fully tax equivalent basis)1 totaled $130.7 million, an increase of $9.6 million, or 8%, compared to the six months ended June 30, 2019. Net interest margin was 3.70% in the second quarter 2020, compared to 3.93% in the first quarter 2020 and 3.94% in the second quarter of 2019. Compared to the first quarter of 2020, increased liquidity levels through higher cash and cash equivalent balances that position Seacoast conservatively for market uncertainty resulted in 17 basis points of margin compression. For the six months ended June 30, 2020, net interest margin was 3.81%, a decrease of 17 basis points, or 4%, compared to the six months ended June 30, 2019. For the second quarter of 2020, the yield on both loans and securities contracted 34 basis points compared to the first quarter of 2020, reflecting the full impact of the decrease in the fed funds rate by 150 basis points in March 2020 and the impact of declining levels of commercial prepayments on the accretion of purchase discounts on acquired loans. The effect on net interest margin from accretion of purchase discounts on acquired loans was 16 basis points in the second quarter of 2020 compared to 27 basis points in the first quarter of 2020 and 27 basis points in the second quarter of 2019. The effect on net interest margin of interest and fees earned on PPP loans was 8 basis points in the second quarter of 2020. The cost of deposits declined to 31 basis points during the quarter, compared to 57 basis points in the first quarter of 2020 and 76 basis points in the second quarter of 2019. For the six months ended June 30, 2020, the cost of deposits was 43 basis points, a decrease of 29 basis points compared to the six months ended June 30, 2019. Decreases in the cost of deposits reflect the impact of higher deposit balances and lower rates paid on deposits.
1Non-GAAP measure. - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.

The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Second quarter 2020	$67,388	3.70%	4.03%	0.51%
First quarter 2020	63,291	3.93%	4.54%	0.90%
Second quarter 2019	60,219	3.94%	4.73%	1.18%

Six Months Ended June 30, 2020	130,679	3.81%	4.27%	0.70%
Six Months Ended June 30, 2019	121,080	3.98%	4.76%	1.15%
1On tax equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Total average loans increased $513.3 million, or 10%, for the second quarter of 2020 compared to the first quarter of 2020, and increased $886.8 million, or 18%, from the second quarter of 2019. The increase reflects the impact of $146.8 million in loans acquired from FBPB in the first quarter of 2020 and the $576.5 million in loans originated under the PPP program during the second quarter of 2020.
Average loans as a percentage of average earning assets totaled 78% for the second quarter of 2020, 81% for the first quarter of 2020 and 79% for the second quarter of 2019. Loan production was affected in the second quarter of 2020 by the suspension of business activity across many industries in response to the COVID-19 pandemic. The Company intentionally slowed loan origination activity, reflecting a commitment to strict and careful underwriting given the unknown impact of the COVID-19 pandemic on the economy. Residential saleable refinancing activity remained strong attributed to the current low rate environment and strong Florida housing market.
Loan production is detailed in the following table for the periods specified:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2020	2020	2019	2020	2019
Commercial pipeline at period end	$117,042	$171,125	$300,207	$117,042	$300,207
Commercial loan originations	106,857	183,330	238,057	290,187	424,060

Residential pipeline - saleable at period end	94,666	75,226	46,723	94,666	46,723
Residential loans-sold	122,459	62,865	61,391	185,324	93,949

Residential pipeline - portfolio at period end	13,199	11,779	3,756	13,199	3,756
Residential loans-retained	23,539	25,776	51,755	49,315	101,400

Consumer pipeline at period end	30,647	29,123	26,911	30,647	26,911
Consumer originations	57,956	51,516	55,380	109,472	96,956

PPP originations	590,718	—	—	590,718	—
Commercial originations during the second quarter of 2020 were $106.9 million, a decrease of $76.5 million, or 42%, compared to the first quarter of 2020 and a decrease of $131.2 million, or 55%, compared to the second quarter of 2019.
The commercial pipeline was down 32% to $117.0 million at the end of the quarter, reflecting a continued conservative approach on new credits given the uncertain economic outlook associated with the COVID-19 pandemic. The Company will continue to serve current strong relationships that meet strict credit underwriting guidelines, with liquidity and strong balance sheets that can support significant stress.

Residential salaeable loan originations were $122.5 million in the second quarter of 2020, compared to $62.9 million in the first quarter of 2020 and $61.4 million in the second quarter of 2019. Originations through the first half of 2020 reflect the vibrant residential refinance market and the strength in the Florida housing market.
Closed residential retained loan production for the second quarter of 2020 was $23.5 million compared to $25.8 million in the first quarter of 2020 and $51.8 million in the second quarter of 2019.
Consumer originations totaled $58.0 million during the second quarter of 2020, an increase of $6.4 million, or 13%, from the first quarter of 2020 and an increase of $2.6 million, or 5%, from the second quarter of 2019.
Through June 30, 2020, Seacoast funded over 5,000 loans to companies through the PPP program totaling over $591 million with an average loan size of $116,000 and a median loan size of $43,000. Fees earned by Seacoast, net of loan-specific costs total $17 million and are deferred and recognized as an adjustment to yield over the expected life of the loans. Seacoast recognized net fees of $4 million and contractual interest of $1.1 million, resulting in a yield of 4.81%. There is significant uncertainty about how borrowers will seek and qualify for forgiveness, and therefore uncertainty about the expected life of these loans and the timing of recognition of the remaining $13 million in net fees.
Average debt securities decreased $17.2 million, or 1.5%, for the second quarter 2020 compared to the first quarter 2020, and were $39.0 million, or 3%, lower from the second quarter of 2019. Decreases from the first quarter of 2020 reflect the impact of sales of $64.5 million as well as maturities of $76.8 million, partially offset by purchases of $164.9 million made late in the second quarter of 2020. Activity in the second quarter 2020 included the repositioning of investments in collateralized lending obligations ("CLO") securities, replacing "A" rated securities with "AAA" rated securities.
The cost of average interest-bearing liabilities contracted 39 basis points in the second quarter of June 30, 2020 to 51 basis points from 90 basis points, reflecting the impact of higher deposit balances and decreases in underlying market rates. The low overall cost of funding reflects the Company’s core deposit focus that has produced strong growth in customer relationships over the past several years. New business customer acquisition increased by nearly 50% in the second quarter, when compared to the first quarter of 2020, introducing over 3,000 new business customers to Seacoast. Noninterest bearing demand deposits at June 30, 2020 represent 34% of total deposits compared to 29% at March 31, 2020. The cost of average total deposits (including noninterest bearing demand deposits) in the second quarter of June 30, 2020 was 0.31% compared to 0.57% in the first quarter of 2020 and 0.76% in the second quarter of 2019.

Customer relationship funding is detailed in the following table for the periods specified:

Customer Relationship Funding
	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands, except ratios)	2020	2020	2019	2019	2019
Noninterest demand	$2,267,435	$1,703,628	$1,590,493	$1,652,927	$1,669,804
Interest-bearing demand	1,368,146	1,234,193	1,181,732	1,115,455	1,124,519
Money market	1,232,892	1,124,378	1,108,363	1,158,862	1,172,971
Savings	619,251	554,836	519,152	528,214	519,732
Time certificates of deposit	1,179,059	1,270,464	1,185,013	1,217,683	1,054,183
Total deposits	$6,666,783	$5,887,499	$5,584,753	$5,673,141	$5,541,209

Customer sweep accounts	$92,125	$64,723	$86,121	$70,414	$82,015

Noninterest demand deposits as % of total deposits	34%	29%	28%	29%	30%
The Company’s focus on convenience, with high quality customer service, expanded digital offerings and distribution channels provides stable, low cost core deposit funding. Over the past several years, the Company has strengthened its retail deposit franchise using new strategies and product offerings, while maintaining a focus on growing customer relationships. Seacoast believes that digital product offerings are central to core deposit growth and have proved to be of meaningful value to its customers in this environment. Seacoast's call center and retail associates continue to lead the market in availability and customer service standards, with the call center far out-performing large bank call center wait times and service level standards. Lower overall consumer spending levels driven by pandemic-related stay-at-home orders and the impact of government support programs enacted in the second quarter of 2020, including PPP and individual stimulus payments, led to higher customer balances, as did the acquisition of FBPB in the first quarter of 2020. Customers have also increased usage of digital products, with the proportion of transactions in non-branch delivery channels up 14% over this time last year. During the second quarter of 2020, average transaction deposits (noninterest and interest bearing demand) increased $596.5 million, or 21%, compared to the first quarter of 2020 and increased $630.0 million, or 23%, compared to the second quarter of 2019. Along with new and acquired relationships, deposit programs and digital sales have improved the Company's market share and deepened relationships with existing customers.
Growth in core deposits has also provided low funding costs. The Company’s deposit mix remains favorable, with 80% of average deposit balances comprised of savings, money market, and demand deposits for the six months ended June 30, 2020. Seacoast's average cost of deposits, including noninterest bearing demand deposits, decreased to 0.43% for the six months ended June 30, 2020 compared to 0.72% for the six months ended June 30, 2019, reflecting the lower rates after the Federal Reserve actions beginning in the third quarter of 2019 and shifts in deposit mix with a higher proportion of low cost deposits. Brokered CDs totaled $572.5 million at June 30, 2020, with an average rate of 1.05%. CD maturities are laddered, with $339 million maturing in 2020.
Short-term borrowings, principally comprised of sweep repurchase agreements with customers, decreased $65.2 million, or 47%, to an average balance of $74.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease reflects a shift into interest bearing deposits attributed to an expansion of deposit product offerings with similar characteristics to sweep repurchase products. The average rate on customer sweep repurchase accounts was 0.55% for the six months ended June 30, 2020, compared to 1.32% for the same period during 2019. The remaining balances in this product offering will continue to be valuable to customers, although at lower amounts. No federal funds purchased were utilized at June 30, 2020 or 2019.
FHLB borrowings averaged $224.9 million for the six months ended June 30, 2020, increasing $85.9 million, or 62%, compared to the same period in 2019. The average rate on FHLB borrowings for the six months ended June 30, 2020 was 1.14% compared to 2.54% for the six months ended June 30, 2019. FHLB borrowings outstanding at June 30, 2020 have a weighted rate of 0.67% with $80 million maturing in 2020.
For the six months ended June 30, 2020, subordinated debt averaged $71.1 million, an increase of $0.3 million compared to the same period during 2019. The average rate on subordinated debt for the six months ended June 30, 2020 was 3.69%, compared to 5.03% for the six months ended June 30, 2019. The subordinated debt relates to trust preferred securities issued by subsidiary trusts of the Company.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2020						2019
	Second Quarter			First Quarter			Second Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,135,698	$7,573	2.67%	$1,152,473	$8,696	3.02%	$1,169,891	$8,933	3.05%
Nontaxable	19,347	152	3.14	19,740	152	3.09	24,110	179	2.96
Total Securities	1,155,045	7,725	2.68	1,172,213	8,848	3.02	1,194,001	9,112	3.05

Federal funds sold and other investments	433,626	684	0.63	87,924	734	3.36	91,481	873	3.83

Loans excluding PPP loans	5,304,381	59,861	4.54	5,215,234	63,524	4.90	4,841,751	62,335	5.16
PPP Loans	424,171	5,068	4.81	—	—	—	—	—	—
Total Loans	5,728,552	64,929	4.56	5,215,234	63,524	4.90	4,841,751	62,335	5.16

Total Earning Assets	7,317,223	73,338	4.03	6,475,371	73,106	4.54	6,127,233	72,320	4.73

Allowance for loan losses	(84,965)			(56,931)			(32,806)
Cash and due from banks	103,919			90,084			91,160
Premises and equipment	71,173			67,585			69,890
Intangible assets	230,871			226,712			228,706
Bank owned life insurance	127,386			126,492			124,631
Other assets	147,395			126,230			126,180
Total Assets	$7,913,002			$7,055,543			$6,734,994

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,298,639	$297	0.09%	$1,173,930	$834	0.29%	$1,118,703	$1,150	0.41%
Savings	591,040	165	0.11	526,727	348	0.27	513,773	586	0.46
Money market	1,193,969	741	0.25	1,128,757	2,008	0.72	1,179,345	3,089	1.05
Time deposits	1,293,766	3,820	1.19	1,151,750	4,768	1.67	1,089,020	5,724	2.11
Short term borrowings	74,717	34	0.18	71,065	167	0.95	91,614	355	1.55
Federal funds purchased and Federal Home Loan Bank borrowings	199,698	312	0.63	250,022	968	1.56	51,571	329	2.56
Other borrowings	71,185	581	3.28	71,114	722	4.08	70,903	868	4.91
Total Interest-Bearing Liabilities	4,723,014	5,950	0.51	4,373,365	9,815	0.90	4,114,929	12,101	1.18
Noninterest demand	2,097,038			1,625,215			1,646,934
Other liabilities	79,855			62,970			61,652
Total Liabilities	6,899,907			6,061,550			5,823,515

Shareholders' equity	1,013,095			993,993			911,479

Total Liabilities & Equity	$7,913,002			$7,055,543			$6,734,994

Cost of deposits			0.31%			0.57%			0.76%
Interest expense as a % of earning assets			0.33%			0.61%			0.79%
Net interest income as a % of earning assets		$67,388	3.70%		$63,291	3.93%		$60,219	3.94%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2020			2019
	Year to Date			Year to Date
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,144,086	$16,269	2.84%	$1,178,087	$18,052	3.06%
Nontaxable	19,544	304	3.11	25,329	369	2.91
Total Securities	1,163,630	16,573	2.85	1,203,416	18,421	3.06

Federal funds sold and other investments	260,775	1,418	1.09	91,310	1,791	3.96

Loans excluding PPP loans	5,259,808	123,385	4.72	4,840,406	124,670	5.19
PPP Loans	212,085	5,068	4.81	—	—	—
Total Loans	5,471,893	128,453	4.72	4,840,406	124,670	5.19

Total Earning Assets	6,896,298	146,444	4.27	6,135,132	144,882	4.76

Allowance for loan losses	(70,948)			(32,885)
Cash and due from banks	97,002			95,526
Premises and equipment	69,379			70,411
Intangible assets	228,791			229,382
Bank owned life insurance	126,939			124,172
Other assets	136,811			131,148
Total Assets	$7,484,272			$6,752,886

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,236,285	$1,131	0.18%	$1,074,460	$1,989	0.37%
Savings	558,883	513	0.18	507,097	1,062	0.42
Money market	1,161,363	2,749	0.48	1,169,198	5,647	0.97
Time deposits	1,222,758	8,588	1.41	1,065,812	10,683	2.02
Short term borrowings	72,891	201	0.55	138,065	905	1.32
Federal funds purchased and Federal Home Loan Bank borrowings	224,860	1,279	1.14	138,989	1,750	2.54
Other borrowings	71,149	1,304	3.69	70,870	1,766	5.03
Total Interest-Bearing Liabilities	4,548,189	15,765	0.70	4,164,491	23,802	1.15
Noninterest demand	1,861,126			1,629,836
Other liabilities	71,413			62,949
Total Liabilities	6,480,728			5,857,276

Shareholders' equity	1,003,544			895,610

Total Liabilities & Equity	$7,484,272			$6,752,886

Cost of deposits			0.43%			0.72%
Interest expense as a % of earning assets			0.46%			0.78%
Net interest income as a % of earning assets		$130,679	3.81%		$121,080	3.98%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $15.0 million for the second quarter of 2020, an increase of $0.3 million, or 2%, compared to the first quarter of 2020 and an increase of $1.4 million, or 11%, from the second quarter of 2019. Noninterest income totaled $29.7 million for the six months ended June 30, 2020, an increase of 3.3 million, or 12%, compared to the six months ended June 30, 2019. Noninterest income accounted for 17% of total revenue (excluding securities gains and losses), a decrease of 2% compared to both the first quarter of 2020 and the second quarter of 2019. For the six months ended June 30, 2020, noninterest income accounted for 18% of total revenue (excluding securities gains and losses), consistent with the six months ended June 30, 2019.
Noninterest income is detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2020	2020	2019	2020	2019
Service charges on deposit accounts	$1,939	$2,825	$2,894	$4,764	$5,591
Interchange income	3,187	3,246	3,405	6,433	6,806
Wealth management income	1,719	1,867	1,688	3,586	3,141
Mortgage banking fees	3,559	2,208	1,734	5,767	2,849
Marine finance fees	157	146	201	303	563
SBA gains	181	139	691	320	1,327
BOLI income	887	886	927	1,773	1,842
Other income	2,147	3,352	2,503	5,499	4,769
	13,776	14,669	14,043	28,445	26,888
Securities gains (losses), net	1,230	19	(466)	1,249	(475)
Total	$15,006	$14,688	$13,577	$29,694	$26,413
Service charges on deposits were $1.9 million in the second quarter of 2020, a decrease of $0.9 million, or 31%, compared to the first quarter of 2020 and a decrease of $1.0 million, or 33%, compared to the second quarter of 2019. For the six months ended June 30, 2020, service charges on deposits totaled $4.8 million, a decrease of $0.8 million, or 15%, compared to the six months ended June 30, 2019. Higher customer deposit balances in the second quarter of 2020 reflect lower overall consumer spending levels driven by pandemic-related stay-at-home orders, and the impact of government support programs including PPP and individual stimulus payments. Lower NSF and overdraft fees were the result of higher customer deposit balances in the second quarter of 2020. Overdraft fees represent 46% of total service charges on deposits in the second quarter of 2020.
Interchange income totaled $3.2 million for the three months ended June 30, 2020, a decrease of $0.1 million, or 2%, compared to the three months ended March 31, 2020, and a decrease of $0.2 million, or 6%, compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, interchange income totaled $6.4 million, a decrease of $0.4 million, or 5%, compared to the six months ended June 30, 2019. The first half of 2020 was impacted by the COVID-19 pandemic and its effect on consumer consumption, primarily in the second quarter of 2020. Ongoing recessionary conditions could continue to negatively impact interchange income in future periods.
Wealth management income, including trust fees and brokerage commissions and fees, was $1.7 million in the second quarter of 2020, decreasing $0.1 million, or 8%, from the first quarter of 2020 and flat compared to the second quarter of 2019. For the six months ended June 30, 2020, wealth management income totaled $3.6 million, an increase of $0.4 million, or 14%, compared to the six months ended June 30, 2019. The Company continues to focus on growing wealth management and saw a record increase of $125 million in new assets under management during the second quarter of 2020, which the Company expects to benefit revenue in future periods. Assets under management were $707.6 million as of June 30, 2020 compared to $653.0 million as of December 31, 2019.
Mortgage banking fees increased by $1.4 million, or 61%, to $3.6 million in the second quarter of 2020 compared to the first quarter of 2020, and increased $1.8 million, or 105%, compared to the second quarter of 2019. For the six months ended June 30, 2020, mortgage banking fees totaled $5.8 million, an increase of $2.9 million, or 102%, compared to the six months ended June 30, 2019. These increases reflect the continued strong demand in the residential refinance market and strength in the Florida housing market.

Marine finance fees were $0.2 million, flat compared to the first quarter of 2020 and to the prior year. For the six months ended June 30, 2020, marine finance fees totaled $0.3 million, a decrease of $0.3 million, or 46%, compared to the six months ended June 30, 2019.
SBA income totaled $0.2 million, slightly higher compared to the first quarter of 2020 and a decrease of $0.5 million, or 74%, compared to the second quarter of 2019. For the six months ended June 30, 2020, SBA income totaled $0.3 million, a decrease of $1.0 million, or 76%, compared to the six months ended June 30, 2019. The decrease in the six month period reflects lower production of saleable SBA loans outside of the PPP program.
Bank owned life insurance ("BOLI") income totaled $0.9 million for the second quarter of 2020, in line with the first quarter of 2020 and prior year results. For the six months ended June 30, 2020, BOLI income totaled $1.8 million, a decrease of $0.1 million, or 4%, compared to the six months ended June 30, 2019.
Other income was $2.1 million in the second quarter of 2020, a decrease of $1.2 million, or 36%, quarter-over-quarter and a decrease of $0.4 million, or 14%, year-over-year. The Company recognized no income from SBIC investments in the second quarter of 2020 compared to $0.9 million in the first quarter of 2020 and $0.3 million in the second quarter of 2019. Additionally, other service charges and fees decreased $0.4 million quarter-over-quarter, the result of fees waived to assist customers in the COVID-19 pandemic. For the six months ended June 30, 2020, other income totaled $5.5 million, an increase of $0.7 million, or 15%, compared to the six months ended June 30, 2019. Increases reflect the impact of $0.9 million in SBIC investments in 2020 compared to $0.5 million in 2019 and loan swap fees totaling $1.3 million for the six months ended June 30, 2020 compared to $0.3 million for the six months ended June 30, 2019, partially offset by lower other fee income in the current period.
Securities gains in the second quarter of 2020 totaled $1.2 million compared to a nominal amount in the first quarter of 2020 and losses of $0.5 million for the second quarter of 2019. Activity in the second quarter of 2020 includes $1.2 million net gains on sales of available-for-sale debt securities compared to net losses of $0.6 million in the second quarter of 2019. Sales activity in the current quarter included the repositioning of investments in collateralized lending obligations ("CLO") securities, replacing "A" rated securities with "AAA" rated securities. Gains also included increases of $0.1 million in both the first quarter of 2020 and second quarter of 2019 in the value of a CRA-qualified mutual fund investment.
Noninterest Expenses
The Company has improved its efficiency ratio over time through continued focus on expense discipline as well as more efficient channel integration, allowing consumers and businesses to choose their path of convenience to satisfy their banking needs. Noninterest expenses in the second quarter of 2020 decreased overall compared to the first quarter of 2020 which was impacted by typical seasonal trends as well as expenses related to the acquisition of FBPB completed in March 2020. Adjusted noninterest expense1 as a percent of average tangible assets was 2.13% for the second quarter of 2020 compared to 2.44% for the first quarter of 2020 and 2.34% for the second quarter of 2019. For the six months ended June 30, 2020, adjusted noninterest expense1 as a percent of average tangible assets was 2.26% compared to 2.43% for the six months ended June 30, 2019. Seacoast has reduced its branch footprint by 20% since 2017 through successful bank acquisitions and the repositioning of the banking center network in strategic growth markets to meet the evolving needs of its customers. At June 30, 2020, deposits per banking center were $133 million, up from $113 million at June 30, 2019.
For the second quarter of 2020, the efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses), was 50.11% compared to 59.85% for the first quarter of 2020 and 53.48% for the second quarter of 2019. For the six months ended June 30, 2020, the efficiency ratio was 54.88% compared to 55.01% for the six months ended June 30, 2019. Adjusted noninterest expense1 was $40.7 million for the second quarter of 2020, compared to $41.5 million for the first quarter of 2020 and $38.0 million for the second quarter of 2019. For the six months ended June 30, 2020, adjusted noninterest expense1 was $82.2 million, an increase of $3.0 million, or 4%, compared to the six months ended June 30, 2019. The adjusted efficiency ratio1 year-over-year improved, declining from 51.44% for the second quarter 2019 to 49.81% for the second quarter of 2020. For the six months ended June 30, 2020, the adjusted efficiency ratio1 declined to 51.68% from 53.62% for the six months ended June 30, 2019.

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except ratios)	2020	2020	2019	2020	2019
Noninterest expense, as reported	$42,399	$47,798	$41,000	$90,197	$84,099

Merger related charges	(240)	(4,553)	—	(4,793)	(335)
Amortization of intangibles	(1,483)	(1,456)	(1,456)	(2,939)	(2,914)
Business continuity expenses	—	(307)	—	(307)	—
Branch reductions and other expense initiatives	—	—	(1,517)	—	(1,725)
Adjusted noninterest expense[1]	$40,676	$41,482	$38,027	$82,158	$79,125

Foreclosed property expense and net (loss)/gain on sale	(245)	315	174	70	214

Net adjusted noninterest expense[1]	$40,431	$41,797	$38,201	$82,228	$79,339

Efficiency ratio	50.11%	59.85%	53.48%	54.88%	55.01%
Adjusted efficiency ratio[1,2]	49.81	53.61	51.44	51.68	53.62
Adjusted noninterest expense as a percent of average tangible assets[1,2]	2.13	2.44	2.34	2.26	2.43
[1]Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
[2]Adjusted efficiency ratio is defined as noninterest expense, including adjustment to noninterest expense divided by aggregated tax equivalent net interest income and noninterest income, including adjustments to revenue.

Noninterest expenses for the second quarter of 2020 totaled $42.4 million, a decrease of $5.4 million, or 11%, compared to the first quarter of 2020, and an increase of $1.4 million, or 3%, from the second quarter of 2019. For the six months ended June 30, 2020, noninterest expenses totaled $90.2 million, an increase of $6.1 million, or 7%, compared to the six months ended June 30, 2019. Noninterest expenses are detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2020	2020	2019	2020	2019
Noninterest expense
Salaries and wages	$20,226	$23,698	$19,420	$43,924	$37,926
Employee benefits	3,379	4,255	3,195	7,634	7,401
Outsourced data processing costs	4,059	4,633	3,876	8,692	7,721
Telephone/data lines	791	714	893	1,505	1,704
Occupancy	3,385	3,353	3,741	6,738	7,548
Furniture and equipment	1,358	1,623	1,544	2,981	3,301
Marketing	997	1,278	1,211	2,275	2,343
Legal and professional fees	2,277	3,363	2,033	5,640	4,880
FDIC assessments	266	—	337	266	825
Amortization of intangibles	1,483	1,456	1,456	2,939	2,914
Foreclosed property expense and net loss/(gain) on sale	245	(315)	(174)	(70)	(214)
Other	3,933	3,740	3,468	7,673	7,750
Total	$42,399	$47,798	$41,000	$90,197	$84,099
Salaries and wages totaled $20.2 million for the second quarter of 2020, $23.7 million for the first quarter of 2020, and $19.4 million for the second quarter of 2019. For the six months ended June 30, 2020, salaries and wages totaled $43.9 million, an increase of $6.0 million, or 16%, compared to the six months ended June 30, 2019. The first quarter of 2020 included $2.2 million in costs associated with the FBPB acquisition and $0.3 million in bonuses for retail associates who kept critical functions operating at full capacity through the early stages of the COVID-19 pandemic. In the second quarter of 2020, higher loan production driven by the PPP program resulted in higher deferrals of related salary costs, in accordance with ASC 310-20, lowering costs by $2.9 million. Offsetting increases resulted from the addition of staff from the FBPB acquisition, and temporary staff in the customer support center to accommodate increased call volumes associated with the pandemic operating environment.
During the second quarter 2020, employee benefit costs, which include costs associated with group health insurance, 401(k) plan, payroll taxes, and unemployment compensation, were $3.4 million, a decrease of $0.9 million, or 21%, compared to the first quarter of 2020 and an increase of $0.2 million, or 6%, compared to the second quarter of 2019. For the six months ended June 30, 2020, employee benefit costs totaled $7.6 million, an increase of $0.2 million, or 3%, compared to the six months ended June 30, 2019. Decreases in the second quarter 2020 reflect lower health insurance costs and the seasonal impact of higher payroll taxes and 401(k) contribution expenses in the first quarter of 2020.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. The Company also incurs acquisition-related costs for data migration and contract terminations. Outsourced data processing costs totaled $4.1 million, $4.6 million and $3.9 million for the second quarter 2020, first quarter 2020 and second quarter 2019, respectively. For the six months ended June 30, 2020, data processing costs totaled $8.7 million, an increase of $1.0 million, or 13%, compared to the six months ended June 30, 2019. Of the $0.6 million decrease quarter-over-quarter, $0.8 million was the result of acquisition-related costs incurred in the first quarter of 2020, and was partially offset by higher lending-related costs in the second quarter to support the administration of the PPP program. The Company continues to improve and enhance mobile and other digital products and services through key third parties. This may increase outsourced data processing costs as customers adopt improvements and products and as business volumes grow.
Telephone and data line expenditures, including electronic communications with customers and between branch and customer support locations and personnel, as well as with third party data processors, were $0.8 million, an increase of $0.1 million, or 11%, during the second quarter of 2020 when compared to the first quarter of 2020 and a decrease of $0.1 million, or 11%, when compared to the second quarter of 2019. For the six months ended June 30, 2020, telephone and data line expenditures totaled $1.5 million, a decrease of $0.2 million, or 12%, compared to the six months ended June 30, 2019.
Total occupancy, furniture and equipment expenses for the second quarter of 2020 decreased $0.2 million, or 5%, from the first quarter of 2020, and decreased compared to the second quarter of 2019 by $0.5 million, or 10%. For the six months ended June 30, 2020, occupancy, furniture and equipment totaled $9.7 million, a decrease of $1.1 million, or 10%, compared to the six months ended June 30, 2019. Decreases compared to the three and six months ended June 30, 2019 reflect the benefit of consolidating three banking center locations in 2019. Seacoast has reduced its branch footprint by 20% since 2017 through successful bank acquisitions and the repositioning of the banking center network in strategic growth markets to meet the evolving needs of its customers. The Company believes branches are still valuable to customers for more complex transactions, but simple tasks, such as depositing and withdrawing funds, are rapidly migrating to the digital world. Management anticipates that branch consolidations will continue for the Company and the banking industry in general.
Marketing expenses for the second quarter of 2020 totaled $1.0 million, a decrease of $0.3 million, or 22%, compared to the first quarter of 2020 and a decrease of $0.2 million, or 18%, compared to the second quarter of 2019. Decreases in the second quarter reflect lower promotional expenses and the impact of $0.1 million in first quarter acquisition-related expenses. For the six months ended June 30, 2020, marketing expenses totaled $2.3 million, a decrease of $0.1 million, or 3%, compared to the six months ended June 30, 2019.
Legal and professional fees for the second quarter of 2020 were $2.3 million, a decrease of $1.1 million, or 32%, compared to the first quarter of 2020 and an increase of $0.2 million, or 12%, compared to the second quarter of 2019. The company incurred $1.1 million in acquisition-related expenses in the first quarter of 2020. For the six months ended June 30, 2020, legal and professional fees totaled $5.6 million, an increase of $0.8 million, or 16%, compared to the six months ended June 30, 2019, attributed to acquisition-related expenses incurred in the first quarter of 2020 partially offset by higher project-related expenses incurred in the first half of 2019.
The Company utilized the remainder of previously issued FDIC small bank assessment credits to offset the current period assessment, resulting in expenses of $0.3 million in the second quarter of 2020. Assessment expenses in the first quarter of 2020 were fully offset by the credits. FDIC assessment expenses are expected to be $0.5 million in each of the remaining quarters of 2020. For the six months ended June 30, 2020, FDIC assessment expenses totaled $0.3 million, a decrease of $0.6 million, or 68%, compared to the six months ended June 30, 2019, reflecting the benefit of credits applied during 2020.

For the second quarter of 2020, the Company had expenses on foreclosed properties of $0.2 million compared to the first quarter of 2020, which included a gain on sale of $0.6 million (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality” for more discussion), partially offset by $0.3 million in expenses.
Other expense totaled $3.9 million, $3.7 million and $3.5 million for the second quarter of 2020, the first quarter of 2020 and the second quarter of 2019, respectively. For the six months ended June 30, 2020, other expenses totaled $7.7 million, a decrease of $0.1 million, or 1%, compared to the six months ended June 30, 2019. Increases in the second quarter of 2020 included a $0.2 million build to the reserve for unfunded commitments, and increases related to the administration of the PPP program.
Income Taxes
For the second quarter of 2020, the Company recorded tax expense of $7.2 million compared to a tax benefit of $0.2 million in the first quarter of 2020 and tax expense of $6.9 million in the second quarter of 2019. For the six months ended June 30, 2020, tax expenses totaled $7.0 million, a decrease of $6.3 million, or 47%, compared to the six months ended June 30, 2019. Tax expense related to stock-based compensation totaled $0.2 million in the second quarter of 2020, compared to a tax benefit of $0.3 million in the first quarter of 2020 and a tax benefit of $0.1 million in the second quarter of 2019.
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
Reconciliation of Non-GAAP Measures

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2020	2020	2019	2020	2019
Net income, as reported:
Net income	$25,080	$709	$23,253	$25,789	$45,958

Diluted earnings per share	$0.47	$0.01	$0.45	$0.49	$0.88

Noninterest Income	$15,006	$14,688	$13,577	$29,694	$26,413
Securities (gains) losses, net	(1,230)	(19)	466	(1,249)	475
Total adjustments to noninterest income	(1,230)	(19)	466	(1,249)	475
Total Adjusted Noninterest Income	$13,776	$14,669	$14,043	$28,445	$26,888

Noninterest Expense	$42,399	$47,798	$41,000	$90,197	$84,099
Merger related charges	(240)	(4,553)	—	(4,793)	(335)
Amortization of intangibles	(1,483)	(1,456)	(1,456)	(2,939)	(2,914)
Business continuity expenses	—	(307)	—	(307)	—
Branch reductions and other expense initiatives[1]	—	—	(1,517)	—	(1,725)
Total adjustments to noninterest expense	(1,723)	(6,316.00)	(2,973)	(8,039)	(4,974)
Total Adjusted Noninterest Expense	$40,676	$41,482	$38,027	$82,158	$79,125

Income Taxes	$7,188	$(155)	$6,909	$7,033	$13,318
Tax effect of adjustments	121	1,544	874	1,665	1,384

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2020	2020	2019	2020	2019
Total adjustments to income taxes	121	1,544	874	1,665	1,384
Adjusted income taxes	7,309	1,389	7,783	8,698	14,702
Adjusted net income	$25,452	$5,462	$25,818	$30,914	$50,023

Earnings per diluted share, as reported	$0.47	$0.01	$0.45	$0.49	$0.88
Adjusted diluted earnings per share	0.48	0.10	0.50	0.59	0.96
Average diluted shares outstanding	53,308	52,284	51,952	52,807	51,998

Adjusted Noninterest Expense	$40,676	$41,482	$38,027	$82,158	$79,125
Foreclosed property expense and net (loss) gain on sale	(245)	315	174	70	214
Net Adjusted Noninterest Expense	$40,431	$41,797	$38,201	$82,228	$79,339

Revenue	$82,278	$77,865	$73,713	$160,143	$147,323
Total adjustments to revenue	(1,230)	(19)	466	(1,249)	475
Impact of FTE adjustment	116	115	83	231	170
Adjusted revenue on a fully tax equivalent basis	$81,164	$77,961	$74,262	$159,125	$147,968
Adjusted Efficiency Ratio	49.81%	53.61%	51.44%	51.68%	53.62%
Adjusted Noninterest Expense as a Percent of Average Tangible Assets[2]	2.13%	2.44%	2.34%	2.26%	2.43%

Net Interest Income	$67,272	$63,176	$60,136	$130,448	$120,910
Impact of FTE adjustment	116	115	83	231	170
Net interest income including FTE adjustment	67,388	63,291	60,219	130,679	121,080
Noninterest income	15,006	14,688	13,577	29,694	26,413
Noninterest expense	42,399	47,798	41,000	90,197	84,099
Pre-Tax Pre-Provision Earnings	39,995	30,181	32,796	70,176	63,394
Adjustments to noninterest income	(1,230)	(19)	466	(1,249)	475
Adjustments to noninterest expense	(1,723)	(6,316)	(2,973)	(8,039)	(4,974)
Adjusted Pre-Tax Pre-Provision Earnings	$40,488	$36,478	$36,235	$76,966	$68,843

Average Assets	$7,913,002	$7,055,543	$6,734,994	$7,484,272	$6,752,886
Less average goodwill and intangible assets	(230,871)	(226,712)	(228,706)	(228,791)	(229,382)
Average Tangible Assets	$7,682,131	$6,828,831	$6,506,288	$7,255,481	$6,523,504

Return on Average Assets (ROA)	1.27%	0.04%	1.38%	0.69%	1.37%
Impact of removing average intangible assets and related amortization	0.10	0.07	0.12	0.09	0.12
Return on Average Tangible Assets (ROTA)	1.37	0.11	1.50	0.78	1.49
Impact of other adjustments for Adjusted Net Income	(0.04)	0.21	0.09	0.08	0.06
Adjusted Return on Average Tangible Assets	1.33%	0.32%	1.59%	0.86%	1.55%

Average Shareholders' Equity	$1,013,095	$993,993	$911,479	$1,003,544	$895,610
Less average goodwill and intangible assets	(230,871)	(226,712)	(228,706)	(228,791)	(229,382)
Average Tangible Equity	$782,224	$767,281	$682,773	$774,753	$666,228

Return on Average Shareholders' Equity	9.96%	0.29%	10.23%	5.17%	10.35%
Impact of removing average intangible assets and related amortization	3.51	0.66	4.07	2.10	4.22

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2020	2020	2019	2020	2019
Return on Average Tangible Common Equity (ROTCE)	13.47	0.95	14.30	7.27	14.57
Impact of other adjustments for Adjusted Net Income	(0.38)	1.91	0.87	0.75	0.57
Adjusted Return on Average Tangible Common Equity	13.09%	2.86%	15.17%	8.02%	15.14%

Loan interest income excluding PPP and accretion on acquired loans[2]	$56,873	$59,237	$58,169	$116,110	$116,566
Accretion on acquired loans	2,988	4,287	4,166	7,275	8,104
Interest and fees on PPP loans	5,068	—	—	5,068	—
Loan Interest Income[2]	$64,929	$63,524	$62,335	$128,453	$124,670

Yield on loans excluding PPP and accretion on acquired loans[2]	4.31%	4.57%	4.82%	4.44%	4.86%
Impact of accretion on acquired loans	0.21	0.33	0.34	0.27	0.33
Impact of PPP	0.04	—	—	0.01	—
Yield on Loans[2]	4.56%	4.90%	5.16%	4.72%	5.19%

Net interest income excluding PPP and accretion on acquired loans[2]	$59,332	$59,004	$56,053	$118,336	$112,976
Accretion on acquired loans	2,988	4,287	4,166	7,275	8,104
Interest and fees on PPP	5,068	—	—	5,068	—
Net Interest Income[2]	$67,388	$63,291	$60,219	$130,679	$121,080

Net interest margin excluding PPP and accretion on acquired loans[2]	3.46%	3.66%	3.67%	3.56%	3.71%
Impact of accretion on acquired loans	0.16	0.27	0.27	0.21	0.27
Impact of PPP	0.08	—	—	0.04	—
Net Interest Margin[2]	3.70%	3.93%	3.94%	3.81%	3.98%

Loan interest income excluding tax equivalent adjustment	$64,844	$63,440	$62,288	$128,284	$124,575
Tax equivalent adjustment to loans	85	84	47	169	95
Loan Interest Income[2]	$64,929	$63,524	$62,335	$128,453	$124,670

Securities interest income excluding tax equivalent adjustment	$7,694	$8,817	$9,076	$16,511	$18,346
Tax equivalent adjustment to securities	31	31	36	62	75
Securities Interest Income[2]	$7,725	$8,848	$9,112	$16,573	$18,421

Net interest income excluding tax equivalent adjustments	$67,272	$63,176	$60,136	$130,448	$120,910
Tax equivalent adjustments to loans	85	84	47	169	95
Tax equivalent adjustments to securities	31	31	36	62	75
Net Interest Income[2]	$67,388	$63,291	$60,219	$130,679	$121,080
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company's branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $975.5 million, or 14%, from December 31, 2019, reflecting the impact of the PPP loans program, higher deposit balances, and the impact of the FBPB acquisition completed in the first quarter of 2020.
Securities
Information related to maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.
At June 30, 2020, the Company had $976.0 million in debt securities available-for-sale and $227.1 million in debt securities held-to-maturity. The Company's total debt securities portfolio decreased $5.1 million from December 31, 2019.
During the six months ended June 30, 2020, there were $239.2 million of debt security purchases and $140.3 million in paydowns and maturities. For the six months ended June 30, 2020, proceeds from the sale of securities totaled $92.3 million, with net gains of $1.1 million. For the six months ended June 30, 2019, there were $87.4 million debt security purchases and aggregated maturities and principal paydowns totaled $58.5 million. Proceeds from sales of securities during the six months ended June 30, 2019 totaled $73.3 million, with net losses of $0.6 million.
Debt securities generally return principal and interest monthly. The modified duration of the investment portfolio at June 30, 2020 was 2.8 years, compared to 3.5 years at December 31, 2019.
At June 30, 2020, available-for-sale debt securities had gross unrealized losses of $6.1 million and gross unrealized gains of $28.8 million, compared to gross unrealized losses of $2.7 million and gross unrealized gains of $8.8 million at December 31, 2019.
The credit quality of the Company’s securities holdings are primarily investment grade. U.S. Treasuries, obligations of U.S. government agencies and obligations of U.S. government sponsored entities totaled $897.7 million, or 75%, of the total portfolio.
The portfolio includes $76.9 million in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are 33 positions totaling $53.4 million, with a fair value of $53.4 million, in private label mortgage-backed residential securities, primarily originated in 2005 or prior years with weighted average credit support of 27%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate mortgage loans. Five positions in non-guaranteed agency commercial securities total $22.3 million, with a fair value of $23.4 million. These securities have weighted average LTVs in the mid-60s and average credit support of 11%. The collateral underlying these mortgages are primarily pooled multifamily loans.
The Company also has invested $204.3 million, with a fair value of $198.8 million, in uncapped 3-month LIBOR floating rate collateralized loan obligations ("CLOs"). CLOs are special purpose vehicles, and the Company’s holdings purchase nearly all first lien broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of June 30, 2020, the Company held 27 total positions, all of which were in AAA/AA tranches with average credit support of 31%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments for each CLO security. The results of this analysis did not indicate expected credit losses.
Held-to-maturity securities consist solely of mortgage-backed securities guaranteed by government agencies.
At June 30, 2020, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current rate environment. Management believes that each investment will recover any price depreciations over its holding period as the debt securities move to maturity and there is the intent and ability to hold these investments to maturity if necessary. Therefore, at June 30, 2020, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $5.8 billion at June 30, 2020, $573.6 million more than at December 31, 2019. The increase reflects the addition of $146.8 million in loans with the acquisition of FBPB in the first quarter of 2020, and the Company's originations under the PPP loan program during the second quarter of 2020. As provided in the CARES Act, PPP loans have a contractual rate of interest of 1%, and principal and interest may be forgiven provided the borrower uses the funds in a manner consistent with the program's guidelines. During the quarter ended June 30, 2020, Seacoast originated over 5,000 loans totaling $591 million with an average loan size of $116,000 and a median loan size of $43,000.

For the six months ended June 30, 2020, $290.2 million in commercial and commercial real estate loans were originated compared to $424.1 million for the six months ended June 30, 2019, a decrease of $133.9 million, or 32%. The loan pipeline for commercial and commercial real estate loans totaled $117.0 million at June 30, 2020. Consumer originations totaled $109.5 million for the six months ended June 30, 2020, higher by $12.5 million, or 13%, compared to the six months ended June 30, 2019, and the pipeline for these loans at June 30, 2020 was $30.6 million. Commercial originations decreased during the second quarter of 2020 as a result of a continued conservative approach on new credits given an uncertain economic outlook associated with the COVID-19 pandemic. The Company will continue to serve current strong relationships that meet strict credit underwriting guidelines, with liquidity and strong balance sheets that can support significant stress.
The Company closed $146.0 million in residential loans during the second quarter of 2020, compared to $88.6 million closed during the first quarter of 2020. Saleable volumes were higher for the second quarter of 2020, representing 84% of production versus 71% of production during the first quarter of 2020. The saleable residential mortgage pipeline at June 30, 2020 totaled $94.7 million while the retained pipeline increased to $13.2 million. The increase in residential production reflects the vibrant residential refinance market and the strength in the Florida housing market.
Continued loan growth is accompanied by sound risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains below regulatory limits (see “Loan Concentrations”).
The following tables detail loan portfolio composition at June 30, 2020 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in Note E-Loans; and at December 31, 2019 for portfolio loans, purchased credit impaired loans ("PCI") and purchased unimpaired loans("PUL").

	June 30, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$270,715	$25,691	$2,429	$298,835
Commercial real estate - owner-occupied	832,943	216,598	27,109	1,076,650
Commercial real estate - non owner-occupied	1,074,063	306,880	11,844	1,392,787
Residential real estate	1,249,368	210,247	8,556	1,468,171
Commercial and financial	692,933	63,272	1,027	757,232
Consumer	195,863	5,700	364	201,927
Paycheck Protection Program	576,450	—	—	576,450
Net Loan Balances	$4,892,335	$828,388	$51,329	$5,772,052

	December 31, 2019
(In thousands)	Portfolio Loans	PULs	PCI Loans	Total
Construction and land development	$281,335	$43,618	$160	$325,113
Commercial real estate[1]	1,834,811	533,943	10,217	2,378,971
Residential real estate	1,304,305	201,848	1,710	1,507,863
Commercial and financial	697,301	80,372	579	778,252
Consumer	200,166	8,039	—	208,205
Net Loan Balances	$4,317,918	$867,820	$12,666	$5,198,404
[1]Commercial real estate includes owner-occupied balances of $1.0 billion for December 31, 2019.
The amortized cost basis at June 30, 2020 included net deferred costs of $21.5 million on non-PPP portfolio loans and net deferred fees of $13.0 million on PPP loans. At December 31, 2019, the amortized cost basis included net deferred costs of $19.9 million. At June 30, 2020, the remaining fair value adjustments on acquired loans was $28.9 million, or 3.3% of the outstanding acquired loan balances, which consisted of $1.0 million on PCD loans and $27.9 million on acquired Non-PCD loans. At December 31, 2019, the remaining fair value adjustments for acquired loans was $34.9 million, or 3.8% of the acquired loan balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.

Commercial real estate ("CRE") loans, inclusive of owner-occupied commercial real estate, increased by $90.5 million, totaling $2.5 billion at June 30, 2020 compared to $2.4 billion at December 31, 2019. Owner-occupied commercial real estate loans represent $1.1 billion, or 44%, of the commercial real estate portfolio.
Fixed-rate and adjustable-rate loans secured by commercial real estate, excluding construction loans, totaled approximately $2.1 billion and $419.0 million, respectively, at June 30, 2020, compared to $2.0 billion and $418.8 million, respectively, at December 31, 2019.
The CARES Act, which was signed into law on March 27, 2020, encourages financial institutions to practice prudent efforts to work with borrowers impacted by the COVID-19 pandemic by providing an option for financial institutions to exclude from TDR consideration certain loan modifications that might otherwise be categorized as TDRs under ASC 310-40. This option is available for modifications that are deemed to be COVID-related, where the borrower was not more than 30 days past due on December 31, 2019, and the modification is executed between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. Federal banking regulators issued similar guidance that also allows lenders to conclude that short-term modifications for borrowers affected by the COVID-19 pandemic should not be considered TDRs if the borrower was current at the time of modification.

Seacoast began offering short-term payment deferrals of up to six months to eligible borrowers in March 2020 and, at June 30, 2020, had $1.1 billion of loans on payment deferral, none of which have been classified as TDRs. 39% of these loans are scheduled to return to regular payments in the third quarter of 2020 and 61% in the fourth quarter of 2020. Interest and fees will continue to accrue on these loans during the deferral period. If economic conditions deteriorate further, these borrowers may be unable to resume scheduled payments, which may result in reversal of accrued interest, further modification of terms and additional necessary provisions for credit losses.
The following table presents loans, excluding PPP loans, with and without deferrals as of June 30, 2020:

(In thousands)	Loans with Deferrals	Total Loans	% of Loans with Deferrals
Construction and land development	$14,488	$298,835	5%
Commercial real estate - owner-occupied	320,406	1,076,650	30
Commercial real estate - non owner-occupied	445,311	1,392,787	32
Residential real estate	148,035	1,468,171	10
Commercial and financial	130,877	757,232	17
Consumer	17,926	201,927	9
Totals	$1,077,043	$5,195,602	21%

The following table details commercial real estate and construction and land development loans outstanding by collateral type at June 30, 2020:

($ in thousands)	Commercial Real Estate	Construction and Land Development	Total	% of Total Loans	Deferred Loans	% of Category
Office building	$708,635	$10,153	$718,788	12%	$196,419	27%
Retail	445,664	18,744	464,408	8	177,528	38
Industrial and warehouse	346,642	21,512	368,154	6	74,995	20
Other commercial property	234,827	—	234,827	4	67,364	29
Apartment building / condominium	199,038	26,887	225,925	4	26,186	12
Health care	193,230	20,967	214,197	4	55,823	26
Hotel / motel	121,955	—	121,955	2	107,530	88
Vacant lot	—	74,304	74,304	1	9,522	13
1-4 family residence - individual borrowers	—	73,197	73,197	1	959	1
Convenience store	55,775	—	55,775	1	13,377	24
1-4 family residence - spec home	2,258	47,152	49,410	1	—	—
Restaurant	42,990	1,173	44,163	1	27,109	61
Church	26,816	—	26,816	—	5,274	20
School / education	20,450	1,750	22,200	—	9,350	42
Agriculture	22,027	—	22,027	—	171	1
Manufacturing building	18,658	—	18,658	—	1,556	8
Recreational property	14,217	—	14,217	—	6,028	42
Other	16,256	2,996	19,252	—	1,015	5
Total	$2,469,438	$298,835	$2,768,273	48%	$780,206	28%
The largest collateral type in the CRE and construction portfolios, when aggregated, is office buildings, representing only 12% of the portfolio. The average loan size in the office building category is $600 thousand and the average loan to value ("LTV") is 53%, and 58% of this category is classified as owner-occupied. This primarily includes medical, accounting, engineering, health care, veterinarians and other like type professionals. The remaining 42% of the office building category is stabilized income-producing investment properties.
The second-largest category is retail, representing 8% of total loans. The average loan size in the retail category is $1.3 million and the average LTV is 45%. Loans collateralized by hotels/motels represent only $122 million with an average loan size of $3.3 million and an average LTV of 46%. Restaurant exposure is limited, only $44 million, and is distributed amongst quick serve and full-service restaurants, with an average loan size of $712 thousand and LTV of 50%.
Commercial and financial loans outstanding were $757.2 million at June 30, 2020 and $778.3 million at December 31, 2019. The Company's primary customers for commercial and financial loans are small to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing companies. Such businesses are smaller and subject to the risks of lending to small- to medium-sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The following table details the commercial and financial loans outstanding by industry type at June 30, 2020:

($ in thousands)	Commercial and Financial	% of Total Loans	Deferred Loans	% of Category
Management companies[1]	$163,322	3%	$36,254	22%
Professional, scientific, technical and other services	87,487	2	10,466	12
Construction	83,293	1	5,456	7
Real estate rental and leasing	77,464	1	12,954	17
Heathcare and social assistance	52,107	1	12,532	24
Finance and insurance	50,445	1	1,145	2
Manufacturing	41,050	1	3,767	9
Wholesale trade	35,258	1	19,915	56
Transportation and warehousing	34,453	1	7,647	22
Retail trade	26,670	—	5,060	19
Education	17,647	—	468	3
Administrative and support	13,523	—	1,852	14
Accommodation and food services	14,497	—	8,502	59
Public administration	13,068	—	—	—
Agriculture	12,221	—	53	—
Other industries	34,727	1	4,806	14
Total	$757,232	13%	$130,877	17%
[1]Primarily corporate aircraft and marine vessels associated with high net worth individuals.
Residential real estate loans decreased $39.7 million to $1.5 billion as of June 30, 2020, compared to December 31, 2019. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At June 30, 2020, approximately $546.7 million, or 37%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans, which includes hybrid adjustable-rate mortgages. Fixed-rate mortgages totaled approximately $611.9 million, or 42%, at June 30, 2020, of which 15- and 30-year mortgages totaled $44.3 million and $378.2 million, respectively. Remaining fixed-rate balances were comprised of home improvement loans totaling $189.3 million, most with maturities of 10 years or less. Home equity lines of credit ("HELOCs"), primarily floating rates, totaled $309.6 million at June 30, 2020. In comparison, loans secured by residential properties having fixed rates totaled $659.4 million at December 31, 2019, with 15- and 30-year fixed-rate residential mortgages totaling $43.5 million and $372.0 million, respectively, and home equity mortgages and HELOCs totaling $243.8 million and $292.1 million, respectively. Borrowers in the residential real estate portfolio have an average credit score of 755. Specifically for HELOCs, borrowers have an average credit score of 749. The average LTV of our HELOC portfolio is 56% with 46% of the portfolio being in first lien position.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $6.3 million, or 3%, to total $201.9 million compared to $208.2 million at December 31, 2019. Borrowers in the consumer portfolio have an average credit score of 751.
At June 30, 2020, the Company had unfunded loan commitments of $1.2 billion compared to $1.0 billion at December 31, 2019.
Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $791.1 million and represented 14% of the total portfolio at June 30, 2020 compared to $680.2 million, or 13%, at year-end 2019.
The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at June 30, 2020 aggregated to $288.6 million, of which $209.9 million was funded compared to $268.9 million at December 31, 2019, of which $179.0 million was funded. The Company had 145 commercial and commercial real estate relationships in excess of $5 million totaling $1.4 billion, of which $1.2 billion was funded at June 30, 2020 compared to 120 relationships totaling $1.2 billion at December 31, 2019, of which $1.0 billion was funded.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital declined to 34% and 188%, respectively, at June 30, 2020, compared to 40% and 204%, respectively, at December 31, 2019. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 32% and 176%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality
Nonperforming assets (“NPAs”) at June 30, 2020 totaled $45.9 million, and were comprised of $22.2 million of nonaccrual portfolio loans, $7.8 million of nonaccrual purchased loans, $10.8 million of non-acquired other real estate owned (“OREO”), $0.1 million of acquired OREO and $4.9 million of branches and other properties used in bank operations taken out of service. Compared to December 31, 2019, nonaccrual purchased loans increased $1.8 million, spread across several loans, while acquired OREO decreased $0.2 million. The increase in non-acquired OREO of $5.7 million from December 31, 2019 includes the addition of one multifamily construction property for $5.1 million and one residential property for $1.1 million offset by sales of $0.5 million. The decrease in OREO for bank branches of $2.0 million reflects the $3.3 million sale of a single branch property offset by the addition of $1.3 million upon closure of an operations building. Overall, NPAs increased $6.6 million, or 17%, from $39.3 million recorded as of December 31, 2019. At June 30, 2020, approximately 68% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At June 30, 2020, nonaccrual loans were written down by approximately $7.9 million, or 15% of the original loan balance (including specific impairment reserves).
Nonperforming loans to total loans outstanding at June 30, 2020 remained flat at 0.52% from December 31, 2019. Nonperforming assets to total assets at June 30, 2020 increased to 0.57% from 0.55% at December 31, 2019.
The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.
The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings ("TDRs") have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $10.3 million at June 30, 2020 compared to $11.1 million at December 31, 2019. Accruing TDRs are excluded from the nonperforming asset ratios.
Beginning in March 2020, in response to the economic downturn resulting from the COVID-19 pandemic, the Company has offered short-term payment deferrals to affected borrowers. As of June 30, 2020, pandemic-related deferrals totaled $1.1 billion and are not considered TDRs. If economic conditions deteriorate further, these borrowers may be unable to resume scheduled payments, which may result in further modification of terms and the potential for classification as a TDR in future periods.

The table below sets forth details related to nonaccrual and accruing restructured loans.

	June 30, 2020
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Performing	Total
Construction and land development	$574	$32	$606	$119
Commercial real estate - owner-occupied	2,429	1,337	3,766	110
Commercial real estate - non owner-occupied	1,929	1,203	3,132	4,483
Residential real estate	2,531	10,256	12,787	5,321
Commercial and financial	6,439	2,919	9,358	26
Consumer	333	69	402	279
Total	$14,235	$15,816	$30,051	$10,338

	December 31, 2019
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Performing	Total
Construction and land development	$4,902	$35	$4,937	$131
Commercial real estate	3,800	2,720	6,520	4,666
Residential real estate	2,552	6,928	9,480	6,027
Commercial and financial	4,674	1,234	5,908	27
Consumer	38	72	110	249
Total	$15,966	$10,989	$26,955	$11,100
 At June 30, 2020 and December 31, 2019, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	June 30, 2020		December 31, 2019
(In thousands)	Number	Amount	Number	Amount
Rate reduction	44	$9,890	56	$10,739
Maturity extended with change in terms	37	3,667	48	5,083
Chapter 7 bankruptcies	14	1,298	22	1,275
Not elsewhere classified	21	2,737	11	966
Total	116	$17,592	137	$18,063
During the three months ended June 30, 2020, three loans totaling $59,000 were modified to a TDR, compared to two loans totaling $0.4 million for the three months ended June 30, 2019. During the six months ended June 30, 2020, eight loans totaling $0.5 million were modified to a TDR, compared to four loans totaling $2.4 million for the six months ended June 30, 2019. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. There were three defaults totaling $1.4 million of loans modified within the twelve months preceding June 30, 2020. During the six months ended June 30, 2019, there were no payment defaults on loans that had been modified to a TDR within the preceding twelve months. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.
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
Upon adoption of the new model, the initial adjustment to the allowance for credit losses was an increase of $21.2 million, bringing the ratio of allowance to total loans from 0.68% at December 31, 2019 to 1.08% at January 1, 2020. The increase was attributed to the new requirement to estimate losses over the full remaining expected life of the loans and to the impact of the new guidance on the Company's acquired loan portfolio. The economic forecast scenario as of January 1, 2020 projected a stable macroeconomic environment over the three year forecast period.
In addition to the $21.2 million impact of the initial adoption of ASC Topic 326, increases in the allowance during the first quarter of 2020 included $0.5 million assigned to PCD loans acquired from FBPB during the period and the $29.5 million provision for credit losses which reflected the deterioration of the current and forecasted macroeconomic environment during the first quarter, and included coverage of new Non-PCD loans acquired from FBPB, resulting in a ratio of allowance for credit losses to total loans of 1.61% at March 31, 2020.
During the second quarter of 2020, the Company recorded a provision of $7.6 million, reflecting the potential for losses associated with continued significant uncertainty in the economic outlook. The Company did not establish an allowance for PPP loans, which are guaranteed by the U.S. government. Excluding PPP loans, the ratio of allowance to total loans increased to 1.76%.
The following table presents the activity in the allowance for credit losses on loans by segment:

	Three Months Ended June 30, 2020
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,646	$2,478	$—	$37	$—	$7,161
Commercial real estate - owner-occupied	5,327	229	—	18	(12)	5,562
Commercial real estate - non owner-occupied	35,643	3,345	—	4	—	38,992
Residential real estate	19,899	574	(113)	101	(8)	20,453
Commercial and financial	15,470	1,319	(1,768)	493	—	15,514
Consumer	4,426	(334)	(614)	91	(1)	3,568
Totals	$85,411	$7,611	$(2,495)	$744	$(21)	$91,250

	Six Months Ended June 30, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Impact on Allowance of PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$1,842	$1,479	$48	$3,727	$—	$66	$(1)	$7,161
Commercial real estate - owner-occupied	5,361	80	207	(34)	(45)	18	(25)	5,562
Commercial real estate - non owner-occupied	7,863	9,341	140	21,628	(12)	32	—	38,992
Residential real estate	7,667	5,787	97	6,834	(131)	218	(19)	20,453
Commercial and financial	9,716	3,677	11	4,063	(2,866)	913	—	15,514
Consumer	2,705	862	13	906	(1,087)	170	(1)	3,568
Totals	$35,154	$21,226	$516	$37,124	$(4,141)	$1,417	$(46)	$91,250

The allowance for credit losses on loans was $91.3 million at June 30, 2020, an increase of $56.1 million compared to December 31, 2019. Net charge-offs for the second quarter of 2020 were $1.8 million, or 0.12% of average loans and, for the four most recent quarters, averaged 0.15% of outstanding loans.
Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At June 30, 2020, the Company had $1.5 billion in loans secured by residential real estate and $2.5 billion in loans secured by commercial real estate, representing 25% and 43% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
With the emergence of the COVID-19 pandemic late in the first quarter of 2020 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on expected losses on loans is difficult to estimate with precision, and it is possible that additional provisions for credit losses could be needed in future periods.
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
The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. The Company strategically increased brokered deposits in the first quarter of 2020 to supplement its liquidity position, given the unknown impact of the COVID-19 pandemic on business and economic conditions. Brokered certificates of deposits ("CDs") at June 30, 2020 were $572.5 million, an increase of $99.6 million, or 21%, from December 31, 2019. CD maturities are laddered, with $339 million maturing in 2020.

Cash and cash equivalents, including interest bearing deposits, totaled $524.3 million on a consolidated basis at June 30, 2020, compared to $124.5 million at December 31, 2019. Higher cash and cash equivalent balances at June 30, 2020 reflect favorable deposit growth, including PPP loan funds and government stimulus payments received by our customers in the second quarter of 2020.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available-for-sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At June 30, 2020, the Company had available unsecured lines of $135.0 million and secured lines of credit, which are subject to change, of $1.4 billion. In addition, the Company had $881.7 million of debt securities and $764.1 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2019, the Company had available unsecured lines of $130.0 million and secured lines of credit of $1.1 billion, and $924.2 million of debt securities and $830.0 million in residential and commercial real estate loans available as collateral. In April 2020, the Federal Reserve offered term funding with a fixed rate of 35 basis points on pledged Payroll Protection Program loans. The Company initially expected to utilize this program, however, as the Bank's deposits increased significantly due to PPP loans being funded directly into bank deposit accounts and reduced spending due to the COVID-19 pandemic combined with the Bank's relatively low cost of deposits, utilization became unnecessary.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the second quarter of 2020, Seacoast Bank distributed $0.3 million to the Company and, at June 30, 2020, is eligible to distribute dividends to the Company of approximately $174.9 million without prior regulatory approval. At June 30, 2020, the Company had cash and cash equivalents at the parent of approximately $55.4 million compared to $53.0 million at December 31, 2019.
Deposits and Borrowings
The Company’s balance sheet continues to be primarily funded by core deposits.
Total deposits increased $1.1 billion, or 19%, to $6.7 billion at June 30, 2020, compared to $5.6 billion at December 31, 2019. At June 30, 2020, total deposits excluding brokered CDs grew $982.4 million, or 19%, from year-end 2019. The acquisition of FBPB in the first quarter of 2020 added $173.7 million in deposits. The remaining increase was partially attributed to PPP borrowers' loan proceeds that remain in deposit accounts at June 30, 2020, as well as decreased customer spending due to the COVID-19 pandemic.
Since December 31, 2019, interest bearing deposits (interest bearing demand, savings and money market deposits) increased $411.0 million, or 15%, to $3.2 billion, and CDs (excluding brokered CDs) decreased $105.6 million, or 15%, to $0.6 billion. Noninterest demand deposits were higher by $676.9 million, or 43%, compared to year-end 2019, totaling $2.3 billion. Noninterest demand deposits represented 34% of total deposits at June 30, 2020 and 28% at December 31, 2019.
During the six months ended June 30, 2020, $1.4 billion of brokered CDs at an average rate of 1.43% matured, and the Company acquired $1.6 million in brokered CDs at a weighted average rate of 1.20%. Total brokered CDs at June 30, 2020 totaled $572.5 million compared to $472.9 million at December 31, 2019. CD maturities are laddered, with $339 million maturing in 2020.
Customer repurchase agreements totaled $92.1 million at June 30, 2020, decreasing $6.0 million, or 7%, from December 31, 2019. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.
No unsecured federal funds purchased were outstanding at June 30, 2020.
At June 30, 2020 and December 31, 2019, borrowings were comprised of subordinated debt of $71.2 million and $71.1 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $135.0 million and $315.0 million, respectively.The weighted average rate for FHLB funds during the six months ended June 30, 2020 and 2019 was 1.14% and 2.54%, respectively, and compared to 2.28% for the year ended December 31, 2019. FHLB borrowings outstanding as of June 30, 2020 have a weighted rate of 0.67% with $80 million maturing in 2020. Secured FHLB borrowings are an integral tool in liquidity management for the Company.
The Company has issued subordinated debt in conjunction with its wholly owned trust subsidiaries in connection with bank acquisitions in previous years. The acquired junior subordinated debentures (in accordance with ASC Topic 805 Business

Combinations) were recorded at fair value, which collectively is $4.0 million lower than face value at June 30, 2020. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.
The weighted average interest rate of outstanding subordinated debt related to trust preferred securities was 3.69% and 5.03% for the six months ended June 30, 2020 and 2019, respectively, and compared to 4.75% for the year ended December 31, 2019.
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
Lending commitments include unfunded loan commitments and standby and commercial letters of credit. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. A large majority of loan commitments and standby letters of credit expire without being funded, and accordingly, total contractual amounts are not representative of actual future credit exposure or liquidity requirements. Loan commitments and letters of credit expose the Company to credit risk in the event that the customer draws on the commitment and subsequently fails to perform under the terms of the lending agreement. During the current economic uncertainty created by the COVID-19 pandemic, borrowers may be more dependent upon lending commitments than they have been in the past, and more likely to draw on the commitments, though no material increase in utilization has occurred through June 30, 2020.
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $1.2 billion at June 30, 2020 and $1.0 billion at December 31, 2019.
Capital Resources
The Company’s equity capital at June 30, 2020 increased $45.0 million from December 31, 2019 to $1.0 billion. Changes in equity included increases from net income of $25.8 million, the issuance of stock pursuant to the FBPB acquisition of $21.0 million, and an increase in accumulated other comprehensive income of $12.8 million primarily attributed to the increase in market value of available-for-sale debt securities. These increases were partially offset by a $16.9 million decrease from the adoption of CECL.
The ratio of shareholders’ equity to period end total assets was 12.75% and 13.87% at June 30, 2020 and December 31, 2019, respectively. The ratio of tangible shareholders’ equity to tangible assets was 10.19% and 11.05% at June 30, 2020 and December 31, 2019, respectively. The decrease was due to growth in the balance sheet, the result of PPP loans and associated liquidity increasing total assets.
Activity in shareholders’ equity for the six months ended June 30, 2020 and 2019 follows:

(In thousands)	2020	2019
Beginning balance at December 31, 2019 and 2018	$985,639	$864,267
Net income	25,789	45,958
Cumulative change in accounting principle upon adoption of new accounting pronouncement	(16,876)	—
Issuance of stock pursuant to acquisition of First Bank of the Palm Beaches	21,031	—
Stock compensation, net of Treasury shares acquired	2,191	1,684
Change in other comprehensive income	12,829	18,330
Ending balance at June 30, 2020 and 2019	$1,030,603	$930,239
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

June 30, 2020	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	17.60%	16.51%	10.00%
Tier 1 Capital Ratio	16.45%	15.35%	8.00%
Common Equity Tier 1 Ratio (CET1)	15.12%	15.35%	6.50%
Leverage Ratio	11.47%	10.70%	5.00%
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 17.60% at June 30, 2020, an increase from December 31, 2019’s ratio of 15.71%. During the first quarter of 2020, the Company adopted interagency guidance which delays the impact of CECL adoption on capital for two years followed by a three year phase-in period. At June 30, 2020, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.70%, well above the minimum to be well capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $174.9 million of dividends to the Company.
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
Note F to the financial statements (titled “Allowance for Credit Losses”) summarizes the Company’s allocation of the allowance for credit losses on loans by loan segment and provides detail regarding charge-offs and recoveries for each loan segment and the composition of the loan portfolio at June 30, 2020 and December 31, 2019.
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
In connection with the emergence of the COVID-19 pandemic beginning in the first quarter of 2020, financial markets reported significant declines and subsequent volatility, as did the Company's share price. As a result, management performed a qualitative assessment to determine whether a triggering event had occurred that would indicate goodwill impairment. At June 30, 2020, the Company's share price is higher than its per share book value indicating no triggering event had occurred which would require a full interim goodwill impairment test. In the event of a sustained decline in share price or further deterioration in the macroeconomic outlook, continued assessments of the Company's goodwill balance will likely be required in future periods. Any impairment charge would not affect the Company’s regulatory capital ratios, tangible common equity ratio or liquidity position.

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
The fair value of the available-for-sale portfolio at June 30, 2020 was greater than historical amortized cost, producing net unrealized gains of $22.7 million that have been included in other comprehensive income as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2020 or 2019. The fair value of each security available-for-sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available-for-sale portfolio.
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
Contingent Liabilities – Critical Accounting Policies and Estimates
Seacoast is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of the Company's business activities. These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or its advisers may learn of additional information that can affect the assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At June 30, 2020 and December 31, 2019, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on July 1, 2020, holding all other changes in the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net
Change in Interest Rates	Interest Income
	1-12 months	13-24 months
+2.00%	10.41%	16.06%
+1.00%	5.30%	8.52%
Current	0.00%	0.00%
-1.00%	(6.35)%	(12.40)%
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 28.9% at June 30, 2020. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.
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

% Change in
Change in Interest Rates	Economic Value of
Equity
+2.00%	31.70%
+1.00%	17.50%
Current	0.00%
-1.00%	(23.20)%
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2020 and concluded that those disclosure controls and procedures are effective.
During the quarter ended June 30, 2020, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. There has been no significant impact to internal controls over financial reporting as a result of the COVID-19 pandemic. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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
The COVID-19 pandemic has and will continue to be adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic is and is likely to continue creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of the COVID-19 pandemic and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of the COVID-19 pandemic are rapidly evolving and not fully known, the COVID-19 pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress, recession or depression, many of the risk factors identified in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described in more detail below.
Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers' businesses. Concern about the spread of the COVID-19 pandemic has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancies, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of the COVID-19 pandemic result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of the COVID-19 pandemic on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity.
In an effort to support our communities during the COVID-19 pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made, and those loans are subject to regulatory requirements that require forbearance of loan payments for a specified time, or that limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, if the terms of the program change, or if the SBA determines there is a deficiency in the manner in which any PPP loans were originated, funded or serviced by the Company, we are subject to repayment risk as well as the heightened risk of holding these loans at unfavorable interest rates as compared to loans to customers that we would have otherwise extended credit.

Beginning in the first quarter of 2020, under the guidance of the CARES Act and of banking regulators, we have offered deferrals of principal and interest payments to certain borrowers affected by the COVID-19 pandemic. Some of these borrowers may not be able to return to regular payments at the end of the deferral period, and we may arrange additional deferrals or other types of modifications with these borrowers to accommodate their economic hardship. This may result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for credit losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.
Strategic Risk. Our financial condition and results of operations may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to severe disruptions and volatility in the global capital markets. Furthermore, many of the governmental actions in response to the COVID-19 pandemic have been directed toward curtailing household and business activity to contain the COVID-19 pandemic. These actions have been rapidly changing. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses, and these restrictions could recur if there are future increases in the spread of the virus. The future effects of the COVID-19 pandemic on economic activity could negatively affect the future banking products we provide, including a decline in loan originations.
Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to the COVID-19 pandemic, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.
Moreover, we rely on many third parties in our business operations, including the appraisers of real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the COVID-19 pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.
Interest Rate Risk. Our net interest income, lending activities, deposits and profitability are and are likely to continue to be negatively affected by volatility in interest rates caused by uncertainties stemming from the COVID-19 pandemic. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of the COVID-19 pandemic on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices will likely cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
Through the second quarter of 2020, we have continued to recognize interest income for loans on deferred payment status. If it is later determined that the borrower will be unable to make all payments due, the loan may be classified as nonaccrual, and interest accrued but not collected will be reversed against interest income, which would negatively affect net interest income in the period of reversal.
Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent and long-term impact of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future developments will be highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
Liquidity and Litigation Risk. Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential effects from negative economic conditions noted above, the Company instituted a program to help the COVID-19 pandemic impacted customers. This program includes waiving certain fees and charges and offering payment deferment and other loan relief, as appropriate, for customers impacted by the COVID-19 pandemic. The Company’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments. In addition, if these deferrals are not effective in mitigating the effect of the COVID-19 pandemic on the Company’s customers, it may adversely affect its business and results of operations more substantially over a longer period of time. In addition, a significant amount of the loan growth the Company experienced during the second quarter was a direct result of PPP loans. This loan growth is likely to end in the near-term. Furthermore, since the inception of the PPP, several banks have been subject to recent litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. In addition, some banks have received negative media attention associated with PPP loans. The Company and the Bank are exposed to similar litigation risk and negative media attention risk, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation or negative media attention could have a material adverse impact on our business, financial condition and results of operations.
The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators and Congressional committees. State Attorney Generals and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling the Bank to rely on borrower certifications, and they may take more aggressive actions against the Bank for alleged violations of the provisions governing the Bank’s participation in the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.
We are subject to lending concentration risk.
Our loan portfolio contains several industry and collateral concentrations including, but not limited to, commercial and residential real estate. Due to the exposure in these concentrations, disruptions in markets, economic conditions, including those resulting from the global response to the COVID-19 pandemic, changes in laws or regulations or other events could cause a significant impact on the ability of borrowers to repay and may have a material adverse effect on our business, financial condition and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities during the first six months of 2020, entirely related to equity incentive plan activity, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan[1]	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/20 to 1/31/20	1,114	$25.79	343,340	71,660
2/1/20 to 2/29/20	1,199	23.66	344,539	70,461
3/1/20 to 3/31/20	1,735	17.39	346,274	68,726
Total - 1st Quarter	4,048	$21.56	346,274	68,726
4/1/20 to 4/30/20	1,509	21.35	347,783	67,217
5/1/20 to 5/31/20	1,688	20.66	349,471	65,529
6/1/20 to 6/30/20	1,812	19.38	351,283	63,717
Total - 2nd Quarter	5,009	$20.40	351,283	63,717
Year to Date 2020	9,057	$20.92	351,283	63,717
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

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 6, 2020	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
Chairman and Chief Executive Officer

August 6, 2020	/s/ Tracey L. Dexter
Tracey L. Dexter
Chief Financial Officer