Form 10-Q
period 2020-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2020-11-05
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR

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

Common Stock, $0.10 Par Value – 55,168,617 shares as of September 30, 2020

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest and fees on loans	$60,487	$63,092	$188,771	$187,667
Interest and dividends on securities	7,097	8,933	23,609	27,279
Interest on interest bearing deposits and other investments	556	800	1,974	2,591
Total Interest Income	68,140	72,825	214,354	217,537

Interest on deposits	1,299	4,334	5,692	13,032
Interest on time certificates	2,673	6,009	11,261	16,692
Interest on borrowed money	665	1,534	3,449	5,955
Total Interest Expense	4,637	11,877	20,402	35,679

Net Interest Income	63,503	60,948	193,952	181,858

Provision for credit losses	(845)	2,251	36,279	6,199

Net Interest Income after Provision for Credit Losses	64,348	58,697	157,673	175,659

Noninterest income
Other income	16,942	14,790	45,387	41,678
Securities gains (losses), net	4	(847)	1,253	(1,322)
Total Noninterest Income (Note H)	16,946	13,943	46,640	40,356

Total Noninterest Expenses (Note H)	51,674	38,583	141,871	122,682
Income Before Income Taxes	29,620	34,057	62,442	93,333
Provision for income taxes	6,992	8,452	14,025	21,770
Net Income	$22,628	$25,605	$48,417	$71,563

Share Data
Net income per share of common stock
Diluted	$0.42	$0.49	$0.91	$1.38
Basic	0.42	0.50	0.91	1.39
Average common shares outstanding
Diluted	54,301	51,935	53,325	51,996
Basic	53,978	51,473	52,926	51,426
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net Income	$22,628	$25,605	$48,417	$71,563
Other comprehensive income:
Unrealized gains on securities available-for-sale	2,301	5,555	19,986	29,864
Reclassification of unrealized losses on securities transferred to available-for-sale upon adoption of new accounting pronouncement	—	—	—	(730)
Amortization of unrealized losses on securities transferred to held-to-maturity, net	55	59	173	202
Reclassification adjustment for (gains) losses included in net income	(4)	895	(1,097)	1,538
Provision for income taxes	(423)	(1,468)	(4,304)	(7,503)
Total other comprehensive income	1,929	5,041	14,758	23,371
Comprehensive Income	$24,557	$30,646	$63,175	$94,934
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2020	2019
Assets
Cash and due from banks	$81,692	$89,843
Interest bearing deposits with other banks	227,876	34,688
Total cash and cash equivalents	309,568	124,531

Time deposits with other banks	2,247	3,742

Debt securities:
Securities available-for-sale (at fair value)	1,286,858	946,855
Securities held-to-maturity (fair value $216,000 at September 30, 2020 and $262,213 at December 31, 2019)	207,376	261,369
Total debt securities	1,494,234	1,208,224

Loans held for sale (at fair value)	73,046	20,029

Loans	5,858,029	5,198,404
Less: Allowance for credit losses	(94,013)	(35,154)
Loans, net of allowance for credit losses	5,764,016	5,163,250

Bank premises and equipment, net	76,393	66,615
Other real estate owned	15,890	12,390
Goodwill	221,176	205,286
Other intangible assets, net	18,163	20,066
Bank owned life insurance	130,887	126,181
Net deferred tax assets	25,503	16,457
Other assets	156,717	141,740
Total Assets	$8,287,840	$7,108,511

Liabilities
Deposits	$6,914,843	$5,584,753
Securities sold under agreements to repurchase, maturing within 30 days	89,508	86,121
Federal Home Loan Bank (FHLB) borrowings	35,000	315,000
Subordinated debt	71,295	71,085
Other liabilities	78,853	65,913
Total Liabilities	7,189,499	6,122,872

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 55,499,401 and outstanding 55,168,617 at September 30, 2020, and authorized 120,000,000, issued 51,760,617 and outstanding 51,513,733 shares at December 31, 2019	5,517	5,151
Other shareholders' equity	1,092,824	980,488
Total Shareholders' Equity	1,098,341	985,639
Total Liabilities and Shareholders' Equity	$8,287,840	$7,108,511
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$48,417	$71,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,531	4,899
Amortization of premiums and discounts on securities, net	2,890	1,876
Amortization of operating lease right-of-use assets	3,274	3,068
Other amortization and accretion, net	(4,402)	(1,914)
Stock based compensation	5,471	5,773
Origination of loans designated for sale	(378,069)	(234,130)
Sale of loans designated for sale	335,882	227,711
Provision for credit losses	36,279	6,199
Deferred income taxes	(6,257)	4,442
(Gains) losses on sale of securities	(1,102)	1,538
Gains on sale of loans	(10,585)	(6,683)
Gains on sale and write-downs of other real estate owned	(278)	(279)
Losses on disposition of fixed assets	790	506
Bank owned life insurance death benefits	—	(956)
Changes in operating assets and liabilities, net of effects from acquired companies:
Net increase in other assets	(27,735)	(1,585)
Net increase (decrease) in other liabilities	9,174	(6,721)
Net cash provided by operating activities	18,280	75,307

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	211,798	67,951
Maturities and repayments of debt securities held-to-maturity	53,409	30,382
Proceeds from sale of debt securities available-for-sale	96,733	122,906
Purchases of debt securities available-for-sale	(626,731)	(164,451)
Maturities of time deposits with other banks	1,495	3,664
Net new loans and principal repayments	(204,282)	(48,600)
Purchases of loans held for investment	—	(117,853)
Proceeds from sale of other real estate owned	6,174	5,153
Additions to other real estate owned	(2,004)	—
Proceeds from sale of FHLB and Federal Reserve Bank Stock	37,697	46,283
Purchase of FHLB and Federal Reserve Bank Stock	(26,976)	(36,093)
Net cash from bank acquisitions	71,965	—
Proceeds from bank owned life insurance	—	14,218
Additions to bank premises and equipment	(1,373)	(2,254)
Net cash used in investing activities	(382,095)	(78,694)
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash Flows from Financing Activities
Net increase in deposits	$826,686	$495,901
Net increase (decrease) in federal funds purchased and repurchase agreements	3,387	(143,909)
Net decrease in FHLB borrowings with original maturities of three months or less	(235,000)	(267,000)
Repayments of FHLB borrowings with original maturities of more than three months	(80,000)	(63,000)
Proceeds from FHLB borrowings with original maturities of more than three months	35,000	—
Stock based employee benefit plans	(1,221)	(2,296)
Dividends paid	—	—
Net cash provided by financing activities	548,852	19,696
Net increase in cash and cash equivalents	185,037	16,309
Cash and cash equivalents at beginning of period	124,531	115,951
Cash and cash equivalents at end of period	$309,568	$132,260

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,834	$35,255
Cash paid during the period for taxes	21,712	13,500
Recognition of operating lease right-of-use assets	1,887	29,430
Recognition of operating lease liabilities	1,887	33,756

Supplemental disclosure of non-cash investing activities:
Transfer of debt securities from held-to-maturity to available-for-sale	$—	$52,796
Transfers from loans to other real estate owned	5,552	5,665
Transfers from bank premises to other real estate owned	1,289	—
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

						Accumulated
						Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at June 30, 2020	52,991	$5,299	$811,321	$204,726	$(8,037)	$17,294	$1,030,603
Comprehensive income	—	—	—	22,628	—	1,929	24,557
Stock based compensation expense	39	—	1,948	—	—	—	1,948
Common stock transactions related to stock based employee benefit plans	18	6	(6)	—	96	—	96
Common stock issued for stock options	1	—	16	—	—	—	16
Issuance of common stock, pursuant to acquisition	2,120	212	40,909	—	—	—	41,121
Three months ended September 30, 2020	2,178	218	42,867	22,628	96	1,929	67,738
Balance at September 30, 2020	55,169	$5,517	$854,188	$227,354	$(7,941)	$19,223	$1,098,341

						Accumulated
						Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at June 30, 2019	51,461	$5,146	$782,928	$143,032	$(6,137)	$5,270	$930,239
Comprehensive income	—	—	—	25,605	—	5,041	30,646
Stock based compensation expense	30	—	1,745	—	—	—	1,745
Common stock transactions related to stock based employee benefit plans	(9)	2	(12)	—	58	—	48
Three months ended September 30, 2019	21	2	1,733	25,605	58	5,041	32,439
Balance at September 30, 2019	51,482	$5,148	$784,661	$168,637	$(6,079)	$10,311	$962,678

						Accumulated
						Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2019	51,514	$5,151	$786,242	$195,813	$(6,032)	$4,465	$985,639
Comprehensive income	—	—	—	48,417	—	14,758	63,175
Stock based compensation expense	39	—	5,471	—	—	—	5,471
Common stock transactions related to stock based employee benefit plans	395	44	(53)	—	(1,909)	—	(1,918)
Common stock issued for stock options	58	6	692	—	—	—	698
Cumulative change in accounting principle upon adoption of new accounting pronouncement (See Note A - Basis of Presentation)	—	—	—	(16,876)	—	—	(16,876)
Issuance of common stock, pursuant to acquisition	3,163	316	61,836	—	—	—	62,152
Nine months ended September 30, 2020	3,655	366	67,946	31,541	(1,909)	14,758	112,702
Balance at September 30, 2020	55,169	$5,517	$854,188	$227,354	$(7,941)	$19,223	$1,098,341

						Accumulated
						Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2018	51,361	$5,136	$778,501	$97,074	$(3,384)	$(13,060)	$864,267
Comprehensive income	—	—	—	71,563	—	23,371	94,934
Stock based compensation expense	30	—	5,773	—	—	—	5,773
Common stock transactions related to stock based employee benefit plans	62	9	(38)	—	(2,695)	—	(2,724)
Common stock issued for stock options	29	3	425	—	—	—	428
Nine months ended September 30, 2019	121	12	6,160	71,563	(2,695)	23,371	98,411
Balance at September 30, 2019	51,482	$5,148	$784,661	$168,637	$(6,079)	$10,311	$962,678
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
Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
In response to the COVID-19 pandemic beginning in early 2020, rules defined in the Coronavirus Aid, Relief and Economic Security ("CARES") Act and a joint statement issued by federal regulators in consultation with FASB provide financial institutions with the option not to apply troubled debt restructure ("TDR") accounting to eligible loan modifications provided to borrowers affected by the economic impact of the COVID-19 pandemic. See Note E - Loans for information on loan modifications offered by the Company under this guidance. Outside of this guidance, a loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulty, is considered to be a TDR. The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The guidance provides accounting relief to contract modifications that replace an interest rate impacted by reference rate reform (e.g. London Inter-Bank Offered Rate ("LIBOR")) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, loans, debt, leases, derivatives and hedge accounting elections, and other contractual arrangements. The Company applied the guidance prospectively beginning April 1, 2020, with no material impact on its financial position, results of operations or cash flows.

Note B – Recently Issued Accounting Standards, Not Yet Adopted
None this period.

Note C – Earnings per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.
For the three and nine months ended September 30, 2020, options to purchase 508,000 shares of the Company's common stock were anti-dilutive and, accordingly, were excluded in the computation of diluted earnings per share, compared to 492,000 shares for the three and nine months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Basic earnings per share
Net income	$22,628	$25,605	$48,417	$71,563
Average common shares outstanding	53,978	51,473	52,926	51,426
Net income per share	$0.42	$0.50	$0.91	$1.39

Diluted earnings per share
Net income	$22,628	$25,605	$48,417	$71,563
Average common shares outstanding	53,978	51,473	52,926	51,426
Add: Dilutive effect of employee restricted stock and stock options	323	462	399	570
Average diluted shares outstanding	54,301	51,935	53,325	51,996
Net income per share	$0.42	$0.49	$0.91	$1.38

Note D – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$8,518	$534	$(1)	$9,051
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	916,231	23,676	(646)	939,261
Private mortgage-backed securities and collateralized mortgage obligations	98,984	2,099	(298)	100,785
Collateralized loan obligations	203,834	157	(2,613)	201,378
Obligations of state and political subdivisions	34,312	2,168	(97)	36,383
Totals	$1,261,879	$28,634	$(3,655)	$1,286,858

Debt securities held-to-maturity
Mortgage-backed securities of U.S. government-sponsored entities	$207,376	$8,642	$(18)	$216,000
Totals	$207,376	$8,642	$(18)	$216,000

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$9,914	$204	$(4)	$10,114
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	604,934	5,784	(1,511)	609,207
Private mortgage-backed securities and collateralized mortgage obligations	56,005	1,561	(5)	57,561
Collateralized loan obligations	239,364	7	(1,153)	238,218
Obligations of state and political subdivisions	30,548	1,208	(1)	31,755
Totals	$940,765	$8,764	$(2,674)	$946,855

Debt securities held-to-maturity
Mortgage-backed securities of U.S. government-sponsored entities	261,369	2,717	(1,873)	262,213
Totals	$261,369	$2,717	$(1,873)	$262,213
Proceeds from sales of securities during the three months ended September 30, 2020 were $4.4 million. During this period, the Company recorded nominal gross gains and no gross losses. For the three months ended September 30, 2019, proceeds from sales of securities were $49.6 million, which resulted in gross losses of $0.9 million on available-for-sale debt securities and an increase of $0.1 million in the value of an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities are included in "Securities gains (losses), net".
Proceeds from sales of securities during the nine months ended September 30, 2020 and 2019 were $96.7 million and $122.9 million, respectively. Included in "Securities gains (losses), net" are gross gains of $2.4 million and gross losses of $1.3 million for the nine months ended September 30, 2020, and gross gains of $0.3 million and gross losses of $1.8 million for the nine months ended September 30, 2019. "Securities gains (losses), net" also includes an increase of $0.2 million for each of the nine months ended September 30, 2020 and 2019, in the value of an investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities.
At September 30, 2020, debt securities with a fair value of $335.9 million were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of debt securities held-to-maturity and available-for-sale at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held to Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$2,096	$2,107
Due after one year through five years	—	—	10,986	11,612
Due after five years through ten years	—	—	10,118	10,871
Due after ten years	—	—	19,630	20,844
	—	—	42,830	45,434
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	207,376	216,000	916,231	939,261
Private mortgage-backed securities and collateralized mortgage obligations	—	—	98,984	100,785
Collateralized loan obligations	—	—	203,834	201,378
Totals	$207,376	$216,000	$1,261,879	$1,286,858
The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, or using observable market data. The tables below indicate, at September 30, 2020, the fair value of available-for-sale debt securities with unrealized losses for which no allowance for credit losses has been recorded, and at December 31, 2019, the fair value of available-for-sale and held-to-maturity debt securities with unrealized losses for which no allowance has been recorded.

	September 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$—	—	$258	$(1)	$258	$(1)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	248,463	(628)	351	(18)	248,814	(646)
Private mortgage-backed securities and collateralized mortgage obligations	28,276	(298)	—	—	28,276	(298)
Collateralized loan obligations	66,037	(699)	110,500	(1,914)	176,537	(2,613)
Obligations of state and political subdivisions	6,782	(97)	—	—	6,782	(97)
Totals	$349,558	$(1,722)	$111,109	$(1,933)	$460,667	$(3,655)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$758	$(4)	$—	$—	$758	$(4)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	220,057	(1,461)	104,184	(1,923)	324,241	(3,384)
Private mortgage-backed securities and collateralized mortgage obligations	2,978	(5)	—	—	2,978	(5)
Collateralized loan obligations	88,680	(570)	110,767	(583)	199,447	(1,153)
Obligations of state and political subdivisions	515	(1)	—	—	515	(1)
Totals	$312,988	$(2,041)	$214,951	$(2,506)	$527,939	$(4,547)
At September 30, 2020, the Company had $2.6 million in unrealized losses in uncapped 3-month LIBOR floating rate collateralized loan obligations ("CLOs") having a fair value of $176.5 million. CLOs are special purpose vehicles and those in which the Company has invested acquire nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of September 30, 2020, all positions held by the Company are in AAA and AA tranches, with average credit support of 36% and 26%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2020, no allowance for credit losses has been recorded.
At September 30, 2020, the Company had $0.6 million of unrealized losses on mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $248.8 million. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2020, no allowance for credit losses has been recorded.
At September 30, 2020, the Company had $0.3 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $28.3 million. The collateral underlying these mortgage investments is primarily residential real estate. The securities have average credit support of 23%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2020, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. Despite the emergence of significant market changes and increasing degrees of uncertainty in the U.S. economy in 2020, there has to date been no specific impact on the agencies or changes in the nature or quality of the guarantee they provide. As a result, as of September 30, 2020, no allowance for credit losses has been recorded.
Included in other assets at September 30, 2020 is $34.0 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of these cost method investment securities. Also included in other assets is a $6.5 million investment in a CRA-qualified mutual fund carried at fair value. Accrued interest receivable on AFS and HTM debt securities of $3.2 million and $0.5 million at September 30, 2020, respectively, and $3.8 million and $0.6 million at December 31, 2019, respectively, is also included in other assets.

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
The following tables present net loan balances by segment as of:

	September 30, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$246,312	$30,720	$3,578	$280,610
Commercial real estate - owner-occupied	817,547	267,223	40,690	1,125,460
Commercial real estate - non owner-occupied	1,014,993	348,085	31,386	1,394,464
Residential real estate	1,182,558	201,221	9,617	1,393,396
Commercial and financial	711,358	105,327	16,398	833,083
Consumer	184,608	7,306	302	192,216
Paycheck Protection Program	584,577	54,223	—	638,800
Totals	$4,741,953	$1,014,105	$101,971	$5,858,029

	December 31, 2019
(In thousands)	Portfolio Loans	PULs	PCI Loans	Total
Construction and land development	$281,335	$43,618	$160	$325,113
Commercial real estate[1]	1,834,811	533,943	10,217	2,378,971
Residential real estate	1,304,305	201,848	1,710	1,507,863
Commercial and financial	697,301	80,372	579	778,252
Consumer	200,166	8,039	—	208,205
Totals	$4,317,918	$867,820	$12,666	$5,198,404
[1]Commercial real estate includes owner-occupied balances of $1.0 billion for December 31, 2019.
The amortized cost basis of loans at September 30, 2020 included net deferred costs of $21.8 million on non-PPP portfolio loans and net deferred fees of $13.1 million on PPP loans. At December 31, 2019, the amortized cost basis included net deferred costs of $19.9 million. In the first quarter of 2020, the Company completed the acquisition of First Bank of the Palm Beaches, adding PCD loans of $43.0 million and Non-PCD loans of $103.8 million. In the third quarter of 2020, the Company completed the acquisition of Fourth Street Banking Company and its wholly-owned subsidiary, Freedom Bank, adding PCD loans of $49.4 million and Non-PCD loans of $254.1 million. See additional discussion in Note L - Business Combinations. At September 30, 2020, the remaining fair value adjustments on acquired loans was $34.6 million, or 3.0% of the outstanding acquired loan balances. At December 31, 2019, the remaining fair value adjustments for acquired loans was $34.9 million, or 3.8% of the acquired loan balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $31.3 million and $14.9 million at September 30, 2020 and December 31, 2019, respectively. The balance at September 30, 2020 includes $15.4 million associated with loans on short-term payment deferral, against which the Company has established a valuation allowance of $0.4 million.

The following tables present the status of net loan balances as of September 30, 2020 and December 31, 2019. Loans on short-term payment deferral at the reporting date are reflected as current.

	September 30, 2020
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$246,255	$—	$37	$—	$20	$246,312
Commercial real estate - owner-occupied	813,825	850	450	—	2,422	817,547
Commercial real estate - non owner-occupied	1,012,815	—	—	—	2,178	1,014,993
Residential real estate	1,169,466	2,388	250	—	10,454	1,182,558
Commercial and financial	704,308	995	148	10	5,897	711,358
Consumer	183,944	294	9	—	361	184,608
Paycheck Protection Program	584,577	—	—	—	—	584,577
Total Portfolio Loans	4,715,190	4,527	894	10	21,332	4,741,953

Acquired Non-PCD Loans
Construction and land development	30,146	—	—	—	574	30,720
Commercial real estate - owner-occupied	266,656	—	—	—	567	267,223
Commercial real estate - non owner-occupied	346,769	278	—	—	1,038	348,085
Residential real estate	193,421	1,156	1,057	—	5,587	201,221
Commercial and financial	104,263	—	221	—	843	105,327
Consumer	7,306	—	—	—	—	7,306
Paycheck Protection Program	54,223	—	—	—	—	54,223
Total Acquired Non-PCD Loans	1,002,784	1,434	1,278	—	8,609	1,014,105

PCD Loans
Construction and land development	3,568	—	—	—	10	3,578
Commercial real estate - owner-occupied	39,064	—	1,113	—	513	40,690
Commercial real estate - non owner-occupied	26,380	—	—	—	5,006	31,386
Residential real estate	8,495	—	—	—	1,122	9,617
Commercial and financial	15,774	327	—	—	297	16,398
Consumer	261	33	—	—	8	302
Total PCD Loans	93,542	360	1,113	—	6,956	101,971

Total Loans	$5,811,516	$6,321	$3,285	$10	$36,897	$5,858,029

	December 31, 2019
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$276,984	$—	$—	$—	$4,351	$281,335
Commercial real estate	1,828,629	1,606	220	—	4,356	1,834,811
Residential real estate	1,294,778	1,564	18	—	7,945	1,304,305
Commercial and financial	690,412	2,553	—	108	4,228	697,301
Consumer	199,424	317	315	—	110	200,166
Total Portfolio Loans	4,290,227	6,040	553	108	20,990	4,317,918

Purchased Unimpaired Loans
Construction and land development	43,044	—	—	—	574	43,618
Commercial real estate	531,325	942	431	—	1,245	533,943
Residential real estate	201,159	277	—	—	412	201,848
Commercial and financial	78,705	—	—	—	1,667	80,372
Consumer	8,039	—	—	—	—	8,039
Total PULs	862,272	1,219	431	—	3,898	867,820

Purchased Credit Impaired Loans
Construction and land development	148	—	—	—	12	160
Commercial real estate	9,298	—	—	—	919	10,217
Residential real estate	587	—	—	—	1,123	1,710
Commercial and financial	566	—	—	—	13	579
Consumer	—	—	—	—	—	—
Total PCI Loans	10,599	—	—	—	2,067	12,666

Total Loans	$5,163,098	$7,259	$984	$108	$26,955	$5,198,404

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cost-recovery method. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.1 million in interest income on nonaccrual loans during each of the three months ended September 30, 2020 and 2019, respectively. The Company recognized $0.5 million and $1.2 million in interest income on nonaccrual loans during the nine months ended September 30, 2020 and 2019, respectively. The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	September 30, 2020
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$585	$19	$604	$9
Commercial real estate - owner-occupied	2,669	833	3,502	672
Commercial real estate - non owner-occupied	4,821	3,401	8,222	1,829
Residential real estate	14,963	2,200	17,163	1,456
Commercial and financial	2,989	4,048	7,037	2,816
Consumer	29	340	369	55
Totals	$26,056	$10,841	$36,897	$6,837

	December 31, 2019
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$4,913	$23	$4,936	$12
Commercial real estate	6,200	320	6,520	149
Residential real estate	8,700	780	9,480	564
Commercial and financial	3,449	2,460	5,909	1,622
Consumer	39	71	110	37
Totals	$23,301	$3,654	$26,955	$2,384
Collateral Dependent Loans

Loans are considered collateral dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral dependent loans as of:

(In thousands)	September 30, 2020	December 31, 2019
Construction and land development	$630	$4,926
Commercial real estate - owner-occupied	7,379	2,571
Commercial real estate - non owner-occupied	7,626	3,152
Residential real estate	22,352	11,550
Commercial and financial	11,563	4,338
Consumer	416	141
Totals	$49,966	$26,678

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

The following tables present the risk rating of loans by year of origination:

	September 30, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$48,020	$78,737	$59,752	$17,830	$9,586	$18,206	$31,633	$263,764
Special Mention	398	503	1,378	12,311	—	1,478	—	16,068
Substandard	—	—	—	—	—	55	—	55
Substandard Impaired	—	—	—	—	574	149	—	723
Doubtful	—	—	—	—	—	—	—	—
Total	48,418	79,240	61,130	30,141	10,160	19,888	31,633	280,610
Commercial real estate - owner-occupied
Risk Ratings:
Pass	93,407	202,179	164,622	151,893	156,433	313,205	14,792	1,096,531
Special Mention	196	1,596	389	1,010	4,471	3,338	—	11,000
Substandard	—	—	204	4,742	1,970	5,531	—	12,447
Substandard Impaired	—	337	878	1,056	—	2,890	—	5,161
Doubtful[1]	—	—	—	—	321	—	—	321
Total	93,603	204,112	166,093	158,701	163,195	324,964	14,792	1,125,460
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	98,658	322,048	200,813	131,590	186,063	372,215	5,317	1,316,704
Special Mention	—	103	28,710	1,674	14,266	114	—	44,867
Substandard	—	—	9,694	—	8,319	5,072	1,350	24,435
Substandard Impaired	—	2,418	—	—	126	5,914	—	8,458
Doubtful	—	—	—	—	—	—	—	—
Total	98,658	324,569	239,217	133,264	208,774	383,315	6,667	1,394,464
Residential real estate
Risk Ratings:
Pass	53,171	151,107	233,660	235,119	178,988	180,156	334,622	1,366,823
Special Mention	—	—	98	—	—	562	391	1,051
Substandard	—	—	—	—	—	1,677	1,443	3,120
Substandard Impaired	112	681	1,334	4,162	2,528	10,790	2,768	22,375
Doubtful[1]	—	—	—	—	—	27	—	27
Total	53,283	151,788	235,092	239,281	181,516	193,212	339,224	1,393,396
Commercial and financial
Risk Ratings:
Pass	162,696	158,468	111,812	70,868	44,846	59,387	194,344	802,421
Special Mention	—	234	14	5,732	81	1,773	304	8,138
Substandard	153	145	3,306	198	407	2,270	2,261	8,740
Substandard Impaired	319	4,440	2,742	1,667	2,340	1,079	1,197	13,784
Doubtful	—	—	—	—	—	—	—	—
Total	163,168	163,287	117,874	78,465	47,674	64,509	198,106	833,083

	September 30, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Consumer
Risk Ratings:
Pass	36,295	48,610	34,541	21,993	24,259	10,996	12,381	189,075
Special Mention	—	70	30	72	65	7	1,856	2,100
Substandard	—	—	—	27	22	38	339	426
Substandard Impaired	48	51	10	—	316	190	—	615
Doubtful	—	—	—	—	—	—	—	—
Total	36,343	48,731	34,581	22,092	24,662	11,231	14,576	192,216
Paycheck Protection Program
Risk Ratings:
Pass	638,800	—	—	—	—	—	—	638,800
Total	638,800	—	—	—	—	—	—	638,800
Consolidated
Risk Ratings:
Pass	1,131,047	961,149	805,200	629,293	600,175	954,165	593,089	5,674,118
Special Mention	594	2,506	30,619	20,799	18,883	7,272	2,551	83,224
Substandard	153	145	13,204	4,967	10,718	14,643	5,393	49,223
Substandard Impaired	479	7,927	4,964	6,885	5,884	21,012	3,965	51,116
Doubtful[1]	—	—	—	—	321	27	—	348
Total	$1,132,273	$971,727	$853,987	$661,944	$635,981	$997,119	$604,998	$5,858,029
[1]Loans classified as doubtful are fully reserved as of September 30, 2020.
The following table presents the risk rating of loans as of:

	December 31, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful[1]	Total
Construction and land development	$317,765	$2,235	$5,113	$—	$325,113
Commercial real estate	2,331,725	26,827	20,098	321	2,378,971
Residential real estate	1,482,278	7,364	18,221	—	1,507,863
Commercial and financial	755,957	11,925	9,496	874	778,252
Consumer	203,966	3,209	1,030	—	208,205
Totals	$5,091,691	$51,560	$53,958	$1,195	$5,198,404
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
Loans Modified in Connection with COVID-19 Pandemic
The CARES Act, which was signed into law on March 27, 2020, encourages financial institutions to practice prudent efforts to work with borrowers financially impacted by the COVID-19 pandemic by providing an option to exclude from TDR consideration certain loan modifications that might otherwise be categorized as TDRs under ASC 310-40. This option is available for modifications that are deemed to be COVID-related, where the borrower was not more than 30 days past due on

December 31, 2019, and the modification is executed between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. Federal banking regulators issued similar guidance that also allows lenders to conclude that short-term modifications for borrowers affected by the pandemic should not be considered TDRs if the borrower was current at the time of modification. Seacoast began offering short-term payment deferrals of up to six months to eligible borrowers in March 2020 and, at September 30, 2020, had $702.7 million of loans on payment deferral, none of which have been classified as TDRs.

The following table presents loans on payment deferral, excluding PPP loans, as of September 30, 2020:

(In thousands)	Loans Outstanding	% on Payment Deferral
Construction and land development	$9,359	3%
Commercial real estate - owner-occupied	204,710	18
Commercial real estate - non owner-occupied	344,573	25
Residential real estate	75,885	5
Commercial and financial	61,308	7
Consumer	6,815	4
Totals	$702,650	13%
The following table presents loans that were modified in a troubled debt restructuring during the three and nine months ended:

	Three Months Ended September 30,
	2020			2019
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	—	$—	$—	—	$—	$—
Commercial real estate - owner-occupied	—	—	—	—	—	—
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	—	—	—	2	519	519
Commercial and financial	—	—	—	1	1,120	1,120
Consumer	1	41	41	—	—	—
Totals	1	$41	$41	3	$1,639	$1,639

	Nine Months Ended September 30,
	2020			2019
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	—	$—	$—	—	$—	$—
Commercial real estate - owner-occupied	—	—	—	2	2,166	2,166
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	1	45	45	2	519	519
Commercial and financial	4	437	437	2	1,299	1,299
Consumer	3	88	88	1	19	19
Totals	8	$570	$570	7	$4,003	$4,003

The TDRs described above resulted in a specific allowance for credit losses of $0.2 million as of September 30, 2020, and no specific allowance for credit losses as of September 30, 2019. During the nine months ended September 30, 2020, there were four defaults totaling $1.4 million on loans that had been modified in TDRs within the preceding twelve months. During the nine months ended September 30, 2019, there were three defaults totaling $2.1 million of loans to a single borrower that had been modified to a TDR within the preceding twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, is charged off or has been transferred to other real estate owned. For loans measured based on the present value of expected future cash flows, $19,000 and $40,000 for the three months ended September 30, 2020, and 2019, respectively, and $65,000 and $102,000 for the nine months ended September 30, 2020, and 2019, respectively, was included in interest income and represents the change in present value attributable to the passage of time.

Note F – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended September 30, 2020
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses[1]	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$7,161	$39	$475	$—	$26	$—	$7,701
Commercial real estate - owner-occupied	5,562	954	689	—	26	(12)	7,219
Commercial real estate - non owner-occupied	38,992	2,096	(7,050)	(25)	5	—	34,018
Residential real estate	20,453	27	(3,196)	(19)	65	(5)	17,325
Commercial and financial	15,514	2,632	8,081	(1,776)	203	—	24,654
Consumer	3,568	15	(244)	(355)	114	(2)	3,096
Paycheck Protection Program	—	—	—	—	—	—	—
Totals	$91,250	$5,763	$(1,245)	$(2,175)	$439	$(19)	$94,013
1In addition to a reversal of provision for credit losses on loans of $1.2 million in the third quarter of 2020, the Company also recorded a $0.4 million provision to establish a valuation allowance on accrued interest receivable.

	Three Months Ended September 30, 2019
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,243	$(395)	$—	$6	$—	$1,854
Commercial real estate	11,870	1,368	(232)	10	(19)	12,997
Residential real estate	7,508	87	(38)	52	(20)	7,589
Commercial and financial	8,912	769	(1,625)	295	—	8,351
Consumer	2,972	422	(697)	118	(1)	2,814
Totals	$33,505	$2,251	$(2,592)	$481	$(40)	$33,605

	Nine Months Ended September 30, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses[1]	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$1,842	$1,479	$87	$4,202	$—	$92	$(1)	$7,701
Commercial real estate - owner-occupied	5,361	80	1,161	655	(45)	44	(37)	7,219
Commercial real estate - non owner-occupied	7,863	9,341	2,236	14,578	(37)	37	—	34,018
Residential real estate	7,667	5,787	124	3,638	(150)	283	(24)	17,325
Commercial and financial	9,716	3,677	2,643	12,144	(4,642)	1,116	—	24,654
Consumer	2,705	862	28	662	(1,442)	284	(3)	3,096
Paycheck Protection Program	—	—	—	—	—	—	—	—
Totals	$35,154	$21,226	$6,279	$35,879	$(6,316)	$1,856	$(65)	$94,013
1In addition to a reversal of provision for credit losses on loans of $1.2 million in the third quarter of 2020, the Company also recorded a $0.4 million provision to establish a valuation allowance on accrued interest receivable.

	Nine Months Ended September 30, 2019
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,233	$(391)	$—	$13	$(1)	$1,854
Commercial real estate	11,112	1,560	(248)	622	(49)	12,997
Residential real estate	7,775	(276)	(102)	242	(50)	7,589
Commercial and financial	8,585	3,736	(4,450)	480	—	8,351
Consumer	2,718	1,570	(1,915)	443	(2)	2,814
Totals	$32,423	$6,199	$(6,715)	$1,800	$(102)	$33,605

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

As of September 30, 2020, the Company utilized Moody’s most recent “U.S. Macroeconomic Outlook Baseline” scenario and considered the significant uncertainty associated with the assumptions in the Baseline scenario, including, the potential resurgence of virus infections in Florida and other states, and the resulting potential decline in consumer spending and financial implications for businesses. The Company also considered the amount and availability of fiscal stimulus, including programs offered under the CARES Act and other potential future government programs and actions. Outcomes in any or all of these factors could differ from the Baseline scenario, and the Company incorporated qualitative considerations reflecting the risk of uncertain, and possibly further deteriorating, economic conditions, and for additional dimensions of risk not captured in the quantitative model.

In the Construction and Land Development segment, the increase in reserves during the quarter was affected by both the outlook for commercial real estate valuations, and qualitative adjustments relating to the uncertainty of economic conditions. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.

In the Commercial Real Estate - Owner-Occupied segment, the increase in reserves reflects both the impact of higher loan balances and an improved outlook for unemployment, partially offset by lower forecasted commercial real estate valuations. Risk characteristics include but are not limited to, collateral type, loan seasoning, and lien position.
In the Commercial Real Estate - Non Owner-Occupied segment, the decrease in reserves reflects lower estimated unemployment and an improved outlook for corporate profits over the forecast period. Repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, loan seasoning, and lien position are among the risk characteristics analyzed for this segment.

The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The decrease in reserves reflects an improved outlook for unemployment, and continued strength in the Florida housing market. Risk characteristics considered for this segment include, but are not limited to, collateral type, lien position, loan to value ratios, and loan seasoning.

In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The increase in reserves reflects an increased proportion of working capital lines compared to loans secured by business assets. Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses.

Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. A decrease in the reserve is attributed to lower loan balances and an improved outlook for unemployment.

Balances outstanding under the Paycheck Protection Program are guaranteed by the U.S. government and have not been assigned a reserve.

The allowance for credit losses is composed of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at September 30, 2020 and December 31, 2019 is shown in the following tables:

	September 30, 2020
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$723	$13	$279,887	$7,688	$280,610	$7,701
Commercial real estate - owner-occupied	5,590	788	1,119,870	6,431	1,125,460	7,219
Commercial real estate - non owner-occupied	12,902	1,863	1,381,562	32,155	1,394,464	34,018
Residential real estate	22,966	2,019	1,370,430	15,306	1,393,396	17,325
Commercial and financial	13,824	3,488	819,259	21,166	833,083	24,654
Consumer	615	116	191,601	2,980	192,216	3,096
Paycheck Protection Program	—	—	638,800	—	638,800	—
Totals	$56,620	$8,287	$5,801,409	$85,726	$5,858,029	$94,013

	December 31, 2019
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$5,217	$14	$319,896	$1,828	$325,113	$1,842
Commercial real estate	20,484	220	2,358,487	13,004	2,378,971	13,224
Residential real estate	16,093	834	1,491,770	6,833	1,507,863	7,667
Commercial and financial	6,631	1,731	771,621	7,985	778,252	9,716
Consumer	337	59	207,868	2,646	208,205	2,705
Totals	$48,762	$2,858	$5,149,642	$32,296	$5,198,404	$35,154

Note G – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralized borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	September 30, 2020	December 31, 2019
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	$99,887	$94,354

Note H – Noninterest Income and Expense

Details of noninterest income and expenses for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Noninterest income
Service charges on deposit accounts	$2,242	$2,978	$7,006	$8,569
Interchange income	3,682	3,206	10,115	10,012
Wealth management income	1,972	1,632	5,558	4,773
Mortgage banking fees	5,283	2,127	11,050	4,976
Marine finance fees	242	152	545	715
SBA gains	252	569	572	1,896
BOLI income	899	928	2,672	2,770
Other income	2,370	3,198	7,869	7,967
	16,942	14,790	45,387	41,678
Securities gains (losses), net	4	(847)	1,253	(1,322)
Total	$16,946	$13,943	$46,640	$40,356

Noninterest expense
Salaries and wages	$23,125	$18,640	$67,049	$56,566
Employee benefits	3,995	2,973	11,629	10,374
Outsourced data processing costs	6,128	3,711	14,820	11,432
Telephone/data lines	705	603	2,210	2,307
Occupancy	3,858	3,368	10,596	10,916
Furniture and equipment	1,576	1,528	4,557	4,829
Marketing	1,513	933	3,788	3,276
Legal and professional fees	3,018	1,648	8,658	6,528
FDIC assessments	474	56	740	881
Amortization of intangibles	1,497	1,456	4,436	4,370
Foreclosed property expense and net loss on sale	512	262	442	48
Provision for credit losses on unfunded commitments	756	—	980	—
Other	4,517	3,405	11,966	11,155
Total	$51,674	$38,583	$141,871	$122,682

Note I – Equity Capital
The Company is well capitalized and at September 30, 2020, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

Note K – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2020 and December 31, 2019 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Available for sale debt securities[1]	$1,286,858	$101	$1,286,757	$—
Loans held for sale[2]	73,046	—	73,046	—
Loans[3]	11,235	—	1,261	9,974
Other real estate owned[4]	15,890	—	875	15,015
Equity securities[5]	6,548	6,548	—	—

December 31, 2019
Available for sale debt securities[1]	$946,855	$100	$946,755	$—
Loans held for sale[2]	20,029	—	20,029	—
Loans[3]	5,123	—	1,419	3,704
Other real estate owned[4]	12,390	—	241	12,149
Equity securities[5]	6,392	6,392	—	—
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
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on non accrual as of September 30, 2020 and December 31, 2019. The aggregate fair value and contractual balance of loans held for sale as of September 30, 2020 and December 31, 2019 is as follows:

(In thousands)	September 30, 2020	December 31, 2019
Aggregate fair value	$73,046	$20,029
Contractual balance	71,102	19,445
Excess	1,944	584

Loans: Level 2 loans consist of impaired real estate loans which are collateral dependent. Fair value is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluations are based on the comparative sales approach. Level 3 loans consist of commercial and commercial real estate impaired loans. For these loans evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At September 30, 2020, the capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.3%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered Level 3 in the fair value hierarchy. Impaired loans measured at fair value totaled $11.2 million with a specific reserve of $8.3 million at September 30, 2020, compared to $5.1 million with a specific reserve of $2.9 million at December 31, 2019.
For loans classified as Level 3, changes included loan additions of $10.4 million offset by paydowns and charge-offs of $4.2 million for the nine months ended September 30, 2020.
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
For OREO classified as Level 3 during the nine months ended September 30, 2020, changes included additions of one multifamily construction property for $6.5 million offset by sales of $3.9 million.
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarter-end valuation process. There were no such transfers for loans and OREO classified as Level 3 during the nine months ended September 30, 2020 and 2019.
The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of September 30, 2020 and December 31, 2019 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Financial Assets
Debt securities held-to-maturity[1]	$207,376	$—	$216,000	$—
Time deposits with other banks	2,247	—	—	2,274
Loans, net	5,752,781	—	—	5,882,185
Financial Liabilities
Deposit liabilities	6,914,843	—	—	6,920,231
Federal Home Loan Bank (FHLB) borrowings	35,000	—	—	34,897
Subordinated debt	71,295	—	64,206	—

December 31, 2019
Financial Assets
Debt securities held-to-maturity[1]	$261,369	$—	$262,213	$—
Time deposits with other banks	3,742	—	—	3,744
Loans, net	5,158,127	—	—	5,139,491
Financial Liabilities
Deposit liabilities	5,584,753	—	—	5,584,621
Federal Home Loan Bank (FHLB) borrowings	315,000	—	—	314,995
Subordinated debt	71,085	—	64,017	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2020 and December 31, 2019:
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
The Company acquired 100% of the outstanding common stock of FBPB. Under the terms of the definitive agreement, each share of FBPB common stock was converted into the right to receive 0.2000 share of Seacoast common stock.

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
Acquisition of Fourth Street Banking Company
On August 21, 2020, the Company completed its acquisition of Fourth Street Banking Company (“Fourth Street”). Simultaneously, upon completion of the merger of Fourth Street and the Company, Fourth Street's wholly owned subsidiary bank, Freedom Bank, was merged with and into Seacoast Bank. Prior to the acquisition, Freedom Bank operated two branches in St. Petersburg, Florida.
As a result of this acquisition, the Company expects to enhance its presence in St. Petersburg, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results.
The Company acquired 100% of the outstanding common stock of Fourth Street. Under the terms of the definitive agreement, each share of Fourth Street common stock was converted into the right to receive 0.1275 share of Seacoast common stock.

(In thousands, except per share data)	August 21, 2020
Number of Fourth Street common shares outstanding	11,220
Shares issued upon conversion of convertible debt	5,405
Per share exchange ratio	0.1275
Number of shares of common stock issued	2,120
Multiplied by common stock price per share on August 21, 2020	$19.40
Value of common stock issued	41,121
Cash paid for Fourth Street vested stock options	596
Total purchase price	$41,717
The acquisition of Fourth Street was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $9.0 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.

The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.

(In thousands)	Initially Measured August 21, 2020
Assets:
Cash	$38,082
Investment securities	3,498
Loans	303,434
Bank premises and equipment	9,480
Core deposit intangibles	1,310
Goodwill	9,030
Other assets	7,088
Total assets	$371,922
Liabilities:
Deposits	$329,662
Other liabilities	543
Total liabilities	$330,205
The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	August 21, 2020
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$9,197	$8,851
Commercial real estate - owner-occupied	77,936	75,215
Commercial real estate - non owner-occupied	76,014	71,171
Residential real estate	23,548	23,227
Commercial and financial	72,745	68,096
Consumer	2,748	2,694
PPP loans	55,005	54,180
Total acquired loans	$317,193	$303,434
The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	August 21, 2020
Book balance of loans at acquisition	$59,455
Allowance for credit losses at acquisition	(5,763)
Non-credit related discount	(4,319)
Total PCD loans acquired	$49,373
The Company believes the deposits assumed in the acquisition have an intangible value. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.
Pro-Forma Information
Pro-forma data for the three and nine months ended September 30, 2020 presents information as if the acquisition of FBPB and Fourth Street occurred at the beginning of 2019, as follows:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(In thousands, except per share amounts)	2020	2019	2020	2019
Net interest income[1]	$65,825	$67,090	$205,641	$198,748
Net income	28,238	27,557	58,824	73,238
EPS - basic	$0.51	$0.50	$1.08	$1.34
EPS - diluted	0.51	0.50	1.07	1.33
[1]The provision for credit losses of $1.8 million recorded under CECL at the time of the FBPB acquisition and the $4.6 million recorded under CECL at the time of the Freedom Bank acquisition have been excluded from the pro forma information above, which presents information as if the acquisition had occurred on January 1, 2019, prior to the Company's adoption of CECL.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this discussion and analysis is to aid in understanding significant changes in the financial condition of Seacoast Banking Corporation of Florida and its subsidiaries ("Seacoast" or the “Company”) and their results of operations. Nearly all of the Company’s operations are contained in its banking subsidiary, Seacoast National Bank (“Seacoast Bank” or the “Bank”). Such discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes included in this report.
The emphasis of this discussion will be on the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2020 compared to December 31, 2019.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.
For purposes of the following discussion, the words “Seacoast" or the "Company” refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.

Special Cautionary Notice Regarding Forward-Looking Statements
Certain statements made or incorporated by reference herein which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are “forward-looking statements” within the meaning, and protections, of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, and intentions about future performance, and involve known and unknown risks, uncertainties and other factors, any of which may be impacted by the COVID-19 pandemic and related effects on the U.S. economy, which may be beyond the Company's control, and which may cause the actual results, performance or achievements of Seacoast or its wholly-owned banking subsidiary, Seacoast Bank, to be materially different from those set forth in the forward-looking statements.
All statements other than statements of historical fact could be forward-looking statements. You can identify these forward-looking statements through the use of words such as "may," "will," "anticipate," "assume," "should," "support," "indicate," "would," "believe," "contemplate," "expect," "estimate," "continue," "further," "plan," "point to," "project," "could," "intend," "target" or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•the effects of future economic and market conditions, including seasonality;
•adverse effects (economic and otherwise) due to the COVID-19 pandemic on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;
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
•unexpected outcomes of, and the costs associated with, existing or new litigation involving the Company, including as a result of its participation in the PPP program;
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
•the risks relating to the recently completed mergers including, without limitation: unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues being lower than expected;
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

Third Quarter 2020
Acquisition of Fourth Street Banking Company
In August 2020, Seacoast completed the acquisition of Fourth Street Banking Company (“Fourth Street”) and its wholly-owned subsidiary Freedom Bank, which added $303 million in loans and $330 million in deposits. The acquisition supports Seacoast’s growing presence in the attractive St. Petersburg, Florida market. Freedom Bank operated two branches in St. Petersburg, which have been converted to Seacoast branches. Consolidation activities and related expenses are mostly complete.
Impact of Paycheck Protection Program Loans on Comparability Amongst Periods
Fees earned by Seacoast to originate Paycheck Protection Program ("PPP") loans, net of loan-specific costs, totaled $17.2 million, and are deferred and recognized as an adjustment to yield over time. At the end of the second quarter of 2020, Seacoast expected that the PPP forgiveness process would begin quickly, with a significant proportion of loans forgiven within nine months of origination. By the end of the third quarter of 2020, the U.S. Small Business Administration (“SBA”) had not processed any forgiveness applications, changes to various procedures and forms continued, and additional changes to the program are still being considered by Congress. As a result of the SBA loan forgiveness delays and increased uncertainty of the timing of the loan forgiveness, the Company changed from the accelerated fee recognition schedule used in the second quarter of 2020, and began recognizing fees on a schedule aligned with the full contractual maturity of the loans in the third quarter of 2020. This resulted in only $0.2 million in PPP fees recognized in the third quarter of 2020 compared to $4.0 million in the second quarter of 2020. The uncertainty in the SBA's forgiveness process may result in significant variability of fee recognition in future periods. This is solely a timing issue and does not affect the $17.2 million total fee income Seacoast will recognize as these loans are forgiven or mature. If the contractual term, rather than an accelerated term, had been used to recognize fees since the inception of the PPP program, PPP fee income in each of the second and third quarters of 2020 would have been $2.1 million. The Company expects to recognize approximately $2.1 million in each of the next six quarters if no early forgiveness occurs, although actual early forgiveness events may create variability in timing.

Third Quarter 2020 Results
For the third quarter of 2020, the Company reported net income of $22.6 million, or $0.42 per average diluted share, compared to $25.1 million, or $0.47, for the second quarter of 2020 and $25.6 million, or $0.49, for the third quarter of 2019. For the nine months ended September 30, 2020, net income totaled $48.4 million, or $0.91 per average diluted share, compared to $71.6 million, or $1.38 for the nine months ended September 30, 2019. Adjusted net income1 for the third quarter of 2020 totaled $27.3 million, or $0.50 per average diluted share, compared to $25.5 million, or $0.48, for the second quarter of 2020 and $27.7 million, or $0.53, for the third quarter of 2019. For the nine months ended September 30, 2020, adjusted net income1 totaled $58.3 million, or $1.09 per average diluted share, compared to $77.8 million, or $1.50, for the nine months ended September 30, 2019.
1Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
	2020	2020	2019	2020	2019
Return on average tangible assets	1.20%	1.37%	1.61%	0.93%	1.53%
Return on average tangible shareholders' equity	11.35	13.47	14.73	8.71	14.63
Efficiency ratio	61.65	50.11	48.62	57.15	52.85

Adjusted return on average tangible assets[1]	1.38%	1.33%	1.67%	1.04%	1.59%
Adjusted return on average tangible shareholders' equity[1]	13.06	13.09	15.30	9.80	15.20
Adjusted efficiency ratio[1]	54.82	49.60	48.96	52.64	52.05
[1]Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
For the three months ended September 30, 2020, the Company's results reflect the impact of $4.3 million in merger-related expenses primarily related to the acquisition of Freedom Bank, and $0.5 million in costs relating to the simultaneous consolidation of a legacy branch in St. Petersburg. Results for the three months ended September 30, 2020 were also affected by the change in the timing of recognition of PPP loan fees. The second quarter of 2020 benefited from higher loan production driven by the PPP program, which resulted in higher deferrals of related salary expenses. During the nine months ended September 30, 2020, merger related charges totaled $9.1 million, including costs to acquire both First Bank of the Palm Beaches ("FBPB") in March 2020 and Freedom Bank in August 2020.
Net Interest Income and Margin
Net interest income (on a fully taxable equivalent basis)2 for the third quarter of 2020 totaled $63.6 million, decreasing $3.8 million, or 6%, compared to the second quarter of 2020, and increasing $2.6 million, or 4%, compared to the third quarter of 2019. For the nine months ended September 30, 2020, net interest income (on a fully tax equivalent basis)1 totaled $194.3 million, an increase of $12.2 million, or 7%, compared to the nine months ended September 30, 2019. Net interest margin was 3.40% in the third quarter 2020, compared to 3.70% in the second quarter 2020 and 3.89% in the third quarter of 2019. The decrease in the third quarter of 2020 was the result of the decrease in fees recognized on PPP loans. Excluding the impact of PPP loans and accretion of purchase discount on acquired loans, net interest margin decreased four basis points in the third quarter of 2020. Contributing to the four basis point decline, the yield on loans declined nine basis points, reflecting higher paydowns and refinancings, and the yield on securities declined 56 basis points, affected by rate resets and faster prepayments, as well as additional investments of excess liquidity into securities. These declines were partially offset by lower cost of deposits, which decreased seven basis points to 24 basis points during the quarter, compared to 31 basis points in the second quarter of 2020 and 73 basis points in the third quarter of 2019. Lower cost of deposits reflects lower market rates, and a favorable shift in product mix to include a higher proportion of noninterest bearing demand deposits to total deposits. We expect the cost of deposits to further decline in the fourth quarter of 2020.
For the nine months ended September 30, 2020, net interest margin was 3.67%, a decrease of 28 basis points compared to the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the cost of deposits was 36 basis points, compared to 72 basis points for the nine months ended September 30, 2019. Decreases in net interest margin and the cost of deposits reflect the impact of the 150 basis point decrease in the fed funds rate in March 2020, which has since driven contractions in both the yields on interest-bearing assets and the cost of interest-bearing liabilities. In addition, PPP loan balances have yielded an average 2.60% during the nine months ended September 30, 2020, which has negatively affected the total loan yield.
2Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.

The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Third quarter 2020	$63,621	3.40%	3.65%	0.40%
Second quarter 2020	67,388	3.70%	4.03%	0.51%
Third quarter 2019	61,027	3.89%	4.65%	1.13%

Nine Months Ended September 30, 2020	194,300	3.67%	4.05%	0.59%
Nine Months Ended September 30, 2019	182,107	3.95%	4.72%	1.14%
1On tax equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Total average loans increased $132.3 million, or 2%, for the third quarter of 2020 compared to the second quarter of 2020, and increased $914.9 million, or 18%, from the third quarter of 2019. The increase from the prior quarter includes the impact of $303.4 million in loans acquired from Freedom Bank in the third quarter of 2020. The increase from prior year reflects the Company's participation in the PPP program and the impact of the acquisitions of FBPB and Freedom Bank.
Average loans as a percentage of average earning assets totaled 79% for the third quarter of 2020, 78% for the second quarter of 2020 and 79% for the third quarter of 2019.
Loan production is detailed in the following table for the periods specified:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2020	2020	2019	2020	2019
Commercial pipeline at period end	$256,191	$117,042	$396,422	$256,191	$396,422
Commercial loan originations	88,245	106,857	325,407	378,432	749,467

Residential pipeline - saleable at period end	149,896	94,666	35,136	149,896	35,136
Residential loans-sold	162,468	122,459	80,758	347,792	174,707

Residential pipeline - portfolio at period end	33,374	13,199	43,378	33,374	43,378
Residential loans-retained	25,404	23,539	22,365	74,719	123,765

Consumer pipeline at period end	17,094	30,647	29,635	17,094	29,635
Consumer originations	62,293	57,956	59,933	171,765	156,889

PPP originations	8,276	590,718	—	598,994	—
Commercial originations during the third quarter of 2020 were $88.2 million, a decrease of $18.6 million, or 17%, compared to the second quarter of 2020 and a decrease of $237.2 million, or 73%, compared to the third quarter of 2019. Commercial loan origination activity in the third quarter of 2020 reflects the continued adherence to underwriting guidelines in the current economic environment, lesser pipeline-building activities during the periods of government imposed shutdowns earlier in 2020, and lower demand for credit facilities from business customers.
The commercial pipeline increased $139.1 million, or 119%, to $256.2 million at September 30, 2020 compared to June 30, 2020. The Company has continued to maintain its disciplined credit culture, focusing only on relationships with strong balance sheets that can support significant stress.
The Company originates residential mortgage loans identified for sale to investors in the secondary market. The Company uses rate locks with investors at the time of application, thereby eliminating interest rate risk. Saleable loan production has continued to increase, reflecting a robust residential refinance market and strength in the Florida housing market. Residential loans originated for sale in the secondary market were $162.5 million in the third quarter of 2020, compared to $122.5 million in the second quarter of 2020 and $80.8 million in the third quarter of 2019, an increase of 33% and 101%, respectively. The residential lending team has adapted quickly to heightened demand and has increased service levels to homebuyers, refinance customers, and local real estate professionals to generate substantial growth. Residential saleable pipelines were $149.9 million as of September 30, 2020, compared to $94.7 million as of June 30, 2020, an increase of 58%.
Residential loan production retained in the portfolio for the third quarter of 2020 was $25.4 million compared to $23.5 million in the second quarter of 2020 and $22.4 million in the third quarter of 2019, an increase of 8% and 13%, respectively. The pipeline of residential loans intended to be retained in the portfolio was $33.4 million as of September 30, 2020, compared to $13.2 million as of June 30, 2020, an increase of 153%.
Consumer originations totaled $62.3 million during the third quarter of 2020, an increase of $4.3 million, or 7%, from the second quarter of 2020 and an increase of $2.4 million, or 4%, from the third quarter of 2019. The consumer pipeline was $17.1 million as of September 30, 2020, compared to $30.6 million as of June 30, 2020, a decrease of 44%. The decrease was primarily the result of lower demand for home equity lines of credit, as customers are using first mortgage refinancing as an economically beneficial alternative.
Seacoast has assisted borrowers with more than 5,500 loans originated through the PPP program and, when combined with PPP loans acquired from Freedom Bank, outstanding balances totaled $638.8 million at September 30, 2020. Under the terms of the SBA's program, principal and interest on PPP loans may be forgiven provided the borrower uses the funds in a manner consistent with the program's guidelines. As of September 30, 2020, the SBA had not processed any forgiveness applications. Significant uncertainty remains about when and if borrowers will seek and qualify for forgiveness, and therefore uncertainty remains about the life of these loans.
Average debt securities increased $190.7 million, or 16.5%, for the third quarter 2020 compared to the second quarter 2020, and were $153.1 million, or 13%, higher compared to the third quarter of 2019. Increases from the second quarter of 2020 reflect the impact of purchases of $387.6 million, partially offset by maturities of $96.7 million. Purchases in the third quarter 2020 were primarily government-sponsored mortgage-backed securities, with an average yield of 1.31%.
The cost of average interest-bearing liabilities contracted 11 basis points in the three months ended September 30, 2020 to 40 basis points from 51 basis points, reflecting the impact of higher deposit balances and decreases in underlying market rates. The Company continues to benefit from a low-cost deposit franchise. During the third quarter of 2020, the Company acquired $330 million in deposits from Freedom Bank, including $141.3 million in noninterest bearing demand deposits. Noninterest bearing demand deposits at September 30, 2020 represented 35% of total deposits compared to 34% at June 30, 2020. The cost of average total deposits (including noninterest bearing demand deposits) in the third quarter of 2020 was 0.24% compared to 0.31% in the second quarter of 2020 and 0.73% in the third quarter of 2019.

Customer relationship funding is detailed in the following table for the periods specified:

Customer Relationship Funding
	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands, except ratios)	2020	2020	2020	2019	2019
Noninterest demand	$2,400,744	$2,267,435	$1,703,628	$1,590,493	$1,652,927
Interest-bearing demand	1,385,445	1,368,146	1,234,193	1,181,732	1,115,455
Money market	1,457,078	1,232,892	1,124,378	1,108,363	1,158,862
Savings	655,072	619,251	554,836	519,152	528,214
Time certificates of deposit	1,016,504	1,179,059	1,270,464	1,185,013	1,217,683
Total deposits	$6,914,843	$6,666,783	$5,887,499	$5,584,753	$5,673,141

Customer sweep accounts	$89,508	$92,125	$64,723	$86,121	$70,414

Noninterest demand deposits as % of total deposits	35%	34%	29%	28%	29%
The Company’s focus on convenience, with high-quality customer service, expanded digital offerings and distribution channels provides stable, low-cost core deposit funding. Over the past several years, the Company has strengthened its retail deposit franchise using new strategies and product offerings, while maintaining a focus on growing customer relationships. Seacoast believes that digital product offerings are central to core deposit growth and have proved to be of meaningful value to its customers in this environment. Seacoast's call center and retail associates continue to lead the market in availability and customer service standards, with the call center far out-performing large bank call center wait times and service level standards. The impacts of PPP and individual stimulus payments, as well as the acquisition of FBPB in the first quarter of 2020 and Freedom Bank in the third quarter of 2020, have all contributed to higher deposit balances. The Company has also seen a continued shift toward mobile engagement as customers recognize the ease of access and security features of mobile engagement. At September 30, 2020, registered mobile devices had increased 14% compared to September 30, 2019, while online users increased 13% in the same time period. Growth is coming from both consumer and business customers utilizing the convenience of mobile and online channels. During the third quarter of 2020, average transaction deposits (noninterest and interest bearing demand) increased $248.9 million, or 7%, compared to the second quarter of 2020 and increased $901.8 million, or 33%, compared to the third quarter of 2019. Along with new and acquired relationships, deposit programs and digital sales have improved the Company's market share and deepened relationships with existing customers.
The Company’s deposit mix remains favorable, with 84% of average deposit balances comprised of savings, money market, and demand deposits for the nine months ended September 30, 2020. Seacoast's average cost of deposits, including noninterest bearing demand deposits, decreased to 0.36% for the nine months ended September 30, 2020 compared to 0.72% for the nine months ended September 30, 2019, reflecting the lower rates after the Federal Reserve actions beginning in the third quarter of 2019 and shifts in deposit mix with a higher proportion of low cost deposits. Brokered CDs totaled $381.0 million at September 30, 2020, with an average rate of 1.09%. CD maturities are laddered, with $147.2 million maturing in the fourth quarter of 2020.
Short-term borrowings, principally comprised of sweep repurchase agreements with customers, decreased $38.3 million, or 33%, to an average balance of $78.8 million for the nine months ended September 30, 2020 compared to an average balance of $117.1 million for the nine months ended September 30, 2019. The decrease reflects a shift into interest-bearing deposits attributed to an expansion of deposit product offerings with similar characteristics to sweep repurchase products. The average rate on customer sweep repurchase accounts was 0.41% for the nine months ended September 30, 2020, compared to 1.38% for the same period during 2019. No federal funds purchased were utilized at September 30, 2020 or September 30, 2019.
FHLB borrowings averaged $180.9 million for the nine months ended September 30, 2020, increasing $65.6 million, or 57%, compared to the same period in 2019. The average rate on FHLB borrowings for the nine months ended September 30, 2020 was 1.08% compared to 2.51% for the nine months ended September 30, 2019. FHLB borrowings outstanding were $35.0 million at September 30, 2020, with an average rate of 0.72%, maturing in 2023.
For the nine months ended September 30, 2020, subordinated debt averaged $71.2 million, an increase of $0.3 million compared to the same period during 2019. The average rate on subordinated debt for the nine months ended September 30, 2020 was 3.28%, compared to 4.87% for the nine months ended September 30, 2019. The subordinated debt relates to trust preferred securities issued by subsidiary trusts of the Company.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2020						2019
	Third Quarter			Second Quarter			Third Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,322,160	$6,972	2.11%	$1,135,698	$7,573	2.67%	$1,171,393	$8,802	3.01%
Nontaxable	23,570	157	2.67	19,347	152	3.14	21,194	164	3.09
Total Securities	1,345,730	7,129	2.12	1,155,045	7,725	2.68	1,192,587	8,966	3.01

Federal funds sold and other investments	239,511	556	0.92	433,626	684	0.63	84,705	800	3.75

Loans excluding PPP loans	5,242,776	58,854	4.47	5,304,381	59,861	4.54	4,945,953	63,138	5.06
PPP Loans	618,088	1,719	1.11	424,171	5,068	4.81	—	—	—
Total Loans	5,860,864	60,573	4.11	5,728,552	64,929	4.56	4,945,953	63,138	5.06

Total Earning Assets	7,446,105	68,258	3.65	7,317,223	73,338	4.03	6,223,245	72,904	4.65

Allowance for loan losses	(92,151)			(84,965)			(33,997)
Cash and due from banks	138,749			103,919			88,539
Premises and equipment	72,572			71,173			68,301
Intangible assets	228,801			230,871			227,389
Bank owned life insurance	129,156			127,386			125,249
Other assets	163,658			147,395			121,850
Total Assets	$8,086,890			$7,913,002			$6,820,576

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,364,947	$330	0.10%	$1,298,639	$297	0.09%	$1,116,434	$1,053	0.37%
Savings	648,319	170	0.10	591,040	165	0.11	522,831	531	0.40
Money market	1,328,931	799	0.24	1,193,969	741	0.25	1,173,042	2,750	0.93
Time deposits	1,051,316	2,673	1.01	1,293,766	3,820	1.19	1,159,272	6,009	2.06
Short term borrowings	90,357	40	0.18	74,717	34	0.18	75,785	300	1.57
Federal funds purchased and Federal Home Loan Bank borrowings	93,913	181	0.77	199,698	312	0.63	68,804	414	2.39
Other borrowings	71,258	444	2.48	71,185	581	3.28	70,969	820	4.58
Total Interest-Bearing Liabilities	4,649,041	4,637	0.40	4,723,014	5,950	0.51	4,187,137	11,877	1.13
Noninterest demand	2,279,584			2,097,038			1,626,269
Other liabilities	96,457			79,855			60,500
Total Liabilities	7,025,082			6,899,907			5,873,906

Shareholders' equity	1,061,807			1,013,095			946,670

Total Liabilities & Equity	$8,086,890			$7,913,002			$6,820,576

Cost of deposits			0.24%			0.31%			0.73%
Interest expense as a % of earning assets			0.25%			0.33%			0.76%
Net interest income as a % of earning assets		$63,621	3.40%		$67,388	3.70%		$61,027	3.89%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2020			2019
	Year to Date			Year to Date
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,203,877	$23,241	2.57%	$1,175,831	$26,854	3.05%
Nontaxable	20,895	461	2.94	23,935	533	2.97
Total Securities	1,224,772	23,702	2.58	1,199,766	27,387	3.04

Federal funds sold and other investments	253,635	1,974	1.04	89,084	2,591	3.89

Loans excluding PPP loans	5,254,089	182,239	4.63	4,875,975	187,808	5.15
PPP Loans	348,407	6,787	2.60	—	—	—
Total Loans	5,602,496	189,026	4.51	4,875,975	187,808	5.15

Total Earning Assets	7,080,903	214,702	4.05	6,164,825	217,786	4.72

Allowance for loan losses	(78,067)			(33,260)
Cash and due from banks	111,019			93,171
Premises and equipment	70,451			69,700
Intangible assets	228,795			228,710
Bank owned life insurance	127,683			124,535
Other assets	145,827			128,016
Total Assets	$7,686,611			$6,775,697

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,279,485	$1,461	0.15%	$1,088,605	$3,042	0.37%
Savings	588,913	683	0.15	512,399	1,593	0.42
Money market	1,217,627	3,548	0.39	1,170,494	8,397	0.96
Time deposits	1,165,194	11,261	1.29	1,097,308	16,692	2.03
Short term borrowings	78,755	241	0.41	117,077	1,206	1.38
Federal funds purchased and Federal Home Loan Bank borrowings	180,893	1,460	1.08	115,337	2,164	2.51
Other borrowings	71,186	1,748	3.28	70,903	2,585	4.87
Total Interest-Bearing Liabilities	4,582,053	20,402	0.59	4,172,123	35,679	1.14
Noninterest demand	2,001,630			1,628,634
Other liabilities	79,821			62,123
Total Liabilities	6,663,504			5,862,880

Shareholders' equity	1,023,107			912,817

Total Liabilities & Equity	$7,686,611			$6,775,697

Cost of deposits			0.36%			0.72%
Interest expense as a % of earning assets			0.38%			0.77%
Net interest income as a % of earning assets		$194,300	3.67%		$182,107	3.95%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $16.9 million for the third quarter of 2020, an increase of $1.9 million, or 13%, compared to the second quarter of 2020 and an increase of $3.0 million, or 22%, from the third quarter of 2019. Noninterest income totaled $46.6 million for the nine months ended September 30, 2020, an increase of 6.3 million, or 16%, compared to the nine months ended September 30, 2019.
Noninterest income is detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2020	2020	2019	2020	2019
Service charges on deposit accounts	$2,242	$1,939	$2,978	$7,006	$8,569
Interchange income	3,682	3,187	3,206	10,115	10,012
Wealth management income	1,972	1,719	1,632	5,558	4,773
Mortgage banking fees	5,283	3,559	2,127	11,050	4,976
Marine finance fees	242	157	152	545	715
SBA gains	252	181	569	572	1,896
BOLI income	899	887	928	2,672	2,770
Other income	2,370	2,147	3,198	7,869	7,967
	16,942	13,776	14,790	45,387	41,678
Securities gains (losses), net	4	1,230	(847)	1,253	(1,322)
Total	$16,946	$15,006	$13,943	$46,640	$40,356
Service charges on deposits were $2.2 million in the third quarter of 2020, an increase of $0.3 million, or 16%, compared to the second quarter of 2020 and a decrease of $0.7 million, or 25%, compared to the third quarter of 2019. For the nine months ended September 30, 2020, service charges on deposits totaled $7.0 million, a decrease of $1.6 million, or 18%, compared to the nine months ended September 30, 2019. Government actions in response to the pandemic, particularly in the second quarter of 2020, including the PPP program and individual stimulus payments, combined with lower overall consumer spending levels, have resulted in higher average deposit balances for both business and consumer customers. Higher average account balances have resulted in lower service charges in the second and third quarters of 2020 compared to 2019. Overdraft fees represent 44% of total service charges on deposits for the nine months ended September 30, 2020.
Interchange income totaled $3.7 million for the three months ended September 30, 2020, an increase of $0.5 million, or 16%, compared to the three months ended June 30, 2020, and an increase of $0.5 million, or 15%, compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, interchange income totaled $10.1 million, an increase of $0.1 million, or 1%, compared to the nine months ended September 30, 2019. The third quarter of 2020 benefited from recent growth in business banking customers and targeted marketing efforts.
Wealth management income, including trust fees and brokerage commissions and fees, was a record $2.0 million in the third quarter of 2020, increasing $0.3 million, or 15%, from the second quarter of 2020 and increasing $0.3 million, or 21% compared to the third quarter of 2019. For the nine months ended September 30, 2020, wealth management income totaled $5.6 million, an increase of $0.8 million, or 16%, compared to the nine months ended September 30, 2019. Increases reflect the strategic focus of growing the wealth management business. Assets under management reached $793 million at September 30, 2020, an increase of 31% compared to the prior year. As a result, the Company expects wealth management income to continue to grow in future periods.
Mortgage banking fees increased by $1.7 million, or 48%, to $5.3 million in the third quarter of 2020 compared to the second quarter of 2020, and increased $3.2 million, or 148%, compared to the third quarter of 2019. For the nine months ended September 30, 2020, mortgage banking fees totaled $11.1 million, an increase of $6.1 million, or 122%, compared to the nine months ended September 30, 2019 as Seacoast continues to capitalize on the robust residential refinance market and strength in the Florida housing market. Seacoast's mortgage team has adapted quickly to the heightened demand by increasing customer service level standards with realtors, refinance customers, and new home buyers, resulting in stronger performance than competitors.

Marine finance fees were $0.2 million, an increase of $0.1 million, or 54%, compared to the second quarter of 2020 and an increase of $0.1 million, or 59%, compared to the prior year quarter. For the nine months ended September 30, 2020, marine finance fees totaled $0.5 million, a decrease of $0.2 million, or 24%, compared to the nine months ended September 30, 2019.
SBA income totaled $0.3 million, an increase of $0.1 million, or 39%, compared to the second quarter of 2020 and a decrease of $0.3 million, or 56%, compared to the third quarter of 2019. For the nine months ended September 30, 2020, SBA income totaled $0.6 million, a decrease of $1.3 million, or 70%, compared to the nine months ended September 30, 2019. The decrease for the nine months ended September 30, 2020 reflects lower production of saleable SBA loans outside of the PPP program.
Bank owned life insurance ("BOLI") income totaled $0.9 million for the third quarter of 2020, in line with the second quarter of 2020 and prior year results. For the nine months ended September 30, 2020, BOLI income totaled $2.7 million, a decrease of $0.1 million, or 4%, compared to the nine months ended September 30, 2019.
Other income was $2.4 million in the third quarter of 2020, an increase of $0.2 million, or 10%, quarter-over-quarter and a decrease of $0.8 million, or 26%, year-over-year. The increase from the prior quarter reflects higher income on SBIC investments, partially offset by lower loan swap fees. The decrease from the prior year quarter reflects a $1.0 million BOLI death benefit recorded in the third quarter of 2019, offset by higher SBIC investment income in the third quarter of 2020. For the nine months ended September 30, 2020, other income totaled $7.9 million, a decrease of $0.1 million, or 1%, compared to the nine months ended September 30, 2019. Higher income from SBIC investments in the nine months ended September 30, 2020 was more than offset by the BOLI death benefit recorded in the comparable 2019 period.
Securities gains in the third quarter of 2020 were nominal compared to gains of $1.2 million in the second quarter of 2020 and losses on securities sales of $0.8 million in the third quarter of 2019. Securities gains during the nine months ended September 30, 2020 totaled $1.3 million, compared to losses of $1.3 million in the nine months ended September 30, 2019.
Noninterest Expenses
The Company has demonstrated its commitment to efficiency through disciplined, proactive management of its cost structure. Noninterest expenses in the third quarter of 2020 included acquisition-related expenses of $4.3 million and expenses related to branch consolidation of $0.5 million. The second quarter of 2020 benefited from the impact of higher loan production driven by the PPP program, resulting in higher deferrals of salary-related expenses. These factors contributed to an overall increase in noninterest expense in the third quarter of 2020 compared to the second quarter of 2020. Seacoast has reduced its branch count by 20% since 2017 through successful bank acquisitions and the repositioning of the banking center network in strategic growth markets to meet the evolving needs of its customers. Further consolidation activity is expected in 2021. At September 30, 2020, deposits per banking center were $135.6 million, up from $118.2 million at September 30, 2019. Adjusted noninterest expense3 as a percent of average tangible assets was 2.24% for the third quarter of 2020 compared to 2.11% for the second quarter of 2020 and 2.21% for the third quarter of 2019. For the nine months ended September 30, 2020, adjusted noninterest expense1 as a percent of average tangible assets was 2.26% compared to 2.37% for the nine months ended September 30, 2019.
For the third quarter of 2020, the efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses), was 61.65% compared to 50.11% for the second quarter of 2020 and 48.62% for the third quarter of 2019. The efficiency ratio in the second quarter of 2020 benefited from the impact of higher PPP fee accretion and the impact of higher loan production driven by the PPP program, resulting in higher deferrals of salary-related expenses. Additionally, the provision for unfunded lending-related commitments totaled $0.8 million in the third quarter of 2020, compared to $0.2 million in the second quarter of 2020 and none in the third quarter of 2019. For the nine months ended September 30, 2020, the efficiency ratio was 57.15% compared to 52.85% for the nine months ended September 30, 2019. The increase in efficiency ratio for the nine months ended September 30, 2020 reflects the impact of an increase in merger-related expenses of $8.7 million and an increase of $1.0 million in provision for unfunded lending-related commitments, partially offset by lower branch reduction expenses of $1.4 million.
The adjusted efficiency ratio1 increased from 49.60% in the second quarter of 2020 to 54.82% in the third quarter of 2020. The increase is the result of lower net interest income from the change in PPP accretion and higher expenses primarily associated with PPP salary deferrals in the second quarter of 2020, offset by higher noninterest income. For the nine months ended September 30, 2020, the adjusted efficiency ratio1 increased to 52.64% from 52.05% for the nine months ended September 30, 2019.
3Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except ratios)	2020	2020	2019	2020	2019
Noninterest expense, as reported	$51,674	$42,399	$38,583	$141,871	$122,682

Merger related charges	(4,281)	(240)	—	(9,074)	(335)
Amortization of intangibles	(1,497)	(1,483)	(1,456)	(4,436)	(4,370)
Business continuity expenses	—	—	(95)	(307)	(95)
Branch reductions and other expense initiatives	(464)	—	(121)	(464)	(1,846)
Adjusted noninterest expense[1]	$45,432	$40,676	$36,911	$127,590	$116,036

Foreclosed property expense and net (loss)/gain on sale	(512)	(245)	(262)	(442)	(48)
Provision for credit losses on unfunded commitments	(756)	(178)	—	(980)	—

Net adjusted noninterest expense[1]	$44,164	$40,253	$36,649	$126,168	$115,988

Efficiency ratio	61.65%	50.11%	48.62%	57.15%	52.85%
Adjusted efficiency ratio[1,2]	54.82	49.60	48.96	52.64	52.05
Adjusted noninterest expense as a percent of average tangible assets[1,2]	2.24	2.11	2.21	2.26	2.37
[1]Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
[2]Adjusted efficiency ratio is defined as noninterest expense, including adjustments to noninterest expense divided by aggregated tax equivalent net interest income and noninterest income, including adjustments to revenue.

Noninterest expense for the third quarter of 2020 totaled $51.7 million, an increase of $9.3 million, or 22%, compared to the second quarter of 2020, and an increase of $13.1 million, or 34%, from the third quarter of 2019. For the nine months ended September 30, 2020, noninterest expense totaled $141.9 million, an increase of $19.2 million, or 16%, compared to the nine months ended September 30, 2019. Noninterest expenses are detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2020	2020	2019	2020	2019
Noninterest expense
Salaries and wages	$23,125	$20,226	$18,640	$67,049	$56,566
Employee benefits	3,995	3,379	2,973	11,629	10,374
Outsourced data processing costs	6,128	4,059	3,711	14,820	11,432
Telephone/data lines	705	791	603	2,210	2,307
Occupancy	3,858	3,385	3,368	10,596	10,916
Furniture and equipment	1,576	1,358	1,528	4,557	4,829
Marketing	1,513	997	933	3,788	3,276
Legal and professional fees	3,018	2,277	1,648	8,658	6,528
FDIC assessments	474	266	56	740	881
Amortization of intangibles	1,497	1,483	1,456	4,436	4,370
Foreclosed property expense and net loss on sale	512	245	262	442	48
Provision for credit losses on unfunded commitments	756	178	—	980	—
Other	4,517	3,755	3,405	11,966	11,155
Total	$51,674	$42,399	$38,583	$141,871	$122,682

Salaries and wages totaled $23.1 million for the third quarter of 2020, $20.2 million for the second quarter of 2020, and $18.6 million for the third quarter of 2019, an increase of 14% and 24%, respectively. Expenses increased $2.9 million in the third quarter of 2020, reflecting lower expenses in the second quarter of 2020 of $2.9 million resulting from deferral of salary costs on higher PPP loan production. The third quarter of 2020 also included $0.6 million in costs associated with the Freedom Bank acquisition and higher residential commission expenses resulting from increased mortgage production volume, offset by lower temporary staffing costs associated with the customer support center. For the nine months ended September 30, 2020, salaries and wages totaled $67.0 million, an increase of $10.5 million, or 19%, compared to the nine months ended September 30, 2019. The increase includes merger-related expenses of $3.1 million in the 2020 period, higher residential commission expenses resulting from increased mortgage production volume, bonuses and incentives paid in support of PPP loan production and to branch employees, and the addition of temporary staff to support the pandemic operating environment.
During the third quarter 2020, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $4.0 million, an increase of $0.6 million, or 18%, compared to the second quarter of 2020 and an increase of $1.0 million, or 34%, compared to the third quarter of 2019. The increase in the third quarter of 2020 reflects higher health insurance claims, likely the result of routine medical appointments having been postponed in the second quarter due to COVID-19 lockdowns. For the nine months ended September 30, 2020, employee benefit costs totaled $11.6 million, an increase of $1.3 million, or 12%, compared to the nine months ended September 30, 2019. Increases for the nine months ended September 30, 2020 reflect the impact of additional employees added through the FBPB and Freedom Bank acquisitions.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. The Company also incurs acquisition-related costs for data migration and contract terminations. Outsourced data processing costs totaled $6.1 million, $4.1 million and $3.7 million for the third quarter 2020, second quarter 2020 and third quarter 2019, respectively. Of the $2.1 million increase quarter-over-quarter, $1.9 million was the result of acquisition-related costs associated with data conversion. For the nine months ended September 30, 2020, data processing costs totaled $14.8 million, an increase of $3.4 million, or 30%, compared to the nine months ended September 30, 2019. Increases in the 2020 period include $2.7 million of acquisition-related costs and higher lending-related costs to support the administration of the PPP program. The Company continues to improve and enhance mobile and other digital products and services through key third parties. This may increase outsourced data processing costs as customers adopt improvements and products and as business volumes grow.
Telephone and data line expenditures, including electronic communications with customers and between branch and customer support locations and personnel, as well as with third-party data processors, were $0.7 million, a decrease of $0.1 million, or 11%, during the third quarter of 2020 when compared to the second quarter of 2020 and an increase of $0.1 million, or 17%, when compared to the third quarter of 2019. For the nine months ended September 30, 2020, telephone and data line expenditures totaled $2.2 million, a decrease of $0.1 million, or 4%, compared to the nine months ended September 30, 2019.
Total occupancy, furniture and equipment expenses for the third quarter of 2020 increased $0.7 million, or 15%, from the second quarter of 2020, and increased $0.5 million, or 11% compared to the third quarter of 2019. The increases resulted from merger-related costs, and expenses incurred in connection with the consolidation of the legacy St. Petersburg branch in the third quarter of 2020. For the nine months ended September 30, 2020, occupancy, furniture and equipment totaled $15.2 million, a decrease of $0.6 million, or 4%, compared to the nine months ended September 30, 2019. The decrease in the nine-month period reflects the benefit of consolidating three banking center locations in 2019. Seacoast has reduced its branch count by 20% since 2017 through successful bank acquisitions and the repositioning of the banking center network in strategic growth markets to meet the evolving needs of its customers. The Company believes branches are still valuable to customers for more complex transactions, but simple tasks, such as depositing and withdrawing funds, are rapidly migrating to the digital world. Management anticipates that branch consolidations will continue for the Company and the banking industry in general.
Marketing expenses for the third quarter of 2020 totaled $1.5 million, an increase of $0.5 million, or 52%, compared to the second quarter of 2020 and an increase of $0.6 million, or 62%, compared to the third quarter of 2019. For the nine months ended September 30, 2020, marketing expenses totaled $3.8 million, an increase of $0.5 million, or 16%, compared to the nine months ended September 30, 2019. Higher expenses in the third quarter of 2020 reflect increased investment to capture the opportunity presented by dissatisfied business customers affected by unsatisfactory PPP execution by national banks.
Legal and professional fees for the third quarter of 2020 were $3.0 million, an increase of $0.7 million, or 33%, compared to the second quarter of 2020 and an increase of $1.4 million, or 83%, compared to the third quarter of 2019. The Company incurred $1.3 million in acquisition-related expenses in the third quarter of 2020, compared to $0.2 million in the second quarter of 2020. For the nine months ended September 30, 2020, legal and professional fees totaled $8.7 million, an increase of $2.1 million, or 33%, compared to the nine months ended September 30, 2019, attributed to acquisition-related expenses incurred in 2020, partially offset by higher project-related expenses incurred in the first half of 2019.

The Company utilized the remainder of previously issued FDIC small bank assessment credits to offset a portion of the assessment in the second quarter of 2020. Assessment expense in the third quarter of 2020 returned to the standard level, and is expected to be $0.5 million in the fourth quarter of 2020. For the nine months ended September 30, 2020, FDIC assessment expenses totaled $0.7 million, a decrease of $0.1 million, or 16%, compared to the nine months ended September 30, 2019, reflecting the benefit of credits applied in the 2020 period.
During the third quarter of 2020, the Company incurred expenses related to the sale of foreclosed assets, net of gains on sales, of $0.5 million compared to $0.2 million in the second quarter of 2020 (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality” for more discussion).
The provision for credit losses on unfunded lending commitments totaled $0.8 million in the third quarter of 2020, compared to $0.2 million in the second quarter of 2020 and none in the third quarter of 2019. Since adopting the CECL standard on January 1, 2020, the Company maintains an allowance for credit losses on lending-related commitments that are not unconditionally cancellable which reflects the company's estimate of lifetime losses. During the third quarter of 2020, the increase is primarily related to loan commitments acquired from Freedom Bank.
Other expense totaled $4.5 million, $3.8 million and $3.4 million for the third quarter of 2020, the second quarter of 2020 and the third quarter of 2019, respectively. For the nine months ended September 30, 2020, other expenses totaled $12.0 million, an increase of $0.8 million, or 7%, compared to the nine months ended September 30, 2019. Increases in 2020 included higher mortgage loan production-related expenses associated with higher volume, and costs related to the administration of the PPP program.
Income Taxes
For the third quarter of 2020, the Company recorded tax expense of $7.0 million compared to $7.2 million in the second quarter of 2020 and $8.5 million in the third quarter of 2019. In September 2019, the State of Florida announced a reduction in the corporate income tax rate from 5.5% to 4.458% for the years 2019, 2020 and 2021. This change resulted in additional income tax expense of $1.1 million in the third quarter of 2019 upon the write down of deferred tax assets affected by the change, offset by a $0.4 million benefit upon adjusting the year-to-date provision to the new statutory tax rate. For the nine months ended September 30, 2020, tax expenses totaled $14.0 million, a decrease of $7.7 million, or 36%, compared to the nine months ended September 30, 2019. Tax impacts related to stock-based compensation were nominal in each period.
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

Reconciliation of Non-GAAP Measures

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2020	2020	2019	2020	2019
Net income, as reported:
Net income	$22,628	$25,080	$25,605	$48,417	$71,563

Diluted earnings per share	$0.42	$0.47	$0.49	$0.91	$1.38

Noninterest Income	$16,946	$15,006	$13,943	$46,640	$40,356
Securities (gains) losses, net	(4)	(1,230)	847	(1,253)	1,322
BOLI benefits on death (included in other income)	—	—	(956)	—	(956)
Total adjustments to noninterest income	(4)	(1,230)	(109)	(1,253)	366
Total Adjusted Noninterest Income	$16,942	$13,776	$13,834	$45,387	$40,722

Noninterest Expense	51,674	$42,399	$38,583	$141,871	$122,682
Merger related charges	(4,281)	(240)	—	(9,074)	(335)
Amortization of intangibles	(1,497)	(1,483)	(1,456)	(4,436)	(4,370)
Business continuity expenses	—	—	(95)	(307)	(95)
Branch reductions and other expense initiatives[1]	(464)	—	(121)	(464)	(1,846)
Total adjustments to noninterest expense	(6,242)	(1,723.00)	(1,672)	(14,281)	(6,646)
Total Adjusted Noninterest Expense	$45,432	$40,676	$36,911	$127,590	$116,036

Income Taxes	$6,992	$7,188	$8,452	$14,025	$21,770
Tax effect of adjustments	1,530	121	572	3,195	1,956
Effect of change in corporate tax rate on deferred tax assets	—	—	(1,135)	—	(1,135)
Total adjustments to income taxes	1,530	121	(563)	3,195	821
Adjusted income taxes	8,522	7,309	7,889	17,220	22,591
Adjusted net income	$27,336	$25,452	$27,731	$58,250	$77,754

Earnings per diluted share, as reported	$0.42	$0.47	$0.49	$0.91	$1.38
Adjusted diluted earnings per share	0.50	0.48	0.53	1.09	1.50
Average diluted shares outstanding	54,301	53,308	51,935	53,325	51,996

Adjusted Noninterest Expense	$45,432	$40,676	$36,911	$127,590	$116,036
Foreclosed property expense and net (loss) gain on sale	(512)	(245)	(262)	(442)	(48)
Provision for unfunded commitments	(756)	(178)	—	(980)	—
Net Adjusted Noninterest Expense	$44,164	$40,253	$36,649	$126,168	$115,988

Revenue	$80,449	$82,278	$74,891	$240,592	$222,214
Total adjustments to revenue	(4)	(1,230)	(109)	(1,253)	366
Impact of FTE adjustment	118	116	79	348	249
Adjusted revenue on a fully tax equivalent basis	$80,563	$81,164	$74,861	$239,687	$222,829
Adjusted Efficiency Ratio	54.82%	49.60%	48.96%	52.64%	52.05%
Net Adjusted Noninterest Expense as a Percent of Average Tangible Assets[2]	2.24%	2.11%	2.21%	2.26%	2.37%

Net Interest Income	$63,503	$67,272	$60,948	$193,952	$181,858
Impact of FTE adjustment	118	116	79	348	249
Net interest income including FTE adjustment	63,621	67,388	61,027	194,300	182,107
Noninterest income	16,946	15,006	13,943	46,640	40,356

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2020	2020	2019	2020	2019
Noninterest expense	51,674	42,399	38,583	141,871	122,682
Pre-Tax Pre-Provision Earnings	28,893	39,995	36,387	99,069	99,781
Adjustments to noninterest income	(4)	(1,230)	(109)	(1,253)	366
Adjustments to noninterest expense	(7,510)	(2,146)	(1,934)	(15,703)	(6,694)
Adjusted Pre-Tax Pre-Provision Earnings	$36,399	$40,911	$38,212	$113,519	$106,841

Average Assets	$8,086,890	$7,913,002	$6,820,576	$7,686,611	$6,775,697
Less average goodwill and intangible assets	(228,801)	(230,871)	(227,389)	(228,795)	(228,710)
Average Tangible Assets	$7,858,089	$7,682,131	$6,593,187	$7,457,816	$6,546,987

Return on Average Assets (ROA)	1.11%	1.27%	1.49%	0.84%	1.41%
Impact of removing average intangible assets and related amortization	0.09	0.10	0.12	0.09	0.12
Return on Average Tangible Assets (ROTA)	1.20	1.37	1.61	0.93	1.53
Impact of other adjustments for Adjusted Net Income	0.18	(0.04)	0.06	0.11	0.06
Adjusted Return on Average Tangible Assets	1.38%	1.33%	1.67%	1.04%	1.59%

Average Shareholders' Equity	$1,061,807	$1,013,095	$946,670	$1,023,107	$912,817
Less average goodwill and intangible assets	(228,801)	(230,871)	(227,389)	(228,795)	(228,710)
Average Tangible Equity	$833,006	$782,224	$719,281	$794,312	$684,107

Return on Average Shareholders' Equity	8.48%	9.96%	10.73%	6.32%	10.48%
Impact of removing average intangible assets and related amortization	2.87	3.51	4.00	2.39	4.15
Return on Average Tangible Common Equity (ROTCE)	11.35	13.47	14.73	8.71	14.63
Impact of other adjustments for Adjusted Net Income	1.71	(0.38)	0.57	1.09	0.57
Adjusted Return on Average Tangible Common Equity	13.06%	13.09%	15.30%	9.80%	15.20%

Loan Interest Income[2]	$60,573	$64,929	$63,138	$189,026	$187,808
Accretion on acquired loans	(3,254)	(2,988)	(3,859)	(10,529)	(11,963)
Interest and fees on PPP loans	(1,719)	(5,068)	—	(6,787)	—
Loan interest income excluding PPP and accretion on acquired loans[2]	$55,600	$56,873	$59,279	$171,710	$175,845

Yield on Loans[2]	4.11%	4.56%	5.06%	4.51%	5.15%
Impact of accretion on acquired loans	(0.22)	(0.21)	(0.30)	(0.25)	(0.33)
Impact of PPP	0.33	(0.04)	—	0.11	—
Yield on loans excluding PPP and accretion on acquired loans[2]	4.22%	4.31%	4.76%	4.37%	4.82%

Net Interest Income[2]	$63,621	$67,388	$61,027	$194,300	$182,107
Accretion on acquired loans	(3,254)	(2,988)	(3,859)	(10,529)	(11,963)
Interest and fees on PPP	(1,719)	(5,068)	—	(6,787)	—
Net interest income excluding PPP and accretion on acquired loans[2]	$58,648	$59,332	$57,168	$176,984	$170,144

Net Interest Margin[2]	3.40%	3.70%	3.89%	3.67%	3.95%
Impact of accretion on acquired loans	(0.17)	(0.16)	(0.25)	(0.20)	(0.26)

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2020	2020	2019	2020	2019
Impact of PPP	0.19	(0.08)	—	0.04	—
Net interest margin excluding PPP and accretion on acquired loans[2]	3.42%	3.46%	3.64%	3.51%	3.69%

Loan Interest Income[2]	$60,573	$64,929	$63,138	$189,026	$187,808
Tax equivalent adjustment to loans	(86)	(85)	(46)	(255)	(141)
Loan interest income excluding tax equivalent adjustment	$60,487	$64,844	$63,092	$188,771	$187,667

Securities Interest Income[2]	$7,129	$7,725	$8,966	$23,702	$27,387
Tax equivalent adjustment to securities	(32)	(31)	(33)	(93)	(108)
Securities interest income excluding tax equivalent adjustment	$7,097	$7,694	$8,933	$23,609	$27,279

Net Interest Income[2]	$63,621	$67,388	$61,027	$194,300	$182,107
Tax equivalent adjustments to loans	(86)	(85)	(46)	(255)	(141)
Tax equivalent adjustments to securities	(32)	(31)	(33)	(93)	(108)
Net interest income excluding tax equivalent adjustments	$63,503	$67,272	$60,948	$193,952	$181,858

[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company's branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $1.2 billion at September 30, 2020, or 17%, from December 31, 2019, reflecting the impact of the PPP loans program, higher deposit balances, and the impact of the FBPB and Freedom Bank acquisitions completed in 2020.
Securities
Information related to maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.
At September 30, 2020, the Company had $1.3 billion in debt securities available-for-sale and $207.4 million in debt securities held-to-maturity. The Company's total debt securities portfolio increased $286.0 million or 24%, from December 31, 2019.
During the nine months ended September 30, 2020, there were $626.7 million of debt security purchases and $237.1 million in paydowns and maturities. For the nine months ended September 30, 2020, proceeds from the sale of securities totaled $96.7 million, with net gains of $1.1 million. For the nine months ended September 30, 2019, there were $164.5 million debt security purchases and aggregated maturities and principal paydowns totaled $98.3 million. Proceeds from sales of securities during the nine months ended September 30, 2019 totaled $122.9 million, with net losses of $1.5 million.
Debt securities generally return principal and interest monthly. The modified duration of the investment portfolio at September 30, 2020 was 3.3 years, compared to 3.5 years at December 31, 2019.
At September 30, 2020, available-for-sale debt securities had gross unrealized losses of $3.7 million and gross unrealized gains of $28.6 million, compared to gross unrealized losses of $2.7 million and gross unrealized gains of $8.8 million at December 31, 2019.
The credit quality of the Company’s securities holdings are primarily investment grade. U.S. Treasuries, obligations of U.S. government agencies and obligations of U.S. government sponsored entities totaled $1.2 billion, or 77%, of the total portfolio.
The portfolio includes $100.8 million in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $74.0 million, with a fair value of $74.4 million, in private label mortgage-backed residential securities with weighted average credit support of 27%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate mortgage loans. Non-guaranteed agency commercial securities total $25.0 million, with a fair value of $26.4 million. These securities have weighted average credit support of 11%. The collateral underlying these mortgages are primarily pooled multifamily loans.

The Company also has invested $203.8 million, with a fair value of $201.4 million, in uncapped 3-month LIBOR floating rate collateralized loan obligations ("CLOs"). CLOs are special purpose vehicles, and the Company’s holdings purchase nearly all first lien broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of September 30, 2020, , the Company held 27 total positions, all of which were in AAA/AA tranches with average credit support of 31%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments for each CLO security. The results of this analysis did not indicate expected credit losses.

Held-to-maturity securities consist solely of mortgage-backed securities guaranteed by government agencies.
At September 30, 2020, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current rate environment. Management believes that each investment will recover any price depreciations over its holding period as the debt securities move to maturity and there is the intent and ability to hold these investments to maturity if necessary. Therefore, at September 30, 2020, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $5.9 billion at September 30, 2020, $659.6 million more than at December 31, 2019, an increase of 13%. The increase reflects the additions of loans through the acquisition of FBPB in the first quarter of 2020 and of Freedom Bank in the third quarter of 2020, and loans originated under the SBA's Paycheck Protection Program.
For the nine months ended September 30, 2020, the Company originated $378.4 million in commercial and commercial real estate loans were originated compared to $749.5 million for the nine months ended September 30, 2019, a decrease of $371.0 million, or 50%. The loan pipeline for commercial and commercial real estate loans totaled $256.2 million at September 30, 2020. Commercial originations decreased during the third quarter of 2020 as a result of a continued approach on new credits given an uncertain economic outlook associated with the COVID-19 pandemic. The Company will continue to serve current strong relationships that meet strict credit underwriting guidelines, with liquidity and balance sheets that can support significant stress.
The Company closed $74.7 million in residential loans retained in the portfolio during the nine months ended September 30, 2020, compared to $123.8 million closed during the nine months ended September 30, 2019, an increase of 40%. Saleable volumes were higher for the nine months ended September 30, 2020, representing 82% of production versus 59% of production during the nine months ended September 30, 2019. The saleable residential mortgage pipeline at September 30, 2020 totaled $149.9 million while the retained pipeline decreased to $33.4 million as of September 30, 2020. The residential lending team has adapted quickly to heightened demand and has increased service levels to homebuyers, refinance customers, and local real estate professionals. As a result, the Company has recognized substantial growth in market share.
Consumer originations totaled $171.8 million for the nine months ended September 30, 2020, higher by $14.9 million, or 9%, compared to the nine months ended September 30, 2019, and the pipeline for these loans at September 30, 2020 was $17.1 million.
The Company remains committed to sound risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains below regulatory limits (see “Loan Concentrations”).

The following tables detail loan portfolio composition at September 30, 2020 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in Note E-Loans; and at December 31, 2019 for portfolio loans, purchased credit impaired loans ("PCI") and purchased unimpaired loans("PUL").

	September 30, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$246,312	$30,720	$3,578	$280,610
Commercial real estate - owner-occupied	817,547	267,223	40,690	1,125,460
Commercial real estate - non owner-occupied	1,014,993	348,085	31,386	1,394,464
Residential real estate	1,182,558	201,221	9,617	1,393,396
Commercial and financial	711,358	105,327	16,398	833,083
Consumer	184,608	7,306	302	192,216
Paycheck Protection Program	584,577	54,223	—	638,800
Totals	$4,741,953	$1,014,105	$101,971	$5,858,029

	December 31, 2019
(In thousands)	Portfolio Loans	PULs	PCI Loans	Total
Construction and land development	$281,335	$43,618	$160	$325,113
Commercial real estate[1]	1,834,811	533,943	10,217	2,378,971
Residential real estate	1,304,305	201,848	1,710	1,507,863
Commercial and financial	697,301	80,372	579	778,252
Consumer	200,166	8,039	—	208,205
Totals	$4,317,918	$867,820	$12,666	$5,198,404
[1]Commercial real estate includes owner-occupied balances of $1.0 billion for December 31, 2019.
The amortized cost basis at September 30, 2020 included net deferred costs of $21.8 million on non-PPP portfolio loans and net deferred fees of $13.1 million on PPP loans. At December 31, 2019, the amortized cost basis included net deferred costs of $19.9 million. At September 30, 2020, the remaining fair value adjustments on acquired loans was $34.6 million, or 3.0% of the outstanding acquired loan balances. At December 31, 2019, the remaining fair value adjustments for acquired loans was $34.9 million, or 3.8% of the acquired loan balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.
Commercial real estate ("CRE") loans, inclusive of owner-occupied commercial real estate, increased by $141.0 million, or 6%, in the nine months ended September 30, 2020, totaling $2.5 billion at September 30, 2020 compared to $2.4 billion at December 31, 2019. Owner-occupied commercial real estate loans represent $1.1 billion, or 45%, of the commercial real estate portfolio.
Fixed-rate and adjustable-rate loans secured by commercial real estate, excluding construction loans, totaled approximately $2.0 billion and $492.1 million, respectively, at September 30, 2020, compared to $2.0 billion and $418.8 million, respectively, at December 31, 2019.
The CARES Act, which was signed into law on March 27, 2020, encourages financial institutions to practice prudent efforts to work with borrowers financially impacted by the COVID-19 pandemic by providing an option for financial institutions to exclude from TDR consideration certain loan modifications that might otherwise be categorized as TDRs under ASC 310-40. This option is available for modifications that are deemed to be COVID-related, where the borrower was not more than 30 days past due on December 31, 2019, and the modification is executed between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. Federal banking regulators issued similar guidance that also allows lenders to conclude that short-term modifications for borrowers affected by the COVID-19 pandemic should not be considered TDRs if the borrower was current at the time of modification.

At September 30, 2020, Seacoast had $702.7 million of loans on payment deferral, none of which have been classified as TDRs. 97% of these loans are scheduled to return to regular payments in the fourth quarter of 2020. Interest and fees have continued to accrue on these loans during the deferral period. If economic conditions deteriorate further, these borrowers may be unable to resume scheduled payments, which may result in reversal of accrued interest, further modification of terms and additional necessary provisions for credit losses. As of September 30, 2020, the Company had $15.4 million in accrued interest associated with loans in short-term payment deferral status, against which the Company established a valuation allowance of $0.4 million for potentially uncollectable accrued interest.
The following table presents loans, excluding PPP loans, at September 30, 2020:

(In thousands)	Loans with Deferrals	Total Loans including Loans with Deferrals	% of Loans with Deferrals
Construction and land development	$9,359	$280,610	3%
Commercial real estate - owner-occupied	204,710	1,125,460	18
Commercial real estate - non owner-occupied	344,573	1,394,464	25
Residential real estate	75,885	1,393,396	5
Commercial and financial	61,308	833,083	7
Consumer	6,815	192,216	4
Totals	$702,650	$5,219,229	13%

The following table details commercial real estate and construction and land development loans outstanding by collateral type at September 30, 2020:

($ in thousands)	Commercial Real Estate	Construction and Land Development	Total	% of Total Loans	Deferred Loans	% of Category Deferred
Office Building	$727,518	$12,465	$739,983	13%	$134,654	18%
Retail	444,395	21,093	465,488	8	147,214	32
Industrial & Warehouse	366,175	6,266	372,441	6	47,160	13
Other Commercial Property	249,619	25	249,644	4	43,211	17
Healthcare	203,546	21,321	224,867	4	27,797	12
Apartment Building / Condominium	165,855	30,164	196,019	3	15,315	8
Hotel / Motel	132,571	2,866	135,437	2	86,230	64
Vacant Lot	2,661	76,171	78,832	1	6,255	8
1-4 Family Residence - Individual Borrowers	—	63,083	63,083	1	—	—
Convenience Store	55,523	—	55,523	1	14,754	27
Restaurant	46,460	1,796	48,256	1	18,727	39
Church	29,720	—	29,720	1	4,771	16
1-4 Family Residence - Spec Home	—	26,624	26,624	—	—	—
School / Education	21,749	3,093	24,842	—	6,085	24
Agriculture	20,726	—	20,726	—	321	2
Manufacturing Building	18,312	—	18,312	—	59	—
1-4 Family Residence - Builder Lines	22	15,643	15,665	—	—	—
Recreational Property	14,964	—	14,964	—	5,852	39
Other Properties	20,108	—	20,108	—	237	1
Total	$2,519,924	$280,610	$2,800,534	48%	$558,642	20%

The largest collateral type in the CRE and construction portfolios, when aggregated, is office buildings, representing 13% of the portfolio. The average loan size in the office building category is $578 thousand, the average loan to value ("LTV") is 53%, and 57% of this category is classified as owner-occupied. This primarily includes medical, accounting, engineering, health care, veterinarians and other similar professionals. 41% of the office building category is stabilized income-producing investment properties.
The second-largest category is retail, representing 8% of total loans. The average loan size in the retail category is $1.3 million and the average LTV is 46%. Loans collateralized by hotels/motels represent $135 million with an average loan size of $3.4 million and an average LTV of 52%. Restaurant exposure is limited at $48 million in loans, and is distributed among quick serve and full-service restaurants, with an average loan size of $761 thousand and LTV of 52%.
Commercial and financial loans outstanding were $833.1 million at September 30, 2020 and $778.3 million at December 31, 2019, an increase of 7.0%. The Company's primary customers for commercial and financial loans are small to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing companies. Such businesses are smaller and subject to the risks of lending to small- to medium-sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.
The following table details the commercial and financial loans outstanding by industry type at September 30, 2020:

($ in thousands)	Commercial and Financial	% of Total Loans	Deferred Loans	% of Category
Management Companies[1]	$186,298	3%	$5,114	3%
Professional, Scientific, Technical & Other Services	97,176	2	3,330	3
Real Estate Rental & Leasing	83,729	1	6,359	8
Construction	76,190	1	2,556	3
Finance & Insurance	61,915	1	272	—
Healthcare & Social Assistance	61,509	1	9,651	16
Transportation & Warehousing	45,582	1	7,132	16
Manufacturing	45,565	1	3,121	7
Wholesale Trade	36,940	1	12,337	33
Retail Trade	24,256	—	2,248	9
Education	20,458	—	—	—
Accommodation & Food Services	17,839	—	3,329	19
Administrative Support	13,441	—	635	5
Public Administration	13,131	—	—	—
Agriculture	11,159	—	—	—
Other Industries	37,895	1	5,224	14
Total	$833,083	14%	$61,308	7%
[1]Primarily corporate aircraft and marine vessels associated with high net worth individuals.
Residential real estate loans decreased $114.5 million, or 8%, to $1.4 billion as of September 30, 2020, compared to December 31, 2019. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At September 30, 2020, approximately $486.6 million, or 35%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans, which includes hybrid adjustable-rate mortgages. Fixed-rate mortgages totaled approximately $577.0 million, or 41%, at September 30, 2020, of which 15- and 30-year mortgages totaled $41.1 million and $357.5 million, respectively. Remaining fixed-rate balances were comprised of home improvement loans totaling $178.3 million, most with maturities of 10 years or less. Home equity lines of credit ("HELOCs"), primarily floating rates, totaled $329.8 million at September 30, 2020. In comparison, loans secured by residential properties having fixed rates totaled $659.4 million at December 31, 2019, with 15- and 30-year fixed-rate residential mortgages totaling $43.5 million and $372.0 million, respectively, and home equity mortgages and HELOCs totaling $243.8 million and $292.1 million, respectively. Borrowers in the residential real estate portfolio have an average credit score of 755. Specifically for HELOCs, borrowers have an average credit score of 750. The average LTV of our HELOC portfolio is 59% with 46% of the portfolio being in first lien position.

The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $16.0 million, or 8%, to total $192.2 million compared to $208.2 million at December 31, 2019. Borrowers in the consumer portfolio have an average credit score of 745.
At September 30, 2020, the Company had unfunded loan commitments of $1.6 billion compared to $1.0 billion at December 31, 2019.
Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $779.0 million and represented 13% of the total portfolio at September 30, 2020 compared to $680.2 million, or 13%, at year-end 2019.
The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at September 30, 2020 aggregated to $265.6 million, of which $193.4 million was funded compared to $268.9 million at December 31, 2019, of which $179.0 million was funded. The Company had 140 commercial and commercial real estate relationships in excess of $5 million totaling $1.4 billion, of which $1.2 billion was funded at September 30, 2020 compared to 120 relationships totaling $1.2 billion at December 31, 2019, of which $1.0 billion was funded.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital declined to 30% and 176%, respectively, at September 30, 2020, compared to 40% and 204%, respectively, at December 31, 2019. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 28% and 165%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality
Nonperforming assets (“NPAs”) at September 30, 2020 totaled $52.8 million, and were comprised of $36.9 million of nonaccrual loans, $12.3 million of other real estate owned (“OREO”), and $3.6 million of branches and other properties used in bank operations taken out of service. Compared to December 31, 2019, nonaccrual loans increased $9.9 million, spread across several loans. The increase in OREO of $6.8 million from December 31, 2019 includes the addition of one multifamily construction property for $6.5 million and one residential property for $0.9 million offset by sales of $0.6 million. The decrease in OREO for bank branches of $3.3 million reflects the sale of a single branch property and a $1.3 million operations building acquired and subsequently sold in 2020. Overall, NPAs increased $13.4 million, or 34%, from $39.3 million recorded as of December 31, 2019. At September 30, 2020, approximately 80% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At September 30, 2020, nonaccrual loans were written down by approximately $9.7 million, or 14% of the original loan balance (including specific impairment reserves).
Nonperforming loans to total loans outstanding at September 30, 2020 increased to 0.63% from 0.52% at December 31, 2019. Nonperforming assets to total assets at September 30, 2020 increased to 0.64% from 0.55% at December 31, 2019.
The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.
The Company pursues loan restructurings in select cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings ("TDRs") have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $10.2 million at September 30, 2020 compared to $11.1 million at December 31, 2019. Accruing TDRs are excluded from the nonperforming asset ratios.
Beginning in March 2020, in response to the economic downturn resulting from the COVID-19 pandemic, the Company has offered short-term payment deferrals to affected borrowers. As of September 30, 2020, pandemic-related deferrals totaled $702.7 million and are not considered TDRs. If economic conditions deteriorate further, these borrowers may be unable to resume scheduled payments, which may result in further modification of terms and the potential for classification as a TDR in future periods.
The table below sets forth details related to nonaccrual and accruing restructured loans.

	September 30, 2020
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Performing	Total
Construction and land development	$573	$31	$604	$118
Commercial real estate - owner-occupied	1,147	2,355	3,502	109
Commercial real estate - non owner-occupied	2,034	6,188	8,222	4,445
Residential real estate	8,147	9,016	17,163	5,246
Commercial and financial	3,903	3,134	7,037	26
Consumer	340	29	369	246
Total	$16,144	$20,753	$36,897	$10,190

	December 31, 2019
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Performing	Total
Construction and land development	$4,902	$35	$4,937	$131
Commercial real estate	3,800	2,720	6,520	4,666
Residential real estate	2,552	6,928	9,480	6,027
Commercial and financial	4,674	1,234	5,908	27
Consumer	38	72	110	249
Total	$15,966	$10,989	$26,955	$11,100
 At September 30, 2020 and December 31, 2019, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	September 30, 2020		December 31, 2019
(In thousands)	Number	Amount	Number	Amount
Rate reduction	40	$9,239	56	$10,739
Maturity extended with change in terms	40	4,119	48	5,083
Chapter 7 bankruptcies	13	437	22	1,275
Not elsewhere classified	20	2,648	11	966
Total	113	$16,443	137	$18,063
During the three months ended September 30, 2020, one loan was modified to a TDR totaling $41,000, compared to three loans totaling $1.6 million for the three months ended September 30, 2019. During the nine months ended September 30, 2020, eight loans totaling $0.6 million were modified to a TDR, compared to seven loans totaling $4.0 million for the nine months ended September 30, 2019. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. During the nine months ended September 30, 2020, there were four defaults totaling $1.4 million that had been modified within the preceding twelve months. During the nine months ended September 30, 2019, there were three defaults on loans totaling $2.1 million to a single borrower that had been modified to a TDR within the preceding twelve months. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, has been charged off or has been transferred to OREO.
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
Upon adoption of the new model, the initial adjustment to the allowance for credit losses was an increase of $21.2 million, bringing the ratio of allowance to total loans from 0.68% at December 31, 2019 to 1.08% at January 1, 2020. The increase was attributed to the new requirement to estimate losses over the full remaining expected life of the loans and to the impact of the new guidance on the Company's acquired loan portfolio. The economic forecast scenario as of January 1, 2020 projected a stable macroeconomic environment over the three year forecast period. In addition to the $21.2 million impact of the initial adoption of ASC Topic 326, increases in the allowance during the first and second quarters of 2020 reflected the deterioration of the current and forecasted macroeconomic environment with the onset of the COVID-19 pandemic.
During the third quarter of 2020, the Company recorded a reversal of provision of $1.2 million resulting from the significant change in the economic outlook and a slowing in loan origination activity. Additionally and offsetting, a provision of $0.4 million was recorded to reserve for the potential that a portion of accrued interest will not be collected. This reserve was recorded as an offset to the accrued interest receivable balance in Other Assets. No allowance has been assigned to PPP loans, which are guaranteed by the U.S. government. Net charge-offs for the third quarter of 2020 were $1.7 million, or 0.12% of average loans and, for the four most recent quarters, averaged 0.14% of outstanding loans. Excluding PPP loans, the ratio of allowance to total loans increased to 1.80% at September 30, 2020 from 1.76% at June 30, 2020. Uncertainty related to market conditions and the economic outlook will likely continue through the end of 2020 as the ongoing effects of the pandemic and the potential for additional government assistance programs remain unknown.

The following tables present the activity in the allowance for credit losses on loans by segment:

	Three Months Ended September 30, 2020
(In thousands)	Beginning Balance	Initial Impact on Allowance of PCD Loans Acquired During the Period	Provision for Credit Losses[1]	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$7,161	$39	$475	$—	$26	$—	$7,701
Commercial real estate - owner-occupied	5,562	954	689	—	26	(12)	7,219
Commercial real estate - non owner-occupied	38,992	2,096	(7,050)	(25)	5	—	34,018
Residential real estate	20,453	27	(3,196)	(19)	65	(5)	17,325
Commercial and financial	15,514	2,632	8,081	(1,776)	203	—	24,654
Consumer	3,568	15	(244)	(355)	114	(2)	3,096
Paycheck Protection Program	—	—	—	—	—	—	—
Totals	$91,250	$5,763	$(1,245)	$(2,175)	$439	$(19)	$94,013

[1]Excludes $0.4 million provision for credit losses on accrued interest receivable

	Nine Months Ended September 30, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Impact on Allowance of PCD Loans Acquired During the Period	Provision for Credit Losses[1]	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$1,842	$1,479	$87	$4,202	$—	$92	$(1)	$7,701
Commercial real estate - owner-occupied	5,361	80	1,161	655	(45)	44	(37)	7,219
Commercial real estate - non owner-occupied	7,863	9,341	2,236	14,578	(37)	37	—	34,018
Residential real estate	7,667	5,787	124	3,638	(150)	283	(24)	17,325
Commercial and financial	9,716	3,677	2,643	12,144	(4,642)	1,116	—	24,654
Consumer	2,705	862	28	662	(1,442)	284	(3)	3,096
Paycheck Protection Program	—	—	—	—	—	—	—	—
Totals	$35,154	$21,226	$6,279	$35,879	$(6,316)	$1,856	$(65)	$94,013

[1]Excludes $0.4 million provision for credit losses on accrued interest receivable

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At September 30, 2020, the Company had $1.4 billion in loans secured by residential real estate and $2.5 billion in loans secured by commercial real estate, representing 24% and 43% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
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
The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. The Company strategically increased brokered deposits in the first quarter of 2020 to supplement its liquidity position, given the unknown impact of the COVID-19 pandemic on business and economic conditions. Brokered certificates of deposits ("CDs") at September 30, 2020 were $381.0 million, an increase of $91.8 million, or 19%, from December 31, 2019. CD maturities are laddered, with $147.2 million maturing in the fourth quarter of 2020.
Cash and cash equivalents, including interest bearing deposits, totaled $309.6 million on a consolidated basis at September 30, 2020, compared to $124.5 million at December 31, 2019, an increase of 149%. Higher cash and cash equivalent balances at September 30, 2020 reflect favorable deposit growth, including PPP loan funds and government stimulus payments received by our customers and generally lower consumer spending levels in 2020.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available-for-sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At September 30, 2020, the Company had available unsecured lines of credit of $135.0 million and secured lines of credit, which are subject to change, of $1.7 billion. In addition, the Company had $1.2 billion of debt securities and $646.1 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2019, the Company had available unsecured lines of $130.0 million and secured lines of credit of $1.1 billion, and $924.2 million of debt securities and $830.0 million in residential and commercial real estate loans available as collateral. In April 2020, the Federal Reserve offered term funding with a fixed rate of 35 basis points on pledged Paycheck Protection Program loans. The Company initially expected to utilize this program, however, as the Bank's deposits increased significantly due to PPP loans being funded directly into bank deposit accounts and reduced spending due to the COVID-19 pandemic combined with the Bank's relatively low cost of deposits, utilization became unnecessary.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the third quarter of 2020, Seacoast Bank distributed $5.2 million to the Company and, at September 30, 2020, is eligible to distribute dividends to the Company of approximately $192.8 million without prior regulatory approval. Total dividends of $11.0 million have been distributed to the Company in 2020. At September 30, 2020, the Company had cash and cash equivalents at the parent of approximately $59.4 million compared to $53.0 million at December 31, 2019.
Deposits and Borrowings
The Company’s balance sheet continues to be primarily funded by core deposits.
Total deposits increased $1.3 billion, or 24%, to $6.9 billion at September 30, 2020, compared to $5.6 billion at December 31, 2019. The acquisition of FBPB in the first quarter of 2020 added $173.7 million in deposits and the acquisition of Freedom Bank in the third quarter of 2020 added $329.7 million in deposits. The remaining increase was partially attributed to PPP borrowers' loan proceeds that remain in deposit accounts at September 30, 2020, as well as higher balances resulting from decreased customer spending due to the COVID-19 pandemic.

Since December 31, 2019, interest bearing deposits (interest bearing demand, savings and money market deposits) increased $688.3 million, or 25%, to $3.5 billion, and CDs (excluding brokered CDs) decreased $76.7 million, or 11%, to $635.5 million. Noninterest demand deposits were higher by $810.3 million, or 51%, compared to year-end 2019, totaling $2.4 billion. Noninterest demand deposits represented 35% of total deposits at September 30, 2020 and 28% at December 31, 2019.
During the nine months ended September 30, 2020, $1.6 billion of brokered CDs at an average rate of 1.36% matured. Brokered CDs at September 30, 2020 totaled $381.0 million compared to $472.9 million at December 31, 2019. CD maturities are laddered, with $147.2 million maturing in the fourth quarter of 2020.
Customer repurchase agreements totaled $89.5 million at September 30, 2020, increasing $3.4 million, or 4%, from December 31, 2019. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.
No unsecured federal funds purchased were outstanding at September 30, 2020.
At September 30, 2020 and December 31, 2019, borrowings were comprised of subordinated debt of $71.3 million and $71.1 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $35.0 million and $315.0 million, respectively. The weighted average rate for FHLB funds during the nine months ended September 30, 2020 and 2019 was 1.08% and 2.51%, respectively, and compared to 2.28% for the year ended December 31, 2019. FHLB borrowings outstanding as of September 30, 2020 bear interest at 0.72% and mature in 2023. Secured FHLB borrowings are an integral tool in liquidity management for the Company.
The Company has issued subordinated debt in conjunction with its wholly owned trust subsidiaries in connection with bank acquisitions in previous years. The acquired junior subordinated debentures (in accordance with ASC Topic 805 Business Combinations) were recorded at fair value, which collectively is $4.0 million lower than face value at September 30, 2020. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.
The weighted average interest rate of outstanding subordinated debt related to trust preferred securities was 3.28% and 4.87% for the nine months ended September 30, 2020 and 2019, respectively, and compared to 4.75% for the year ended December 31, 2019.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $1.6 billion at September 30, 2020 and $1.0 billion at December 31, 2019.
During the current economic uncertainty created by the COVID-19 pandemic, borrowers may be more dependent upon lending commitments than they have been in the past, and more likely to draw on the commitments, though no material increase in utilization has occurred through September 30, 2020. The Company has a reserve for potential credit losses on unfunded lending-related commitments of $3.0 million recorded in Other Liabilities.

Capital Resources
The Company’s equity capital at September 30, 2020 increased $112.7 million, or 11%, from December 31, 2019 to $1.1 billion. Changes in equity included increases from net income of $48.4 million, the issuance of stock pursuant to the FBPB and Freedom Bank acquisitions of $62.2 million, and an increase in accumulated other comprehensive income of $14.8 million primarily attributed to the increase in market value of available-for-sale debt securities. These increases were partially offset by a $16.9 million decrease from the adoption of CECL.
The ratio of shareholders’ equity to period end total assets was 13.25% and 13.87% at September 30, 2020 and December 31, 2019, respectively. The ratio of tangible shareholders’ equity to tangible assets was 10.67% and 11.05% at September 30, 2020 and December 31, 2019, respectively. The decrease was due to growth in the balance sheet, the result of bank acquisitions, PPP loans and associated liquidity.
Activity in shareholders’ equity for the nine months ended September 30, 2020 and 2019 follows:

(In thousands)	2020	2019
Beginning balance at December 31, 2019 and 2018	$985,639	$864,267
Net income	48,417	71,563
Cumulative change in accounting principle upon adoption of new accounting pronouncement	(16,876)	—
Issuance of stock pursuant to acquisitions	62,152	—
Stock compensation, net of Treasury shares acquired	4,251	3,477
Change in other comprehensive income	14,758	23,371
Ending balance at September 30, 2020 and 2019	$1,098,341	$962,678
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

September 30, 2020	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	17.98%	16.84%	10.00%
Tier 1 Capital Ratio	16.88%	15.74%	8.00%
Common Equity Tier 1 Ratio (CET1)	15.60%	15.74%	6.50%
Leverage Ratio	11.97%	11.16%	5.00%
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 17.98% at September 30, 2020, an increase from December 31, 2019’s ratio of 15.71%. During the first quarter of 2020, the Company adopted interagency guidance which delays the impact of CECL adoption on capital for two years followed by a three year phase-in period. At September 30, 2020, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 11.16%, well above the minimum to be well capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $192.8 million of dividends to the Company.
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
The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $71.3 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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
Note F to the financial statements (titled “Allowance for Credit Losses”) summarizes the Company’s allocation of the allowance for credit losses on loans by loan segment and provides detail regarding charge-offs and recoveries for each loan segment and the composition of the loan portfolio at September 30, 2020 and December 31, 2019.
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
As a result of recent volatility in the financial markets and overall decline in bank stock valuations since the onset of the COVID-19 pandemic, management performed a qualitative assessment to determine whether a triggering event had occurred that would indicate goodwill impairment. At September 30, 2020, the Company determined that no triggering event had occurred which would require a full interim goodwill impairment test. In the event of a sustained decline in share price or further deterioration in the macroeconomic outlook, continued assessments of the Company's goodwill balance will likely be required in future periods. Any impairment charge would not affect the Company’s regulatory capital ratios, tangible common equity ratio or liquidity position.
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
The fair value of the available-for-sale portfolio at September 30, 2020 was greater than historical amortized cost, resulting in net unrealized gains of $25.0 million that have been included in accumulated other comprehensive income as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2020 or 2019. The fair value of each security available-for-sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available-for-sale portfolio.
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
Contingent Liabilities – Critical Accounting Policies and Estimates
Seacoast is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of the Company's business activities. These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or its advisers may learn of additional information that can affect the assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At September 30, 2020 and December 31, 2019, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company's Asset and Liability Management Committee ("ALCO") uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to instantaneous changes in market rates of 100 basis point increases up to 200 basis points of change on net interest income and is monitored on a quarterly basis.
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on October 1, 2020, holding all other changes in the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net
Change in Interest Rates	Interest Income
	1-12 months	13-24 months
+2.00%	9.25%	15.22%
+1.00%	4.78%	8.06%
Current	0.00%	0.00%
-1.00%	(6.24)%	(11.67)%
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 29.2% at September 30, 2020. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

% Change in
Change in Interest Rates	Economic Value of
Equity
+2.00%	30.20%
+1.00%	16.70%
Current	0.00%
-1.00%	(22.90)%
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2020 and concluded that those disclosure controls and procedures are effective.
During the quarter ended September 30, 2020, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. There has been no significant impact to internal controls over financial reporting as a result of the COVID-19 pandemic. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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
The COVID-19 pandemic has and will continue to adversely impact our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
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
In an effort to support our communities during the COVID-19 pandemic, we participated in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made, and those loans are subject to regulatory requirements that require forbearance of loan payments for a specified time, or that limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, if the terms of the program change, or if the SBA determines there is a deficiency in the manner in which any PPP loans were originated, funded or serviced by the Company, we may be subject to repayment risk as well as the heightened risk of holding these loans at unfavorable interest rates as compared to loans to customers that we would have otherwise extended credit.

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
Strategic Risk. Our financial condition and results of operations may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. In recent months, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to severe disruptions and volatility in the global capital markets. Furthermore, many of the governmental actions in response to the COVID-19 pandemic have been directed toward curtailing household and business activity to contain the COVID-19 pandemic. These actions have been rapidly changing. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses, and these restrictions could recur if there are future increases in the spread of the virus. The future effects of the COVID-19 pandemic on economic activity could negatively affect the future banking products we provide, including a decline in loan originations.
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
Through the third quarter of 2020, we have continued to recognize interest income for loans on deferred payment status. If it is later determined that the borrower will be unable to make all payments due, the loan may be classified as nonaccrual, and interest accrued but not collected will be reversed against interest income, which would negatively affect net interest income in the period of reversal.
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
Liquidity and Litigation Risk. Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential effects from negative economic conditions noted above, the Company instituted a program to help customers financially impacted by the COVID-19 pandemic. This program includes waiving certain fees and charges and offering payment deferment and other loan relief, as appropriate, for customers impacted by the COVID-19 pandemic. The Company’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments. In addition, if these deferrals are not effective in mitigating the effect of the COVID-19 pandemic on the Company’s customers, it may adversely affect its business and results of operations more substantially over a longer period of time. In addition, a significant amount of the loan growth the Company experienced during the second quarter was a direct result of PPP loans, and such growth did not continue in the third quarter of 2020. Furthermore, since the inception of the PPP, several banks have been subject to recent litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. In addition, some banks have received negative media attention associated with PPP loans. The Company and the Bank are exposed to similar litigation risk and negative media attention risk, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation or negative media attention could have a material adverse impact on our business, financial condition and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities during the first nine months of 2020, entirely related to equity incentive plan activity, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan[1]	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/20 to 1/31/20	1,114	$25.79	343,340	71,660
2/1/20 to 2/29/20	1,199	23.66	344,539	70,461
3/1/20 to 3/31/20	1,735	17.39	346,274	68,726
Total - 1st Quarter	4,048	$21.56	346,274	68,726
4/1/20 to 4/30/20	1,509	21.35	347,783	67,217
5/1/20 to 5/31/20	1,688	20.66	349,471	65,529
6/1/20 to 6/30/20	1,812	19.38	351,283	63,717
Total - 2nd Quarter	5,009	$20.40	351,283	63,717
7/1/20 to 7/31/20	2,030	17.94	353,313	61,687
8/1/20 to 8/31/20	1,874	19.23	355,187	59,813
9/1/20 to 9/30/20	2,185	17.13	357,372	57,628
Total - 3rd Quarter	6,089	$18.05	357,372	57,628
Year to Date 2020	15,146	$19.77	357,372	57,628
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

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 5, 2020	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
Chairman and Chief Executive Officer

November 5, 2020	/s/ Tracey L. Dexter
Tracey L. Dexter
Chief Financial Officer