Form 10-K
period 2020-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2021-03-01
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
                                              ☒ Yes            ☐ No
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).☐ Yes  ☒ No
The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2020, as reported on the NASDAQ Global Select Market, was $1,081,009,362. The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of January 31, 2021, was 55,249,870.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2021 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2021 Proxy Statement shall be deemed so incorporated.

SPECIAL CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made or incorporated by reference herein which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, and intentions about future performance, and involve known and unknown risks, uncertainties and other factors any of which may be impacted by the COVID-19 pandemic and related effects on the U.S. economy, which may be beyond the Company's control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) or its wholly-owned banking subsidiary, Seacoast National Bank (“Seacoast Bank”) to be materially different from those set forth in the forward-looking statements.
All statements other than statements of historical fact could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•the effects of future economic and market conditions, including seasonality;
•the adverse effects of COVID-19 (economic and otherwise) on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;
•government or regulatory responses to the COVID-19 pandemic;
•governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve (“Federal Reserve”), as well as legislative, tax and regulatory changes;
•changes in accounting policies, rules and practices, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
•our participation in the Paycheck Protection Program (“PPP”);
•the risks of changes in interest rates on the level and composition of deposits, loan demand, liquidity and the values of loan collateral, securities, and interest rate sensitive assets and liabilities;
•interest rate risks, sensitivities and the shape of the yield curve; uncertainty related to the impact of LIBOR calculations on securities, loans and debt;
•changes in borrower credit risks and payment behaviors, including as a result of the financial impact of COVID-19;
•changes in retail distribution strategies, customer preferences and behavior;
•changes in the availability and cost of credit and capital in the financial markets;
•changes in the prices, values and sales volumes of residential and commercial real estate; the Company's ability to comply with any regulatory requirements;
•the effects of problems encountered by other financial institutions that adversely affect Seacoast or the banking industry;
•Seacoast's concentration in commercial real estate loans and in real estate collateral in the state of Florida;
•inaccuracies or other failures from the use of models, including the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions;
•the impact on the valuation of Seacoast's investments due to market volatility or counterparty payment risk;

•statutory and regulatory dividend restrictions;
•increases in regulatory capital requirements for banking organizations generally;
•the risks of mergers, acquisitions and divestitures, including Seacoast's ability to continue to identify acquisition targets and successfully acquire and integrate desirable financial institutions;
•changes in technology or products that may be more difficult, costly, or less effective than anticipated;
•the Company's ability to identify and address increased cybersecurity risks, including as a result of employees working remotely;
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
•unexpected outcomes of, and the costs associated with, existing or new litigation involving the Company, including as a result of the Company's participation in the PPP;
•Seacoast's ability to maintain adequate internal controls over financial reporting;
•potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions;
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
Given the many unknowns and risks being heavily weighted to the downside, our forward-looking statements are subject to the risk that economic conditions will be substantially different in the future. If efforts to contain COVID-19 are delayed and restrictions on movement last into the second half of 2021 and beyond, the recession could be longer and more severe. Ineffective fiscal stimulus, or an extended delay in implementing it, are also major downside risks. The deeper the recession is, and the longer it lasts, the more it will damage consumer fundamentals and sentiment. This could both prolong the recession, and/or make any recovery weaker. Similarly, the recession could damage business fundamentals. COVID-19 and its related economic impact, including the impact of measures to manage it, have had and are likely to continue to have an adverse effect, possibly materially, on Seacoast's business and financial performance by adversely affecting, possibly materially, the demand and profitability of the Company's products and services, the valuation of assets and its ability to meet the needs of its customers.
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
General
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a financial holding company, incorporated in Florida in 1983, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Its principal subsidiary is Seacoast National Bank, a wholly-owned national banking association (“Seacoast Bank”), which commenced its operations in 1933.
As of December 31, 2020, the Company’s legal structure also included seven trusts formed for the purpose of issuing trust preferred securities. Seacoast Bank has three wholly-owned subsidiaries. Through one of these subsidiaries, Seacoast Bank has a controlling interest in a real estate investment trust (“REIT”). Unrelated investors own a noncontrolling interest in the preferred stock of the REIT. Seacoast Bank also provides brokerage and annuity services. Seacoast Bank personnel managing the sale of these services are dual employees with LPL Financial, the company through which Seacoast Bank presently conducts brokerage and annuity services. In 2018, the Company established Seacoast Insurance Services, Inc., providing customers with access to a range of insurance products.
As of December 31, 2020, Seacoast had total consolidated assets of $8.3 billion, total deposits of $6.9 billion, total consolidated liabilities, including deposits, of $7.2 billion and consolidated shareholders’ equity of $1.1 billion. Operations are discussed in more detail under “Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”
Seacoast has grown to be one of the largest community banks headquartered in Florida. This growth has been achieved through a balanced strategy consisting of organic growth and acquisitions in the state's most attractive markets. The Company provides integrated financial services including commercial and retail banking, wealth management and mortgage services to customers through advanced banking solutions and Seacoast Bank's network of 51 traditional branches and stand-alone commercial banking centers. Seacoast operates primarily in Florida, with concentrations in the state's fastest growing markets, each with unique characteristics and opportunities that support the Company's strategy of organic growth and attractive acquisitions. Seacoast Bank customers can also access their account information and perform transactions online, through mobile applications, or through Seacoast Bank's telephone customer support center, which offers extended hours. These options, combined with a traditional branch footprint, meet a broad range of customer needs.
Available Information
The Company's principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is (772) 287-4000. The Company and Seacoast Bank maintain Internet websites at www.seacoastbanking.com and www.seacoastbank.com, respectively. The information on these websites is not part of this report and neither of these websites nor the information appearing on these websites is included or incorporated in this report.
Seacoast makes available, free of charge on its corporate website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
Expansion of Market and Competition
Seacoast has in recent years sought to complement organic growth with the acquisition of financial institutions that support the Company's strategy and expand its ability to serve customers in Florida's key markets. Since 2014, Seacoast has acquired ten institutions that have enhanced the Company's presence in the strongest and fastest growing MSAs in Florida, including two acquisitions in 2020; First Bank of the Palm Beaches (“FBPB”) in March 2020 and Fourth Street Banking Company (“Fourth Street”) and Fourth Street’s wholly owned subsidiary bank, Freedom Bank, in August 2020. FBPB and Freedom Bank operated two branches in the Palm Beach market and two branches in the St. Petersburg market, respectively. The Company expects these acquisitions to enhance its presence in those markets, expand its customer base, leverage operating costs through economies of scale, and positively affect the Company’s operating results.

In 2020, the Company added business bankers across key markets, invested in technology to improve banker productivity in both office and remote environments, and enhanced customer self-service. Seacoast has continued to expand digital offerings to provide an improved customer experience and lower the cost to serve, as well as to meet the ever-changing needs of its customer base during the COVID-19 pandemic, which has influenced how customers interact with Seacoast and accelerated the shift to digital banking for many customer segments.
Seacoast operates in a highly competitive market. Competitors range in both size and geographic footprint. Seacoast operates throughout Florida from the southeast, including Fort Lauderdale, Boca Raton and Palm Beach, north along the east coast to the Daytona area, into Orlando and Central Florida and the adjacent Tampa market, and west to Okeechobee and surrounding counties. Seacoast Bank's competition includes not only other banks of comparable or larger size in the same markets, but also various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, investment brokerage and financial advisory firms and mutual fund companies. Seacoast Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation and rapid technological changes within the financial services industry will likely change the nature and intensity of competition, but should also create opportunities for the Company to demonstrate and leverage its competitive advantages.
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
Human Capital
As of December 31, 2020, the Company and its subsidiaries employed 965 full time-equivalent employees. Any discussion of the past year must be framed within the context of the COVID-19 pandemic and its impact on our employees and communities. Our priority in addressing the pandemic thus far has been to carefully adjust our physical operations to protect the health and welfare of our associates and customers while providing continuous access to banking services. We shifted branch operations to remain open by drive-thru or lobby appointment only for part of 2020, implemented enhanced cleaning and protection protocols, and our operational teams continue to work remotely or in staggered shifts. Recognizing the challenges that the pandemic has brought to all of our personal and professional lives, and the related impact on our team, we have implemented various programs to support our associates’ well-being. These include bonuses for retail and lending associates, who have kept critical functions operating at full capacity, and an employee assistance program that provides short-term counseling and other wellness resources.
Seacoast invests in its employees for the long term. To empower associates to achieve their potential and enable their success, we provide a variety of professional development programs, opportunities, and resources. Among these is the Seacoast Manager Excellence Program, which was recently recognized by American Banker when they named Seacoast one of 2020’s Best Banks to Work For. This program supports associates as they progress from individual contributor to manager, focusing on creating purpose, driving results, developing talent, and leading change.
Seacoast believes that a culture of inclusion and diversity enhances its entire workforce. Seacoast strives to make inclusion a hallmark of our culture, engaging associates in our Associate Resource Group (“ARG”) programs led by and comprised of associates who have diverse backgrounds and experiences, and who share a common interest in professional development, improving corporate culture, and building stronger communities. Currently, Seacoast ARGs include Black Associates and Allies Network (“BAAN”), LGBTQ+, Veterans, and Women Mean Business. Each is sponsored and supported by senior leaders across the enterprise. The Company also commits to having a diverse talent pipeline by partnering with its business units in their efforts to recruit diverse talent across all leadership and skill areas.
The Company considers employee relations to be favorable, and has no collective bargaining agreements with any employees. We believe our ability to attract and retain employees is a key to our success. Accordingly, we implemented, in July 2018, a $15 per hour minimum pay rate company-wide. We continue to strive to offer competitive salaries and employee benefits including, among others, paid vacation time, medical, dental and vision insurance benefits, 401(k) plan with company match, tuition assistance, and an employee stock purchase plan.
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
Regulation of the Company: The Company is registered as a bank holding company with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and has elected to be a financial holding company. As such, the Company is subject to comprehensive supervision and regulation by the Federal Reserve and to its regulatory reporting requirements. Federal law subjects financial holding companies, such as Seacoast, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.
If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common and preferred stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock.
Activity Limitations: As a financial holding company, Seacoast is permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if so determined by the Federal Reserve, complementary to financial activities. The Company and Seacoast Bank must each remain “well-capitalized” and “well-managed” and Seacoast Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for the Company to maintain its status as a financial holding company. In addition, the Federal Reserve has the power to order a financial holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company. As further described below, each of the Company and Seacoast Bank is well-capitalized as of December 31, 2020, and Seacoast Bank has a rating of “Outstanding” in its most recent CRA evaluation.
Source of Strength Obligations: As a bank holding company, we are required to act as a source of financial and managerial strength to Seacoast Bank and to maintain resources adequate to support it. The term “source of financial strength” means the ability to provide financial assistance in the event of financial distress. As regulator of Seacoast Bank, the Office of the Comptroller of the Currency (the “OCC”) may require reports from the Company to assess its ability to serve as a source of strength and to enforce compliance with the source of strength requirements and require the Company to provide financial assistance to Seacoast Bank in the event of financial distress.

Acquisitions: The BHC Act permits acquisitions of banks by bank holding companies, such that Seacoast and any other bank holding company, whether located in Florida or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentages, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combating money laundering.
Change in Control: Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as Seacoast, and the OCC before acquiring control of any national bank, such as Seacoast Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of the Company's outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of the Company's stock.
Governance and Financial Reporting Obligations: Seacoast is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board (the “PCAOB”), and the NASDAQ Global Select Market (“NASDAQ”) stock exchange. In particular, the Company is required to include management and independent registered public accounting firm reports on internal controls as part of its Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. Failure to comply with these internal control rules may materially adversely affect the Company's reputation, its ability to obtain the necessary certifications to financial statements, and the value of the Company's securities. The assessments of the Company's financial reporting controls as of December 31, 2020 are included in this report under “Item 9A. Controls and Procedures.”
Corporate Governance: The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) addressed many investor protection, corporate governance, and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act: (1) granted shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhanced independence requirements for Compensation Committee members; and (3) required companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers.
Incentive Compensation: The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2020, these rules have not been implemented. The Company and Seacoast Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with three key principles: that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
Volcker Rule: Section 13 of the BHC Act, commonly referred to as the “Volcker Rule,” generally prohibits banking organizations with greater than $10 billion in assets from (i) engaging in certain proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which bank holding companies and their subsidiaries may continue to engage and requires banking organizations to implement compliance programs. In 2020, amendments to the proprietary trading and covered funds regulations issued by the federal banking agencies, the SEC, and the CFTC took effect, simplifying compliance and providing additional exclusions and exemptions. The Company and the Bank were not subject to the Volcker Rule in 2020, but may become so in the future.
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
Capital Requirements: The Company and Seacoast Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on the Company's and Seacoast Bank's capital levels.
The Company and Seacoast Bank are subject to the following risk-based capital ratios: a common equity Tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, plus retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, “high volatility” commercial real estate, past due assets, structured securities and equity holdings.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.
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
To be well-capitalized, Seacoast Bank must maintain at least the following capital ratios:
•10.0% Total capital to risk-weighted assets
•8.0% Tier 1 capital to risk-weighted asset
•6.5% CET1 to risk-weighted assets; and
•5.0% leverage ratio.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to Seacoast Bank, the Company’s capital ratios as of December 31, 2020 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
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
In 2020, the Company’s and Seacoast Bank’s regulatory capital ratios were above the well-capitalized standards and met capital conservation buffer as of December 31, 2020. Based on current estimates, we believe that the Company and Seacoast Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2021. As of December 31, 2020 the consolidated capital ratios of Seacoast and Seacoast Bank were as follows:

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized[1]
Total Risk-Based Capital Ratio	18.51%	17.21%	10.00%
Tier 1 Capital Ratio	17.46	16.15	8.00
Common Equity Tier 1 Capital Ratio (CET1)	16.17	16.15	6.50
Leverage Ratio	11.92	11.03	5.00
[1]For subsidiary bank only
Payment of Dividends: The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries. The Company's primary source of cash, other than securities offerings, is dividends from Seacoast Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as Seacoast Bank) in any calendar year will exceed the sum of such bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible loan losses.
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
•its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the year ended December 31, 2020, Seacoast Bank distributed $20.2 million to the Company. During the year ended December 31, 2019, Seacoast Bank distributed $18.1 million to the Company. Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits for that year combined with its retained net profits for the preceding two calendar years. Under this restriction Seacoast Bank is eligible to distribute dividends up to $213.4 million to the Company, without prior OCC approval, as of December 31, 2020.
No dividends on the Company's common stock were declared or paid in 2020, 2019, and 2018.
Regulation of the Bank: As a national bank, Seacoast Bank is subject to comprehensive supervision and regulation by the OCC and is subject to its regulatory reporting requirements. The deposits of Seacoast Bank are insured by the FDIC up to the applicable limits, and, accordingly, the bank is also subject to certain FDIC regulations and the FDIC has backup examination authority and certain enforcement powers over Seacoast Bank. Seacoast Bank also is subject to certain Federal Reserve regulations. As the Company and the Bank each had less than $10 billion in consolidated assets in 2020, they are not subject to the routine supervision of the CFPB, but this may change in the future as the Company and the Bank grow.
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
Reserves: Federal Reserve rules require depository institutions, such as Seacoast Bank, to maintain reserves against their transaction accounts, primarily interest bearing and non-interest bearing checking accounts. Effective March 26, 2020, reserve requirement ratios were reduced to zero percent. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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
Deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC on behalf of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.
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
Anti-Money Laundering: A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Seacoast National Bank has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by law.

FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance

In addition, FinCEN issued rules that became effective on May 11, 2018, that require, subject to certain exclusions and exemptions, covered financial institutions to identify and verify the identity of beneficial owners of legal entity customers.
Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in 2021 and subsequent years.
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

Concentrations in Lending: In 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:
•Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk based capital; or
•Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk based capital.
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. Seacoast Bank has exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both our retail and commercial customers. Seacoast Bank believes that its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. At December 31, 2020, Seacoast Bank had outstanding $157.4 million in commercial construction and residential land development loans and $87.7 million in residential construction loans to individuals, which represents approximately 26% of total risk-based capital at December 31, 2020, well below the Guidance’s threshold. At December 31, 2020, the total CRE exposure for Seacoast Bank represents approximately 169% of total risk based capital, also below the Guidance’s threshold. On a consolidated basis, construction and land development and commercial real estate loans represent 24% and 157%, respectively, of total consolidated risk-based capital.
Debit Interchange Fees: Interchange fees, or “swipe” fees, are fees that merchants pay to card companies and card-issuing banks such as Seacoast Bank for processing electronic payment transactions on their behalf. The “Durbin Amendment” in the Dodd-Frank Act provides limits on the amount of debit card interchange that may be received or charged by the debit card issuer, for insured depository institutions with $10 billion or more in assets (inclusive of its affiliates) as of the end of the calendar year. Subject to certain exemptions and potential adjustments, the Durbin Amendment limits debit card interchange received or charged by the issuer to $0.21 plus 5 basis points multiplied by the value of the transaction. Upon crossing the $10 billion asset threshold in a calendar year, the rules require compliance with these limits by no later than July 1 of the succeeding year. Seacoast Bank did not exceed the $10 billion asset threshold in 2020.
Community Reinvestment Act: Seacoast Bank is subject to the provisions of the Community Reinvestment Act (“CRA”), which imposes a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The OCC’s assessment of Seacoast Bank’s CRA record is made available to the public. Following the enactment of the Gramm-Leach-Bliley Act (“GLBA”), CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company is not permitted to become or remain a financial holding company and no new activities authorized under GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries receive less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. In June 2020, the OCC issued final rules to modernize the CRA, but those rules have not yet been fully implemented and may change. Seacoast Bank has a rating of “Outstanding” in its most recent CRA evaluation.
Privacy and Data Security: The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLBA. The GLBA also directs federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. Seacoast Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Seacoast Bank is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. On December 18, 2020, federal banking agencies proposed a new rule that would require banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident”.
Consumer Regulation: Activities of Seacoast Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

•limit the interest and other charges collected or contracted for by Seacoast Bank, including new rules respecting the terms of credit cards and of debit card overdrafts;
•govern Seacoast Bank’s disclosures of credit terms to consumer borrowers;
•require Seacoast Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;
•prohibit Seacoast Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
•govern the manner in which Seacoast Bank may collect consumer debts; and
•prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.
Mortgage Regulation: The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibits loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43%. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the securitizer of asset-backed securities must retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.”
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
In 2020, the CARES Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections continue during the COVID-19 pandemic emergency.
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
In addition to the other information set forth in this report, you should consider the factors described below, as well as the risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors” in evaluating us and our business and making or continuing an investment in our stock. The material risks and uncertainties that management believes affect us are described below. The risks contained in this Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results. The trading price of our securities could decline due to the materialization of any of these risks, and our shareholders may lose all or part of their investment. This Form 10-K also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Form 10-K entitled “Special Cautionary Notice Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.
COVID-19 Pandemic-Related Risks
The COVID-19 pandemic has and will continue to adversely impact our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic is and is likely to continue creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of the COVID-19 pandemic and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of the COVID-19 pandemic are rapidly evolving and not fully known, the COVID-19 pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress, recession or depression, they could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described in more detail below.
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
In an effort to support our communities during the COVID-19 pandemic, we participated in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are originated. These loans require forbearance of loan payments for a specified time and also limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, if the terms of the program change, or if the SBA determines there is a deficiency in the manner in which any PPP loans were originated, funded or serviced by the Company, we may be subject to repayment risk as well as the heightened risk of holding these loans at unfavorable interest rates as compared to loans to customers that we would have otherwise extended credit.
Beginning in the first quarter of 2020, under the guidance of the CARES Act and banking regulators, we offered deferrals of principal and interest payments to certain borrowers financially affected by the COVID-19 pandemic. Some of these borrowers may not be able to return to regular payments at the end of the deferral period, and we may arrange additional deferrals or other types of modifications with these borrowers to accommodate their economic hardship. This may result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for credit losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.
Strategic Risk. Our financial condition and results of operations may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various responses of governmental and nongovernmental authorities to economic instability. The COVID-19 pandemic has significantly increased economic and demand uncertainty, which may impact our ability to effect our strategic priorities, including strategies relating to organic growth and bank acquisitions, and has led to severe disruptions and volatility in the global capital markets. Furthermore, many of the governmental actions in response to the COVID-19 pandemic have been directed toward curtailing household and business activity to contain the COVID-19 pandemic. These actions have been rapidly changing. For example, in many of our markets, local governments acted to temporarily close or restrict the operations of most businesses, and these restrictions could recur if there are future increases in the spread of the virus.
Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to the COVID-19 pandemic, we have modified our business practices with a portion of our employees working remotely to ensure that our operations continue uninterrupted as much as possible. Nonetheless, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.
Interest Rate Risk. Our net interest income, lending activities, deposits and profitability are and are likely to continue to be negatively affected by volatility in interest rates caused by uncertainties stemming from the COVID-19 pandemic. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of the COVID-19 pandemic on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices will likely cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates, or a prolonged period of low interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
We typically continue to recognize interest income on loans with payment accommodations. If it is later determined that the borrower will be unable to make all payments due, the loan may be classified as nonaccrual, and interest accrued but not collected will be reversed against interest income, which would negatively affect net interest income in the period of reversal.
Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent and long-term impact of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future developments will be highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. The uncertain future development of this crisis has and could continue to materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
Regulatory and Litigation Risk. Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers financially affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. Furthermore, since the inception of the PPP, several banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. In addition, some banks have received negative media attention associated with PPP loans. The Company and the Bank are exposed to similar litigation risk and negative media attention risk, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or negative media attention could have a material adverse impact on our business, financial condition and results of operations.
The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling the Bank to rely on borrower certifications, and they may take more aggressive actions against the Bank for alleged violations of the provisions governing the Bank’s participation in the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.
Credit Risk
Lending goals may not be attainable.
Future demand for additional lending is unclear and uncertain, and opportunities to make loans may be more limited and/or involve risks or terms that we likely would not find acceptable or in our shareholders’ best interest. A failure to meet our lending goals could adversely affect our results of operations, and financial condition, liquidity and capital.
Deterioration in the real estate markets, including the secondary market for residential mortgage loans, can adversely affect us.
A correction in residential real estate market prices or reduced levels of home sales, could result in lower single family home values, adversely affecting the liquidity and value of collateral securing commercial loans for residential land acquisition, construction and development, as well as residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on the sale of mortgage loans. Declining real estate prices cause higher delinquencies and losses on certain mortgage loans, generally, and particularly on second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans can limit the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. Deteriorating trends could occur, including declines in real estate values, home sales volumes, financial stress on borrowers as a result of job losses or other factors. These could have adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for credit losses on loans is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.
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
Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risk of the asset, especially during a difficult economy, including the current stressed economy. As of December 31, 2020, 45% of our loan portfolio was comprised of CRE loans. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.
Seacoast Bank has a CRE concentration risk management program and monitors its exposure to CRE; however, there can be no assurance that the program will be effective in managing our concentration in CRE.
Nonperforming assets could result in an increase in our provision for credit losses on loans, which could adversely affect our results of operations and financial condition.
At December 31, 2020, our nonaccrual loans totaled $36.1 million, or 0.6% of the loan portfolio and our nonperforming assets (which includes nonaccrual loans) were $48.9 million, or 0.6%, of assets. In addition, we had approximately $10.1 million in accruing loans that were 30 days or more delinquent at December 31, 2020. Our nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our income, and increasing our loan administration costs. When the only source of repayment expected is the underlying collateral, we are required to mark the related loan to the then fair market value of the collateral, if less than the recorded amount of our investment, which may result in a loss. These loans and OREO also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. We may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and our provision for credit losses on loans. Any increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
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
Our allowance for credit losses on loans may prove inadequate or we may be adversely affected by credit risk exposures.
Our business depends on the creditworthiness of our customers. We review our allowance for credit losses on loans for adequacy, at a minimum quarterly, considering economic conditions and trends, reasonable and supportable forecasts, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. The determination of the appropriate level of the allowance for credit losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We cannot be certain that our allowance will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrowers repaying their loans. Generally speaking, the credit quality of our borrowers can deteriorate as a result of economic downturns in our markets. If the credit quality of our customer base or their debt service behavior materially decreases, if the risk profile of a market, industry or group of customers declines or weakness in the real estate markets and other economics were to arise, or if our allowance for credit losses on loans is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for credit losses on loans, we will need additional provisions to increase the allowance, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.
Interest Rate Risk
We must effectively manage our interest rate risk. The impact of changing interest rates on our results is difficult to predict and changes in interest rates may impact our performance in ways we cannot predict.
Our profitability is largely dependent on our net interest income, which is the difference between the interest income paid to us on our loans and investments and the interest we pay to third parties such as our depositors, lenders and debt holders. Changes in interest rates can impact our profits and the fair values of certain of our assets and liabilities. Prolonged periods of unusually low interest rates may have an incrementally adverse effect on our earnings by reducing yields on loans and other earning assets over time. Increases in market interest rates may reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of nonperforming assets would increase, producing an adverse effect on operating results. Increases in interest rates can have a material impact on the volume of mortgage originations and re-financings, adversely affecting the profitability of our mortgage finance business. Interest rate risk can also result from mismatches between the dollar amounts of re-pricing or maturing assets and liabilities and from mismatches in the timing and rates at which our assets and liabilities re-price. We actively monitor and manage the balances of our maturing and re-pricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that we will be able to avoid material adverse effects on our net interest margin in all market conditions.
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
In recent years, in response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. Since then the Federal Reserve raised rates nine times during 2015-2018, and reduced rates five times during 2019-2020. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available. The Company cannot predict the nature or timing of future changes in monetary, economic, or other policies or the effect that they may have on the Company's business activities, financial condition and results of operations.
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
The expected discontinuation of the London Interbank Offered Rate (“LIBOR”), and the identification and use of alternative replacement reference rates, could adversely affect our revenue, expenses, and the value of the Company's financial instruments, and may subject the Company to litigation risk.
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, the Intercontinental Exchange Benchmark Administration, which is the administrator of LIBOR, announced its intention to cease the publication of most U.S. dollar (“USD”) LIBOR settings immediately following the LIBOR publication on June 30, 2023, extending the previously indicated timeline for the discontinuation of the widely used one-month, three-month, and other USD LIBOR benchmarks.
In the United States, the Alternative Reference Rate Committee (“ARRC”), a group of market participants including large U.S. financial institutions, assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference interest rates to replace LIBOR. The Secured Overnight Finance Rate (“SOFR”) has emerged as the ARRC's preferred alternative rate for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities in the repurchase agreement market. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated to be gradual over the coming years. The consequences of these developments with respect to LIBOR cannot be entirely predicted, and these reforms may cause benchmark rates to perform differently than in the past or have other consequences, which could adversely affect the value of our floating rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates.
The Company has formed a LIBOR transition steering committee that is responsible for overseeing the execution of the Company's enterprise-wide LIBOR transition program, and for evaluating and mitigating the risks associated with the transition from LIBOR. The LIBOR transition program includes a comprehensive review of the financial products, agreements, contracts and business processes that may use LIBOR as a reference rate, and the development and execution of a strategy to transition away from LIBOR, with appropriate consideration of the potential financial, customer, counterparty, regulatory and legal impacts.
As of December 31, 2020, the Company has identified approximately $400 million in loans for which the repricing index is tied to LIBOR. The Company's swap agreements and other derivatives are governed by the International Swap Dealers Association (“ISDA”). ISDA has developed fallback language for swap agreements and has established a protocol to allow counterparties to modify legacy trades to include the new fallback language. The Company also invests in securities and has issued subordinated debt tied to LIBOR. The Company continues to monitor regulatory and legislative activity with regard to these products to identify any necessary actions and facilitate the transition to alternative reference rates.
The market transition away from LIBOR to an alternative reference rate is complex. We may incur significant expense in effecting the transition and we may be subject to disputes or litigation with our borrowers or counterparties over the appropriateness or comparability to LIBOR of the replacement reference rates. The replacement reference rates could also result in a reduction in our interest income. We may also receive inquiries and other actions from regulators about the Company's preparation and readiness for the replacement of LIBOR with alternative reference rates.
Liquidity Risk
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
We are a legal entity separate and distinct from Seacoast Bank and our other subsidiaries. Our primary source of cash, other than securities offerings, is dividends from Seacoast Bank. These dividends are the principal source of funds to pay dividends on our common stock, interest on our trust preferred securities and interest and principal on our debt. Various laws and regulations limit the amount of dividends that Seacoast Bank may pay us, as further described in “Supervision and Regulation - Payment of Dividends.” Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make payments on our trust preferred securities or reinstate dividend payments to our common shareholders.
Business and Strategic Risks
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
In addition, the widespread adoption of new technologies, including internet banking services, mobile banking services, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet banking and mobile banking channel strategies in addition to remote connectivity solutions. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.
Further, we may experience a decrease in customer deposits if customers perceive alternative investments, such as the stock market, as providing superior expected returns. When customers move money out of bank deposits in favor of alternative investments, we may lose a relatively inexpensive source of funds, and be forced to rely more heavily on borrowings and other sources of funding to fund our business and meet withdrawal demands, thereby increasing our funding costs and adversely affecting our net interest margin.
Hurricanes or other adverse weather events, as well as climate change, could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business and results of operations.
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
Further, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Investors, consumers and businesses also may change their behavior on their own as a result of these concerns. The state of Florida could be disproportionately impacted by long-term climate changes. We and our customers may face cost increases, asset value reductions (which could impact customer creditworthiness), operating process changes, changes in demand for products and services, and the like resulting from new laws, regulations, and changing consumer and investor preferences regarding our, or other companies', response to climate change. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
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
On January 1, 2020, we implemented FASB’s Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses. This guidance replaced the existing “incurred loss” methodology for financial assets measured at amortized cost, and introduced requirements to estimate current expected credit losses (“CECL”). Under the incurred loss methodology, credit losses were recognized only when the losses were probable or had been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change requires earlier recognition of credit losses that are deemed expected but not yet probable, and we expect will result in higher reserves for credit losses and higher volatility in the quarterly provision for credit losses.
The CECL model also impacts the accounting for bank acquisition activity by requiring the recognition of expected credit losses on acquired loans at the date of acquisition, in addition to the purchase discount, if any. With the exception of purchased loans with credit deterioration (“PCD”), this day-one recognition of the allowance for credit losses is recorded with an offset to net income. For PCD loans, the initial estimate of expected credit losses is recognized as an adjustment to the amortized cost basis of the loan at acquisition (i.e., a balance sheet gross-up).
The anti-takeover provisions in our Articles of Incorporation and under Florida law may make it more difficult for takeover attempts that have not been approved by our board of directors.
Florida law and our Articles of Incorporation include anti-takeover provisions, such as provisions that encourage persons seeking to acquire control of us to consult with our board of directors, and which enable the board of directors to negotiate and give consideration on behalf of us and our shareholders and other constituencies to the merits of any offer made. Such provisions, as well as super-majority voting and quorum requirements, and a staggered board of directors, may make any takeover attempts and other acquisitions of interests in us, by means of a tender offer, open market purchase, a proxy fight or otherwise, that have not been approved by our board of directors more difficult and more expensive. These provisions may discourage possible business combinations that a majority of our shareholders may believe to be desirable and beneficial. As a result, our board of directors may decide not to pursue transactions that would otherwise be in the best interests of holders of our common stock.
Operational Risk
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
If we fail to maintain an effective system of disclosure controls and procedures, including internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could have a material adverse effect on our business, results of operations and financial condition. In addition, current and potential shareholders could lose confidence in our financial reporting, which could harm the trading price of our common stock.
Management regularly monitors, reviews and updates our disclosure controls and procedures, including our internal control over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the controls will be effective. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
Failure to achieve and maintain an effective internal control environment could prevent us from accurately reporting our financial results, preventing or detecting fraud or providing timely and reliable financial information pursuant to our reporting obligations, which could result in a material weakness in our internal controls over financial reporting and the restatement of previously filed financial statements and could have a material adverse effect on our business, financial condition and results of operations. Further, ineffective internal controls could cause our investors to lose confidence in our financial information, which could affect the trading price of our common stock.
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
Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures, and there is no assurance that our response to any cyber-attack or system interruption, breach or failure will be fully effective to mitigate and remediate the issues resulting from such an event, including the costs, reputational harm and litigation challenges that we may face as a result. Cyber security risks may also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. We offer our clients the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our clients' systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of our clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, our systems and those of our clients and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our client or third-party service provider systems. Any such losses or liabilities could adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems. In addition, as the domestic and foreign regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
Compliance Risk
We operate in a heavily regulated environment. Regulatory compliance burdens and associated costs can affect our business, including our reputation, the value of our securities, and the results of our operations..
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
Further, we expect to continue to spend significant amounts of time and money on compliance with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Accounting Oversight Board and NASDAQ. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.
Additionally, the CFPB has issued mortgage-related rules required under the Dodd-Frank Act addressing borrower ability-to-repay and qualified mortgage standards. The CFPB has also issued rules for loan originators related to compensation, licensing requirements, administration capabilities and restrictions on pursuance of delinquent borrowers. These rules could have a negative effect on the financial performance of Seacoast Bank's mortgage lending operations such as limiting the volume of mortgage originations and sales into the secondary market, increased compliance burden and impairing Seacoast Bank's ability to proceed against certain delinquent borrowers with timely and effective collection efforts.
Pursuant to Section 165 of the Dodd-Frank Act, banks with greater than $10 billion in total consolidated assets are subject to certain additional regulatory requirements, including limits on the debit card interchange fees that such banks may collect, changes in the manner in which assessments for FDIC deposit insurance are calculated, and providing the authority to the CFPB to supervise and examine such banks. If Seacoast Bank grows to exceed $10 billion in total assets, we would be subject to additional federal regulations, which could materially and adversely affect our business. Additionally, compliance with the Dodd-Frank Act's requirements may necessitate that we hire to contract with additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
Although the Company currently complies with all capital requirements, we may be subject to more stringent regulatory capital ratio requirements in the future and we may need additional capital in order to meet those requirements. Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition, generally. Under FDIC rules, if Seacoast Bank ceases to be a “well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits and the interest rates that it pays may both be restricted.
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
FDIC insurance premiums we pay may change and be significantly higher in the future. Market developments may significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits, thereby making it requisite upon the FDIC to charge higher premiums prospectively. Additionally, if we grow to more than $10 billion in total assets, the method that the FDIC uses to determine the amount of our deposit insurance premium will change. Any increases in our assessment rate, future special assessments, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects or results of operations.
Tax law changes and interpretations may have a negative impact on our earnings.
The enactment of the Tax Reform Act, has had, and is expected to continue to have, far reaching and significant effects on us, our customers and the U.S. economy. Further, U.S. tax authorities may at any time clarify and/or modify legislation, administration or judicial changes or interpretations the income tax treatment of corporations. Such changes could adversely affect us, either directly or as a result of the effects on our customers. While lower income tax rates should result in improved net income performance over prospective periods, the extent of the benefit will be influenced by the competitive environment and other factors.
As of December 31, 2020, we had net deferred tax assets (“DTAs”) of $23.6 million, based on management’s estimation of the likelihood of those DTAs being realized. These and future DTAs may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amounts recorded.
Management expects to realize the $23.6 million in net DTAs well in advance of the statutory carryforward period, based on its forecast of future taxable income. We consider positive and negative evidence, including the impact of reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. This process requires significant judgment by management about matters that are by nature uncertain. If we were to conclude that significant portions of our DTAs were not more likely than not to be realized (due to operating results or other factors), a requirement to establish a valuation allowance could adversely affect our financial position and results of operations.
The amount of net operating loss carry-forwards and certain other tax attributes realizable annually for income tax purposes may be reduced by an offering and/or other sales of our capital securities, including transactions in the open market by five percent or greater shareholders, if an ownership change is deemed to occur under Section 382 of the Internal Revenue Code (“Section 382”). The determination of whether an ownership change has occurred under Section 382 is highly fact-specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. Management does not believe any stock offerings, issuances, or reverse stock split have had any negative implications for the Company under Section 382 to date.
Merger-Related Risks
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
•risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;
•exposure to potential asset quality issues with acquired institutions;
•difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and start-up delays and costs of other expansion activities;
•potential disruptions to our business;
•possible loss of key employees and customers of acquired institutions;
•potential short-term decrease in profitability;
•inaccurate estimates of value assigned to acquired assets; and
•diversion of our management’s time and attention from our existing operations and businesses.
Attractive acquisition opportunities may not be available to us in the future.
While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets and beyond. The number of financial institutions headquartered in Florida, the Southeastern United States, and across the country continues to decline through merger and other activity. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance, including with respect to anti-money laundering (“AML”) obligations, consumer protection laws and CRA obligations and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.
Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively, or if we fail to successfully integrate our acquisitions or to realize the anticipated benefits of them.
We intend to continue to pursue an organic growth strategy for our business while also regularly evaluating potential acquisitions and expansion opportunities. If appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions, branch acquisitions and other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as the loss of key employees, the disruption of operations and businesses, loan and deposit attrition, customer loss and revenue loss, possible inconsistencies in standards, control procedures and policies, and unexpected issues with expected branch closures costs, operations, personnel, technology and credit, all of which could divert resources from regular banking operations. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate these institutions in an efficient and effective manner, governmental actions affecting the financial industry generally, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time an energy and could materially and adversely affect our business, financial condition and results of operations.
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
General Risk Factors
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
Any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations, and future growth.
Management continually monitors market conditions and economic factors throughout our footprint. If conditions were to worsen nationally, regionally or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for credit losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for credit losses, coupled with a potential decrease in the demand for loans and our other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth. Our customers may also be adversely impacted by changes in regulatory, trade (including tariffs) and tax policies and laws, all of which could reduce demand for loans and adversely impact our borrowers' ability to repay our loans. In addition, international economic uncertainty could also impact the U.S. financial markets by potentially suppressing stock prices, including ours, and adding it to overall market volatility, which could adversely affect our business. The effects of any economic downturn could continue for many years after the downturn is considered to have ended.

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
Seacoast Bank owns or leases all of the buildings in which its business operates. At December 31, 2020, Seacoast Bank had 51 branch offices, stand-alone commercial lending offices, and its main office located in Florida. For additional information regarding properties, please refer to Notes H and L of the Notes to Consolidated Financial Statements.

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
Holders of the Company's common stock are entitled to one vote per share on all matters presented to shareholders for their vote, as provided in our Articles of Incorporation, as amended.
The Company's common stock is traded under the symbol “SBCF” on the NASDAQ Global Select Market (“NASDAQ”). As of January 31, 2021, there were 55,249,870 shares of the Company's common stock outstanding, held by approximately 2,350 record holders.
Dividends from Seacoast Bank are the Company's primary source of funds to pay dividends to its shareholders. Under the National Bank Act, national banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need for Seacoast Bank to maintain adequate capital also limits dividends that may be paid to the Company.
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
Repurchase of Common Stock
On December 17, 2020, the Company's Board of Directors authorized the Company to repurchase up to $100 million of its shares of outstanding common stock. Under the share repurchase program, which will expire on December 31, 2021, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date. As of December 31, 2020, no shares of the Company's common stock had been repurchased under the program.

Item 6.	Selected Financial Data

Five years of selected financial data of the Company is set forth commencing on page 79.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to aid in understanding significant changes in the financial condition of Seacoast Banking Corporation of Florida and its subsidiaries (“Seacoast” or the “Company”) and their results of operations. Nearly all of the Company’s operations are contained in its banking subsidiary, Seacoast National Bank (“Seacoast Bank” or the “Bank”). Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related notes included in this report.
The emphasis of this discussion will be on the years ended December 31, 2020 and 2019. Additional information about the Company’s financial condition and results of operations in 2018 and changes in the Company’s financial condition and results of operations from 2018 to 2019 may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the “Special Cautionary Notice Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.
For purposes of the following discussion, the words “Seacoast,” or the “Company,” refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.

Overview – Strategy and Results
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”), a financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), is one of the largest community banks in Florida, with $8.3 billion in assets and $6.9 billion in deposits as of December 31, 2020. Its principal subsidiary is Seacoast National Bank (“Seacoast Bank”), a wholly owned national banking association. The Company provides integrated financial services including commercial and retail banking, wealth management, and mortgage services to customers through advanced banking solutions, and Seacoast Bank's network of 51 traditional branches and commercial banking centers. Seacoast operates primarily in Florida, with concentrations in the state's fastest growing markets, each with unique characteristics and opportunities. The Company's offices stretch from the southeast, including Fort Lauderdale, Boca Raton and Palm Beach, north along the east coast to the Daytona area, into Orlando and Central Florida and the adjacent Tampa market, and west to Okeechobee and surrounding counties.
The Company delivers integrated banking services, combining traditional retail locations with online and mobile technology and a convenient telephone banking center. Seacoast has built a fully integrated distribution platform across all channels to provide customers with the ability to choose their path of convenience to satisfy their banking needs, allowing the Company an opportunity to reach customers through a variety of sales channels. The Company believes its digital delivery and products are contributing to the franchise's growth.

Seacoast is executing a balanced growth strategy, combining organic growth with strategic acquisitions in Florida's most attractive growing markets. In Orlando, Seacoast is now the largest Florida-based bank and a top-10 bank in the Orlando market overall. In other key markets, including Palm Beach County, Fort Lauderdale, and Tampa, the Company has enhanced its footprint with ten acquisitions since 2014, generating continued expansion and strengthening market share, increasing the customer base and lowering operating costs through economies of scale.
The Company's acquisition strategy has not only increased customer households and been accretive to earnings, but has also opened markets and Seacoast's customer base. The table below summarizes acquisition activity in recent years:

(In millions)	Primary Market(s)	Year of Acquisition	Acquired Loans	Acquired Deposits
Freedom Bank/ Fourth Street Banking Company	Tampa- St. Petersburg	2020	$303	$330
First Bank of the Palm Beaches	West Palm Beach	2020	147	174
First Green Bank/ First Green Bancorp, Inc.	Orlando and Fort Lauderdale	2018	631	624
Palm Beach Community Bank	West Palm Beach	2017	270	269
NorthStar Bank/ NorthStar Banking Corporation, Inc.	Tampa- St. Petersburg	2017	137	182
GulfShore Bank/ GulfShore BancShares, Inc.	Tampa- St. Petersburg	2017	251	285
Orlando banking operations of BMO Harris Bank, N.A.	Orlando	2016	63	314
Floridian Bank/ Floridian Financial Group, Inc.	Orlando	2016	266	337
Grand Bank & Trust of Florida/ Grand Bankshares, Inc.	West Palm Beach	2015	111	188
BankFirst/ The BANKshares, Inc.	Orlando	2014	365	516
2020 Acquisitions
In March 2020, Seacoast acquired First Bank of the Palm Beaches (“FBPB”), which increased the Company’s market share in the attractive Palm Beach market. FBPB operated two branches, which were converted to Seacoast branches, with deposits of $174 million and loans of $147 million at the time of acquisition.
In August 2020, Seacoast completed the acquisition of Fourth Street Banking Company (“Fourth Street”) and its wholly-owned subsidiary Freedom Bank, which added $303 million in loans and $330 million in deposits. The acquisition supports Seacoast’s growing presence in the attractive St. Petersburg, Florida market. Freedom Bank operated two branches in St. Petersburg, which were converted to Seacoast branches.
Impact of COVID-19, the CARES Act and the Paycheck Protection Program on Comparability Among Periods
Early in 2020, the global economy began experiencing a downturn resulting from the COVID-19 pandemic. Seacoast reacted quickly at the onset to make adjustments to operations intended to protect the health and welfare of our associates and customers. The Company's range of digital banking products combined with continued access to branches through drive-thrus and lobby appointments has allowed the Company to continue to meet customer needs. A robust and well-tested business continuity program has allowed the Company to maintain productivity levels with a majority of associates working remotely.
The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders to close businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary, and some permanent, closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears (including a decline in demand for banking products or services, including loans and deposits which could impact our future financial condition, results of operations and liquidity), related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. Although financial markets have rebounded from significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement beginning during the second quarter of 2020, many of the effects that arose or became more pronounced after the onset of the COVID-19 pandemic have persisted through the end of the year. These changes have had and are likely to continue to have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.
Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue into the first quarter of 2021 and beyond, especially if COVID-19 infections increase and new economic restrictions are mandated. Our borrowing base includes customers in industries such as hotel/lodging, restaurants, and retail, all of which have been and are likely to continue to be significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.
Future economic conditions are subject to significant uncertainty. We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and managing our assets and liabilities in order to maintain a strong capital position. Current economic pressures and their effects on our customers, coupled with the implementation of the CECL expected loss methodology for determining our allowance for credit losses, have contributed to a substantially increased provision for credit losses in 2020.
We continue to monitor closely the impact of the COVID-19 pandemic on our customers, as well as the effects of the CARES Act. Uncertainties associated with the pandemic include the duration of the outbreak (including the impact of new variants of the virus that may be resistant to the various vaccines available), the impact to our customers, employees and vendors and the impact to the economy as a whole. COVID-19 has had, and is expected to continue to have, a significant adverse impact on our business, financial position and operating results. The extent to which the COVID-19 pandemic will impact our operations and financial results in 2021 cannot be fully estimated at this time.
In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions for the Paycheck Protection Program (“PPP”) offered through the U.S. Small Business Administration (“SBA”). Loans originated under this program have a contractual rate of interest of 1% with principal and interest that may be forgiven provided that the borrower uses the funds in a manner consistent with PPP guidelines. Seacoast assisted borrowers in 2020 with more than 5,500 loans originated through the PPP and, when combined with PPP loans acquired from Freedom Bank, outstanding balances totaled $567.0 million at December 31, 2020. The SBA established a fee structure based on loan size. Fees received by Seacoast, net of related costs, totaled $17.2 million, and are deferred and recognized as an adjustment to yield over time.
Seacoast recognized net fees of $7.8 million and contractual interest of $4.2 million on PPP loans in 2020. The remaining $9.5 million in deferred PPP loan fees at December 31, 2020 will be recognized over the loans' remaining contractual maturity or sooner, as loans are forgiven.
In January 2021, the Company began accepting applications for the re-opening of the PPP lending program on our fully digital origination platform. As of February 18, 2021, the Company had originated approximately 1,800 loans totaling $180 million under the latest round of PPP.
Loan Modifications
The CARES Act, as amended by the Consolidated Appropriations Act on December 27, 2020, provides financial institutions the option to exclude from troubled debt restructuring (“TDR”) consideration certain loan modifications that might otherwise be categorized as TDRs under ASC 310-40 in order to assist borrowers financially impacted by COVID-19. This option is available for modifications that are deemed to be COVID-related, where the borrower was not more than 30 days past due on December 31, 2019, and the modification is executed between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. Federal banking regulators issued similar guidance that also allows lenders to conclude that short-term modifications for borrowers financially affected by the pandemic should not be considered TDRs if the borrower was current at the time of modification. Seacoast began offering payment accommodations to eligible borrowers in March 2020 and, at December 31, 2020, $74.1 million of loans, or 1% of total loans, had active payment accommodations, down 93% from a peak of $1.1 billion in the second quarter of 2020. None of these loans have been classified as TDRs. During the payment accommodation period, Seacoast typically continues to recognize interest income.
Adoption of New Accounting for Credit Losses
On January 1, 2020, the Company adopted ASC Topic 326 - Financial Instruments - Credit Losses, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption resulted in an increase to the allowance for credit losses on loans of $21.2 million and an addition to the reserve for unfunded lending-related commitments of $1.8 million.

2020 Financial Performance Highlights
•Steady build of shareholder value through consistent growth in tangible book value per share, which ended the period at $16.16, an increase of 15% during the fourth quarter on an annualized basis.
•The tangible common equity ratio of 11% supports Seacoast's ability to deploy capital for organic growth and opportunistic acquisitions.
•Record net income of $29.3 million in the fourth quarter, increasing 30% quarter-over-quarter.
•Record levels of mortgage banking fees and wealth management income in 2020, reflecting increases of 126% and 18%, respectively, from 2019.
•The successful acquisitions of First Bank of the Palm Beaches and Freedom Bank added experienced bankers while expanding the Company's presence in attractive growth markets, which we believe will further support sustainable, profitable growth.
•Total deposits per banking center were $135.9 million at December 31, 2020, an increase of 17% from $116.3 million one year earlier.
•Continued discipline around expenses, primarily achieved through focus on reducing overhead and streamlining business and cost savings processes, achieving a fourth quarter 2020 efficiency ratio below 50%.

Results of Operations
Earnings Summary
For the year ended December 31, 2020, net income totaled $77.8 million, or $1.44 per diluted share, compared to $98.7 million, or $1.90 per diluted share, for the year ended December 31, 2019. Return on average assets (“ROA”) was 0.99% and return on average equity (“ROE”) was 7.44% in 2020 compared to 1.45% and 10.63%, respectively, in 2019.
Adjusted net income1 for the year ended December 31, 2020 totaled $89.0 million, or $1.65 per diluted share, compared to $104.6 million, or $2.01 per diluted share, in 2019.

	Quarter
	First	Second	Third	Fourth	Total
	2020	2020	2020	2020	2020	2019
Return on average tangible assets	0.11%	1.37%	1.20%	1.49%	1.08%	1.56%
Return on average tangible shareholders' equity	0.95	13.47	11.35	13.87	10.10	14.72
Efficiency ratio	59.85	50.11	61.65	48.23	54.84	51.71

Adjusted return on average tangible assets[1]	0.32%	1.33%	1.38%	1.50%	1.17%	1.58%
Adjusted return on average tangible shareholders' equity[1]	2.86	13.09	13.06	14.00	10.93	14.93
Adjusted efficiency ratio[1]	53.55	49.60	54.82	48.75	51.63	50.90
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
On both a GAAP and adjusted basis, return on average tangible assets and return on average tangible shareholders' equity decreased in 2020 when compared to the prior year. The change reflects the impact on net income of increased provisioning for credit losses in 2020 attributed to the adoption of CECL on January 1, 2020, and the financial impact of the COVID-19 pandemic, as well as growth in the balance sheet resulting from PPP loans, acquisitions, and higher deposit balances.
In 2020, the Company's efficiency ratio, defined as noninterest expense less foreclosed property expense and amortization of intangibles divided by net operating revenue (net interest income on a fully tax equivalent basis plus noninterest income excluding securities gains and losses), was 54.84%, compared to 51.71% for 2019. Changes from the prior year reflect higher 2020 expenses, including acquisition-related costs, partially offset by lower funding costs and increases in noninterest income. The adjusted efficiency ratio1 in 2020 was 51.63% compared to 50.90% in 2019. The Company expects to maintain an adjusted efficiency ratio in the low 50s for the full year 2021.

Net Interest Income and Margin
Net interest income for the year ended December 31, 2020 totaled $262.7 million, increasing $19.1 million, or 8%, compared to the year ended December 31, 2019. Net interest income (on a fully taxable equivalent basis)1 for the year ended December 31, 2020 was $263.2 million, increasing $19.3 million, or 8%, compared to the year ended December 31, 2019. In 2020 and 2019, net interest margin was 3.65% and 3.92%, respectively.
In 2020, net interest income and the net interest margin reflect the impact of interest rate cuts by the Federal Reserve in the first quarter of 2020 in response to the COVID-19 pandemic. Loans and security yields contracted by 59 and 67 basis points, respectively, offset by a decline in the cost of deposits by 37 basis points. The impact on net interest margin from accretion of purchase discounts on acquired loans was 21 basis points in 2020, compared to 25 basis points in 2019. PPP loans decreased net interest margin by three basis points in 2020.
Table 2 presents the Company’s average balance sheets, interest income and expenses, and yields and rates, for the past three years.
The following table details the trend for net interest income and margin results (on a fully taxable equivalent basis)1, yield on earning assets and rate on interest bearing liabilities.

(In thousands, except percentages)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Fourth quarter 2019	$61,846	3.84%	4.49%	0.98%
First quarter 2020	63,291	3.93	4.54	0.90
Second quarter 2020	67,388	3.70	4.03	0.51
Third quarter 2020	63,621	3.40	3.65	0.40
Fourth quarter 2020	68,903	3.59	3.80	0.33
1On a fully taxable equivalent basis - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Total average loans increased $745.3 million, or 15%, during 2020 compared to 2019 with growth attributed primarily to loans originated in the PPP, and the two bank acquisitions completed in 2020. Average investment securities balances increased $99.6 million, or 8%, during 2020 compared to 2019.
Average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 79% in 2020 and 2019. The mix of loans has remained stable, with volumes related to commercial real estate representing 52% of total loans, excluding PPP loans, at December 31, 2020, compared to 49% at December 31, 2019. Residential loan balances with individuals (including home equity loans and lines and personal construction loans) represented 28% of total loans, excluding PPP loans, at December 31, 2020 compared to 32% at December 31, 2019. (see “Loan Portfolio”).
1 Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Loan production is detailed in the following table for the periods specified:

	For the Year Ended December 31,
(In thousands)	2020	2019
Commercial/commercial real estate loan pipeline at year-end	$166,735	$277,788
Commercial/commercial real estate loans closed	655,821	1,053,809

Residential pipeline - saleable at period end	$92,017	$18,995
Residential loan - sold	509,420	236,528

Residential pipeline - portfolio at period end	$25,083	$19,107
Residential loans - retained	129,183	287,025

Consumer pipeline at period end	$18,207	$23,311
Consumer originations	219,294	214,548

PPP originations	$598,994	$—
Commercial and commercial real estate loan production in 2020 totaled $655.8 million, compared to $1.1 billion in 2019. During 2019, the Company acquired $72.4 million in fixed-rate commercial real estate loans from the wholesale market. No purchases were made in the wholesale market during 2020.
Residential loan production totaled $638.6 million in 2020 compared to $523.6 million in 2019. 2019 includes purchases of residential loans from the wholesale market totaling $134.7 million. No purchases were made in the wholesale market during 2020.
Consumer originations totaled $219.3 million during 2020 compared to $214.5 million during 2019.
Seacoast originated more than 5,500 loans to borrowers through the PPP program for $599.0 million in 2020, and acquired $55.0 million in PPP loans from Freedom Bank. Under the terms of the SBA's program, principal and interest on PPP loans may be forgiven provided the borrower uses the funds in a manner consistent with the program's guidelines. As of December 31, 2020, $71.8 million in PPP loans had been forgiven.
Average debt securities increased $99.6 million, or 8%, from 2019. Securities comprised 18% and 19% of average earning assets in 2020 and 2019, respectively. Yields on securities decreased from 3.00% in 2019 to 2.33% in 2020.
In 2020, the cost of average interest-bearing liabilities decreased 57 basis points to 0.53% from 2019, reflecting the impact of interest rate reductions in 2019 and 2020. The low overall cost of our funding reflects the Company’s successful core deposit focus that produced strong growth in customer relationships over the past several years. Noninterest bearing demand deposits at December 31, 2020 represent 33% of total deposits, compared to 28% at December 31, 2019. The cost of average total deposits (including noninterest bearing demand deposits) in 2020 was 0.32%, compared to 0.69% in 2019.

The following table details the Company's customer relationship funding as of:

	December 31,
(In thousands, except percentages)	2020	2019
Noninterest demand	$2,289,787	$1,590,493
Interest-bearing demand	1,566,069	1,181,732
Money market	1,556,370	1,108,363
Savings	689,179	519,152
Time certificates of deposit	831,156	1,185,013
Total deposits	$6,932,561	$5,584,753

Customer sweep accounts	$119,609	$86,121

Noninterest demand deposit mix	33%	28%
The Company’s focus on convenience, with high-quality customer service, expanded digital offerings and distribution channels provides stable, low-cost core deposit funding. Over the past several years, the Company has strengthened its retail deposit franchise using new strategies and product offerings, while maintaining a focus on growing customer relationships. Seacoast believes that digital product offerings are central to core deposit growth and have proved to be of meaningful value to its customers in this environment. Seacoast's call center and retail associates continue to lead the market in availability and customer service standards, with the call center out-performing large bank call center wait times and service level standards. The impact of PPP originations and individual stimulus payments, as well as the acquisition of FBPB in the first quarter of 2020 and Freedom Bank in the third quarter of 2020, have all contributed to higher deposit balances. The Company has also seen a continued shift toward mobile banking use as customers recognize the ease of access and security features of such engagement. At December 31, 2020, registered mobile devices had increased 16% compared to December 31, 2019, while online users increased 13% in the same time period. Growth in mobile banking use represents both consumer and business customers utilizing the convenience of mobile and online channels. During 2020, average transaction deposits (noninterest and interest bearing demand) increased $676.3 million, or 25%, compared to 2019. Along with new relationships, deposit programs and digital sales have improved the Company's market share and deepened relationships with existing customers.
Growth in core deposits has also provided low funding costs. The Company’s deposit mix remains favorable, with 83% of average deposit balances comprised of savings, money market, and demand deposits in 2020.
Sweep repurchase agreements with customers increased $33.5 million, or 39%, to $119.6 million at December 31, 2020 compared to $86.1 million at December 31, 2019. The average rate on customer repurchase accounts was 0.33% in 2020 compared to 1.35% in 2019. No federal funds purchased were utilized at December 31, 2020 or 2019.
The Company had no FHLB borrowings outstanding at December 31, 2020 compared to $315.0 million at December 31, 2019. FHLB borrowings averaged $139.4 million at an average rate of 1.10% for the full year 2020, compared to $131.9 million at an average rate of 2.28% for the full year 2019 (see “Note J - Borrowings” to the Company’s consolidated financial statements).
In 2020, average subordinated debt of $71.2 million related to trust preferred securities issued by subsidiary trusts of the Company carried an average cost of 3.07%, down from 4.75% in 2019, reflecting the impact of lower interest rates as the subordinated debt cost is based on LIBOR plus a spread (see “Note J - Borrowings”).
Provision for Credit Losses
The provision for credit losses was $38.2 million for the full year 2020 compared to $11.0 million for the full year 2019. On January 1, 2020, the Company adopted ASC Topic 326 - Financial Instruments - Credit Losses. Under the CECL approach, the Company reserves for the full amount of expected credit losses over the life of the loans. The estimate is based on current conditions and reasonable and supportable forecasts. This use of CECL requires earlier recognition, when compared with the previous accounting guidance, of credit losses that are deemed expected but not yet probable. The expectation of higher future losses due to the ongoing impact of COVID-19 on the current and forecasted economic environment resulted in the increase in provisioning during 2020.

Noninterest Income
Noninterest income (excluding securities gains and losses) totaled $60.3 million in 2020, an increase of $4.8 million, or 9%, compared to 2019. Noninterest income accounted for 19% of total revenue in 2020 and 2019 (net interest income plus noninterest income, excluding securities gains and losses).
Service charges on deposits for the year ended December 31, 2020 compared to the year ended December 31, 2019 decreased $2.1 million, or 18%, to $9.4 million. This decrease reflects the impact of the COVID-19 pandemic on service charges, including the waiver of certain account charges during the second quarter of 2020, as well as higher average deposit balances resulting in lower overdraft fees in 2020. Overdraft fees represented 44% of total service charges on deposits in 2020 compared to 55% in 2019.
Interchange revenue totaled $13.7 million in 2020, an increase of 2% from $13.4 million in 2019. Growth in business customers and marketing targeted at increasing debit card utilization across all customers resulted in record interchange revenue for the year.
Wealth management revenues, including brokerage commissions and fees and trust income, increased $1.2 million, or 18%, to $7.5 million for the year ended December 31, 2020. A determined and consistent focus on building new relationships and providing exceptional services resulted in considerable growth during 2020, with assets under management (“AUM”) increasing 33% year-over-year to $870 million as of December 31, 2020.
Mortgage banking fees increased by $8.2 million, or 126%, to $14.7 million for the year ended December 31, 2020 compared to 2019. In 2020, Seacoast continued to capitalize on the robust residential refinance market and a vibrant Florida housing market, resulting in record results for the year.
Marine finance fees were $0.7 million in 2020, a decrease of $0.4 million, or 34%, compared to fees of $1.1 million in 2019.
Gains on sale of the guaranteed portion of SBA loans totaled $0.7 million for the year ended December 31, 2020, a decrease of $1.8 million compared to 2019. A shift toward PPP production beginning in the second quarter of 2020 in response to the COVID-19 pandemic resulted in lower production of saleable SBA loans for 2020.
Bank owned life insurance (“BOLI”) income totaled $3.6 million in 2020, a decrease of $0.1 million, or 3%, compared to the prior year.
Other income decreased $0.5 million, or 5%, year-over-year. 2020 results reflect higher swap fees, which are more than offset by a $1.0 million BOLI death benefit recognized in 2019.
Securities gains in 2020 totaled $1.2 million, resulting from the sale of $96.7 million of debt securities, and a $0.1 million increase in the value of the CRA-qualified mutual fund investment. Securities gains in 2019 totaled $1.2 million, resulting from the sale of $202.7 million of debt securities, and a $0.2 million increase in the value of the CRA-qualified mutual fund investment.
Noninterest Expense
The Company has demonstrated its commitment to efficiency through disciplined, proactive management of its cost structure. Noninterest expenses in 2020 totaled $185.6 million and included acquisition-related expenses of $9.1 million, expenses related to branch consolidation of $0.8 million, and $0.3 million in bonuses to retail associates for keeping critical functions operating at full capacity through the initial stages of the Company's response to the COVID-19 pandemic. In 2019, noninterest expenses totaled $160.7 million, including $1.0 million in acquisition-related expenses, $1.8 million in expenses related to branch consolidation, and $0.1 million in business continuity expenses relating to a hurricane event. Adjusted noninterest expense1 in 2020 totaled $169.5 million, an increase of 12% from 2019, reflecting overall growth of the organization. Changes in the categories of noninterest expense for the year ended 2020 compared to 2019 are further described below.

Seacoast has expanded its footprint while decreasing its reliance on branches through successful bank acquisitions and the repositioning of the banking center network in strategic growth markets to meet the evolving needs of its customers. At December 31, 2020, deposits per banking center were $135.9 million, up 17% from $116.3 million at December 31, 2019. The Company consolidated one banking center location in 2020 and three in 2019. The Company plans to further consolidate three banking center locations in the first quarter of 2021.
Salaries and wages totaled $88.5 million in 2020, an increase of $14.7 million, or 20%, compared to 2019. Results in 2020 include $2.8 million in bank acquisition-related charges. Record levels of saleable mortgage production resulted in higher commissions, and bonuses were paid to retail associates for keeping critical functions operating at full capacity through the initial stages of the Company's response to the COVID-19 pandemic. Higher headcount is attributed to the recruitment of seasoned bankers in key markets, to the FBPB and Freedom Bank acquisitions, and the addition of staff to support the PPP. Higher loan originations in 2020 relating to the PPP resulted in higher deferrals of related salary costs.

During 2020, employee benefit costs, which include group health insurance, 401(k) plan contributions, payroll taxes, and unemployment compensation, increased $1.8 million, or 13%, compared to 2019. The increase is attributed to higher headcount and higher health insurance costs.
The Company utilizes third parties for core data processing systems. The data processing costs associated with these third parties fluctuate based on the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $19.1 million and $15.1 million in 2020 and 2019, respectively. Of the $4.0 million, or 26%, increase in 2020, $2.7 million is the result of acquisition-related costs incurred in 2020. The Company continues to improve and enhance mobile and other digital products and services through key third parties. Outsourced data processing costs may increase in the future as customers adopt improved products and as business volumes grow.
Telephone and data line expenses, including electronic communications with customers, between branch locations and personnel, and with third party data processors, remained flat year-over-year at $3.0 million. The Company continues to manage expenses for this category, which has benefited from branch consolidation, while continuing to grow alternative service channels including the Customer Support Center and digital applications.
Total occupancy, furniture and equipment expenses in 2020 totaled $20.0 million, a decrease of $0.5 million, or 2%, compared to 2019. The decrease reflects the benefit of recent branch consolidations. The Company continues to strategically manage its branch footprint to balance customer needs for access to physical branches with the ability to provide services through telephone-based and digital channels. Branch consolidations will continue for the Company and the banking industry in general as the customer service dynamic continues to evolve.
In 2020 and 2019, marketing expenses totaled $4.8 million and $4.2 million, respectively. The Company continues to carefully manage the use of marketing campaigns to target potential high value customers in a cost effective manner through a mix of digital communications, direct mail, event sponsorships and donations.
Legal and professional fees increased by $0.6 million in 2020, or 7%, to $9.2 million, which includes $2.7 million in merger-related expenses in 2020, compared to $0.4 million in 2019.
FDIC assessments were $1.3 million in 2020, compared to $0.9 million in 2019. In the third quarter of 2019, the FDIC announced the achievement of the target deposit insurance reserve ratio, resulting in the Company's ability to apply previously awarded credits to its deposit insurance assessment. The Company used these credits to offset $0.9 million of expenses during 2019 and $0.7 million during 2020. The credits were fully utilized by the second quarter of 2020.
For the year ended December 31, 2020, foreclosed property expense and net loss on sale was $2.3 million, compared to $0.1 million in 2019. Results in 2020 primarily reflect the write-downs of two properties in the fourth quarter upon the receipt of updated valuations.
Other expense totaled $15.8 million and $15.2 million in 2020 and 2019, respectively. The increase of $0.6 million, or 4%, includes higher recruiting fees and higher mortgage production-related expenses.
Income Taxes
In 2020, the provision for income taxes totaled $22.8 million, compared to $29.9 million in 2019. In 2019, a reduction in the State of Florida corporate income tax rate resulted in the write-down of certain deferred tax assets, resulting in additional income tax expense of $1.1 million. In 2020, changes under the CARES Act provided for the carryback of net operating losses that resulted in an income tax benefit of $0.4 million. Discrete tax benefits related to share-based compensation were $0.1 million and $0.8 million in 2020 and 2019, respectively.

Fourth Quarter Review
Net income totaled $29.3 million in the fourth quarter of 2020, an increase of $6.7 million, or 30%, from the third quarter of 2020, and an increase of $2.2 million, or 8%, compared to the fourth quarter of 2019. Adjusted net income1 totaled $30.7 million, an increase of $3.4 million, or 12%, from the third quarter of 2020, and an increase of $3.9 million, or 14%, compared to the fourth quarter of 2019. Diluted earnings per common share (“EPS”) was $0.53 and adjusted diluted EPS12was $0.55 in the fourth quarter of 2020, compared to diluted EPS of $0.42 and adjusted diluted EPS1 of $0.50 in the third quarter of 2020 and compared to diluted EPS of $0.52 and adjusted diluted EPS1 of $0.52 in the fourth quarter of 2019.
Revenues increased $3.3 million, or 4%, from the third quarter of 2020 and increased $5.6 million, or 7%, from the fourth quarter of 2019. Net interest income increased $5.3 million, or 8%, compared to the third quarter of 2020 and increased $7.0 million, or 11%, compared to the fourth quarter of 2019.
Net interest income (on a tax-equivalent basis), for the fourth quarter of 2020 totaled $68.9 million, an increase of $5.3 million, or 8%, from the third quarter of 2020, and an increase of $7.1 million, or 11%, from the fourth quarter 2019. Net interest margin (on a tax-equivalent basis), increased 19 basis points to 3.59% from the third quarter of 2020, and contracted 25 basis points from the fourth quarter of 2019. During the fourth quarter of 2020, net interest income included $5.2 million in interest and fees earned on PPP loans compared to $1.7 million in the third quarter of 2020. Lower PPP loan fees in the third quarter resulted from a calculation change to align fee recognition with the contractual maturity of the loans. Loan forgiveness began in the fourth quarter of 2020, resulting in accelerated recognition of $1.5 million in PPP loan fees.
Noninterest income, excluding securities gains and losses, totaled $14.9 million for the fourth quarter of 2020, a decrease of $2.0 million, or 12%, from the third quarter of 2020 and an increase of $1.1 million, or 8%, from the fourth quarter of 2019. Mortgage banking gains decreased by $1.6 million to $3.6 million in the fourth quarter of 2020, compared to record results in the prior quarter. The low interest rate environment continued to result in heightened refinance demand, though at lower levels than in the third quarter.
Noninterest expenses for the fourth quarter of 2020 totaled $43.7 million, a decrease of $8.0 million, or 15% from the prior quarter and an increase of $5.6 million, or 15%, from the fourth quarter of 2019. Compared to the third quarter of 2020, salaries and wages decreased by $1.6 million to $21.5 million, primarily reflecting the effect of higher expense deferrals associated with accelerated commercial loan originations in the fourth quarter. Other decreases compared to the third quarter of 2020 are primarily attributed to merger-related expenses.
A provision for loan losses of $1.9 million was recorded in the fourth quarter of 2020 compared to a reversal of $0.8 million in the previous quarter. The ratio of allowance for credit losses to total loans was 1.62% at December 31, 2020, compared to 1.60% at September 30, 2020. Excluding PPP loans, the ratio was 1.79% at December 31, 2020, compared to 1.80% at September 30, 2020.

12Non-GAAP measure, see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

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
The following tables provide reconciliation between GAAP and adjusted (non-GAAP) financial measures.

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2020	2020	2020	2020	Year
Net income	$29,347	$22,628	$25,080	$709	$77,764

Total noninterest income	$14,930	$16,946	$15,006	$14,688	$61,570
Securities losses (gains), net	18	(4)	(1,230)	(19)	(1,235)
Total Adjustments to Noninterest Income	18	(4)	(1,230)	(19)	(1,235)
Total Adjusted Noninterest Income	$14,948	$16,942	$13,776	$14,669	$60,335

Total noninterest expense	$43,681	$51,674	$42,399	$47,798	$185,552
Merger-related charges	—	(4,281)	(240)	(4,553)	(9,074)
Amortization of intangibles	(1,421)	(1,497)	(1,483)	(1,456)	(5,857)
Business continuity expenses	—	—	—	(307)	(307)
Branch reductions and other expense initiatives	(354)	(464)	—	—	(818)
Total Adjustments to Noninterest Expense	(1,775)	(6,242)	(1,723)	(6,316)	(16,056)
Total Adjusted Noninterest Expense	$41,906	$45,432	$40,676	$41,482	$169,496

Income Taxes	$8,793	$6,992	$7,188	$(155)	$22,818
Tax effect of adjustments	440	1,530	121	1,544	3,635
Total Adjustments to Income Taxes	440	1,530	121	1,544	3,635
Adjusted Income Taxes	9,233	8,522	7,309	1,389	26,453
Adjusted Net Income	$30,700	$27,336	$25,452	$5,462	$88,950

Earnings per diluted share, as reported	$0.53	$0.42	$0.47	$0.01	$1.44
Adjusted Earnings per Diluted Share	0.55	0.50	0.48	0.10	1.65
Adjusted diluted shares outstanding	55,739	54,301	53,308	52,284	53,930

Adjusted Noninterest Expense	$41,906	$45,432	$40,676	$41,482	$169,496
Provision for credit losses on unfunded commitments	795	(756)	(178)	(46)	(185)
Foreclosed property expense and net (loss) gain on sale	(1,821)	(512)	(245)	315	(2,263)
Net Adjusted Noninterest Expense	$40,880	$44,164	$40,253	$41,751	$167,048

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2020	2020	2020	2020	Year
Revenue	$83,721	$80,449	$82,278	$77,865	$324,313
Total Adjustments to Revenue	18	(4)	(1,230)	(19)	(1,235)
Impact of FTE adjustment	112	118	116	114	460
Adjusted revenue on a fully tax equivalent basis	$83,851	$80,563	$81,164	$77,960	$323,538
Adjusted Efficiency Ratio	48.75%	54.82%	49.60%	53.55%	51.63%

Net Interest Income	$68,791	$63,503	$67,272	$63,177	$262,743
Impact of FTE Adjustment	112	118	116	114	460
Net interest income including FTE adjustment	68,903	63,621	67,388	63,291	263,203
Total noninterest income	14,930	16,946	15,006	14,688	61,570
Total noninterest expense	43,681	51,674	42,399	47,798	185,552
Pre-Tax Pre-Provision Earnings	40,152	28,893	39,995	30,181	139,221
Total Adjustments to Noninterest Income	18	(4)	(1,230)	(19)	(1,235)
Total Adjustments to Noninterest Expense	(2,801)	(7,510)	(2,146)	(6,047)	(18,504)
Adjusted Pre-Tax Pre-Provision Earnings	$42,971	$36,399	$40,911	$36,209	$156,490

Average Assets	$8,376,396	$8,086,890	$7,913,002	$7,055,543	$7,860,000
Less average goodwill and intangible assets	(238,631)	(228,801)	(230,871)	(226,712)	(231,267)
Average Tangible Assets	$8,137,765	$7,858,089	$7,682,131	$6,828,831	$7,628,733

Return on Average Assets (ROA)	1.39%	1.11%	1.27%	0.04%	0.99%
Impact of removing average intangible assets and related amortization	0.10	0.09	0.10	0.07	0.09
Return on Average Tangible Assets (ROTA)	1.49	1.20	1.37	0.11	1.08
Impact of other adjustments for Adjusted Net Income	0.01	0.18	(0.04)	0.21	0.09
Adjusted Return on Average Tangible Assets	1.50%	1.38%	1.33%	0.32%	1.17%

Average Shareholders' Equity	$1,111,073	$1,061,807	$1,013,095	$993,993	$1,045,219
Less average goodwill and intangible assets	(238,631)	(228,801)	(230,871)	(226,712)	(231,267)
Average Tangible Equity	$872,442	$833,006	$782,224	$767,281	$813,952

Return on Average Shareholders' Equity	10.51%	8.48%	9.96%	0.29%	7.44%
Impact of removing average intangible assets and related amortization	3.36	2.87	3.51	0.66	2.66
Return on Average Tangible Common Equity (ROTCE)	13.87	11.35	13.47	0.95	10.10
Impact of other adjustments for Adjusted Net Income	0.13	1.71	(0.38)	1.91	0.83
Adjusted Return on Average Tangible Common Equity	14.00%	13.06%	13.09%	2.86%	10.93%

Loan interest income[1]	$65,684	$60,573	$64,929	$63,524	$254,710
Accretion on acquired loans	(4,448)	(3,254)	(2,988)	(4,287)	(14,977)
Interest and fees on PPP loans	(5,187)	(1,719)	(5,068)	—	(11,974)
Loan interest income excluding PPP and accretion on acquired loans	$56,049	$55,600	$56,873	$59,237	$227,759

Yield on loans[1]	4.42%	4.11%	4.56%	4.90%	4.49%
Impact of accretion on acquired loans	(0.30)	(0.22)	(0.21)	(0.33)	(0.27)
Impact of PPP	0.11	0.33	(0.04)	—	0.11
Yield on loans excluding PPP and accretion on acquired loans	4.23%	4.22%	4.31%	4.57%	4.33%

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2020	2020	2020	2020	Year
Net interest income[1]	$68,903	$63,621	$67,388	$63,291	$263,203
Accretion on acquired loans	(4,448)	(3,254)	(2,988)	(4,287)	(14,977)
Interest and fees on PPP	(5,187)	(1,719)	(5,068)	—	(11,974)
Net interest income excluding PPP and accretion on acquired loans	$59,268	$58,648	$59,332	$59,004	$236,252

Net interest margin	3.59%	3.40%	3.70%	3.93%	3.65%
Impact of accretion on acquired loans	(0.23)	(0.17)	(0.16)	(0.27)	(0.21)
Impact of PPP	0.01	0.19	(0.08)	—	0.03
Net interest margin excluding PPP and accretion on acquired loans	3.37%	3.42%	3.46%	3.66%	3.47%

Security interest income[1]	$6,586	$7,129	$7,725	$8,848	$30,288
Tax equivalent adjustment to securities	(23)	(32)	(31)	(30)	(116)
Securities interest income excluding tax equivalent adjustment	$6,563	$7,097	$7,694	$8,818	$30,172

Loan interest income[1]	$65,684	$60,573	$64,929	$63,524	$254,710
Tax equivalent adjustment to loans	(89)	(86)	(85)	(84)	(344)
Loan interest income excluding tax equivalent adjustment	$65,595	$60,487	$64,844	$63,440	$254,366

Net Interest Income[1]	$68,903	$63,621	$67,388	$63,291	$263,203
Tax equivalent adjustment to securities	(23)	(32)	(31)	(30)	(116)
Tax equivalent adjustment to loans	(89)	(86)	(85)	(84)	(344)
Net interest income excluding tax equivalent adjustments	$68,791	$63,503	$67,272	$63,177	$262,743
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2019	2019	2019	2019	Year
Net income	$27,176	$25,605	$23,253	$22,705	$98,739

Total noninterest income	$16,376	$13,943	$13,577	$12,836	$56,732
Securities (gains) losses, net	(2,539)	847	466	9	(1,217)
BOLI benefits on death (included in other income)	—	(956)	—	—	(956)
Total Adjustments to Noninterest Income	(2,539)	(109)	466	9	(2,173)
Total Adjusted Noninterest Income	$13,837	$13,834	$14,043	$12,845	$54,559

Total noninterest expense	$38,057	$38,583	$41,000	$43,099	$160,739
Merger-related charges	(634)	—	—	(335)	(969)
Amortization of intangibles	(1,456)	(1,456)	(1,456)	(1,458)	(5,826)
Business continuity expenses	—	(95)	—	—	(95)
Branch reductions and other expense initiatives	—	(121)	(1,517)	(208)	(1,846)
Total Adjustments to Noninterest Expense	(2,090)	(1,672)	(2,973)	(2,001)	(8,736)
Total Adjusted Noninterest Expense	$35,967	$36,911	$38,027	$41,098	$152,003

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2019	2019	2019	2019	Year
Income Taxes	$8,103	$8,452	$6,909	$6,409	$29,873
Tax effect of adjustments	(110)	572	874	510	1,846
Effect of change in corporate tax rate on deferred tax assets	—	(1,135)	—	—	(1,135)
Total Adjustments to Income Taxes	(110)	(563)	874	510	711
Adjusted Income Taxes	7,993	7,889	7,783	6,919	30,584
Adjusted Net Income	$26,837	$27,731	$25,818	$24,205	$104,591

Earnings per diluted share, as reported	$0.52	$0.49	$0.45	$0.44	$1.90
Adjusted diluted earnings per share	$0.52	$0.53	$0.50	$0.47	$2.01
Average diluted shares outstanding	52,081	51,935	51,952	52,039	52,029

Adjusted Noninterest Expense	$35,967	$36,911	$38,027	$41,098	$152,003
Foreclosed property expense and net (loss)/gain on sale	(3)	(262)	174	40	(51)
Total Adjusted Noninterest Expense	$35,964	$36,649	$38,201	$41,138	$151,952

Revenue	$78,136	$74,891	$73,713	$73,610	$300,350
Total Adjustments to Revenue	(2,539)	(109)	466	9	(2,173)
Impact of FTE adjustment	86	79	83	87	335
Adjusted Revenue on a fully taxable equivalent basis	$75,683	$74,861	$74,262	$73,706	$298,512
Adjusted Efficiency Ratio	47.52%	48.96%	51.44%	55.81%	50.90%

Net Interest Income	$61,760	$60,948	$60,136	$60,774	$243,618
Impact of FTE adjustment	86	79	83	87	335
Net Interest Income including FTE adjustment	61,846	61,027	60,219	60,861	243,953
Total noninterest income	16,376	13,943	13,577	12,836	56,732
Total noninterest expense	38,057	38,583	41,000	43,099	160,739
Pre-Tax Pre-Provision Earnings	40,165	36,387	32,796	30,598	139,946
Total Adjustments to Noninterest Income	(2,539)	(109)	466	9	(2,173)
Total Adjustments to Noninterest Expense	(2,093)	(1,934)	(2,799)	(1,961)	(8,787)
Adjusted Pre-Tax Pre-Provision Earnings	$39,719	$38,212	$36,061	$32,568	$146,560

Average Assets	$6,996,214	$6,820,576	$6,734,994	$6,770,978	$6,831,280
Less average goodwill and intangible assets	(226,060)	(227,389)	(228,706)	(230,066)	(228,042)
Average Tangible Assets	$6,770,154	$6,593,187	$6,506,288	$6,540,912	$6,603,238

Return on Average Assets (“ROA”)	1.54%	1.49%	1.38%	1.36%	1.45%
Impact of removing average intangible assets and related amortization	0.12	0.12	0.12	0.12	0.11
Return on Average Tangible Assets (“ROTA”)	1.66	1.61	1.50	1.48	1.56
Impact of other adjustments for Adjusted Net Income	(0.09)	0.06	0.09	0.02	0.02
Adjusted Return on Average Tangible Assets	1.57%	1.67%	1.59%	1.50%	1.58%

Average Shareholders' Equity	$976,200	$946,670	$911,479	$879,564	$928,793
Less average goodwill and intangible assets	(226,060)	(227,389)	(228,706)	(230,066)	(228,042)
Average Tangible Equity	$750,140	$719,281	$682,773	$649,498	$700,751

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2019	2019	2019	2019	Year
Return on Average Shareholders' Equity	11.04%	10.73%	10.23%	10.47%	10.63%
Impact of removing average intangible assets and related amortization	3.91	4.00	4.07	4.39	4.09
Return on Average Tangible Common Equity ROTCE)	14.95	14.73	14.30	14.86	14.72
Impact of other adjustments for Adjusted Net Income	(0.76)	0.57	0.87	0.25	0.21
Adjusted Return on Average Tangible Common Equity	14.19%	15.30%	15.17%	15.11%	14.93%

Loan interest income[1]	$62,922	$63,138	$62,335	$62,335	$250,730
Accretion on acquired loans	(3,407)	(3,859)	(4,166)	(3,938)	(15,370)
Loan Interest Income excluding accretion on acquired loans	$59,515	$59,279	$58,169	$58,397	$235,360

Yield on loans[1]	4.89%	5.06%	5.16%	5.22%	5.08%
Impact of accretion on acquired loans	(0.26)	(0.30)	(0.34)	(0.33)	(0.31)
Yield on Loans excluding accretion on acquired loans	4.63%	4.76%	4.82%	4.89%	4.77%

Net interest income[1]	$61,846	$61,027	$60,219	$60,861	$243,953
Accretion on acquired loans	(3,407)	(3,859)	(4,166)	(3,938)	(15,370)
Net Interest Income excluding accretion on acquired loans	$58,439	$57,168	$56,053	$56,923	$228,583

Net interest margin	3.84%	3.89%	3.94%	4.02%	3.92%
Impact of accretion on acquired loans	(0.21)	(0.25)	(0.27)	(0.26)	(0.25)
Net interest margin excluding accretion on acquired loans	3.63%	3.64%	3.67%	3.76%	3.67%

Securities Interest Income[1]	$8,662	$8,966	$9,112	$9,309	$36,049
Tax equivalent adjustment to securities	(32)	(33)	(36)	(39)	(140)
Security interest income excluding tax equivalent adjustment	$8,630	$8,933	$9,076	$9,270	$35,909

Loan Interest Income[1]	$62,922	$63,138	$62,335	$62,335	$250,730
Tax equivalent adjustment to loans	(54)	(46)	(47)	(48)	(195)
Loan interest income excluding tax equivalent adjustment	$62,868	$63,092	$62,288	$62,287	$250,535

Net interest income[1]	$61,846	$61,027	$60,219	$60,861	$243,953
Tax equivalent adjustment to securities	(32)	(33)	(36)	(39)	(140)
Tax equivalent adjustment to loans	(54)	(46)	(47)	(48)	(195)
Net Interest Income excluding tax equivalent adjustments	$61,760	$60,948	$60,136	$60,774	$243,618
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $1.2 billion, or 17% year-over-year to $8.3 billion at December 31, 2020, reflecting the impact of PPP loan originations and the completion of two acquisitions during the year.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in Tables 13-16 and “Note D - Securities” of the Company’s consolidated financial statements.
At December 31, 2020, the Company had $1.4 billion in securities available-for-sale, and $184.5 million in securities held-to-maturity. The Company's total debt securities portfolio increased $374.4 million, or 31% from December 31, 2019. During the year ended December 31, 2020, there were $830.3 million of debt security purchases and $379.9 million in paydowns and maturities over the same period. For the year ended December 31, 2020, proceeds from the sale of securities totaled $96.7 million, with net gains of $1.1 million. During the year ended December 31, 2019, there were $309.5 million of debt security purchases and $144.2 million in paydowns and maturities over the same period. For the year ended December 31, 2019, proceeds from the sale of securities totaled $202.7 million, with net losses of $1.0 million.
Debt securities generally return principal and interest monthly. The modified duration of the investment portfolio at December 31, 2020 was 3.8 years, compared to 3.5 years at December 31, 2019.
At December 31, 2020, available-for-sale securities had gross unrealized losses of $2.1 million and gross unrealized gains of $28.7 million, compared to gross unrealized losses of $2.7 million and gross unrealized gains of $8.8 million at December 31, 2019. The Company assesses securities in an unrealized loss position on a quarterly basis. As of December 31, 2020, the Company expected to recover the entire amortized cost basis of these securities and therefore no allowance for credit losses was recorded.
The credit quality of the Company’s securities holdings are primarily investment grade. As of December 31, 2020, the Company’s investment securities, except for $35.3 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. government agencies and obligations of U.S. government-sponsored entities totaled $1.3 billion, or 79%, of the total portfolio. The portfolio also includes $91.2 million in private label securities, most secured by residential real estate collateral, with low loan to values and average credit support of 22%. The Company also has invested $202.2 million in uncapped 3-month LIBOR floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of December 31, 2020, all of the Company's collateralized loan obligations were in AAA/AA tranches with average credit support of 30%. The Company performs routine stress testing on these securities to assess both structure and collateral.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $5.6 billion at December 31, 2020, an increase of $479.4 million, or 9%, compared to December 31, 2019. In the second quarter of 2020, the Company began originating Paycheck Protection Program (“PPP”) loans established by the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. At December 31, 2020, the Company had $567 million in PPP loans outstanding. Excluding PPP loans, loans outstanding decreased year-over-year by $30 million to $5.2 billion. The Company adhered to its conservative underwriting guidelines through 2020 in response to the impact of the COVID-19 pandemic on the economic environment. For the year ended December 31, 2020, non-PPP commercial loan originations, including small business and SBA loans, were $655.8 million, compared to $1.1 billion for the year ended December 31, 2019, a decrease of 38%. The loan pipeline for commercial loans totaled $166.7 million at December 31, 2020.
Residential loans originated for sale in the secondary market were $509.4 million for the year ended December 31, 2020, compared to $236.5 million for the year ended December 31, 2019. A vibrant refinance market and a strong Florida housing market, combined with the residential lending team's focus on high-quality service levels to homebuyers, refinance customers and local real estate professionals, resulted in record originations for the year. Originations of residential loans retained were $129.2 million in 2020, compared to $287.0 million in December 31, 2019. The saleable residential mortgage pipeline at December 31, 2020 totaled $92.0 million while the retained pipeline was $25.1 million.
During 2020, the Company successfully completed two bank acquisitions, resulting in loans acquired of $146.8 million in the FBPB acquisition and $303.4 million in the Freedom Bank acquisition.

During 2019, the Company purchased $201.1 million in loans, with an average loan size of $297 thousand and an average yield of 3.92%. The Company made no loan purchases during 2020.
The Company has maintained a conservative approach to underwriting and has intentionally slowed loan growth since the onset of the pandemic in light of increased economic uncertainty. Assuming the economic recovery commences in the second half of 2021, the resumption of growth will be accompanied by defined risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains below regulatory limits (see “Loan Concentrations”).
The following table details loan portfolio composition at December 31, 2020 for portfolio loans, purchased credit deteriorated loans (“PCD”) and loans purchased which are not considered credit deteriorated (“Non-PCD”) as defined in “Note E - Loans”; and at December 31, 2019 for portfolio loans, purchased unimpaired loans (“PUL”) and purchased credit impaired loans (“PCI”). With the adoption of ASC Topic 326 - Financial Instruments - Credit Losses on January 1, 2020, the Company re-evaluated the aggregation of loans into segments, and separated Commercial Real Estate - Owner Occupied from Commercial Real Estate - Non Owner Occupied. In prior years, all Commercial Real Estate loans were considered a single segment.

	December 31, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$216,420	$26,250	$2,438	$245,108
Commercial real estate - owner occupied	854,769	247,090	39,451	1,141,310
Commercial real estate - non-owner occupied	1,043,459	323,273	29,122	1,395,854
Residential real estate	1,155,914	176,105	10,609	1,342,628
Commercial and financial	743,846	94,627	16,280	854,753
Consumer	181,797	6,660	278	188,735
Paycheck Protection Program	515,532	51,429	—	566,961
Totals	$4,711,737	$925,434	$98,178	$5,735,349

	December 31, 2019
(In thousands)	Portfolio Loans	PULs	PCI Loans	Total
Construction and land development	$281,335	$43,618	$160	$325,113
Commercial real estate[1]	1,834,811	533,943	10,217	2,378,971
Residential real estate	1,304,305	201,848	1,710	1,507,863
Commercial and financial	697,301	80,372	579	778,252
Consumer	200,166	8,039	—	208,205
Totals	$4,317,918	$867,820	$12,666	$5,198,404
[1]Commercial real estate includes owner-occupied balances of $1.0 billion at December 31, 2019.
Commercial real estate loans, inclusive of owner-occupied commercial real estate, increased $158.2 million, or 7%, totaling $2.5 billion at December 31, 2020, compared to December 31, 2019. Owner-occupied loans represent $1.1 billion, or 45%, of the commercial real estate portfolio. Office building loans of $761.1 million, or 27%, of commercial real estate mortgages, comprise our largest concentration with a substantial portion owner-occupied.
Fixed-rate and adjustable-rate loans secured by commercial real estate, excluding construction loans, totaled approximately $2.1 billion and $453.7 million, respectively, at December 31, 2020, compared to $2.0 billion and $418.8 million, respectively, at December 31, 2019.
At December 31, 2020, Seacoast had $74.1 million of loans with payment accommodations to borrowers financially impacted by the COVID-19 pandemic, none of which have been classified as a TDR. If economic conditions deteriorate further, these borrowers may be unable to resume scheduled payments, which may result in reversal of accrued interest, further modification of terms and additional necessary provisions for credit losses. At December 31, 2020, of loans that were provided with payment assistance during 2020, 94% are in current status or have paid off the balance entirely, less than 1% are 30 or more days past due, and 5% have been provided with an additional accommodation, including additional payment deferrals or interest only payment arrangements. Interest and fees have typically continued to accrue on these loans throughout their accommodation period.

The following table presents loans with accommodations, excluding PPP loans, at December 31, 2020:

(In thousands)	Loans with Payment Accommodations	Total Loans including Loans with Payment Accommodations	% of Loans with Payment Accommodations
Construction and land development	$1,032	$245,108	— %
Commercial real estate - owner-occupied	14,248	1,141,310	1
Commercial real estate - non owner-occupied	32,549	1,395,854	2
Residential real estate	12,839	1,342,628	1
Commercial and financial	11,915	854,753	1
Consumer	1,479	188,735	1
Totals	$74,062	$5,168,388	1%
The following table details commercial real estate and construction and land development loans outstanding by collateral type at December 31, 2020:

($ in thousands)	OOCRE, CRE & ADC	% of Total Loans	With Payment Accommodations
Office Building	$761,118	13%	$6,416
Retail	454,863	8	4,505
Industrial & Warehouse	385,875	7	661
Other Commercial Property	261,875	5	2,688
Healthcare	219,736	4	777
Apartment Building / Condominium	171,141	3	555
Hotel / Motel	130,743	2	25,169
Vacant Lot	75,480	1	66
Convenience Store	56,474	1	734
Restaurant	49,636	1	5,691
1-4 Family Residence - Individual Borrowers	48,472	1	301
Church	29,155	1	266
School/ Education	28,133	—	—
1-4 Family Residence - Spec Home	23,846	—	—
Agriculture	19,832	—	—
Manufacturing Building	18,106	—	—
1-4 Family Residence - Builder Lines	16,280	—	—
Recreational Property	14,976	—	—
Other Properties	16,531	—	—
Total	$2,782,272	49%	$47,829
The largest collateral type in the CRE and construction portfolios, when aggregated, is office buildings, representing 13% of the portfolio. The average loan size in the office building category is $600 thousand, the average loan to value (“LTV”) is 57%, and 56% of this category is classified as owner-occupied. This primarily includes medical, accounting, engineering, health care, veterinarians and other similar professionals.
The second-largest category is retail, representing 8% of total loans. The average loan size in the retail category is $1.3 million and the average LTV is 58%. Loans collateralized by hotels/motels represent $130.7 million with an average loan size of $2.9 million and an average LTV of 54%. Restaurant exposure is limited at $49.6 million in loans, and is distributed among quick serve and full-service restaurants, with an average loan size of $788 thousand and LTV of 57%.

The following table details the commercial and financial loans outstanding by industry type at December 31, 2020:

($ in thousands)	Commercial and Financial	% of Total Loans	With Payment Accommodations
Management Companies[1]	$202,442	4%	$—
Professional, Scientific, Technical & Other Services	101,661	2	991
Real Estate Rental & Leasing	79,759	1	241
Healthcare & Social Assistance	74,158	1	403
Finance & Insurance	72,771	1	—
Construction	67,098	1	972
Manufacturing	52,700	1	1,777
Transportation & Warehousing	46,803	1	5,786
Wholesale Trade	36,969	1	—
Retail Trade	24,896	—	951
Education	22,204	—	—
Accommodation & Food Services	16,830	—	351
Administrative Support	13,675	—	89
Public Administration	12,056	—	—
Agriculture	11,151	—	8
Other Industries	19,580	—	346
Total	$854,753	14%	$11,915
[1]Primarily corporate aircraft and marine vessels associated with high net worth individuals.
Commercial and financial loans outstanding increased $76.5 million, or 10%, year-over year to $854.8 million as of December 31, 2020. The Company's primary customers for commercial and financial loans are small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing companies. Such businesses are smaller and subject to the risks of lending to small- to medium-sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.
Residential mortgage loans decreased $165.2 million, or 11%, year-over-year to $1.3 billion as of December 31, 2020. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At December 31, 2020, approximately $436.3 million, or 32%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled $499.0 million, or 37%, of the residential mortgage portfolio at December 31, 2020, of which 15- and 30-year mortgages totaled $38.4 million and $362.9 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $163.5 million, most with maturities of 10 years or less. Home equity lines of credit, primarily floating rates, totaled $341.6 million at December 31, 2020. In comparison, fixed-rate loans secured by residential properties totaled $590.0 million at December 31, 2019, with 15- and 30-year fixed-rate residential mortgages totaling $43.5 million and $372.0 million, respectively, and home equity mortgages and lines of credit totaled $243.8 million and $292.1 million, respectively.
The Company also provides consumer loans, which includes installment loans, auto loans, marine loans and other consumer loans, which decreased $19.5 million, or 9%, year-over-year to a total of $188.7 million at December 31, 2020, compared to $208.2 million at December 31, 2019. Of the $19.5 million decrease, automobile loans and other consumer loans decreased $20.6 million and $5.3 million, respectively, while marine loans increased $6.4 million.
At December 31, 2020, the Company had unfunded commitments to make loans of $1.5 billion, compared to $1.0 billion at December 31, 2019 (see “Note Q - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).

Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Outstanding balances for commercial and commercial real estate (“CRE”) loan relationships greater than $10 million totaled $753.7 million, representing 13% of the total portfolio, at December 31, 2020, compared to $680.2 million, or 13%, at December 31, 2019.
The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at December 31, 2020 aggregated to $254.3 million, of which $188.0 million was funded, compared to $268.9 million at December 31, 2019, of which $179.0 million was funded. The Company had 135 commercial and commercial real estate relationships in excess of $5 million totaling $1.3 billion, of which $1.2 billion was funded at December 31, 2020, compared to 120 relationships totaling $1.2 billion at December 31, 2019, of which $1.0 billion was funded.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of total risk based capital, declined to 26% and 169%, respectively, at December 31, 2020, compared to 40% and 204% as of December 31, 2019. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 24% and 157%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multifamily property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e. loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans on owner occupied CRE are generally excluded.
Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality
Table 12 provides certain information concerning nonperforming assets for the years indicated.
Nonperforming assets (“NPAs”) at December 31, 2020 totaled $48.9 million, an increase of $9.5 million, or 24%, compared to 2019, and were comprised of $36.1 million of nonaccrual loans, $10.2 million of other real estate owned (“OREO”) and $2.6 million of branches taken out of service. Compared to December 31, 2019, nonaccrual loans increased by $9.2 million, or 34%, and non-branch OREO decreased $4.3 million, or 62%, the result of property sales. Approximately 80% of nonaccrual loans were secured with real estate at December 31, 2020. Nonaccrual loans have been written down by approximately $8.4 million, or 12%, of the original loan balance (including specific impairment reserves). See the tables below for details about nonaccrual loans.
Nonperforming loans to total loans outstanding at December 31, 2020 increased to 0.63% from 0.52% at December 31, 2019. Nonperforming assets to total assets at December 31, 2020 increased to 0.59% from 0.55% at December 31, 2019.
The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.
Beginning in March 2020, in response to the economic downturn resulting from the COVID-19 pandemic, the Company has offered payment accommodations to affected borrowers. As of December 31, 2020, pandemic-related accommodations totaled $74.1 million and are not considered troubled debt restructurings (“TDRs”). If economic conditions deteriorate further, these borrowers may be unable to resume scheduled payments, which may result in further modification of terms and the potential for classification as a TDR in future periods.
In addition to pandemic-related accommodations, the Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $4.2 million at December 31, 2020, compared to $11.1 million at December 31, 2019. Accruing TDRs are excluded from nonperforming asset ratios. The tables below set forth details related to nonaccrual and accruing restructured loans.

	December 31, 2020
	Nonaccrual Loans			Accruing Restructured
(In thousands)	Non-Current	Current	Total	Loans
Construction & land development
Residential	$—	$—	$—	$109
Commercial	—	101	101	—
Individuals	37	28	65	—
	37	129	166	109

Residential real estate mortgages	4,074	8,418	12,492	3,740
Commercial real estate mortgages - owner occupied	5,682	2,500	8,182	109
Commercial real estate mortgages - non-owner occupied	2,030	6,053	8,083	—
Real estate loans	11,823	17,100	28,923	3,958

Commercial and financial	3,777	2,827	6,604	—
Consumer	543	40	583	224
Total loans	$16,143	$19,967	$36,110	$4,182

	December 31, 2019
	Nonaccrual Loans			Accruing Restructured
(In thousands)	Non-Current	Current	Total	Loans
Construction & land development
Residential	$—	$—	$—	$—
Commercial	4,902	—	4,902	—
Individuals	—	35	35	131
	4,902	35	4,937	131

Residential real estate mortgages	2,552	6,927	9,479	6,027
Commercial real estate mortgages	3,802	2,718	6,520	4,666
Real estate loans	11,256	9,680	20,936	10,824

Commercial and financial	4,674	1,235	5,909	26
Consumer	38	72	110	250
Total loans	$15,968	$10,987	$26,955	$11,100
At December 31, 2020 and December 31, 2019, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Number	Amount	Number	Amount
Maturity extended	51	$5,438	42	$3,781
Rate reduction	37	4,275	52	12,048
Chapter 7 bankruptcies	13	417	18	1,920
Not elsewhere classified	5	160	8	620
Total loans	106	$10,290	120	$18,369
During the year ended December 31, 2020, ten loans totaling $0.7 million were modified to a TDR, compared to nine loans totaling $4.7 million for the year ended December 31, 2019. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. There were no defaults on loans that had been modified in TDRs within the twelve months preceding December 31, 2020 and four defaults totaling $3.2 million within the twelve months preceding December 31, 2019. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.
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
Allowance for Credit Losses on Loans
On January 1, 2020, the Company adopted ASC Topic 326 - Financial Instruments - Credit Losses. The new guidance replaced the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposure such as loan commitments, standby letters of credit, financial guarantees and other similar instruments.
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
Upon adoption of the new model, the initial adjustment to the allowance for credit losses was an increase of $21.2 million, bringing the ratio of allowance to total loans from 0.68% at December 31, 2019 to 1.08% at January 1, 2020. The increase was attributed to the new requirement to estimate losses over the full remaining expected life of the loans and to the impact of the new guidance on the Company's acquired loan portfolio. The economic forecast scenario as of January 1, 2020 projected a stable macroeconomic environment over the three year forecast period. In addition to the $21.2 million impact of the initial adoption of ASC Topic 326, increases in the allowance during 2020 reflected the deterioration of the current and forecasted macroeconomic environment with the onset and continuation of the COVID-19 pandemic.
No allowance has been assigned to PPP loans, which are guaranteed by the U.S. government. Net charge-offs for 2020 were $7.6 million, or 0.14% of average loans, excluding PPP loans, compared to $8.1 million, or 0.16%, for 2019. Excluding PPP loans, the ratio of allowance to total loans increased to 1.79% at December 31, 2020 from 0.68% at December 31, 2019 and 1.08% at January 1, 2020. Uncertainty related to market conditions and the economic outlook will likely continue as the ongoing effects of the pandemic and the impact of additional government assistance programs remain unknown.
Activity in the allowance for credit losses is summarized as follows:

	December 31, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses[1]	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$1,842	$1,479	$87	$1,399	$—	$114	$(1)	$4,920
Commercial real estate - owner-occupied	5,361	80	1,161	3,632	(310)	18	(74)	9,868
Commercial real estate - non owner-occupied	7,863	9,341	2,236	18,966	(177)	37	—	38,266
Residential real estate	7,667	5,787	124	3,840	(240)	350	(28)	17,500
Commercial and financial	9,716	3,677	2,643	8,329	(7,091)	1,416	—	18,690
Consumer	2,705	862	28	1,613	(2,024)	316	(11)	3,489
Paycheck Protection Program	—	—	—	—	—	—	—	—
Totals	$35,154	$21,226	$6,279	$37,779	$(9,842)	$2,251	$(114)	$92,733
[1]Excludes $0.4 million provision for credit losses on accrued interest receivable

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At December 31, 2020, the Company's largest concentrations of credit risk were $2.5 billion in loans secured by commercial real estate and $1.3 billion in loans secured by residential real estate, representing 45% and 23% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
With the emergence of the COVID-19 pandemic in 2020 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on expected losses on loans is difficult to estimate with precision, and it is possible that additional provisions for credit losses could be needed in future periods.
LIBOR Transition
The Company, along with the entire financial services industry, is preparing for the expected phase-out of the benchmark London Interbank Offered Rate (“LIBOR”). In preparing for the transition from LIBOR, the Company has formed a LIBOR transition steering committee which is responsible for overseeing the execution of the Company's enterprise-wide LIBOR transition program, and for evaluating and mitigating the risks associated with the transition from LIBOR. The LIBOR transition program includes a comprehensive review of the financial products, agreements, contracts and business processes that may use LIBOR as a reference rate, and the development and execution of a strategy to transition away from LIBOR, with appropriate consideration of the potential financial, customer, counterparty, regulatory and legal impacts.
As of December 31, 2020, the Company has identified approximately $400 million in loans for which the repricing index is tied to LIBOR. The Company also invests in securities and has issued subordinated debt tied to LIBOR. The Company’s back-to-back swap agreements with customers and other derivatives are governed by the International Swap Dealers Association (“ISDA”). ISDA has developed fallback language for swap agreements and has established a protocol to allow counterparties to modify legacy trades to include the new fallback language. The Company continues to monitor regulatory and legislative activity with regard to LIBOR-based products to identify all necessary actions and facilitate the transition to alternative reference rates.
The Company has adopted Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and the subsequent amendment, which provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met. The Company will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period, and does not expect the standard to have a material impact on the consolidated financial statements.
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
The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. Brokered certificates of deposit (“CDs”) at December 31, 2020 totaled $233.8 million, compared to $472.9 million at December 31, 2019. All of the brokered CDs outstanding at December 31, 2020 have maturities of 12 months or less.
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
Cash and cash equivalents, including interest bearing deposits, totaled $404.1 million on a consolidated basis at December 31, 2020, compared to $124.5 million at December 31, 2019. Higher cash and cash equivalent balances at December 31, 2020 reflect the Company's decision to maintain prudent higher levels of liquidity in the current economic environment, as well as higher customer deposit balances.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high-quality marketable assets, such as residential mortgage loans, available-for-sale debt securities and interest-bearing deposits. The Company is also able to provide short-term financing of its activities by selling, under an agreement to repurchase, United States Treasury and government agency debt securities not pledged to secure public deposits or trust funds. At December 31, 2020, the Company had available unsecured lines of $135.0 million and lines of credit under current lendable collateral value, which are subject to change, of $1.8 billion. In addition, the Company had $1.2 billion of debt securities and $733.3 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2019, the Company had available unsecured lines of $130.0 million and lines of credit of $1.1 billion, and $924.2 million of debt securities and $830.0 million in residential and commercial real estate loans available as collateral.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During 2020, Seacoast Bank distributed $20.2 million to the Company and, at December 31, 2020, is eligible to distribute dividends to the Company of approximately $213.4 million without prior approval. Seacoast Bank distributed $18.1 million to the Company during 2019. At December 31, 2020, the Company had cash and cash equivalents at the parent of approximately $70.1 million compared to $53.0 million at December 31, 2019.
The following table presents contractual obligations. All deposits presented in the table with indeterminate maturities such as interest bearing and noninterest bearing demand deposits, savings accounts and money market accounts are presented as having a maturity of one year or less. The Company considers these low cost deposits to be its largest, most stable funding source, despite no contracted maturity.

	December 31, 2020
		One Year	Over One Year Through	Over Three Years Through	Over Five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposit maturities	$6,932,561	$6,861,463	$53,788	$16,657	653
Securities sold under agreements to repurchase	119,609	119,609	—	—	—
Subordinated debt	71,365	—	—	—	71,365
Operating leases[1]	34,189	5,865	12,724	6,347	9,253
Total	$7,157,724	$6,986,937	$66,512	$23,004	$81,271
1Of the $34.2 million, approximately $3.9 million is related to offices taken out of service (closed).
Deposits and Borrowings
The Company’s balance sheet continues to be primarily funded by core deposits.
Total deposits increased $1.3 billion, or 24%, to $6.9 billion at December 31, 2020 compared to December 31, 2019. The FBPB and Freedom Bank acquisitions added deposits of $173.7 million and $329.7 million, respectively, in 2020.
Since December 31, 2019, interest bearing deposits, which includes interest bearing demand, savings and money markets deposits, increased $1.0 billion, or 36%, to $3.8 billion at December 31, 2020, noninterest bearing demand deposits increased $699.3 million, or 44%, to $2.3 billion, and CDs decreased $353.9 million, or 30%, to $831.2 million. Noninterest demand deposits represented 33% of deposits at December 31, 2020 and 28% at December 31, 2019. Overall, customer balances increased on a year-over-year basis
Customer repurchase agreements totaled $119.6 million at December 31, 2020, increasing $33.5 million, or 39%, from December 31, 2019. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. The increase reflects a shift in customer balances from interest bearing deposits in 2020 as rates declined in 2020. Public funds comprise a significant amount of the outstanding balance.
The Company participates in programs with third party deposit networks as part of its cash management strategy. Through these programs, the Company can offer its customers access to FDIC insurance on large balances, and the Company can retain or sell, on an overnight basis, the underlying deposits. At December 31, 2020, the Company had sold, on an overnight basis, $112.7 million in deposits. These deposits are not included in the Consolidated Balance Sheet.

No unsecured federal funds purchased were outstanding at December 31, 2020 or December 31, 2019.
Borrowings were comprised of subordinated debt related to trust preferred securities issued by trusts organized or acquired by the Company of $71.4 million and $71.1 million at December 31, 2020 and December 31, 2019, respectively, and borrowings from the FHLB of zero and $315.0 million, respectively. Secured FHLB borrowings are an integral tool in liquidity management for the Company.
The Company issued subordinated debt in conjunction with its wholly owned trust subsidiaries in connection with bank acquisitions in previous years. The acquired junior subordinated debentures (in accordance with ASC Topic 805 Business Combinations) were recorded at fair value, which collectively is $3.9 million lower than face value at December 31, 2020. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.
Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 3.07% for the year ended December 31, 2020, compared to 4.75% in 2019.
Go to “Note J - Borrowings” to the Company's consolidated financial statements for more detailed information pertaining to borrowings.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments are generally lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $1.5 billion at December 31, 2020, and $1.0 billion at December 31, 2019 (see “Note Q - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).
Capital Resources and Management
Table 6 summarizes the Company’s capital position and selected ratios.
The Company's equity capital at December 31, 2020 increased $144.8 million, or 15%, from December 31, 2019, to $1.1 billion.
The ratio of shareholders’ equity to period end total assets was 13.55% and 13.87% at December 31, 2020 and December 31, 2019, respectively. The ratio of tangible shareholders’ equity to tangible assets was 11.01% and 11.05% at December 31, 2020 and December 31, 2019, respectively. Equity has increased as a result of earnings retained by the Company, the issuance of common stock in conjunction with bank acquisitions, and as a result of increases in accumulated other comprehensive income (“AOCI”) during the year ended December 31, 2020, primarily reflecting the impact of lower interest rates on available-for-sale securities.
Activity in shareholders’ equity for the year ended December 31, 2020 and December 31, 2019 follows:

	For the Year Ended December 31,
(In thousands)	2020	2019
Beginning balance at January 1, 2020 and 2019	$985,639	$864,267
Net income	77,764	98,739
Cumulative change in accounting principle upon adoption of new accounting pronouncement	(16,876)	—
Issuance of stock, pursuant to acquisitions	62,152	—
Stock compensation (net of Treasury shares acquired)	5,818	5,004
Change in other comprehensive income	15,905	17,525
Other	—	104
Ending balance at December 31, 2020 and 2019	$1,130,402	$985,639
Capital ratios are well above regulatory requirements for well-capitalized institutions. Management’s use of risk-based capital ratios in its analysis of the Company’s capital adequacy are not GAAP financial measures. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies and Seacoast does not nor should investors consider such non-GAAP financial measures in isolation from, or as a substitute for GAAP financial information (see “Table 6 - Capital Resources” and “Note O - Shareholders’ Equity”).

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized[1]
Total Risk-Based Capital Ratio	18.51%	17.21%	10.00%
Tier 1 Capital Ratio	17.46	16.15	8.00
Common Equity Tier 1 Ratio (CET1)	16.17	16.15	6.50
Leverage Ratio	11.92	11.03	5.00
[1]For subsidiary bank only
The Company’s total risk-based capital ratio was 18.51% at December 31, 2020, an increase from 15.71% at December 31, 2019. Higher earnings have been a primary contributor to this increase. As of December 31, 2020, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 11.03%, compared to 11.38% at December 31, 2019.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay up to $213.4 million of dividends to the Company (see “Part I. Item 1. Business”).
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
The Company has seven wholly owned trust subsidiaries that issued trust preferred securities, all of which are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it will be able to treat all $71.4 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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
•the allowance and the provision for credit losses;
•acquisition accounting and purchased loans;
•intangible assets and impairment testing;
•other fair value measurements;
•impairment of debt securities, and;
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
Allowance for Credit Losses – Critical Accounting Policies and Estimates
On January 1, 2020, the Company adopted ASC Topic 326 - Financial Instruments - Credit Losses, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.
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
The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. The Company has developed an allowance model based on an analysis of probability of default (“PD”) and loss given default (“LGD”) to determine an expected loss by loan segment. PDs and LGDs are developed by analyzing the average historical loss migration of loans to default.
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
The allowance for credit losses on troubled debt restructurings (“TDRs”) is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit losses is determining by discounting the expected future cash flows at the original interest rate of the loan.
It is the Company's practice to ensure that the charge-off policy meets or exceeds regulatory requirements. Losses on unsecured consumer loans are recognized at 90 days past due, compared to the regulatory loss criteria of 120 days. In compliance with Federal Financial Institution Examination Council guidelines, secured consumer loans, including residential real estate, are typically charged off or charged down between 120 and 180 days past due, depending on the collateral type. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more, unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in process of collection. Loans provided with short-term payment deferrals under the CARES Act or interagency guidance are not considered past due if in compliance with the terms of their deferral. Secured loans may be charged down to the estimated value of the collateral with previously accrued unpaid interest reversed against interest income. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial charge-off amounts are based on valuation estimates derived from appraisals, broker price opinions, or other market information. Generally, new appraisals are not received until the foreclosure process is completed; however, collateral values are evaluated periodically based on market information and incremental charge-offs are recorded if it is determined that collateral values have declined from their initial estimates.
Note F to the financial statements (titled “Allowance for Credit Losses”) summarizes the Company’s allocation of the allowance for credit losses on loans by loan segment and provides detail regarding charge-offs and recoveries for each loan segment and the composition of the loan portfolio at December 31, 2020 and 2019.
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

Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates
Intangible assets consist of goodwill, core deposit intangibles and loan servicing rights. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. Core deposit intangibles are amortized on a straight-line basis, and are evaluated for indications of potential impairment at least annually.

Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill as required by ASC Topic 350, Intangibles—Goodwill and Other, in the fourth quarter of 2020 with the assistance of third-party valuation specialists, and concluded that no impairment existed.
Fair value estimates for acquired assets and assumed liabilities are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.
Other Fair Value Measurements – Critical Accounting Policies and Estimates
The fair value of collateral-dependent loans, OREO and repossessed assets is typically based on current appraisals, which are reviewed quarterly to determine if fair value adjustments are necessary based on known changes in the market and/or the project assumptions. When necessary, the appraised value may be adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessed market value, comparative sales and/or an internal valuation. Collateral-dependent loans are loans where repayment is solely dependent on the liquidation of the collateral or operation of the collateral for repayment.
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
Impairment of Debt Securities – Critical Accounting Policies and Estimates
On January 1, 2020, the Company adopted ASC Topic 326 – Financial Instruments – Credit Losses, which requires expected credit losses on both held-to-maturity (“HTM”) and available-for-sale (“AFS”) securities to be recognized through a valuation allowance instead of as a direct write-down to the amortized cost basis of the security. For HTM securities, the guidance requires management to estimate expected credit losses over the remaining expected life and recognize this estimate as an allowance for credit losses. An AFS security is considered impaired if the fair value is less than amortized cost basis. For AFS securities, if any portion of the decline in fair value is related to credit, the amount of allowance is determined as the portion related to credit, limited to the difference between the amortized cost basis and the fair value of the security. If the fair value of the security increases in subsequent periods, or changes in factors used within the credit loss assessment result in a change in the estimated credit loss, the Company would reflect the change by decreasing the allowance. If the Company has the intent to sell or believes it is more likely than not that it will be required to sell an impaired AFS security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Declines in the fair value of AFS securities that are not considered credit related are recognized in Accumulated Other Comprehensive Income on the Company’s Consolidated Balance Sheet.
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

Contingent Liabilities – Critical Accounting Policies and Estimates
Seacoast is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of the Company's business activities. These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or its advisers may learn of additional information that can affect the assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At December 31, 2020 and 2019, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company's Asset and Liability Management Committee (“ALCO”) uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to instantaneous changes in market rates of 100 basis point and 200 basis point increases and a 100 basis point decrease on net interest income and is monitored on a quarterly basis.
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on January 1, 2021, holding all other changes in the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net Interest Income
	2020		2019
Changes in Interest Rates	1-12 months	13-24 months	1-12 months	13-24 months
+2.00%	7.6%	14.0%	3.6%	6.7%
+1.00%	3.9	7.4	1.6	2.8
Current	—	—	—	—
-1.00%	(4.5)	(10.1)	(1.5)	(5.4)
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 26.3% as of December 31, 2020. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.
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

	% Change in Economic Value of Equity
Changes in Interest Rates	2020	2019
+2.00%	23.7%	13.2%
+1.00%	13.3	7.1
Current	—	—
-1.00%	(19.2)	(16.4)
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

Table 1 - Components of Return on Average Assets1

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Net interest income	3.35%	3.57%	3.50%
Provision for credit losses on loans	0.49	0.16	0.19
Noninterest income
Securities gains (losses), net	0.02	0.02	(0.01)
Other	0.77	0.81	0.83
Noninterest expense	2.36	2.35	2.68
Income before income taxes	1.29	1.89	1.45
Provision for income taxes including tax equivalent adjustment	0.30	0.44	0.34
Net income	0.99%	1.45%	1.11%
1On a fully taxable equivalent basis. Balances presented as a percentage of average assets.

Table 2 – Three Year Summary
Average Balances, Interest Income and Expenses, Yields and Rates1

	For the Year Ended December 31,
	2020			2019			2018
(In thousands, except percentages)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Earning Assets:
Securities
Taxable	$1,277,441	$29,718	2.33%	$1,176,842	$35,354	3.00%	$1,299,089	$37,860	2.91%
Nontaxable	22,164	570	2.57	23,122	695	3.01	31,331	1,115	3.56
Total Securities	1,299,605	30,288	2.33	1,199,964	36,049	3.00	1,330,420	38,975	2.93

Federal funds sold and other investments	239,494	2,497	1.04	88,045	3,379	3.84	61,048	2,670	4.37

Loan excluding PPP loans	5,259,653	242,736	4.62	4,933,518	250,730	5.08	4,112,009	200,194	4.87
PPP loans	419,154	11,974	2.86	—	—	—	—	—	—
Total Loans	5,678,807	254,710	4.49	4,933,518	250,730	5.08	4,112,009	200,194	4.87
Total Earning Assets	7,217,906	287,495	3.98	6,221,527	290,158	4.66	5,503,477	241,839	4.39

Provision for credit losses on loans	(81,858)			(33,465)			(29,972)
Cash and due from banks	142,314			94,643			114,936
Bank premises and equipment, net	71,846			69,142			67,332
Intangible assets	231,267			228,042			178,287
Bank owned life insurance	128,569			124,803			124,452
Other assets	149,956			126,588			98,823
Total Assets	$7,860,000			$6,831,280			$6,057,335

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand	$1,324,433	1,710	0.13%	$1,114,334	4,025	0.36%	$978,030	1,883	0.19%
Savings deposits	610,015	849	0.14	516,526	2,015	0.39	457,542	811	0.18
Money market	1,294,629	4,361	0.34	1,164,938	10,581	0.91	1,049,900	6,069	0.58
Time deposits	1,101,321	13,365	1.21	1,092,516	21,776	1.99	811,741	11,684	1.44
Securities sold under agreements to repurchase	84,514	283	0.33	106,142	1,431	1.35	200,839	1,804	0.90
Federal Home Loan Bank borrowings	139,439	1,540	1.10	131,921	3,010	2.28	224,982	4,468	1.99
Other borrowings	71,220	2,184	3.07	70,939	3,367	4.75	70,658	3,164	4.48
Total Interest-Bearing Liabilities	4,625,571	24,292	0.53	4,197,316	46,205	1.10	3,793,692	29,883	0.79

Noninterest demand	2,107,931			1,641,766			1,492,451
Other liabilities	81,279			63,405			30,621
Total Liabilities	6,814,781			5,902,487			5,316,764

Shareholders' equity	1,045,219			928,793			740,571
Total Liabilities & Shareholders' Equity	$7,860,000			$6,831,280			$6,057,335

Cost of deposits			0.32%			0.69%			0.43%
Interest expense as % of earning assets			0.34%			0.74%			0.54%
Net interest income/yield on earning assets		$263,203	3.65%		$243,953	3.92%		$211,956	3.85%
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs.
Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Table 3 - Rate/Volume Analysis1

	2020 vs 2019 Due to Change in:			2019 vs 2018 Due to Change in:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
	Amount of increase (decrease)
Earning Assets:
Securities
Taxable	$2,681	$(8,317)	$(5,636)	$(3,618)	$1,112	$(2,506)
Nontaxable	(27)	(98)	(125)	(269)	(151)	(420)
Total Securities	2,654	(8,415)	(5,761)	(3,887)	961	(2,926)

Federal funds sold and other investments	3,696	(4,578)	(882)	1,108	(399)	709
Loans, net	35,653	(31,673)	3,980	40,873	9,663	50,536
Total Earning Assets	42,003	(44,666)	(2,663)	38,094	10,225	48,319

Interest-Bearing Liabilities:
Interest-bearing demand	515	(2,830)	(2,315)	377	1,765	2,142
Savings deposits	247	(1,413)	(1,166)	167	1,037	1,204
Money market accounts	807	(7,027)	(6,220)	855	3,657	4,512
Time deposits	141	(8,552)	(8,411)	4,819	5,273	10,092
Total Deposits	1,710	(19,822)	(18,112)	6,218	11,732	17,950

Securities sold under agreements to repurchase	(182)	(966)	(1,148)	(1,064)	691	(373)
Federal Home Loan Bank borrowings	127	(1,597)	(1,470)	(1,986)	528	(1,458)
Other borrowings	11	(1,194)	(1,183)	13	190	203
Total Interest Bearing Liabilities	1,666	(23,579)	(21,913)	3,181	13,141	16,322
Net Interest Income	$40,337	$(21,087)	$19,250	$34,913	$(2,916)	$31,997
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs.
Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.
Changes attributable to rate/volume (mix) are allocated to rate and volume on an equal basis.

Table 4 – Noninterest Income

	For the Year Ended December 31,			% Change
(In thousands, except percentages)	2020	2019	2018	20/19	19/18
Service charges on deposit accounts	$9,429	$11,529	$11,198	(18%)	3%
Interchange income	13,711	13,399	12,335	2	9
Wealth management income	7,507	6,352	5,915	18	7
Mortgage banking fees	14,696	6,490	4,682	126	39
Marine finance fees	690	1,054	1,398	(35)	(25)
SBA gains	685	2,472	2,474	(72)	—
BOLI income	3,561	3,674	4,291	(3)	(14)
Other income	10,056	10,545	8,352	(5)	26
	60,335	55,515	50,645	9	10
Securities gains (losses), net	1,235	1,217	(623)	1	(295)
Total Noninterest Income	$61,570	$56,732	$50,022	9%	13%

Table 5 - Noninterest Expense

	For the Year Ended December 31,			% Change
(In thousands, except percentages)	2020	2019	2018	20/19	19/18
Salaries and wages	$88,539	$73,829	$71,111	20%	4%
Employee benefits	15,544	13,697	12,945	13	6
Outsourced data processing costs	19,053	15,077	16,374	26	(8)
Telephone and data lines	2,984	2,958	2,481	1	19
Occupancy	14,150	14,284	13,394	(1)	7
Furniture and equipment	5,874	6,245	6,744	(6)	(7)
Marketing	4,833	4,161	5,085	16	(18)
Legal and professional fees	9,167	8,553	9,961	7	(14)
FDIC assessments	1,268	881	2,195	44	(60)
Amortization of intangibles	5,857	5,826	4,300	1	35
Foreclosed property expense and net loss on sale	2,263	51	461	4,337	(89)
Provision for credit losses on unfunded commitments	185	—	—	n/m	n/m
Other	15,835	15,177	17,222	4	(12)
Total Noninterest Expense	$185,552	$160,739	$162,273	15%	(1%)
n/m = not meaningful

Table 6 - Capital Resources

	December 31,
(In thousands, except percentages)	2020	2019	2018
Tier 1 Capital
Common stock	$5,524	$5,151	$5,136
Additional paid in capital	856,092	786,242	778,501
Retained earnings	256,701	195,813	97,074
Treasury stock	(8,285)	(6,032)	(3,384)
Goodwill	(221,176)	(205,286)	(204,753)
Intangibles	(14,577)	(18,305)	(24,808)
Other[1]	24,946	(3,028)	(6,426)
Common Equity Tier 1 Capital	899,225	754,555	641,340

Qualifying trust preferred securities	71,365	71,085	70,804
Other	4	—	—
Total Tier 1 Capital	970,594	825,640	712,144

Tier 2 Capital
Allowance for credit losses on loans[1], as limited	58,861	35,294	32,543
Total Tier 2 Capital	58,861	35,294	32,543
Total Risk-Based Capital	$1,029,455	$860,934	$744,687
Risk weighted assets	$5,560,489	$5,481,325	$5,159,431

Common equity Tier 1 ratio (CET1)	16.17%	13.77%	12.43%
Regulatory minimum[2]	4.50	4.50	4.50
Tier 1 capital ratio	17.46	15.06	13.80
Regulatory minimum[2]	6.00	6.00	6.00
Total capital ratio	18.51	15.71	14.43
Regulatory minimum[2]	8.00	8.00	8.00
Tier 1 capital to adjusted total assets	11.92	12.20	11.16
Regulatory minimum	4.00	4.00	4.00

Shareholders' equity to assets	13.55	13.87	12.81
Average shareholders' equity to average total assets	13.30	13.60	12.23
Tangible shareholders' equity to tangible assets	11.01	11.05	9.72
1In 2020, the Company elected, in accordance with interagency guidance, to delay the estimated impact on regulatory capital resulting from the implementation of CECL. The guidance provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The adjustment to Tier 1 Capital was $24.7 million and the adjustment to Tier 2 Capital was $30.2 million.

[2]Excludes the Basel III capital conservation buffer of 2.5% for 2020 and 2019, and 1.875% for 2018, which if not exceeded may constrain dividends, equity repurchases and compensation.

Table 7 - Loans Outstanding

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Construction and land development
Residential	$64,385	$94,641	$123,326	$97,725	$29,693
Commercial	93,033	86,658	128,175	91,043	57,856
	157,418	181,299	251,501	188,768	87,549
Individuals	87,690	143,814	192,067	154,357	72,567
	245,108	325,113	443,568	343,125	160,116

Commercial real estate
Owner-occupied	1,141,310	1,034,963	970,181	791,400	623,800
Non owner-occupied	1,395,854	1,344,008	1,161,885	848,592	733,792
	2,537,164	2,378,971	2,132,066	1,639,992	1,357,592

Residential real estate
Adjustable	436,262	556,453	618,123	487,231	418,276
Fixed rate	499,050	589,960	370,224	246,884	210,365
Home equity mortgages	65,717	69,394	74,127	71,367	44,484
Home equity lines	341,599	292,056	261,903	233,328	163,662
	1,342,628	1,507,863	1,324,377	1,038,810	836,787

Commercial and financial	854,753	778,252	722,322	606,014	370,589

PPP Loans	566,961	—	—	—	—

Installment loans to individuals
Automobiles and trucks	17,697	22,939	20,482	19,006	19,234
Marine loans	97,404	91,025	83,606	78,855	78,993
Other	72,364	93,274	97,606	90,851	55,718
	187,465	207,238	201,694	188,712	153,945

Other loans	1,270	967	1,187	724	507

Total Loans	$5,735,349	$5,198,404	$4,825,214	$3,817,377	$2,879,536

Table 8 - Loan Maturity Distribution

	December 31, 2020
(In thousands)	Commercial and Financial	Construction and Land Development	Total
In one year or less	$263,932	$116,718	$380,650

After one year but within five years:
Interest rates are floating or adjustable	88,833	51,313	140,146
Interest rates are fixed	241,401	8,690	250,091

In five years or more:
Interest rates are floating or adjustable	85,664	16,226	101,890
Interest rates are fixed	174,923	52,161	227,084
Total	$854,753	$245,108	$1,099,861

Table 9 - Maturity of Certificates of Deposit of $100,000 or More

Maturity of Certificates of Deposit of $100,000 through $250,000

	December 31,	% of	December 31,	% of
(In thousands, except percentages)	2020	Total	2019	Total
Maturity Group:
Under 3 Months	$96,635	42%	$110,724	41%
3 to 6 Months	61,486	26	78,190	29
6 to 12 Months	50,999	22	53,702	20
Over 12 Months	22,930	10	25,832	10
Total Time Deposits	$232,050	100%	$268,448	100%

Maturity of Certificates of Deposit of more than $250,000

	December 31,	% of	December 31,	% of
(In thousands, except percentages)	2020	Total	2019	Total
Maturity Group:
Under 3 Months	$65,627	38%	$95,351	46%
3 to 6 Months	50,430	29	58,930	28
6 to 12 Months	35,580	21	34,925	17
Over 12 Months	19,826	12	18,113	9
Total Time Deposits	$171,463	100%	$207,319	100%

Table 10 - Summary of Allowance for Credit Losses on Loans1

	For the Year Ended December 31,
(In thousands, except percentages)	2020	2019	2018	2017	2016
Beginning balance	$35,154	$32,423	$27,122	$23,400	$19,128

Impact of adoption of ASC 326	21,226	n/a	n/a	n/a	n/a

Initial allowance for PCD loans acquired	6,279	n/a	n/a	n/a	n/a

Provision for credit losses on loans	37,779	10,999	11,730	5,648	2,411

Charge-Offs:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	310	n/a	n/a	n/a	n/a
Commercial real estate - non-owner occupied	177	n/a	n/a	n/a	n/a
Commercial real estate	n/a	248	3,139	407	256
Residential real estate	240	152	80	569	205
Commercial and financial	7,091	7,550	3,396	1,869	439
Consumer	2,024	2,609	1,411	1,257	244
Total Charge-Offs	9,842	10,559	8,026	4,102	1,144

Recoveries:
Construction and land development	114	31	27	896	226
Commercial real estate - owner occupied	18	n/a	n/a	n/a	n/a
Commercial real estate - non-owner occupied	37	n/a	n/a	n/a	n/a
Commercial real estate	n/a	744	292	747	306
Residential real estate	350	338	816	336	786
Commercial and financial	1,416	712	325	226	1,809
Consumer	316	595	329	290	109
Total Recoveries	2,251	2,420	1,789	2,495	3,236

Net loan charge-offs (recoveries)	7,591	8,139	6,237	1,607	(2,092)

TDR valuation adjustments	114	129	192	319	231

Total Allowance for Credit Losses on Loans	$92,733	$35,154	$32,423	$27,122	$23,400

Loans outstanding at end of year[2]	$5,735,349	$5,198,404	$4,825,214	$3,817,377	$2,879,536
Ratio of allowance for credit losses on loans to loans outstanding at end of year	1.62%	0.68%	0.67%	0.71%	0.81%
Daily average loans outstanding[2]	$5,678,807	$4,933,518	$4,112,009	$3,323,403	$2,584,389
Ratio of net charge-offs (recoveries) to average loans outstanding	0.13%	0.16%	0.15%	0.05%	(0.08%)
[1]With the adoption of ASC Topic 326 -Financial Instruments - Credit Losses on January 1, 2020, the Company re-evaluated the aggregation of loans into segments, and separated Commercial Real Estate - Owner Occupied from Commercial Real Estate - Non Owner Occupied. In prior years, all Commercial Real Estate loans were considered a single segment.

[2]Net of unearned income.

Table 11 - Allowance for Credit Losses on Loans1

	December 31,
(In thousands, except percentages)	2020	2019	2018	2017	2016
Allocation by Loan Type
Construction and land development	$4,920	$1,842	$2,233	$1,642	$1,219
Commercial real estate - owner occupied	9,868	n/a	n/a	n/a	n/a
Commercial real estate - non-owner occupied	38,266	n/a	n/a	n/a	n/a
Commercial real estate	n/a	13,224	11,112	9,285	9,273
Residential real estate	17,500	7,667	7,775	7,131	7,483
Commercial and financial	18,690	9,716	8,585	7,297	3,636
Consumer	3,489	2,705	2,718	1,767	1,789
Total Allowance for Credit Losses on Loans	$92,733	$35,154	$32,423	$27,122	$23,400

Year End Loan Types as a Percent of Total Loans
Construction and land development	4%	6%	9%	9%	6%
Commercial real estate - owner occupied	20	20	20	21	22
Commercial real estate - non-owner occupied	25	26	24	22	25
Residential real estate	23	29	28	27	29
Commercial and financial	15	15	15	16	13
Consumer	3	4	4	5	5
Paycheck Protection Program	10	—	—	—	—
Total	100%	100%	100%	100%	100%
[1]With the adoption of ASC Topic 326 -Financial Instruments - Credit Losses on January 1, 2020, the Company re-evaluated the aggregation of loans into segments, and separated Commercial Real Estate - Owner Occupied from Commercial Real Estate - Non Owner Occupied. In prior years, all Commercial Real Estate loans were considered a single segment.

Table 12 - Nonperforming Assets1

	December 31,
(In thousands, except percentages)	2020	2019	2018	2017	2016
Nonaccrual loans[2,3]
Construction and land development	$167	$4,937	$44	$238	$470
Commercial real estate loans - owner occupied	8,181	n/a	n/a	n/a	n/a
Commercial real estate loans - non-owner occupied	8,084	n/a	n/a	n/a	n/a
Commercial real estate	n/a	6,520	9,220	2,833	7,341
Residential real estate loans	12,492	9,479	13,708	13,856	9,844
Commercial and financial loans	6,604	5,909	3,321	2,499	246
Consumer loans	582	110	183	98	170
Total Nonaccrual Loans	36,110	26,955	26,476	19,524	18,071

Other real estate owned
Construction and land development	6,715	197	1,543	1,268	1,203
Commercial real estate loans - owner occupied	—	n/a	n/a	n/a	n/a
Commercial real estate loans - non-owner occupied	5,963	n/a	n/a	n/a	n/a
Commercial real estate	n/a	5,111	1,566	2,550	3,041
Residential real estate loans	72	241	297	60	—
Bank branches closed	—	6,842	9,396	3,762	5,705
Total Other Real Estate Owned	12,750	12,391	12,802	7,640	9,949

Total Nonperforming Assets	$48,860	$39,346	$39,278	$27,164	$28,020

Amount of loans outstanding at end of year[3]	$5,735,349	$5,198,404	$4,825,214	$3,817,377	$2,879,536
Ratio of total nonperforming assets to loans outstanding and other real estate owned at end of period	0.85%	0.76%	0.81%	0.71%	0.97%
Accruing loans past due 90 days or more	$63	$108	$526	$—	$—
Loans restructured and in compliance with modified terms[4]	4,182	11,100	13,346	15,559	17,711
[1]With the adoption of ASC Topic 326 -Financial Instruments - Credit Losses on January 1, 2020, the Company re-evaluated the aggregation of loans into segments, and separated Commercial Real Estate - Owner Occupied from Commercial Real Estate - Non Owner Occupied. In prior years, all Commercial Real Estate loans were considered a single segment.

[2]Interest income that could have been recorded during 2020, 2019, 2018, 2017, and 2016 related to nonaccrual loans was $1.1 million, $0.4 million, $1.0 million, $0.7 million, and $0.7 million, respectively, none of which was included in interest income or net income.

[3]Net of unearned income.
[4]Interest income that would have been recorded based on original contractual terms was $0.2 million, $0.4 million, $0.5 million, $0.7 million, and $1.1 million respectively, for 2020, 2019, 2018, 2017, and 2016. The amount included in interest income under the modified terms for 2020, 2019, 2018, 2017, and 2016 was $0.3 million, $0.6 million, $0.7 million, $0.7 million, and $0.8 million, respectively.

Table 13 - Available-For-Sale Debt Securities

	December 31,
(In thousands)	Gross Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies
2020	$8,250	$8,777	$528	$(1)
2019	9,914	10,114	204	(4)
2018	7,200	7,300	106	(6)

Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities
2020	1,038,437	1,060,654	23,457	(1,240)
2019	604,934	609,207	5,784	(1,511)
2018	567,753	554,006	300	(14,047)

Private mortgage-backed securities and collateralized mortgage obligations
2020	89,284	91,205	2,131	(210)
2019	56,005	57,561	1,561	(5)
2018	55,569	55,728	560	(401)

Collateralized loan obligations
2020	202,563	202,195	279	(647)
2019	239,364	238,218	7	(1,153)
2018	212,807	209,366	1	(3,442)

Obligations of state and political subdivisions
2020	33,005	35,326	2,321	—
2019	30,548	31,755	1,208	(1)
2018	39,543	39,431	339	(451)

Total Available-For-Sale Debt Securities
2020	$1,371,539	$1,398,157	$28,716	$(2,098)
2019	940,765	946,855	8,764	(2,674)
2018	882,872	865,831	1,306	(18,347)

Table 14 - Held-to-Maturity Debt Securities

	December 31,
(In thousands)	Gross Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Mortgage-backed securities of U.S. government-sponsored entities
2020	$184,484	$192,179	$7,818	$(123)
2019	261,369	262,213	2,717	(1,873)
2018	304,423	297,099	—	(7,324)

Private mortgage-backed securities and collateralized mortgage obligations
2020	—	—	—	—
2019	—	—	—	—
2018	21,526	21,673	277	(130)

Collateralized loan obligations
2020	—	—	—	—
2019	—	—	—	—
2018	32,000	31,123	—	(877)

Total Held-to-Maturity Debt Securities
2020	$184,484	$192,179	$7,818	$(123)
2019	261,369	262,213	2,717	(1,873)
2018	357,949	349,895	277	(8,331)

Table 15 - Maturity Distribution of Available-For-Sale Debt Securities

	December 31, 2020
(In thousands)	1 Year Or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost
U.S. Treasury securities and obligations of U.S. government agencies	$—	$2,029	$563	$5,658	$8,250
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	26,271	109,954	902,212	1,038,437
Private mortgage-backed securities and collateralized mortgage obligations	—	4,963	3,720	80,601	89,284
Collateralized loan obligations	—	820	193,243	8,500	202,563
Obligations of state and political subdivisions	335	11,011	6,524	15,135	33,005
Total Available-For-Sale Debt Securities	$335	$45,094	$314,004	$1,012,106	$1,371,539

Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$—	$2,078	$569	$6,130	$8,777
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	27,606	118,116	914,932	1,060,654
Private mortgage-backed securities and collateralized mortgage obligations	—	5,114	3,686	82,405	91,205
Collateralized loan obligations	—	820	192,962	8,413	202,195
Obligations of state and political subdivisions	336	12,014	6,838	16,138	35,326
Total Available-For-Sale Debt Securities	$336	$47,632	$322,171	$1,028,018	$1,398,157

Weighted Average Yield[1]
U.S. Treasury securities and obligations of U.S. government agencies	—%	3.03%	4.95%	3.64%	3.58%
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	2.98	2.58	1.72	1.84
Private mortgage-backed securities and collateralized mortgage obligations	—	4.06	1.70	2.80	2.82
Collateralized loan obligations	—	2.00	1.75	1.57	1.74
Obligations of state and political subdivisions	4.73	3.08	2.38	2.35	2.63
Total Available-For-Sale Debt Securities	2.44%	3.11%	2.06%	1.82%	1.92%
[1]All yields and rates have been computed using amortized costs.

Table 16 - Maturity Distribution of Held-to-Maturity Debt Securities

	December 31, 2020
(In thousands)	1 Year Or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost
Mortgage-backed securities of U.S. government-sponsored entities	$—	$43,634	$31,067	$109,783	$184,484
Total Held-to-Maturity Debt Securities	$—	$43,634	$31,067	$109,783	$184,484

Fair Value
Mortgage-backed securities of U.S. government-sponsored entities	$—	$44,927	$35,065	$112,187	$192,179
Total Held-to-Maturity Debt Securities	$—	$44,927	$35,065	$112,187	$192,179

Weighted Average Yield[1]
Mortgage-backed securities of U.S. government-sponsored entities	—%	2.62%	3.34%	1.78%	2.24%
Total Held-to-Maturity Debt Securities	—%	2.62%	3.34%	1.78%	2.24%
[1]All yields and rates have been computed using amortized costs.

Table 17 - Interest Rate Sensitivity Analysis1

	December 31, 2020
(In thousands)	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Federal funds sold and interest bearing deposits	$318,207	$—	$—	$—	$318,207
Debt securities[2]	412,560	206,534	541,121	422,426	1,582,641
Loans, net[3]	2,058,050	1,061,253	2,131,649	553,287	5,804,239
Other assets[4]	13,406	27,959	—	—	41,365
Earning assets	$2,802,223	$1,295,746	$2,672,770	$975,713	$7,746,452
Savings deposits	239,651	121,945	1,076,649	2,373,373	3,811,618
Time deposits	369,745	390,395	70,363	653	831,156
Borrowings	190,974	—	—	—	190,974
Interest bearing liabilities	$800,370	$512,340	$1,147,012	$2,374,026	$4,833,748
Interest sensitivity gap	$2,001,853	$783,406	$1,525,758	$(1,398,313)	$2,912,704
Cumulative gap	$2,001,853	$2,785,259	$4,311,017	$2,912,704
Cumulative gap to total earning assets	26%	36%	56%	(18%)
Earning assets to interest bearing liabilities	350	253	233	41
[1]The repricing dates may differ from contractual maturity dates for certain assets due to prepayment assumptions.
[2]Securities are stated at carrying value.
[3]Includes loans available-for-sale.
[4]“0-3 Months” includes FHLB stock for which interest resets quarterly and a mutual fund that invests in CRA qualified debt securities which reprices daily and “4-12 Months” includes Federal Reserve Bank stock for which interest resets semiannually.

Stock Performance Graph
The line graph below compares the cumulative total stockholder return on Seacoast common stock with the cumulative total return of the NASDAQ Composite Index and the SNL Southeast Bank Index for the same period. The graph and table assume that $100 was invested on December 31, 2015 (the last day of trading for the year ended December 31, 2015) in each of Seacoast common stock, the NASDAQ Composite Index and the SNL Southeast Bank Index. The cumulative total return represents the change in stock price and the amount of dividends received over the period, assuming all dividends were reinvested.

Total Return Performance
300
250
200
150
100
50
Index Value
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
Period Ending
Seacoast Banking Corporation of Florida
NASDAQ Composite
SNL Southeast Bank Index

		Period ending
Index	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Seacoast Banking Corporation of Florida	100.00	147.26	168.29	173.70	204.07	196.60
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Southeast Bank Index	100.00	132.75	164.21	135.67	191.06	172.07
Source: S&P Global Market Intelligence © 2020

SELECTED QUARTERLY INFORMATION
QUARTERLY CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	2020 Quarters				2019 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net interest income:
Interest income	$72,681	$68,140	$73,222	$72,992	$72,286	$72,825	$72,237	$72,475
Interest expense	3,890	4,637	5,950	9,815	10,526	11,877	12,101	11,701
Net interest income	68,791	63,503	67,272	63,177	61,760	60,948	60,136	60,774
Provision for credit losses	1,900	(845)	7,611	29,513	4,800	2,251	2,551	1,397
Net interest income after provision for credit losses on loans	66,891	64,348	59,661	33,664	56,960	58,697	57,585	59,377
Noninterest income:
Service charges on deposit accounts	2,423	2,242	1,939	2,825	2,960	2,978	2,894	2,697
Interchange income	3,596	3,682	3,187	3,246	3,387	3,206	3,405	3,401
Wealth management income	1,949	1,972	1,719	1,867	1,579	1,632	1,688	1,453
Mortgage banking fees	3,646	5,283	3,559	2,208	1,514	2,127	1,734	1,115
Marine finance fees	145	242	157	146	338	153	201	362
SBA gains	113	252	181	139	576	569	691	636
BOLI income	889	899	887	886	904	928	927	915
Other income	2,187	2,370	2,147	3,352	2,579	3,197	2,503	2,266
Securities (losses) gains, net	(18)	4	1,230	19	2,539	(847)	(466)	(9)
Total noninterest income	14,930	16,946	15,006	14,688	16,376	13,943	13,577	12,836
Noninterest expenses:
Salaries and wages	21,490	23,125	20,226	23,698	17,263	18,640	19,420	18,506
Employee benefits	3,915	3,995	3,379	4,255	3,323	2,973	3,195	4,206
Outsourced data processing costs	4,233	6,128	4,059	4,633	3,645	3,711	3,876	3,845
Telephone and data lines	774	705	791	714	651	603	893	811
Occupancy	3,554	3,858	3,385	3,353	3,368	3,368	3,741	3,807
Furniture and equipment	1,317	1,576	1,358	1,623	1,416	1,528	1,544	1,757
Marketing	1,045	1,513	997	1,278	885	933	1,211	1,132
Legal and professional fees	509	3,018	2,277	3,363	2,025	1,648	2,033	2,847
FDIC assessments	528	474	266	—	—	56	337	488
Amortization of intangibles	1,421	1,497	1,483	1,456	1,456	1,456	1,456	1,458
Foreclosed property expense and net loss (gain) on sale	1,821	512	245	(315)	3	262	(174)	(40)
Provision for credit losses on unfunded commitments	(795)	756	178	46	—	—	—	—
Other	3,869	4,517	3,755	3,694	4,022	3,405	3,468	4,282
Total noninterest expenses	43,681	51,674	42,399	47,798	38,057	38,583	41,000	43,099
Income before income taxes	38,140	29,620	32,268	554	35,279	34,057	30,162	29,114
Income taxes	8,793	6,992	7,188	(155)	8,103	8,452	6,909	6,409
Net income	$29,347	$22,628	$25,080	$709	$27,176	$25,605	$23,253	$22,705

	2020 Quarters				2019 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Per Common Share Data
Net income diluted	$0.53	$0.42	$0.47	$0.01	$0.52	$0.49	$0.45	$0.44
Net income basic	0.53	0.42	0.47	0.01	0.53	0.50	0.45	0.44
Cash dividends declared:
Common stock	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Market price common stock:
Low close	18.01	17.44	16.35	14.64	24.21	22.54	23.19	25.49
High close	29.60	21.40	25.00	30.55	31.02	27.36	28.54	29.57
Bid price at end of period	29.45	18.03	20.40	18.31	30.57	25.31	25.44	26.35

FINANCIAL HIGHLIGHTS

	For the Year Ended and at December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Net interest income	$262,743	$243,618	$211,515	$176,296	$139,588

Provision for credit losses	38,179	10,999	11,730	5,648	2,411

Noninterest income:

Other	60,335	55,515	50,645	43,230	37,427

Securities gains (losses), net	1,235	1,217	(623)	86	368

Gain on sale of VISA stock	—	—	—	15,153	—

Noninterest expenses	185,552	160,739	162,273	149,916	130,881

Income before income taxes	100,582	128,612	87,534	79,201	44,091

Income taxes	22,818	29,873	20,259	36,336	14,889

Net income	$77,764	$98,739	$67,275	$42,865	$29,202

Per Share Data

Net income available to common shareholders:

Diluted	$1.44	$1.90	$1.38	$0.99	$0.78

Basic	1.45	1.92	1.40	1.01	0.79

Cash dividends declared	0.00	0.00	0.00	0.00	0.00

Book value per share common	20.46	19.13	16.83	14.70	11.45

Tangible book value per share	16.16	14.76	12.33	11.15	9.37

Assets	$8,342,392	$7,108,511	$6,747,659	$5,810,129	$4,680,932

Debt securities	1,582,641	1,208,224	1,223,780	1,372,667	1,323,001

Net loans	5,642,616	5,163,250	4,792,791	3,790,255	2,856,136

Deposits	6,932,561	5,584,753	5,177,240	4,592,720	3,523,245

FHLB borrowings	—	315,000	380,000	211,000	415,000

Subordinated debt	71,365	71,085	70,804	70,521	70,241

Shareholders' equity	1,130,402	985,639	864,267	689,664	435,397

	For the Year Ended and at December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Performance ratios:

Return on average assets	0.99%	1.45%	1.11%	0.82%	0.69%

Return on average equity	7.44	10.63	9.08	7.51	7.06

Net interest margin[1]	3.65	3.92	3.85	3.73	3.63

Average equity to average assets	13.30	13.60	12.23	10.96	9.85

Return on tangible assets	1.08	1.56	1.20	0.88	0.75

Return on tangible common equity	10.10	14.72	12.54	9.90	8.87
1On a fully taxable equivalent basis, a non-GAAP measure.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Seacoast Banking Corporation of Florida
Stuart, Florida
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Seacoast Banking Corporation of Florida (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note A to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Allowance for Credit Losses on Loans and Provision Expense
In accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2020 as described in Notes A and F of the consolidated financial statements using the modified retrospective method. See also the explanatory paragraph above for the change in accounting principle. The allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the contractual life of financial assets carried at amortized cost and off-balance-sheet credit exposures. The ASU requires a financial asset (or a group of financial assets), including the Company's loan portfolio, measured at amortized cost to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the expected life of the loans. In order to estimate the expected credit losses, the Company implemented a new loss estimation model. The Company disclosed the impact of adoption of this standard on January 1, 2020 with a $21.2 million increase to the allowance for credit losses, a $1.8 million increase for unfunded loan commitments and a $16.9 million decrease to retained earnings for the cumulative effect adjustment recorded upon adoption. Provision expense for loans for the year ending December 31, 2020 was $37.8 million and the allowance for credit losses on loans at December 31, 2020 was $92.7 million.
The Company estimates expected credit losses for loans using a methodology based on the probability of default (“PD”) and loss given default (“LGD”), which is defined as credit loss incurred when an obligor of the bank defaults. PDs and LGDs are developed by analyzing the average historical loss migration of loans to default. The ACL estimation process for loans also applies an economic forecast scenario over a three-year forecast period. The forecast may use a single scenario or a composite of scenarios. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments. For portfolio segments with a weighted average life longer than three years, the Company reverts to longer-term historical loss experience, adjusted for prepayments, to estimate losses over the remaining life of the loans within each segment.
Qualitative adjustments are applied to the quantitative component to adjust for factors such as current conditions and the possibility that the characteristics of the economic downturn could be sustained over a more extended period of time. Adjustments may be made to baseline reserves based on an assessment of internal and external influences on credit quality not fully reflected in the quantitative components of the allowance model. These influences may include elements such as changes in concentration, macroeconomic conditions, recent observable asset quality trends, staff turnover, regional market conditions, employment levels and loan growth. These qualitative adjustments are based upon management's assessments of the factors.
We determined that auditing the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the initial adoption and subsequent application processes, including the need to involve our valuation services specialists. The principal considerations resulting in our determination included the following:
•Significant auditor judgment and audit effort to evaluate the appropriateness of selection of the loss estimation models, appropriateness of loan segmentation, and the reasonableness of PD and LGD assumptions
•Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecast of economic variables
•Significant auditor judgment and effort were used in evaluating the qualitative adjustments used in the calculation
•Significant audit effort related to the completeness and accuracy of the high volume of data used to develop assumptions and in the model computation
The primary procedures performed to address the critical audit matter included:
•Testing the effectiveness of management’s internal controls over the Company’s significant model assumptions and judgments, loan segmentation, reasonable and supportable forecasts, qualitative adjustments, information systems and model validation
•Testing the effectiveness of controls over the completeness and accuracy of historical inputs used in the development of the PD models and LGD assumptions, data imputation, use of third-party data, and loan data used in the computation
•Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, including data used as the basis for adjustments related to the qualitative adjustments and the development and reasonableness of qualitative adjustments and mathematical accuracy and appropriateness of the overall calculation
•With the assistance of our valuation specialists, evaluating the reasonableness of assumptions and judgments related to the PD, LGD and loan segmentation, the conceptual design of the credit loss estimation models, model assumption sensitivity analysis and the adequacy of the independent model validation
•Evaluating management’s judgments in the selection and application of reasonable and supportable forecast of economic variables
•Substantively testing management’s process for developing the qualitative factors and assessing reasonableness, relevance and reliability of data used to develop factors, including evaluating management’s judgments and assumptions for reasonableness
•Substantively testing the mathematical accuracy of the PD and LGD model on a pooled loan level with the assistance of valuation specialists, including the completeness and accuracy of loan data used in the model

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2014.

Fort Lauderdale, Florida
February 26, 2021

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Interest Income
Interest and dividends on securities
Taxable	$29,718	$35,354	$37,860
Nontaxable	454	555	884
Interest and fees on loans	254,366	250,535	199,984
Interest on interest bearing deposits and other investments	2,497	3,379	2,670
Total Interest Income	287,035	289,823	241,398

Interest Expense
Interest on deposits	6,920	16,621	8,763
Interest on time certificates	13,365	21,776	11,684
Interest on securities sold under agreement to repurchase	283	1,431	1,804
Interest on Federal Home Loan Bank (“FHLB”) borrowings	1,540	3,010	4,468
Interest on subordinated debt	2,184	3,367	3,164
Total Interest Expense	24,292	46,205	29,883
Net Interest Income	262,743	243,618	211,515

Provision for credit losses	38,179	10,999	11,730
Net Interest Income After Provision for Credit Losses	224,564	232,619	199,785

Noninterest Income (see “Note N - Noninterest Income and Expenses”)
Securities gains (losses), net (includes net gains of $0.2 million for 2020, net gains of $6.2 million for 2019 and net losses of $0.1 million for 2018 in other comprehensive income reclassifications)	1,235	1,217	(623)
Other	60,335	55,515	50,645
Total Noninterest Income	61,570	56,732	50,022

Noninterest Expense (See “Note N - Noninterest Income and Expenses”)	185,552	160,739	162,273

Income Before Income Taxes	100,582	128,612	87,534
Income taxes	22,818	29,873	20,259
Net Income	$77,764	$98,739	$67,275

Share Data
Net income per share of common stock
Diluted	$1.44	$1.90	$1.38
Basic	1.45	1.92	1.40
Average common shares outstanding
Diluted	53,930	52,029	48,748
Basic	53,502	51,449	47,969
 See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Net Income	$77,764	$98,739	$67,275

Other comprehensive income (loss):

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of tax expense of $5.0 million in 2020, tax expense of $5.9 million in 2019 and tax benefit of $3.5 million in 2018	$16,628	$19,016	$(9,815)
Reclassification of unrealized losses on securities transferred to available-for-sale upon adoption of new accounting pronouncement, net of tax benefit of $154 thousand in 2019	—	(730)	—
Amortization of unrealized losses on securities transferred to held-to-maturity, net of tax expense of $40 thousand, $87 thousand, and $142 thousand, respectively	184	175	408
Reclassification adjustment for (gains) losses included in net income, net of tax expense of $314 thousand in 2020, tax expense of $95 thousand in 2019 and tax benefit of $37 thousand in 2018	(782)	(936)	448
Available-for-sale securities, net of tax	$16,030	$17,525	$(8,959)

Unrealized losses on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $42 thousand	$(125)	$—	$—

Total other comprehensive income (loss)	$15,905	$17,525	$(8,959)

Comprehensive Income	$93,669	$116,264	$58,316
See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2020	2019
Assets
Cash and due from banks	$86,630	$89,843
Interest bearing deposits with other banks	317,458	34,688
Total cash and cash equivalents	404,088	124,531

Time deposits with other banks	750	3,742

Debt securities:
Securities available-for-sale (at fair value)	1,398,157	946,855
Securities held-to-maturity (fair value $192.2 million in 2020 and $262.2 million in 2019)	184,484	261,369
Total debt securities	1,582,641	1,208,224

Loans held for sale (at fair value)	68,890	20,029

Loans	5,735,349	5,198,404
Less: Allowance for credit losses	(92,733)	(35,154)
Loans, net of allowance for credit losses	5,642,616	5,163,250

Bank premises and equipment, net	75,117	66,615
Other real estate owned	12,750	12,390
Goodwill	221,176	205,286
Other intangible assets, net	16,745	20,066
Bank owned life insurance	131,776	126,181
Net deferred tax assets	23,629	16,457
Other assets	162,214	141,740
Total Assets	$8,342,392	$7,108,511

Liabilities
Deposits
Noninterest demand	$2,289,787	$1,590,493
Interest-bearing demand	1,566,069	1,181,732
Savings	689,179	519,152
Money market	1,556,370	1,108,363
Other time deposits	425,878	504,837
Brokered time certificates	233,815	472,857
Time certificates of more than $250,000	171,463	207,319
Total Deposits	6,932,561	5,584,753

Securities sold under agreements to repurchase, maturing within 30 days	119,609	86,121
Federal Home Loan Bank (“FHLB”) borrowings	—	315,000
Subordinated debt	71,365	71,085
Other liabilities	88,455	65,913
Total Liabilities	7,211,990	6,122,872

	December 31,
(In thousands, except share data)	2020	2019

Commitments and Contingencies (See “Note J - Borrowings and “Note Q - Contingent Liabilities and Commitments with Off-Balance Sheet Risk”)

Shareholders' Equity
Common stock, par value $0.10 per share authorized 120,000,000 shares, issued 55,584,979 and outstanding 55,243,226 shares in 2020 and authorized 120,000,000 shares, issued 51,760,617 and outstanding 51,513,733 shares in 2019	5,524	5,151
Additional paid-in capital	856,092	786,242
Retained earnings	256,701	195,813
Less: Treasury stock (341,753 shares in 2020 and 246,884 shares in 2019), at cost	(8,285)	(6,032)
	1,110,032	981,174
Accumulated other comprehensive income, net	20,370	4,465
Total Shareholders' Equity	1,130,402	985,639
Total Liabilities & Shareholders' Equity	$8,342,392	$7,108,511
See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Cash Flows From Operating Activities
Net Income	$77,764	$98,739	$67,275

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,020	6,421	6,353
Amortization of premiums and discounts on securities, net	5,019	2,548	3,196
Amortization of operating lease right-of-use assets	4,362	4,117	—
Other amortization and accretion, net	(8,667)	(2,005)	(1,158)
Stock based compensation	7,304	7,243	7,823
Origination of loans designated for sale	(511,706)	(329,177)	(303,928)
Sale of loans designated for sale	477,178	333,591	326,328
Provision for credit losses	38,179	10,999	11,730
Deferred income taxes	(4,926)	6,791	459
(Gains) losses on sale of securities	(1,096)	(1,031)	485
Gains on sale of loans	(13,930)	(9,794)	(8,961)
Losses (gains) on sale and write-downs of other real estate owned	1,139	(432)	(107)
Losses on disposition of fixed assets	791	511	1,235
Bank owned life insurance death benefits	—	(956)	(280)
Changes in operating assets and liabilities, net of effects from acquired companies:
Net (increase) decrease in other assets	(35,555)	(5,614)	10,331
Net (decrease) increase in other liabilities	18,776	(4,206)	8,827
Net Cash Provided by Operating Activities	60,652	117,745	129,608

Cash Flows From Investing Activities
Maturities and repayments of available-for-sale debt securities	304,064	101,674	141,223
Maturities and repayments of held-to-maturity debt securities	75,861	42,495	58,315
Proceeds from sale of available-for-sale debt securities	96,732	202,724	64,366
Purchases of available-for-sale debt securities	(830,300)	(309,461)	(104,650)
Maturities of time deposits with other banks	2,992	4,501	4,310
Net new loans and principal repayments	(79,100)	(109,614)	(365,816)
Purchases of loans held for investment	—	(270,791)	(19,541)
Proceeds from the sale of other real estate owned	8,521	6,509	10,072
Additions to other real estate owned	(2,557)	—	—
Proceeds from sale of FHLB and Federal Reserve Bank Stock	39,185	74,120	44,731
Purchase of FHLB and Federal Reserve Bank Stock	(28,278)	(75,193)	(51,505)
Proceeds from sale of Visa Class B stock	—	—	21,333
Redemption of bank owned life insurance	—	14,218	4,232
Net cash from bank acquisitions	71,965	—	22,349
Additions to bank premises and equipment	(1,587)	(2,523)	(4,019)
Net Cash Used in Investing Activities	(342,502)	(321,341)	(174,600)

	For the Year Ended December 31,
(In thousands)	2020	2019	2018

Cash Flows From Financing Activities
Net increase (decrease) in deposits	844,405	407,513	(39,769)
Net increase (decrease) in repurchase agreements	33,488	(128,202)	(1,771)
Net (decrease) increase in FHLB borrowings with original maturities of three months or less	(235,000)	(67,000)	32,000
Repayments of FHLB borrowings with original maturities of more than three months	(115,000)	(63,000)	—
Proceeds from FHLB borrowings with original maturities of more than three months	35,000	65,000	60,000
Stock based employee benefit plans	(1,486)	(2,135)	979
Dividends paid	—	—	—
Net Cash Provided by Financing Activities	561,407	212,176	51,439
Net increase in cash and cash equivalents	279,557	8,580	6,447
Cash and Cash Equivalents at Beginning of Year	124,531	115,951	109,504
Cash and Cash Equivalents at End of Year	$404,088	$124,531	$115,951

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,548	$46,130	$28,301
Cash paid during the period for taxes	27,712	16,000	13,200
Recognition of operating lease right-of-use assets	2,095	30,301	—
Recognition of operating lease liabilities	2,095	34,627	—

Supplemental disclosure of non-cash investing activities:
Transfer of debt securities from held-to-maturity to available-for-sale	$—	$52,796	$—
Transfer from loans to other real estate owned	5,624	5,665	5,549
Transfer from bank premises to other real estate owned	1,289	—	9,168
Transfer from loans held for investment to loans held for sale	—	801	—

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss), Net	Total
Balance at December 31, 2017	46,918	$4,693	$661,632	$29,914	$(2,359)	$(4,216)	$689,664
Comprehensive income	—	—	—	67,275	—	(8,959)	58,316
Reclassification of disproportionate tax effects upon adoption of new accounting pronouncement	—	—	—	(115)	—	115	—
Stock based compensation expense	32	—	7,823	—	—	—	7,823
Common stock issued for stock based employee benefit plans	43	—	(6)	—	(1,025)	—	(1,031)
Common stock issued for stock options	368	43	1,966	—	—	—	2,009
Issuance of common stock, pursuant to acquisition	4,000	400	107,086	—	—	—	107,486
Balance at December 31, 2018	51,361	$5,136	$778,501	$97,074	$(3,384)	$(13,060)	$864,267
Comprehensive income	—	—	—	98,739	—	17,525	116,264
Stock based compensation expense	30	—	7,244	—	—	—	7,244
Common stock issued for stock based employee benefit plans	94	12	(32)	—	(2,648)	—	(2,668)
Common stock issued for stock options	29	3	425	—	—	—	428
Other	—	—	104	—	—	—	104
Balance at December 31, 2019	51,514	$5,151	$786,242	$195,813	$(6,032)	$4,465	$985,639
Comprehensive income	—	—	—	77,764	—	15,905	93,669
Stock based compensation expense	39	—	7,304	—	—	—	7,304
Common stock issued for stock based employee benefit plans	465	51	(50)	—	(2,253)	—	(2,252)
Common stock issued for stock options	62	6	760	—	—	—	766
Cumulative change in accounting principle upon adoption of new accounting pronouncement (See Note A - Basis of Presentation)	—	—	—	(16,876)	—	—	(16,876)
Issuance of common stock, pursuant to acquisitions	3,163	316	61,836	—	—	—	62,152
Balance at December 31, 2020	55,243	$5,524	$856,092	$256,701	$(8,285)	$20,370	$1,130,402

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seacoast Banking Corporation of Florida and Subsidiaries
Note A - Significant Accounting Policies
General: Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a single segment financial holding company with one operating subsidiary bank, Seacoast National Bank (“Seacoast Bank”). The Company provides integrated financial services including commercial and retail banking, wealth management, and mortgage services to customers through advanced banking solutions and a network of traditional branch offices and commercial banking centers operated by Seacoast Bank. Seacoast operates primarily in Florida, with concentrations in the state's fastest growing markets, each with unique characteristics and opportunities. Offices stretch from the southeast, including Fort Lauderdale, Boca Raton and Palm Beach, north along the east coast to the Daytona area, into Orlando and Central Florida and the adjacent Tampa market, and west to Okeechobee and surrounding counties.
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
Use of Estimates: The preparation of consolidated financial statements requires management to make judgments in the application of certain accounting policies that involve significant estimates and assumptions. The Company has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Specific areas, among others, requiring the application of management’s estimates include determination of the allowance for credit losses, acquisition accounting and purchased loans, intangible assets and impairment testing, other fair value measurements, and contingent liabilities.
Recently Adopted Accounting Pronouncements: On January 1, 2020, the Company adopted ASC Topic 326 - Financial Instruments - Credit Losses, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity (“HTM”) debt securities. It also applies to off-balance sheet credit exposure such as loan commitments, standby letters of credit, financial guarantees and other similar instruments. In addition, ASC Topic 326 changed the accounting for impairment of available-for-sale (“AFS”) debt securities.
The Company adopted ASC Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting period beginning after January 1, 2020 are presented under ASC Topic 326, while prior amounts continue to be reported in accordance with previously applicable GAAP. The following table reflects the cumulative effect of adoption:

(in thousands)	December 31, 2019	CECL adoption impact	January 1, 2020
Loans	$5,198,404	$(706)	$5,197,698
Allowance for credit losses	35,154	21,226	56,380
Reserve for unfunded commitments	140	1,837	1,977
Deferred tax assets	16,457	(5,481)	10,976
Retained earnings	195,813	(16,876)	178,937
ASC Topic 326 introduced new definitions and criteria for categorizing purchased loans. Loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as purchased credit deteriorated (“PCD”). Acquired loans which do not meet the definition of PCD are classified by the Company as acquired Non-PCD. At the date of adoption, the Company reclassified all loans previously classified as purchased credit impaired (“PCI”) to PCD, and increased the allowance $0.7 million with a corresponding adjustment to these loans' amortized cost basis. The remaining noncredit discount on loans previously classified as PCI was $0.9 million, which will be accreted into interest income over the remaining life of the loans.
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
For loans analyzed on a collective basis, the Company has developed an allowance model based on an analysis of the probability of default (“PD”) and loss given default (“LGD”) to determine an expected loss by loan segment. PDs and LGDs are developed by analyzing the average historical loss migration of loans to default. The Company excludes accrued interest on loans from its determination of allowance.
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
ASC Topic 326 amended the existing other-than-temporary-impairment guidance for AFS securities, requiring credit losses to be recorded as an allowance rather than through a permanent write-down. When evaluating AFS debt securities under ASC Topic 326, the Company has evaluated whether the decline in fair value is attributed to credit losses or other factors using both quantitative and qualitative analyses, including cash flow analysis, review of credit ratings, remaining payment terms, prepayment speeds and analysis of macro-economic conditions. At the date of adoption, collateralized loan obligations had unrealized losses of $1.2 million. The collateral for these securities is first lien senior secured corporate debt, and the Company holds senior tranches rated A or higher. Based on this analysis, the Company believes that the unrealized loss position for AFS debt securities at the time of adoption was the result of both broad investment type spreads and the current rate environment. Each investment is expected to recover its price depreciation over its holding period as it moves to maturity and the Company has the intent and ability to hold these securities to maturity if necessary. As a result of this evaluation, the Company concluded that no allowance was appropriate at the date of adoption.

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
Realized gains and losses are included in noninterest income as investment securities gains (losses). Interest and dividends on securities, including amortization of premiums and accretion of discounts on debt securities, is recognized in interest income on an accrual basis using the interest method. The Company anticipates prepayments of principal in the calculation of the effective yield for collateralized mortgage obligations and mortgage backed securities by obtaining estimates of prepayments from independent third parties. The adjusted cost of each specific security sold is used to compute realized gains or losses on the sale of securities on a trade date basis.
Seacoast Bank is a member of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) systems. Members are required to own a certain amount of FHLB and FRB stock based on the level of borrowings and other factors, and may invest in additional amounts. Both cash and stock dividends are reported as income.
Loans Held for Sale: The Company has elected to account for residential mortgage loans originated as held for sale at fair value. Changes in fair value are measured and recorded in Mortgage Banking Fees in noninterest income each period. The Company designates other loans as held for sale when it has the intent to sell them. Such loans are transferred to held for sale at the lower of cost or estimated fair value less cost to sell. At the time of transfer, write-downs on the loans are recorded as charge-offs, establishing a new cost basis upon transfer.

Loans Held for Investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered held for investment. Loans originated by Seacoast and held for investment are recognized at the principal amount outstanding, net of unearned income and amounts charged off. Unearned income includes discounts, premiums and deferred loan origination fees reduced by loan origination costs. Unearned income on loans is amortized to interest income over the life of the related loan using the effective interest rate method. Interest income is recognized on an accrual basis.
As a part of business acquisitions, the Company acquires loans that are recorded at fair value on the acquisition date. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date. Any losses after acquisition are recognized through the allowance for credit losses. Loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as purchased credit deteriorated (“PCD”). Acquired loans that do not meet the definition of PCD are classified by the Company as acquired Non-PCD. An allowance for expected credit losses on PCD loans is recorded at the date of acquisition through an adjustment to the loans' amortized cost basis. In contrast, expected credit losses on loans not considered PCD are recognized through the provision for credit losses in net income at the date of acquisition.
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

In response to the COVID-19 pandemic beginning in early 2020, rules defined in the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and a joint statement issued by federal regulators in consultation with FASB provide financial institutions with the option not to apply troubled debt restructure (“TDR”) accounting to eligible loan modifications provided to borrowers affected by the economic impact of the COVID-19 pandemic. Outside of this guidance, a loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulty, is considered to be a TDR. The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan.
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
Derivative Instruments and Hedging Activities: The Company enters into derivative contracts, including swaps and floors, to meet the needs of customers who request such services and to manage the Company's exposure to interest rate fluctuations. Derivative contracts are carried at fair value and recorded in the consolidated balance sheet within other assets or other liabilities. The gain or loss resulting from changes in the fair value of interest rate swaps designated and qualifying as cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings through interest income in the same period in which the hedged transaction affects earnings.
The Company discontinues hedge accounting prospectively when it is determined that the derivative contract is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is terminated, management determines that the designation of the derivative as a hedging instrument is no longer appropriate or, for a cash flow hedge, the occurrence of the forecasted transaction is no longer probable. When hedge accounting on a cash flow hedge is discontinued, any subsequent changes in fair value of the derivative are recognized in earnings. The cumulative unrealized gain or loss related to a discontinuing cash flow hedge continues to be reported in AOCI and is subsequently reclassified into earnings in the same period in which the hedged transactions affects earnings, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period, in which case the cumulative unrealized gain or loss in AOCI is reclassified into earnings immediately.
Cash flows resulting from derivative financial instruments that are accounted for as hedges are classified in the cash flow statement in the same category as the cash flows from the hedged items.
See additional disclosures related to derivative instruments and hedging activities in “Note G – Derivatives”.
Loan Commitments and Letters of Credit: Loan commitments and letters of credit are an off-balance sheet item and represent commitments to make loans or lines of credit available to borrowers. The face amount of these commitments represents an exposure to loss, before considering customer collateral or ability to repay. Such commitments are recognized as loans when funded. The Company estimates a reserve for potential losses on unfunded commitments, which is reported separately from the allowance for credit losses within other liabilities. The reserve is based upon the same quantitative and qualitative factors applied to the collectively evaluated loan portfolio.
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
Fair Value Measurements: The Company measures or monitors the fair value of many of its assets and liabilities. Certain assets are measured on a recurring basis, including available-for-sale securities and loans held for sale. These assets are carried at fair value on the Company’s balance sheets. Additionally, fair value is measured on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes. Examples include collateral-dependent loans, OREO, loan servicing rights, goodwill, and long-lived assets.
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
Bank Premises and Equipment: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Premises and equipment include certain costs associated with the acquisition of leasehold improvements. Depreciation and amortization are recognized principally by the straight-line method, over the estimated useful lives as follows: buildings - 25-40 years, leasehold improvements 5-25 years, furniture and equipment - 3-12 years. Leasehold improvements typically amortize over the shorter of lease terms or estimated useful life. Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are written down to fair value with a corresponding impact to noninterest expense
Other Real Estate Owned: Other real estate owned (“OREO”) consists primarily of real estate acquired in lieu of unpaid loan balances. These assets are carried at an amount equal to the loan balance prior to foreclosure plus costs incurred for improvements to the property, but no more than the estimated fair value of the property less estimated selling costs. Any valuation adjustments required at the date of transfer are charged to the allowance for credit losses. Subsequently, unrealized losses and realized gains and losses are included in other noninterest expense. Operating results from OREO are recorded in other noninterest expense.
OREO may also include bank premises no longer utilized in the course of the Company's business (closed branches) that are initially recorded at the lower of carrying value or fair value, less costs to sell. If fair value of the premises is less than amortized book value, a write down is recorded through noninterest expense. Costs to maintain the facility are expensed.
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

Leases: Arrangements are analyzed at inception to determine the existence of a lease. Right-of-use assets (ROUAs) represent the right to use the underlying asset and lease liabilities represent the obligation to make lease payments for the lease term. Operating lease ROUAs and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the appropriate term and information available at commencement date in determining the present value of lease payments. The lease term may include options to extend the lease when it is reasonably certain that the option will be exercised. ROUAs and operating lease liabilities are reported in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheet. Lease expense for lease payments is recognized on a straight-line basis over the lease term and is classified as Occupancy or Furniture and Equipment expense based on the subject asset.
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
•Wealth Management Income: The Company earns trust fees from fiduciary services provided to trust customers, which include custody of assets, recordkeeping, collection and distribution of funds. Fees are earned over time and accrued monthly as the Company provides services, and are generally assessed based on the market value of the trust assets under management at a particular date or over a particular period. The Company also earns commissions and fees from investment brokerage services provided to its customers through an arrangement with a third-party service provider. Commissions received from the third-party service provider are recorded monthly and are based upon customer activity. Fees are earned over time and accrued monthly as services are provided. The Company acts as an agent in this arrangement and therefore presents the brokerage commissions and fees net of related costs.
•Interchange Income: Fees earned on card transactions depend upon the volume of activity, as well as the fees permitted by the payment network. Such fees are recognized by the Company upon fulfilling its performance obligation to approve the card transaction.
Treasury Stock: The Company's repurchase of shares of its common stock are recorded at cost as treasury stock and result in a reduction of shareholders' equity. Activity in treasury stock represents shares traded to offset employee payroll taxes on vested shares. Shares held in treasury are used for employee share purchases through the Company's stock purchase plan.
Stock-Based Compensation: The stock option plans are accounted for under ASC Topic 718 - Compensation - Stock Compensation and the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period, generally 5 years. For restricted stock awards, which generally vest based on continued service with the Company, the deferred compensation is measured as the fair value of the shares on the date of grant, and the deferred compensation is amortized as salaries and employee benefits in accordance with the applicable vesting schedule, generally straight-line over three years. Some shares vest based upon the Company achieving certain performance goals and salary amortization expense is based on an estimate of the most likely results on a straight line basis. The Company accounts for forfeitures as they occur.
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

Note B - Recently Issued Accounting Standards, Not Adopted at December 31, 2020
None this period.

Note C - Cash, Dividend and Loan Restrictions
In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the Federal Reserve Bank. There was no reserve requirement at December 31, 2020. The reserve requirement at December 31, 2019 was $38.7 million. The average amount of the reserve requirement in 2020 was $4.8 million compared to $7.9 million in 2019.
Under Federal Reserve regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2020, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $90.1 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the periods ending December 31, 2020 and 2019.

Note D - Securities
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity securities at December 31, 2020 and December 31, 2019 are summarized as follows:

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$8,250	$528	$(1)	$8,777
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,038,437	23,457	(1,240)	1,060,654
Private mortgage-backed securities and collateralized mortgage obligations	89,284	2,131	(210)	91,205
Collateralized loan obligations	202,563	279	(647)	202,195
Obligations of state and political subdivisions	33,005	2,321	—	35,326
Totals	$1,371,539	$28,716	$(2,098)	$1,398,157

Held-to-Maturity Debt Securities
Mortgage-backed securities of U.S. government-sponsored entities	$184,484	$7,818	$(123)	$192,179
Totals	$184,484	$7,818	$(123)	$192,179

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$9,914	$204	$(4)	$10,114
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	604,934	5,784	(1,511)	609,207
Private mortgage-backed securities and collateralized mortgage obligations	56,005	1,561	(5)	57,561
Collateralized loan obligations	239,364	7	(1,153)	238,218
Obligations of state and political subdivisions	30,548	1,208	(1)	31,755
Totals	$940,765	$8,764	$(2,674)	$946,855

Held-to-Maturity Debt Securities
Mortgage-backed securities of U.S. government-sponsored entities	$261,369	$2,717	$(1,873)	$262,213
Totals	$261,369	$2,717	$(1,873)	$262,213
Proceeds from sales of debt securities during 2020 were $96.7 million, with gross gains of $2.4 million and gross losses of $1.3 million. Proceeds from sales of debt securities during 2019 were $202.7 million with gross gains of $2.9 million and gross losses of $1.8 million. Proceeds from sales of debt securities during 2018 were $64.4 million with gross gains of $0.2 million and gross losses of $0.7 million. Also included in “Securities gains (losses) net” are increases of $0.1 million and $0.2 million in 2020 and 2019, respectively, and a decrease of $0.1 million in 2018, in the value of an investment in shares of a mutual fund that invests in CRA-qualified debt securities.
At December 31, 2020, debt securities with a fair value of $425.1 million were pledged primarily as collateral for public deposits and secured borrowings.

The amortized cost and fair value of securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$35	$35
Due after one year through five years	—	—	11,305	11,929
Due after five years through ten years	—	—	8,590	9,323
Due after ten years	—	—	21,325	22,816
	—	—	41,255	44,103
Mortgage-backed securities of U.S. government-sponsored entities	184,484	192,179	1,038,437	1,060,654
Private mortgage-backed securities and collateralized mortgage obligations	—	—	89,284	91,205
Collateralized loan obligations	—	—	202,563	202,195
Totals	$184,484	$192,179	$1,371,539	$1,398,157

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate, at December 31, 2020, the fair value of available-for-sale debt securities with unrealized losses for which no allowance for credit losses has been recorded, and at December 31, 2019, the fair value of available-for-sale and held-to-maturity debt securities with unrealized losses for which no allowance has been recorded.

	December 31, 2020
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$256	$(1)	$256	$(1)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	203,405	(1,218)	569	(22)	203,974	(1,240)
Private mortgage-backed securities and collateralized mortgage obligations	23,997	(210)	—	—	23,997	(210)
Collateralized loan obligations	104,697	(102)	72,513	(545)	177,210	(647)
Totals	$332,099	$(1,530)	$73,338	$(568)	$405,437	$(2,098)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$758	$(4)	$—	$—	$758	$(4)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	220,057	(1,461)	104,184	(1,923)	324,241	(3,384)
Private mortgage-backed securities and collateralized mortgage obligations	2,978	(5)	—	—	2,978	(5)
Collateralized loan obligations	88,680	(570)	110,767	(583)	199,447	(1,153)
Obligations of state and political subdivisions	515	(1)	—	—	515	(1)
Totals	$312,988	$(2,041)	$214,951	$(2,506)	$527,939	$(4,547)
At December 31, 2020, the Company had unrealized losses of $1.2 million on mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $204.0 million. These securities are either explicitly or implicitly guaranteed by the U.S. Government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2020, no allowance for credit losses has been recorded.
At December 31, 2020, the Company had $0.6 million of unrealized losses in uncapped 3-month LIBOR floating rate collateralized loan obligations (“CLOs”) having a fair value of $177.2 million. CLOs are special purpose vehicles and those in which the Company has acquired nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of December 31, 2020, all positions held by the Company are in AAA and AA tranches, with average credit support of 35% and 25%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movement and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2020, no allowance for credit losses has been recorded.
At December 31, 2020, the Company had $0.2 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $24.0 million. The collateral underlying these mortgage investments is primarily residential real estate. The securities have average credit support of 22%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2020, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. Despite the emergence of significant market changes and increasing degrees of uncertainty that occurred in the U.S. economy in 2020, there has to date been no specific impact on the agencies or changes in the nature or quality of the guarantee they provide. As a result, as of December 31, 2020, no allowance for credit losses has been recorded.
Included in other assets at December 31, 2020 is $33.9 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $3.2 million and $0.4 million at December 31, 2020, respectively, and $3.8 million and $0.6 million at December 31, 2019, respectively, is included in other assets. Also included in other assets is a $6.5 million investment in a mutual fund carried at fair value.

The Company holds 11,330 shares of Visa Class B stock which, following resolution of Visa litigation, will be converted to Visa Class A shares. Under the current conversion ratio that became effective September 27, 2019, the Company would receive 1.6228 shares of Class A stock for each share of Class B stock for a total of 18,386 shares of Visa Class A stock. The ownership of Visa stock is related to prior ownership in Visa's network, while Visa operated as a cooperative. This ownership is recorded on the Company's financial records at zero basis.

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
•Paycheck Protection Program (“PPP”): Loans originated under a temporary program established by the CARES Act. Under the terms of the program, balances may be forgiven if the borrower uses the funds in a manner consistent with the program guidelines, and repayment is guaranteed by the U.S. government.
With the adoption of ASC Topic 326 -Financial Instruments - Credit Losses on January 1, 2020, the Company re-evaluated the aggregation of loans into segments, and separated Commercial Real Estate - Owner Occupied from Commercial Real Estate - Non Owner Occupied. In prior years, all Commercial Real Estate loans were considered a single segment. The following tables present net loan balances by segment as of:

	December 31, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$216,420	$26,250	$2,438	$245,108
Commercial real estate - owner occupied	854,769	247,090	39,451	1,141,310
Commercial real estate - non-owner occupied	1,043,459	323,273	29,122	1,395,854
Residential real estate	1,155,914	176,105	10,609	1,342,628
Commercial and financial	743,846	94,627	16,280	854,753
Consumer	181,797	6,660	278	188,735
Paycheck Protection Program	515,532	51,429	—	566,961
Totals	$4,711,737	$925,434	$98,178	$5,735,349

	December 31, 2019
(In thousands)	Portfolio Loans	PULs	PCI Loans	Total
Construction and land development	$281,335	$43,618	$160	$325,113
Commercial real estate[1]	1,834,811	533,943	10,217	2,378,971
Residential real estate	1,304,305	201,848	1,710	1,507,863
Commercial and financial	697,301	80,372	579	778,252
Consumer	200,166	8,039	—	208,205
Totals	$4,317,918	$867,820	$12,666	$5,198,404
[1]Commerical real estate includes owner-occupied balances of $1 billion for December 31, 2019.
The amortized cost basis of loans at December 31, 2020 included net deferred costs of $22.6 million on non-PPP portfolio loans and net deferred fees of $9.5 million on PPP loans. At December 31, 2019, the amortized cost basis included net deferred costs of $19.9 million. At December 31, 2020, the remaining fair value adjustments on acquired loans was $30.2 million, or 2.86% of the outstanding acquired loan balances. At December 31, 2019, the remaining fair value adjustments on acquired loans was $34.9 million, or 3.8% of the acquired loan balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $25.8 million and $14.9 million at December 31, 2020 and December 31, 2019, respectively.
Loans to directors and executive officers totaled $1.1 million and $1.7 million at December 31, 2020 and 2019, respectively. No new loans were originated to directors or officers in 2020.

The following table presents the status of net loan balances as of December 31, 2020 and December 31, 2019. Loans on short-term payment deferral at the reporting date are reported as current.

	December 31, 2020
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$216,262	$—	$—	$—	$158	$216,420
Commercial real estate - owner occupied	851,222	1,076	—	—	2,471	854,769
Commercial real estate - non-owner occupied	1,041,306	—	—	—	2,153	1,043,459
Residential real estate	1,142,893	3,002	1,427	61	8,531	1,155,914
Commercial and financial	737,362	135	1,967	—	4,382	743,846
Consumer	180,879	203	138	2	575	181,797
Paycheck Protection Program	515,532	—	—	—	—	515,532
Total Portfolio Loans	4,685,456	4,416	3,532	63	18,270	4,711,737

Acquired Non-PCD Loans
Construction and land development	26,250	—	—	—	—	26,250
Commercial real estate - owner occupied	244,486	—	—	—	2,604	247,090
Commercial real estate - non-owner occupied	322,264	—	—	—	1,009	323,273
Residential real estate	171,507	1,605	104	—	2,889	176,105
Commercial and financial	93,223	216	—	—	1,188	94,627
Consumer	6,640	20	—	—	—	6,660
Paycheck Protection Program	51,429	—	—	—	—	51,429
Total Acquired Non-PCD Loans	915,799	1,841	104	—	7,690	925,434

PCD Loans
Construction and land development	2,429	—	—	—	9	2,438
Commercial real estate - owner occupied	36,345	—	—	—	3,106	39,451
Commercial real estate - non-owner occupied	24,200	—	—	—	4,922	29,122
Residential real estate	9,537	—	—	—	1,072	10,609
Commercial and financial	15,121	125	—	—	1,034	16,280
Consumer	271	—	—	—	7	278
Total PCD Loans	87,903	125	—	—	10,150	98,178

Total Loans	$5,689,158	$6,382	$3,636	$63	$36,110	$5,735,349

	December 31, 2019
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$276,984	$—	$—	$—	$4,351	$281,335
Commercial real estate	1,828,629	1,606	220	—	4,356	1,834,811
Residential real estate	1,294,778	1,564	18	—	7,945	1,304,305
Commercial and financial	690,412	2,553	—	108	4,228	697,301
Consumer	199,424	317	315	—	110	200,166
Total Portfolio Loans	4,290,227	6,040	553	108	20,990	4,317,918

Purchased Unimpaired Loans
Construction and land development	43,044	—	—	—	574	43,618
Commercial real estate	531,325	942	431	—	1,245	533,943
Residential real estate	201,159	277	—	—	412	201,848
Commercial and financial	78,705	—	—	—	1,667	80,372
Consumer	8,039	—	—	—	—	8,039
Total PULs	862,272	1,219	431	—	3,898	867,820

PCI Loans
Construction and land development	148	—	—	—	12	160
Commercial real estate	9,298	—	—	—	919	10,217
Residential real estate	587	—	—	—	1,123	1,710
Commercial and financial	566	—	—	—	13	579
Consumer	—	—	—	—	—	—
Total PCI Loans	10,599	—	—	—	2,067	12,666

Total Loans	$5,163,098	$7,259	$984	$108	$26,955	$5,198,404
All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.9 million, $1.3 million, and $0.4 million in interest income on nonaccrual loans during the years ended December 31, 2020, 2019, and 2018, respectively. The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	December 31, 2020
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$148	$19	$167	$8
Commercial real estate - owner-occupied	7,893	288	8,181	287
Commercial real estate - non-owner occupied	5,666	2,418	8,084	1,640
Residential real estate	9,520	2,972	12,492	1,587
Commercial and financial	3,175	3,429	6,604	2,235
Consumer	222	360	582	75
Totals	$26,624	$9,486	$36,110	$5,832

	December 31, 2019
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$4,914	$23	$4,937	$12
Commercial real estate	6,200	320	6,520	149
Residential real estate	8,700	780	9,480	564
Commercial and financial	3,448	2,460	5,908	1,622
Consumer	39	71	110	37
Totals	$23,301	$3,654	$26,955	$2,384
Collateral-Dependent Loans
Loans are considered collateral-dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral-dependent loans as of:

(In thousands)	December 31, 2020	December 31, 2019
Construction and land development	$189	$4,926
Commercial real estate - owner-occupied	11,992	2,571
Commercial real estate - non-owner occupied	7,285	3,152
Residential real estate	16,652	11,550
Commercial and financial	11,198	4,338
Consumer	586	141
Totals	$47,902	$26,678
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
•Substandard Impaired: Loans typically placed on nonaccrual and considered to be collateral-dependent or accruing TDRs.
•Doubtful: Loans that have all the weaknesses inherent in those classified Substandard with the added characteristic that the weakness present makes collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The principal balance of loans classified as doubtful are likely to be charged off.

The following tables present the risk rating of loans by year of origination as of:

	December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$62,107	$52,384	$46,067	$15,873	$7,335	$17,873	$35,324	$236,963
Special Mention	206	245	5,918	—	—	1,449	—	7,818
Substandard	—	—	—	—	—	51	—	51
Substandard Impaired	—	—	—	37	—	239	—	276
Doubtful	—	—	—	—	—	—	—	—
Total	62,313	52,629	51,985	15,910	7,335	19,612	35,324	245,108
Commercial real estate - owner occupied
Risk Ratings:
Pass	155,953	198,559	156,276	138,341	148,389	287,772	14,255	1,099,545
Special Mention	5,773	1,858	3,305	—	4,471	4,050	2	19,459
Substandard	—		—	4,709	1,955	5,508	—	12,172
Substandard Impaired	—	3,151	747	1,362	—	4,874	—	10,134
Doubtful	—	—	—	—	—	—	—	—
Total	161,726	203,568	160,328	144,412	154,815	302,204	14,257	1,141,310
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	159,299	313,287	201,112	123,357	175,623	356,943	8,596	1,338,217
Special Mention	—	431	9,487	7,580	10,240	114	—	27,852
Substandard	—	—	9,709	—	8,311	3,682	—	21,702
Substandard Impaired	—	2,418	—	—	125	5,540	—	8,083
Doubtful	—	—	—	—	—	—	—	—
Total	159,299	316,136	220,308	130,937	194,299	366,279	8,596	1,395,854
Residential real estate
Risk Ratings:
Pass	96,819	144,329	204,077	205,046	160,612	159,742	350,502	1,321,127
Special Mention	—	—	33	720	—	966	479	2,198
Substandard	350	—	—	896	—	1,452	100	2,798
Substandard Impaired	109	726	1,520	1,762	715	9,671	2,002	16,505
Doubtful	—	—	—	—	—	—	—	—
Total	97,278	145,055	205,630	208,424	161,327	171,831	353,083	1,342,628
Commercial and financial
Risk Ratings:
Pass	214,774	146,511	103,769	60,782	39,692	53,758	204,304	823,590
Special Mention	71	946	965	5,612	67	635	209	8,505
Substandard	154	41	3,016	1,609	553	3,239	764	9,376
Substandard Impaired	317	4,595	3,199	2,292	2,074	704	81	13,262
Doubtful[1]	—	—	—	—	—	—	20	20
Total	215,316	152,093	110,949	70,295	42,386	58,336	205,378	854,753

	December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Consumer
Risk Ratings:
Pass	46,476	43,143	30,433	18,937	21,880	9,488	15,089	185,446
Special Mention	58	27	14	41	42	21	1,854	2,057
Substandard	—	—	—	42	4	151	228	425
Substandard Impaired	7	50	193	24	329	183	21	807
Doubtful	—	—	—	—	—	—	—	—
Total	46,541	43,220	30,640	19,044	22,255	9,843	17,192	188,735
Paycheck Protection Program
Risk Ratings:
Pass	566,961	—	—	—	—	—	—	566,961
Total	566,961	—	—	—	—	—	—	566,961
Consolidated
Risk Ratings:
Pass	1,302,389	898,213	741,734	562,336	553,531	885,576	628,070	5,571,849
Special Mention	6,108	3,507	19,722	13,953	14,820	7,235	2,544	67,889
Substandard	504	41	12,725	7,256	10,823	14,083	1,092	46,524
Substandard Impaired	433	10,940	5,659	5,477	3,243	21,211	2,104	49,067
Doubtful[1]	—	—	—	—	—	—	20	20
Total	$1,309,434	$912,701	$779,840	$589,022	$582,417	$928,105	$633,830	$5,735,349
[1]Loans classified as doubtful are fully reserved as of December 31, 2020.
The following table presents the risk rating of loans as of:

	December 31, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful[1]	Total
Construction and land development	$317,765	$2,235	$5,113	$—	$325,113
Commercial real estate	2,331,725	26,827	20,098	321	2,378,971
Residential real estate	1,482,278	7,364	18,221	—	1,507,863
Commercial and financial	755,957	11,925	9,496	874	778,252
Consumer	203,966	3,209	1,030	—	208,205
Totals	$5,091,691	$51,560	$53,958	$1,195	$5,198,404
[1]Loans classified as doubtful are fully reserved as of December 31, 2019.
Loans Modified in Connection with COVID-19 Pandemic
The CARES Act, which was signed into law on March 27, 2020 and amended by the Consolidated Appropriations Act on December 27, 2020, encourages financial institutions to practice prudent efforts to work with borrowers financially impacted by the COVID-19 pandemic by providing an option to exclude from TDR consideration certain loan modifications that might otherwise be categorized as TDRs under ASC 310-40. This option is available for modifications that are deemed to be COVID-related, where the borrower was not more than 30 days past due on December 31, 2019, and the modification is executed between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. Federal banking regulators issued similar guidance that also allows lenders to conclude that short-term modifications for borrowers affected by the pandemic should not be considered TDRs if the borrower was current at the time of modification. Seacoast provided financially impacted borrowers with loan accommodations, primarily consisting of payment deferrals of up to six months. At its peak, loans on deferral represented $1.1 billion, or 21% of total non-PPP loans. As the year progressed, the large majority of these borrowers successfully resumed making contractual payments, and the level of loans with accommodations dropped to $74.1 million, or 1% of total non-PPP loans, at December 31, 2020. Types of outstanding accommodations at December 31, 2020 included a combination of one or more of the following: full payment deferral, partial payment deferral, reduction of interest rate, extension of the original maturity date, or re-amortization of the facility. The following table presents the balance of loans with active payment accommodations at the specified dates, excluding PPP loans:

(In thousands)	December 31, 2020	September 30, 2020	June 30, 2020
Construction and land development	$1,032	$9,359	$14,488
Commercial real estate - owner-occupied	14,248	204,710	320,406
Commercial real estate - non-owner occupied	32,549	344,573	445,311
Residential real estate	12,839	75,885	148,035
Commercial and financial	11,915	61,308	130,877
Consumer	1,479	6,815	17,926
Totals	$74,062	$702,650	$1,077,043
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

The following table presents loans that were modified in a troubled debt restructuring during the years ended:

(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
At December 31, 2020:
Construction and land development	—	$—	$—
Commercial real estate - owner-occupied	—	—	—
Commercial real estate - non owner-occupied	—	—	—
Residential real estate	2	150	150
Commercial and financial	4	437	437
Consumer	4	112	112
Totals	10	$699	$699

At December 31, 2019:
Construction and land development	—	$—	$—
Commercial real estate	2	2,166	2,166
Residential real estate	3	1,193	1,193
Commercial and financial	3	1,326	1,326
Consumer	1	19	19
Totals	9	$4,704	$4,704

At December 31, 2018:
Construction and land development	—	$—	$—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Commercial and financial	1	98	98
Consumer	3	61	61
Totals	4	$159	$159
The TDRs described above resulted in a specific allowance for credit losses of $0.2 million as of December 31, 2020, no specific allowance for credit losses as of December 31, 2019, and $0.5 million in specific allowance for credit losses as of December 31, 2018. During the year ended December 31, 2020, there were no defaults on loans that had been modified in TDRs within the preceding twelve months. There were four defaults totaling $3.2 million of loans modified in TDRs within the twelve months preceding December 31, 2019. During the twelve months ended December 31, 2018, there were no defaults on loans modified in TDRs within the preceding twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, is charged off or has been transferred to other real estate owned. For loans measured based on the present value of expected future cash flows, $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively, was included in interest income and represents the change in present value attributable to the passage of time.

Note F - Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	December 31, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses[1]	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$1,842	$1,479	$87	$1,399	$—	$114	$(1)	$4,920
Commercial real estate - owner occupied	5,361	80	1,161	3,632	(310)	18	(74)	9,868
Commercial real estate - non-owner occupied	7,863	9,341	2,236	18,966	(177)	37	—	38,266
Residential real estate	7,667	5,787	124	3,840	(240)	350	(28)	17,500
Commercial and financial	9,716	3,677	2,643	8,329	(7,091)	1,416	—	18,690
Consumer	2,705	862	28	1,613	(2,024)	316	(11)	3,489
Paycheck Protection Program	—	—	—	—	—	—	—	—
Total	$35,154	$21,226	$6,279	$37,779	$(9,842)	$2,251	$(114)	$92,733
1In addition, the Company recorded a $0.4 million provision to establish a valuation allowance on accrued interest receivable.

(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
December 31, 2019
Construction and land development	$2,233	$(421)	$—	$31	$(1)	$1,842
Commercial real estate	11,112	1,677	(248)	744	(61)	13,224
Residential real estate	7,775	(231)	(152)	338	(63)	7,667
Commercial and financial	8,585	7,969	(7,550)	712	—	9,716
Consumer	2,718	2,005	(2,609)	595	(4)	2,705
Total	$32,423	$10,999	$(10,559)	$2,420	$(129)	$35,154

December 31, 2018
Construction and land development	$1,642	$564	$—	$27	—	$2,233
Commercial real estate	9,285	4,736	(3,139)	292	(62)	11,112
Residential real estate	7,131	29	(80)	816	(121)	7,775
Commercial and financial	7,297	4,359	(3,396)	325	—	8,585
Consumer	1,767	2,042	(1,411)	329	(9)	2,718
Total	$27,122	$11,730	$(8,026)	$1,789	$(192)	$32,423

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

As of December 31, 2020, the Company utilized Moody’s most recent “U.S. Macroeconomic Outlook Baseline” scenario and considered the significant uncertainty associated with the assumptions in the Baseline scenario, including the potential resurgence of virus infections in Florida and other states, and the resulting potential decline in consumer spending and financial implications for businesses. The Company also considered the amount and availability of fiscal stimulus, including programs offered under the CARES Act and other potential future government programs and actions. Outcomes in any or all of these factors could differ from the Baseline scenario, and the Company incorporated qualitative considerations reflecting uncertainty of economic conditions, the possibility that the characteristics of the economic downturn could be sustained over a more extended period, and for additional dimensions of risk not captured in the quantitative model.

After the adoption of ASC Topic 326 on January 1, 2020, changes in the allowance for credit losses during the year were largely the result of deterioration in economic conditions due to the COVID-19 pandemic, including higher unemployment and losses of business revenue, and expectations as to the severity and duration of the economic recession.

In the Construction and Land Development segment, the increase in reserves during the year was affected by both the outlook for commercial real estate valuations, and qualitative adjustments relating to the uncertainty of economic conditions. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.

In the Commercial Real Estate - Owner-Occupied segment, the increase in reserves reflects both the impact of higher loan balances, higher unemployment levels, and lower forecasted commercial real estate valuations. Risk characteristics include but are not limited to, collateral type, loan seasoning, and lien position.

In the Commercial Real Estate - Non Owner-Occupied segment, the increase in reserves reflects higher unemployment levels and deterioration in corporate profits over the forecast period. Repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, loan seasoning, and lien position are among the risk characteristics analyzed for this segment.

The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The increase in reserves reflects higher unemployment, partially offset by lower loan balances and continued strength in the Florida housing market. Risk characteristics considered for this segment include, but are not limited to, collateral type, lien position, loan to value ratios, and loan seasoning.

In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The increase in reserves reflects an increased proportion of working capital lines compared to loans secured by business assets, higher overall balances, and recessionary conditions. Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses.

Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. A decrease in the reserve is attributed to lower loan balances, partially offset by higher unemployment and recessionary conditions.

Balances outstanding under the Paycheck Protection Program are guaranteed by the U.S. government and have not been assigned a reserve.

The allowance for credit losses is composed of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at December 31, 2020 and 2019 is shown in the following tables.

	December 31, 2020
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$276	$13	$244,832	$4,907	$245,108	$4,920
Commercial real estate - owner occupied	10,243	402	1,131,067	9,466	1,141,310	9,868
Commercial real estate - non-owner occupied	8,083	1,640	1,387,771	36,626	1,395,854	38,266
Residential real estate	16,506	2,064	1,326,122	15,436	1,342,628	17,500
Commercial and financial	13,281	3,498	841,472	15,192	854,753	18,690
Consumer	807	91	187,928	3,398	188,735	3,489
Paycheck Protection Program	—	—	566,961	—	566,961	—
Total	$49,196	$7,708	$5,686,153	$85,025	$5,735,349	$92,733

	December 31, 2019
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$5,217	$14	$319,896	$1,828	$325,113	$1,842
Commercial real estate	20,484	220	2,358,487	13,004	2,378,971	13,224
Residential real estate	16,093	834	1,491,770	6,833	1,507,863	7,667
Commercial and financial	6,631	1,731	771,621	7,985	778,252	9,716
Consumer	337	59	207,868	2,646	208,205	2,705
Total	$48,762	$2,858	$5,149,642	$32,296	$5,198,404	$35,154

Note G – Derivatives

Back-to-Back Swaps
The Company offers interest rate swaps when requested by customers to allow them to hedge the risk of rising interest rates on their variable rate loans. Upon entering into these swaps, the Company enters into offsetting positions with counterparties in order to minimize the interest rate risk. These back-to-back swaps qualify as freestanding financial derivatives with the fair values reported in other assets and other liabilities. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under the arrangements for financial statement presentation purposes. Gains and losses on these back-to-back swaps, which offset, are recorded through noninterest income. No net gains or losses have been recognized to date on these instruments. As of December 31, 2020, the interest rate swaps had an aggregate notional value of $182.4 million, with a fair value of $13.3 million recorded in other assets and other liabilities. The weighted average maturity is 7.5 years.
Interest Rate Floors Designated as Cash Flow Hedges
The Company has entered into interest rate floor contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During 2020, the Company entered into two interest rate floor contracts, each with a notional amount of $150.0 million, maturing in October 2023 and November 2023. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. As of December 31, 2020, the interest rate floors have a fair value of $1.0 million and are recorded in other assets in the consolidated balance sheet. Over the next twelve months the

Company expects to reclassify $0.2 million from accumulated other comprehensive income into interest income related to these agreements.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category	Loss Recognized in OCI	Reclassification from AOCI into Income	Location
December 31, 2020
Back-to-back swaps	$182,379	$13,339	Other Assets and Other Liabilities	$—	$—	Noninterest Income
Interest rate floors	300,000	1,004	Other Assets	(185)	18	Loan Interest Income

December 31, 2019
Back-to-back swaps	$124,606	$4,817	Other Assets and Other Liabilities	$—	$—	Noninterest Income

Note H - Bank Premises and Equipment
Bank premises and equipment consisted of the following:

(In thousands)	Cost	Accumulated Depreciation & Amortization	Net Carrying Value
December 31, 2020
Premises (including land of $22,586)	$95,852	$(28,999)	$66,853
Furniture and equipment	38,375	(30,111)	8,264
Total	$134,227	$(59,110)	$75,117

December 31, 2019
Premises (including land of $18,546)	$83,020	$(26,180)	$56,840
Furniture and equipment	37,364	(27,589)	9,775
Total	$120,384	$(53,769)	$66,615

Note I - Goodwill and Acquired Intangible Assets
The following table presents changes in the carrying amount of goodwill:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Beginning of year	$205,286	$204,753	$147,578
Changes from business combinations	15,890	533	57,175
Total	$221,176	$205,286	$204,753
The Company performs an analysis for goodwill impairment on an annual basis in the fourth quarter. Based on the analysis performed, the Company has concluded goodwill was not impaired during the periods presented.

Acquired intangible assets consist of core deposit intangibles (“CDI”), which are intangible assets arising from the purchase of deposits separately or from bank acquisitions. The change in balance for CDI is as follows:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Beginning of year	$18,305	$24,807	$18,937
Acquired CDI, including measurement period adjustments	2,129	(676)	10,170
Amortization expense	(5,857)	(5,826)	(4,300)
End of year	$14,577	$18,305	$24,807

(In months)
Remaining average amortization period for CDI	44	47	58
The gross carrying amount and accumulated amortization of the Company's CDI subject to amortization as of:

	December 31, 2020		December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$38,144	$(23,567)	$36,015	$(17,710)
The annual amortization expense for the Company's CDI determined using the straight line method for each of the five years subsequent to December 31, 2020 is $4.8 million, $4.3 million, $3.5 million, $0.9 million and $0.5 million, respectively.
The carrying value of servicing rights retained from the sale of the guaranteed portion of Small Business Administration (“SBA”) loans totaled $2.2 million and $1.8 million at December 31, 2020 and December 31, 2019, respectively.

Note J - Borrowings
A significant portion of the Company's short-term borrowings were comprised of securities sold under agreements to repurchase with overnight maturities:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Maximum amount outstanding at any month end	$119,609	$193,388	$341,213
Weighted average interest rate at end of year	0.16%	1.17%	1.14%
Average amount outstanding	$84,514	$106,142	$200,839
Weighted average interest rate during the year	0.33%	1.35%	0.90%
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. Company securities pledged were as follows by collateral type and maturity as of:

	December 31,
(In thousands)	2020	2019	2018
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$137,268	$94,354	$246,829
Seacoast Bank had secured lines of credit of $1.8 billion, none of which was outstanding at December 31, 2020. During 2020, the average interest rate on Federal Home Loan Bank (“FHLB”) borrowings was 1.10%.

The following table summarizes the Company's junior subordinated debentures and related trust preferred and common equity securities as of December 31, 2020:

(In thousands)
Description	Issuance Date	Acquisition Date[1]	Maturity Date	Junior Subordinated Debt	Trust Preferred Securities	Common Equity Securities	Contractual Interest Rate	Interest Rate at December 31, 2020
SBCF Capital Trust I	3/31/2005	n/a	3/31/2035	$20,619	$20,000	$619	3 month LIBOR +175bps	2.00%
SBCF Statutory Trust II	12/16/2005	n/a	12/16/2035	20,619	20,000	619	3 month LIBOR +133bps	1.55%
SBCF Statutory Trust III	6/29/2007	n/a	6/15/2037	12,372	12,000	372	3 month LIBOR +135bps	1.57%
BANKshares, Inc. Statutory Trust I	12/19/2002	10/1/2014	12/26/2032	5,155	5,000	155	3 month LIBOR +325bps	3.50%
BANKshares, Inc. Statutory Trust II	3/17/2004	10/1/2014	3/17/2034	4,124	4,000	124	3 month LIBOR +279bps	3.02%
BANKshares, Inc. Capital Trust I	12/15/2005	10/1/2014	12/15/2035	5,155	5,000	155	3 month LIBOR +139bps	1.60%
Grand Bank Capital Trust I	10/29/2004	7/17/2015	10/29/2034	7,217	7,000	217	3 month LIBOR +198bps	2.20%
				$75,261	$73,000	$2,261
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
The Company has the right to defer payments of interest on the notes at any time or from time to time at the Company's election. Interest can be deferred for a period not longer than five years. If the Company elects to defer interest, it may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2020, 2019 and 2018, all interest payments on trust preferred securities were current.
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

Note K - Employee Benefits and Stock Compensation
The Company’s defined contribution plan covers substantially all employees after one year of service and includes a matching benefit for employees who can elect to defer a portion of their compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The Company's contributions to this plan charged to operations were $2.8 million in 2020, $2.4 million in 2019, and $2.1 million in 2018.
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
Awards are currently granted under the Seacoast 2013 Incentive Plan (“2013 Plan”), which shareholders approved on May 23, 2013 and has been twice amended to increase the number of authorized shares for issuance thereunder to 4,250,000. The 2013 Plan expires on May 26, 2025. Approximately 535,000 shares remain available for issuance as of December 31, 2020.
The impact of share-based compensation on the Company’s financial results is presented below:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Share-based compensation expense	$7,304	$7,244	$7,823
Income tax benefit	(1,737)	(1,723)	(1,911)
The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2020 is presented below:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock awards	$5,987	2.06
Restricted stock units	3,153	1.93
Stock options	96	0.25
Total	$9,236	2.00
Restricted Stock Awards
RSAs are granted to various employees and vest over time, generally three years. Compensation cost of RSAs is based on the market value of the Company’s common stock at the date of grant and is recognized over the required service period on a straight-line basis. The Company’s accounting policy is to recognize forfeitures as they occur.
A summary of the status of the Company’s non-vested RSAs as of December 31, 2020, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2020	213,951	$26.07
Granted	379,869	18.36
Forfeited/Canceled	(11,064)	22.19
Vested	(157,602)	23.76
Non-vested at December 31, 2020	425,154	$20.03

Information regarding restricted stock awards during each of the following years is presented below:

	For the Year Ended December 31,
	2020	2019	2018
Shares granted	379,869	157,861	242,613
Weighted-average grant date fair value	$18.36	$26.86	$26.48
Fair value of awards vested[1]	$3,745	$4,128	$2,515
[1]Based on grant date fair value, in thousands
Restricted Stock Units
RSUs granted in 2020 and 2019 allow the grantee to earn 0%-225% while RSUs granted in 2018 and 2017 allow the grantee to earn 0%-200% of the target award all based on the Company's adjusted earnings per share growth or its adjusted return on average tangible equity, each measured over a three year period beginning with the year of grant.
A summary of the status of the Company’s non-vested RSUs as of December 31, 2020, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2020	381,930	$23.86
Granted	171,287	17.29
Forfeited/Canceled	(12,597)	21.55
Vested	(231,023)	19.54
Non-vested at December 31, 2020	309,597	$23.54
 Information regarding restricted stock units during each of the following years is presented below:

	For the Year Ended December 31,
	2020	2019	2018
Shares granted	171,287	75,002	173,193
Weighted-average grant date fair value	$17.29	$30.02	$24.02
Fair value of awards vested[1]	$2,962	$2,864	$1,095
[1]Based on grant date fair value, in thousands
Stock Options
The Company issued no stock options in 2020. In 2019 and 2018, the estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,

	2019	2018
Risk-free interest rates	2.53%	2.56%
Expected dividend yield	—%	—%
Expected volatility	34.50%	26.60%
Expected lives (years)	5.0	5.0
A summary of the Company’s stock options as of December 31, 2020, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2020	903,779	$22.22
Granted	—	—
Exercised	(62,206)	12.31
Forfeited	(1,689)	29.30
Outstanding at December 31, 2020	839,884	$22.94	5.29	$5,822
Exercisable at December 31, 2020	770,615	$22.20	5.12	5,822
Information related to stock options during each of the following years:

	For the Year Ended December 31,
	2020	2019	2018
Options granted	—	3,438	219,118
Weighted-average grant date fair value	$—	$28.42	$5.65
Intrinsic value of stock options exercised, in thousands	830	277	3,045
The following table summarizes information related to stock options as of December 31, 2020:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$10.54 to $14.82	311,658	3.1	311,658	$12.77
$15.99 to $28.69	320,388	6.1	320,388	27.51
$31.15 to $31.15	207,838	7.3	138,569	31.15
Total	839,884	5.3	770,615	$22.20
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

	2020	2019	2018
ESPP shares purchased	19,713	16,320	15,225
Weighted-average employee purchase price	$20.68	$25.39	$26.85

Note L - Lease Commitments
The Company is the lessee in various noncancellable operating leases for land, buildings, and equipment. Certain leases contain provisions for variable lease payments that are linked to the consumer price index. Lease cost for the year ended December 31, 2020 consists of:

	For the Year Ended December 31,
(In thousands)	2020	2019
Operating lease cost	$5,738	$5,570
Variable lease cost	1,325	1,211
Short-term lease cost	497	715
Sublease income	(684)	(618)
Total lease cost	$6,876	$6,878
The following table provides supplemental information related to leases as of and for the year ended December 31, 2020:

	As of and For the Year Ended December 31,
(In thousands, except for weighted average data)	2020	2019
Operating lease right-of-use assets	$25,538	$26,165
Operating lease liabilities	28,959	30,098
Cash paid for amounts included in the measurement of operating lease liabilities	6,035	5,936
Right-of-use assets obtained in exchange for new operating lease obligations	2,095	1,224
Right-of-use assets obtained through bank acquisition	2,343	—
Weighted average remaining lease term for operating leases	8.5 years	8.5 years
Weighted average discount rate for operating leases	4.62%	4.70%
The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the lease liability. Maturities of lease liabilities as of December 31, 2020 are as follows:

For the Year Ended December 31, 2020	(In thousands)
2021	$5,865
2022	5,020
2023	3,849
2024	3,855
2025	3,525
Thereafter	12,075
Total undiscounted cash flows	34,189
Less: Net present value adjustment	(5,230)
Total	$28,959

Note M - Income Taxes
The provision for income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Current
Federal	$21,688	$20,954	$9,078
State	4,471	1,932	—

Deferred
Federal	(2,697)	2,808	7,018
State	(644)	4,179	4,163
	$22,818	$29,873	$20,259
The difference between the total expected tax expense (computed by applying the U.S. Federal tax rate of 21% to pretax income and the reported income tax provision relating to income before income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Tax rate applied to income before income taxes	$21,122	$27,008	$18,381
Increase (decrease) resulting from the effects of:
Tax law change	(375)	—	—
Nondeductible acquisition costs	199	125	207
Tax exempt interest on loans, obligations of states and political subdivisions and bank owned life insurance	(1,110)	(1,282)	(667)
State income taxes	(804)	(1,283)	(874)
Tax credit investments	(72)	(72)	(33)
Stock compensation	(111)	(698)	(918)
Other	142	(36)	—
Federal tax provision	18,991	23,762	16,096
State tax provision	3,827	6,111	4,163
Total income tax provision	$22,818	$29,873	$20,259

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of:

	December 31,
(In thousands)	2020	2019
Allowance for credit losses	$24,158	$8,949
Other real estate owned	422	8
Accrued stock compensation	1,973	2,406
Federal tax loss carryforward	2,857	3,601
State tax loss carryforward	1,333	1,110
Alternative minimum tax credit carryforward	—	530
Lease liabilities	7,101	7,381
Deferred compensation	2,565	2,458
Accrued interest and fee income	995	3,106
Other	38	378
Gross deferred tax assets	41,442	29,927
Less: Valuation allowance	—	—
Deferred tax assets net of valuation allowance	41,442	29,927

Core deposit base intangible	(3,234)	(4,005)
Net unrealized securities gains	(5,890)	(1,210)
Premises and equipment	(534)	(114)
Right of use assets	(6,262)	(6,416)
Other	(1,893)	(1,725)
Gross deferred tax liabilities	(17,813)	(13,470)
Net deferred tax assets	$23,629	$16,457
Included in the table above is the effect of temporary differences associated with the Company's investments in debt securities accounted for under ASC Topic 320, for which no deferred tax expense or benefit was recognized. These items are recorded as Accumulated Other Comprehensive Income in the shareholders' equity section of the consolidated balance sheet. In 2020, unrealized gains of $26.3 million resulted in a deferred tax liability of $5.9 million. In 2019, unrealized gains of $5.7 million resulted in a deferred tax liability of $1.2 million.
At December 31, 2020, the Company's net deferred tax assets (“DTAs”) of $23.6 million consisted of approximately $18.0 million of net U.S. federal DTAs and $5.6 million of net state DTAs.
Management assesses the necessity of a valuation allowance recorded against DTAs at each reporting period. The determination of whether a valuation allowance for net DTAs is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Based on an assessment of all of the evidence, including favorable trending in asset quality and certainty regarding the amount of future taxable income that the Company forecasts, management concluded that it was more likely than not that its net DTAs will be realized based upon future taxable income. Management's confidence in the realization of projected future taxable income is based upon analysis of the Company's risk profile and its trending financial performance, including credit quality. The Company believes it can reasonably predict future results of operations that result in taxable income at sufficient levels over the future period of time that the Company has available to realize its net DTA.
A valuation allowance could be required in future periods based on the assessment of positive and negative evidence. Management's conclusion at December 31, 2020 that it is more likely than not that the net DTAs of $23.6 million will be realized is based upon estimates of future taxable income that are supported by internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recorded for some or all of the Company's DTAs. The establishment of a DTA valuation allowance could have a material adverse effect on the Company's financial condition and results of operations.

Management expects to realize the $23.6 million in net DTAs well in advance of the statutory carryforward period. At December 31, 2020, approximately $2.9 million of DTAs relate to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, $1.3 million of the DTAs relate to state net operating losses which will expire in annual installments beginning in 2029 through 2034. Remaining DTAs are not related to net operating losses or credits and therefore, have no expiration date.
The Company recognizes interest and penalties, as appropriate, as part of the provisioning for income taxes. No interest or penalties were accrued at December 31, 2020.
In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognized $0.1 million, $0.8 million and $1.1 million in 2020, 2019, and 2018, respectively, of discrete tax benefits related to share-based compensation.
In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, amortization of the Company's low-income housing credit investments of $0.9 million, $0.9 million and $1.0 million has been reflected as income tax expense for the years ended December 31, 2020, 2019, and 2018, respectively. The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2020 were $0.8 million, $0.9 million, and $0.2 million, respectively. The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2019 were $0.8 million, $0.9 million and $0.2 million, respectively. The amount of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2018 were $0.8 million, $1.0 million and $0.2 million, respectively. The carrying value of the investments in affordable housing credits is $16.4 million and $7.4 million at December 31, 2020 and 2019, respectively, of which $9.9 million and $0.5 million, respectively, is unfunded.
The Company has no unrecognized income tax benefits or provisions due to uncertain income tax positions. No federal or state income tax return examinations are currently in process. The Company does not expect to record or realize any material unrecognized tax benefits during 2021. The following are the major tax jurisdictions in which the Company operates and the earliest tax year, exclusive of the impact of the net operating loss carryforwards, subject to examination:

Jurisdiction	Tax Year
United States of America	2017
Florida	2017
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
As a result of the adoption of ASC 326 - Credit Losses on January 1, 2020, the tax impact relating to the incremental allowance for expected credit losses on loans held at amortized cost has been reflected as a credit to retained earnings to reflect the tax impact of increased credit reserves. Accordingly, $5.5 million of such impact has been reflected as an income tax credit and deferred tax asset on the Company's Consolidated Statements of Financial Condition.
On March 27, 2020, the CARES Act was enacted, and Section 2303(b) of this act provided the Company with an opportunity to carry back net operating losses arising from 2018, 2019 and 2020 to the prior five tax years. Such NOLs were previously valued at the current federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for many of the carryback years. Consequently, for the year ended December 31, 2020, the Company filed amended tax returns and has recorded the resulting benefit reflecting taxes recoverable at the 35% tax rate. This resulted in the recognition of an additional $0.4 million income tax benefit on the Company's Consolidated Statements of Income.

Note N - Noninterest Income and Expenses
Details of noninterest income and expense are as follows:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Noninterest Income
Service charges on deposit accounts	$9,429	$11,529	$11,198
Interchange income	13,711	13,399	12,335
Wealth management income	7,507	6,352	5,915
Mortgage banking fees	14,696	6,490	4,682
Marine finance fees	690	1,054	1,398
SBA gains	685	2,472	2,474
BOLI income	3,561	3,674	4,291
Other income	10,056	10,545	8,352
	60,335	55,515	50,645
Securities gains (losses), net	1,235	1,217	(623)
Total Noninterest Income	$61,570	$56,732	$50,022

Noninterest Expenses
Salaries and wages	88,539	73,829	71,111
Employee benefits	15,544	13,697	12,945
Outsourced data processing costs	19,053	15,077	16,374
Telephone and data lines	2,984	2,958	2,481
Occupancy	14,150	14,284	13,394
Furniture and equipment	5,874	6,245	6,744
Marketing	4,833	4,161	5,085
Legal and professional fees	9,167	8,553	9,961
FDIC assessments	1,268	881	2,195
Amortization of intangibles	5,857	5,826	4,300
Foreclosed property expense and net loss on sale	2,263	51	461
Provision for credit losses on unfunded commitments	185	—	—
Other	15,835	15,177	17,222
Total Noninterest Expenses	$185,552	$160,739	$162,273

Note O - Shareholders’ Equity
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 capital and common equity Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, all as defined in the regulations.
At December 31, 2020 and 2019, the Company and Seacoast Bank, its wholly-owned banking subsidiary, were both considered “well capitalized” based on the applicable U.S. regulatory capital ratio requirements as reflected in the table below:

			Minimum to meet “Well Capitalized” Requirements			Minimum for Capital Adequacy Purpose[1]
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Seacoast Banking Corporation of Florida
(Consolidated)

At December 31, 2020:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$1,029,455	18.51%	n/a		n/a	$444,839	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	970,594	17.46	n/a		n/a	333,629	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	899,225	16.17	n/a		n/a	250,222	≥	4.50
Leverage Ratio (to adjusted average assets)	970,594	11.92	n/a		n/a	325,690	≥	4.00
At December 31, 2019:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$860,934	15.71%	n/a		n/a	$438,506	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	825,640	15.06	n/a		n/a	328,880	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	754,555	13.77	n/a		n/a	246,660	≥	4.50
Leverage Ratio (to adjusted average assets)	825,640	12.20	n/a		n/a	270,788	≥	4.00

Seacoast National Bank
(A Wholly Owned Bank Subsidiary)
At December 31, 2020:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$956,592	17.21%	$555,772	≥	10.00%	$444,617	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	897,731	16.15	444,617	≥	8.00	333,463	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	897,727	16.15	361,252	≥	6.50	250,097	≥	4.50
Leverage Ratio (to adjusted average assets)	897,731	11.03	406,904	≥	5.00	325,523	≥	4.00
At December 31, 2019:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$804,058	14.68%	$547,440	≥	10.00%	$437,952	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	768,764	14.04	437,952	≥	8.00	328,464	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	768,764	14.04	355,836	≥	6.50	246,348	≥	4.50
Leverage Ratio (to adjusted average assets)	768,764	11.38	337,787	≥	5.00	270,230	≥	4.00
[1]Excludes the Basel III capital conservation buffer of 2.5%, which if not exceeded may constrain dividends, equity repurchases and compensation.
n/a - not applicable
Common Stock
The Company has reserved 300,000 common shares for issuance in connection with an employee stock purchase plan and 1,000,000 common shares for issuance in connection with an employee profit sharing plan.
Holders of common stock are entitled to one vote per share on all matters presented to shareholders as provided in the Company’s Articles of Incorporation. The Company implemented a dividend reinvestment plan during 2007, and issued no shares from treasury stock under this plan during 2020 or 2019.

In December, 2020, the Company's Board of Directors authorized the Company to repurchase up to $100 million of its shares of outstanding common stock. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The Company has made no repurchases under the program.

Note P - Seacoast Banking Corporation of Florida (Parent Company Only) Financial Information
Balance Sheets

	December 31,
(In thousands)	2020	2019
Assets
Cash	$70	$70
Securities purchased under agreement to resell with subsidiary bank, maturing within 30 days	70,074	52,979
Investment in subsidiaries	1,134,536	1,005,756
Other assets	659	1,515
	$1,205,339	$1,060,320

Liabilities and Shareholders' Equity
Subordinated debt	$71,365	$71,085
Other liabilities	3,676	3,700
Shareholders' equity	1,130,298	985,535
	$1,205,339	$1,060,320
Statements of Income

	Year Ended December 31,
(In thousands)	2020	2019	2018
Income
Interest/other	$270	$679	$484
Dividends from subsidiary Bank	—	—	—
Total income	270	679	484

Interest expense	2,236	3,368	3,165
Other expenses	838	651	879
Total expenses	3,074	4,019	4,044

Loss before income taxes and equity in undistributed income of subsidiaries	(2,804)	(3,340)	(3,560)
Income tax benefit	(589)	(702)	(747)

Loss before equity in undistributed income of subsidiaries	(2,215)	(2,638)	(2,813)
Equity in undistributed income of subsidiaries	79,979	101,377	70,088
Net income	$77,764	$98,739	$67,275

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income	$77,764	$98,739	$67,275
Equity in undistributed income of subsidiaries	(79,979)	(101,377)	(70,088)
Net (increase) decrease in other assets	1,772	(738)	(10,045)
Net increase (decrease) in other liabilities	256	265	(3,431)
Net cash used in operating activities	(187)	(3,111)	(16,289)

Cash flows from investing activities
Net cash paid for bank acquisition	(1,462)	—	(6,558)
Investment in unconsolidated subsidiary	—	(10)	—
Proceeds from sale of Visa Class B stock	—	—	21,333
Dividends from bank subsidiary	20,230	18,082	—
Increase in securities purchased under agreement to resell, maturing within 30 days, net	(17,095)	(12,849)	(421)
Net cash provided by investment activities	1,673	5,223	14,354

Cash flows from financing activities
Stock based employment benefit plans	(1,486)	(2,239)	978
Net cash (used in) provided by financing activities	(1,486)	(2,239)	978

Net change in cash	—	(127)	(957)
Cash at beginning of year	70	197	1,154
Cash at end of year	$70	$70	$197

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,992	$3,186	$2,936

Note Q - Contingent Liabilities and Commitments with Off-Balance Sheet Risk
The Company and its subsidiaries, because of the nature of their business, are at all times subject to numerous legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial condition, or operating results or cash flows.
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

Unfunded commitments for the Company as of:

	December 31,
(In thousands)	2020	2019
Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,548,482	$1,018,020

Standby letters of credit and financial guarantees written:
Secured	11,167	13,073
Unsecured	1,197	663

Unfunded limited partner equity commitment	21,390	6,011
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments include home equity lines, commercial and consumer lines of credit and construction loans. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, equipment, and commercial and residential real estate.
Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. These instruments have fixed termination dates and most end without being drawn; therefore, they do not represent a significant liquidity risk. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting these commitments for which collateral is deemed necessary. Collateral held for secured standby letters of credit at December 31, 2020 and 2019 totaled $12.4 million and $13.2 million, respectively.
Unfunded limited partner equity commitments at December 31, 2020 totaled $21.4 million that the Company has committed to small business investment companies under the SBIC Act to be used to provide capital to small businesses and entities that provide low income housing tax credits.

Note R - Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at December 31, 2020 and December 31, 2019 included:

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Measurements	Level 1	Level 2	Level 3
At December 31, 2020
Financial Assets
Available-for-sale debt securities[1]	$1,398,157	$101	$1,398,056	$—
Derivative financial instruments[2]	14,343	—	14,343	—
Loans held for sale[2]	68,890	—	68,890	—
Loans[3]	8,806	—	1,900	6,906
Other real estate owned[4]	12,750	—	72	12,678
Equity securities[5]	6,530	6,530	—	—
Financial Liabilities
Derivative financial instruments[2]	$13,339	$—	$13,339	$—

At December 31, 2019
Financial Assets
Available-for-sale debt securities[1]	$946,855	$100	$946,755	$—
Loans held for sale[2]	20,029	—	20,029	—
Loans[3]	5,123	—	1,419	3,704
Other real estate owned[4]	12,390	—	241	12,149
Equity securities[5]	6,392	6,392	—	—
[1]See “Note D - Securities” for further detail of fair value of individual investment categories.
[2]Recurring fair value basis determined using observable market data.
[3]See “Note E - Loans”. Nonrecurring fair value adjustments to collateral-dependent loans reflect full or partial write-downs that are based on current appraised values of the collateral in accordance with ASC Topic 310.

[4]Fair value is measured on a nonrecurring basis in accordance with ASC Topic 360.
5An investment in shares of a mutual fund that invests primarily in CRA-qualified debt securities, reported at fair value in Other Assets. Recurring fair value basis is determined using market quotations.

Available-for-sale debt securities: Level 1 securities consist of U.S. Treasury securities. Other securities are reported at fair value utilizing Level 2 inputs. The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available.
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
Derivative financial instruments: The Company offers interest rate swaps to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2. Other derivatives consist of interest rate floors designated as cash flow hedges. The fair values of these instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates and, when appropriate, the current credit worthiness of the counterparties. Interest rate floors designated as cash flow hedges are classified within Level 2.
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on contractual terms of the loan in accordance with Company policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of December 31, 2020 and 2019.
The aggregate fair value and contractual balance of loans held for sale as of December 31, 2020 and 2019 is as follows:

	December 31,
(In thousands)	2020	2019
Aggregate fair value	$68,890	$20,029
Contractual balance	66,415	19,445
Excess	2,475	584
Loans: Loans carried at fair value consist of collateral-dependent real estate loans. Fair value is based on recent real estate appraisals less estimated costs of sale. For these loans evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At December 31, 2020 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.3%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these loans is considered level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $8.8 million with a specific reserve of $7.7 million at December 31, 2020, compared to $5.1 million with a specific reserve of $2.9 million at December 31, 2019.
For loans classified as level 3, the changes included additions of $11.9 million offset by $8.7 million in paydowns and charge-offs during the twelve months ended December 31, 2020.
Other real estate owned: When appraisals are used to determine fair value and the appraisals are based on a market approach, the fair value of other real estate owned (“OREO”) is classified as level 2. When the fair value of OREO is based on appraisals which require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows, the fair value of OREO is classified as Level 3.
Loans of $4.5 million migrated to OREO during the twelve months ended December 31, 2020 and were classified as level 3. Other changes in 2020 to OREO loans classified as level 3 include sales of $4.9 million and charge-offs of $1.6 million, offset by additions of $2.6 million during the twelve months ended December 31, 2020.
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's monthly and/or quarter valuation process. There were no such transfers during the twelve months ended December 31, 2020 and 2019.

The carrying amount and fair value of the Company's other significant financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of December 31, 2020 and December 31, 2019 is as follows:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
At December 31, 2020
Financial Assets
Held-to-maturity debt securities[1]	$184,484	$—	$192,179	$—
Time deposits with other banks	750	—	762	—
Loans, net	5,633,810	—	—	5,686,019
Financial Liabilities
Deposits	6,932,561	—	—	6,936,097
Subordinated debt	71,365	—	58,227	—

At December 31, 2019
Financial Assets
Held-to-maturity debt securities[1]	$261,369	$—	$262,213	$—
Time deposits with other banks	3,742	—	—	3,744
Loans, net	5,158,127	—	—	5,139,491
Financial Liabilities
Deposits	5,584,753	—	—	5,584,621
Federal Home Loan Bank (“FHLB”) borrowings	315,000	—	—	314,995
Subordinated debt	71,085	—	64,017	—
[1]See “Note D - Securities” for further detail of recurring fair value basis of individual investment categories.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31, 2020 and December 31, 2019:
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
Note S - Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the year.
In 2020, 2019, and 2018, options to purchase 508,000, 491,000, and 483,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	For the Year Ended December 31
(In thousands, except per share data)	2020	2019	2018
Basic earnings per share
Net Income	$77,764	$98,739	$67,275
Total weighted average common stock outstanding	53,502	51,449	47,969
Net income per share	$1.45	$1.92	$1.40

Diluted earnings per share
Net Income	$77,764	$98,739	$67,275

Total weighted average common stock outstanding	53,502	51,449	47,969
Add: Dilutive effect of employee restricted stock and stock options (See “Note K - Employee Benefits and Stock Compensation”)	428	580	779
Total weighted average diluted stock outstanding	53,930	52,029	48,748
Net income per share	$1.44	$1.90	$1.38

Note T - Business Combinations
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
For the loans acquired we first segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we considered to identify loans as PCI loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as TDR, graded “special mention” or “substandard.” These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, the Company accounted for these loans pursuant to ASC Topic 310-30 at the time of acquisition and until the adoption of ASC Topic 326 on January 1, 2020. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of October 19, 2018 for purchased credit-impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(In thousands)	October 19, 2018
Contractually required principal and interest	$2,136
Non-accretable difference	(671)
Cash flows expected to be collected	1,465
Accretable yield	—
Total purchased credit-impaired loans acquired	$1,465
Loans without specifically identified credit deficiency factors were referred to as PULs for disclosure purposes. These loans were then evaluated to determine estimated fair values as of the acquisition date. Although no specific credit deficiencies were identifiable, we believe there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the economic environment both nationally and locally as well as the real estate market particularly in Florida.

The Company believes the deposits assumed from the acquisition have an intangible value. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.
Acquisition Costs
Acquisition costs included in the Company’s income statement for the years ended December 31, 2020, 2019 and 2018 are $9.1 million, $1.0 million, and $9.7 million, respectively.
Pro-Forma Information
Pro-forma data as of 2020 and 2019 present information as if the acquisitions of FBPB and Fourth Street occurred at the beginning of 2019:

	Twelve Months Ended December 31,
(In thousands, except per share data)	2020	2019
Net interest income[1]	$274,432	$266,033
Net income available to common shareholders	82,179	100,718
EPS - basic	$1.60	$1.88
EPS - diluted	$1.59	$1.86
[1]Provisions for credit losses of $1.8 million for FBPB and $4.6 million for Freedom Bank, recorded under CECL at the dates of acquisition, have been excluded from the pro forma information above, which presents information as if the acquisitions had occurred on January 1, 2019, prior to the Company's adoption of CECL.

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management believes that, as of December 31, 2020, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Crowe LLP, has issued an audit report on our internal control over financial reporting which is included herein.
(c)Change in Internal Control Over Financial Reporting
During the three months ended December 31, 2020, there were no changes in the internal control over financial reporting that occurred or that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Information concerning our directors and executive officers is set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Transactions and Business Relationships” in the 2021 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation
 Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation”, “Compensation Discussion & Analysis”, “Compensation and Governance Committee Report” and “2020 Director Compensation” in the 2021 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about the Company's common stock that may be issued under all of its existing compensation plans as of December 31, 2020.
Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities represented in column (a))
Equity compensation plans approved by shareholders:
2013 Plan[1]	839,884	$22.94	534,682
Employee Stock Purchase Plan[2]	—	—	33,401
Totals	839,884	$22.94	568,083
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

[2]Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

Additional information regarding the ownership of the Company's common stock is set forth under the headings “Proposal 1 - Election of Directors” and “Director, Executive Officers and Certain Beneficial Stock Ownership” in the 2021 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and transactions between the Company and its officers, directors and significant shareholders is set forth under the heading “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information concerning the Company's principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Audit and Non- Audit Fees” in the 2021 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The Consolidated Financial Statements and the report of the Independent Registered Public Accounting Firm thereon listed in Item 8 are set forth commencing on page 81.

(a)(2)	List of financial statement schedules
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

Exhibit 2.2 Agreement and Plan of Merger
Dated November 19, 2019 by and among the Company, Seacoast Bank and First Bank of the Palm Beaches incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed November 22, 2019.

Exhibit 2.3 Agreement and Plan of Merger
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

Exhibit 3.1.9 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed December 13, 2013.

Exhibit 3.1.10 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed May 30, 2018.

Exhibit 3.2 Amended and Restated By-laws of the Company
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed October 26, 2020.

Exhibit 4.1 Description of Securities
Incorporated herein by reference from Exhibit 4.1 to the Company’s Form 10-K, filed on February 26, 2021.

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

Exhibit 10.10 Amendment to Employment with Dennis S. Hudson, III
Incorporated herein by reference from Exhibit 10.1 to the Company's Form 8-K, filed June 19, 2020.

Exhibit 10.11 Form of Change of Control Employment Agreement with Charles Cross, David Houdeshell and Charles Shaffer
Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed September 23, 2016.

Exhibit 10.12 Employment Agreement with Charles Shaffer*
Dated December 31, 2020 by and between the Company and Charles Shaffer, incorporated herein by reference from Exhibit 10.1 to the Company's Form 8-K, filed January 4, 2021.

Exhibit 21 Subsidiaries of Registrant

Exhibit 23.1 Consent of Independent Registered Public Accounting Firm

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1** Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 111 the Emergency Economic Stability Act, as amended

Exhibit 32.2** Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 111 the Emergency Economic Stability Act, as amended

Exhibit 101 The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104 The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.

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

SEACOAST BANKING CORPORATION OF FLORIDA
(Registrant)

By:	/s/ Charles M. Shaffer
Charles M. Shaffer
President and Chief Executive Officer
Date: February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Charles M. Shaffer	February 26, 2021
Charles M. Shaffer, President and Chief Executive Officer
(principal executive officer)

/s/ Tracey L. Dexter	February 26, 2021
Tracey L. Dexter, Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

/s/ Dennis S. Hudson, III	February 26, 2021
Dennis S. Hudson, III, Executive Chairman of the Board

/s/ Dennis J. Arczynski	February 26, 2021
Dennis J. Arczynski, Director

/s/ Jacqueline L. Bradley	February 26, 2021
Jacqueline L. Bradley, Director

/s/ H. Gilbert Culbreth, Jr.	February 26, 2021
H. Gilbert Culbreth, Jr, Director

/s/ Julie H. Daum	February 26, 2021
Julie H. Daum, Director

/s/ Christopher E. Fogal	February 26, 2021
Christopher E. Fogal, Director

/s/ Maryann B. Goebel	February 26, 2021
Maryann B. Goebel, Director

Date

/s/ Robert J. Lipstein	February 26, 2021
Robert J. Lipstein, Director

/s/ Thomas E. Rossin	February 26, 2021
Thomas E. Rossin, Director