Form 10-Q
period 2021-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2021-05-05
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR

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

Common Stock, $0.10 Par Value – 55,294,320 shares as of March 31, 2021

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Interest and fees on loans	$62,298	$63,440
Interest and dividends on securities	6,446	8,818
Interest on interest bearing deposits and other investments	586	734
Total Interest Income	69,330	72,992

Interest on deposits	1,065	3,190
Interest on time certificates	1,187	4,768
Interest on borrowed money	468	1,857
Total Interest Expense	2,720	9,815

Net Interest Income	66,610	63,177

Provision for credit losses	(5,715)	29,513

Net Interest Income after Provision for Credit Losses	72,325	33,664

Noninterest income
Other income	17,785	14,669
Securities (losses) gains, net	(114)	19
Total Noninterest Income (Note I – Noninterest Income and Expense)	17,671	14,688

Total Noninterest Expenses (Note I – Noninterest Income and Expense)	46,120	47,798
Income Before Income Taxes	43,876	554
Provision (benefit) for income taxes	10,157	(155)
Net Income	$33,719	$709

Share Data
Net income per share of common stock
Diluted	$0.60	$0.01
Basic	0.61	0.01
Average common shares outstanding
Diluted	55,992	52,284
Basic	55,271	51,803
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Net Income	$33,719	$709

Other comprehensive income (loss):

Available-for-sale securities:
Unrealized (losses) gains on available-for-sale securities, net of tax benefit of $3.1 million and tax expense of $26 thousand for the three months ended March 31, 2021 and 2020, respectively	$(10,851)	$130
Amortization of unrealized losses on securities transferred to held-to-maturity, net of tax expenses of $6 thousand and $12 thousand for the three months ended March 31, 2021 and 2020, respectively	24	47
Reclassification adjustment for losses included in net income, net of tax benefit of $22 thousand for the three months ended March 31, 2020	—	117
Available-for-sale securities, net of tax	$(10,827)	$294

Unrealized losses on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax benefit of $47 thousand for the three months ended March 31, 2021	$(138)	$—

Total other comprehensive (loss) income	$(10,965)	$294

Comprehensive Income	$22,754	$1,003
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2021	2020
Assets
Cash and due from banks	$89,123	$86,630
Interest bearing deposits with other banks	890,202	317,458
Total cash and cash equivalents	979,325	404,088

Time deposits with other banks	750	750

Debt securities:
Securities available-for-sale (at fair value)	1,051,396	1,398,157
Securities held-to-maturity (fair value $500.7 million at March 31, 2021 and $192.2 million at December 31, 2020)	512,307	184,484
Total debt securities	1,563,703	1,582,641

Loans held for sale (at fair value)	60,924	68,890

Loans	5,661,492	5,735,349
Less: Allowance for credit losses	(86,643)	(92,733)
Loans, net of allowance for credit losses	5,574,849	5,642,616

Bank premises and equipment, net	70,385	75,117
Other real estate owned	15,549	12,750
Goodwill	221,176	221,176
Other intangible assets, net	15,382	16,745
Bank owned life insurance	132,634	131,776
Net deferred tax assets	24,497	23,629
Other assets	152,646	162,214
Total Assets	$8,811,820	$8,342,392

Liabilities
Deposits	$7,385,749	$6,932,561
Securities sold under agreements to repurchase, maturing within 30 days	109,171	119,609
Subordinated debt	71,436	71,365
Other liabilities	90,115	88,455
Total Liabilities	7,656,471	7,211,990

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 55,647,636 and outstanding 55,294,320 at March 31, 2021, and authorized 120,000,000, issued 55,584,979 and outstanding 55,243,226 shares at December 31, 2020	5,529	5,524
Other shareholders' equity	1,149,820	1,124,878
Total Shareholders' Equity	1,155,349	1,130,402
Total Liabilities and Shareholders' Equity	$8,811,820	$8,342,392
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$33,719	$709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,440	1,511
Amortization of premiums and discounts on securities, net	2,362	989
Amortization of operating lease right-of-use assets	1,102	1,274
Other amortization and accretion, net	(4,437)	(1,531)
Stock based compensation	1,759	2,000
Origination of loans designated for sale	(163,863)	(73,223)
Sale of loans designated for sale	177,516	66,126
Provision for credit losses	(5,715)	29,513
Deferred income taxes	2,320	2,207
Losses on sale of securities	—	95
Gains on sale of loans	(5,570)	(2,138)
Gains on sale and write-downs of other real estate owned	(167)	(415)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	315	219
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease (increase) in other assets	4,658	(6,245)
Net increase in other liabilities	1,659	3,595
Net cash provided by operating activities	47,098	24,686

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	155,860	82,715
Maturities and repayments of debt securities held-to-maturity	43,291	8,894
Proceeds from sale of debt securities available-for-sale	—	27,765
Purchases of debt securities available-for-sale	(36,512)	(74,213)
Purchases of debt securities held-to-maturity	(160,031)	—
Net new loans and principal repayments	79,353	25,154
Proceeds from sale of other real estate owned	1,340	3,736
Additions to other real estate owned	(654)	—
Proceeds from sale of FHLB and Federal Reserve Bank Stock	2,704	27,923
Purchase of FHLB and Federal Reserve Bank Stock	(55)	(26,227)
Net cash from bank acquisition	—	33,883
Additions to bank premises and equipment	(341)	(570)
Net cash provided by investing activities	84,955	109,060
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash Flows from Financing Activities
Net increase in deposits	$453,188	$129,005
Net decrease in repurchase agreements	(10,438)	(21,398)
Net decrease in FHLB borrowings with original maturities of three months or less	—	(170,000)
Proceeds from FHLB borrowings with original maturities of more than three months	—	120,000
Stock based employee benefit plans	434	(1,010)
Dividends paid	—	—
Net cash provided by financing activities	443,184	56,597
Net increase in cash and cash equivalents	575,237	190,343
Cash and cash equivalents at beginning of period	404,088	124,531
Cash and cash equivalents at end of period	$979,325	$314,874

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,695	$10,259
Cash paid during the period for taxes	—	—
Recognition of operating lease right-of-use assets	—	33
Recognition of operating lease liabilities	—	33

Supplemental disclosure of non-cash investing activities:
Transfer of debt securities from available-for-sale to held-to-maturity	$210,805	$—
Transfers from loans to other real estate owned	—	5,571
Transfers from bank premises to other real estate owned	3,318	—
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

						Accumulated
						Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2020	55,243	$5,524	$856,092	$256,701	$(8,285)	$20,370	$1,130,402
Comprehensive income	—	—	—	33,719	—	(10,965)	22,754
Stock based compensation expense	—	—	1,759	—	—	—	1,759
Common stock transactions related to stock based employee benefit plans	20	2		—	(408)	—	(406)
Common stock issued for stock options	31	3	837	—	—	—	840
Three months ended March 31, 2021	51	5	2,596	33,719	(408)	(10,965)	24,947
Balance at March 31, 2021	55,294	$5,529	$858,688	$290,420	$(8,693)	$9,405	$1,155,349

						Accumulated
						Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2019	51,514	$5,151	$786,242	$195,813	$(6,032)	$4,465	$985,639
Comprehensive income	—	—	—	709	—	294	1,003
Stock based compensation expense	—	—	2,000	—	—	—	2,000
Common stock transactions related to stock based employee benefit plans	115	12	(32)	—	(1,390)	—	(1,410)
Common stock issued for stock options	37	4	396	—	—	—	400
Cumulative change in accounting principle upon adoption of new accounting pronouncement	—	—	—	(16,876)	—	—	(16,876)
Issuance of common stock, pursuant to acquisition	1,043	104	20,927	—	—	—	21,031
Three months ended March 31, 2020	1,195	120	23,291	(16,167)	(1,390)	294	6,148
Balance at March 31, 2020	52,709	$5,271	$809,533	$179,646	$(7,422)	$4,759	$991,787
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
Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates: The preparation of these condensed consolidated financial statements requires management to make judgments in the application of certain accounting policies that involve significant estimates and assumptions. The Company has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Specific areas, among others, requiring the application of management’s estimates include determination of the allowance for credit losses, acquisition accounting and purchased loans, intangible assets and impairment testing, other fair value measurements and contingent liabilities.

Note B – Recently Issued Accounting Standards, Not Yet Adopted
None this period.

Note C – Earnings per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.
For the three months ended March 31, 2021, no options to purchase shares of the Company's common stock were anti-dilutive, compared to 489,000 shares that were excluded in the computation of diluted earnings per share for the three months ended March 31, 2020.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2021	2020
Basic earnings per share
Net income	$33,719	$709
Average common shares outstanding	55,271	51,803
Net income per share	$0.61	$0.01

Diluted earnings per share
Net income	$33,719	$709
Average common shares outstanding	55,271	51,803
Add: Dilutive effect of employee restricted stock and stock options	721	481
Average diluted shares outstanding	55,992	52,284
Net income per share	$0.60	$0.01

Note D – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$7,686	$334	$(2)	$8,018
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	746,409	14,584	(6,774)	754,219
Private mortgage-backed securities and collateralized mortgage obligations	80,156	1,989	(261)	81,884
Collateralized loan obligations	172,392	239	(160)	172,471
Obligations of state and political subdivisions	32,914	1,943	(53)	34,804
Totals	$1,039,557	$19,089	$(7,250)	$1,051,396

Debt securities held-to-maturity
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$512,307	$5,539	$(17,126)	$500,720
Totals	$512,307	$5,539	$(17,126)	$500,720

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$8,250	$528	$(1)	$8,777
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,038,437	23,457	(1,240)	1,060,654
Private mortgage-backed securities and collateralized mortgage obligations	89,284	2,131	(210)	91,205
Collateralized loan obligations	202,563	279	(647)	202,195
Obligations of state and political subdivisions	33,005	2,321	—	35,326
Totals	$1,371,539	$28,716	$(2,098)	$1,398,157

Debt securities held-to-maturity
Mortgage-backed securities of U.S. government-sponsored entities	$184,484	$7,818	$(123)	$192,179
Totals	$184,484	$7,818	$(123)	$192,179
No securities were sold during the three months ended March 31, 2021. For the three months ended March 31, 2020, proceeds from sales of securities were $27.8 million, which resulted in gross gains of $0.1 million and gross losses of $0.2 million. Also included in “Securities gains (losses), net” is a decrease of $0.1 million for the three months ended March 31, 2021 and an increase of $0.1 million for the three months ended March 31, 2020 in the value of a CRA-qualified mutual fund.
During the three months ended March 31, 2021, the Company reclassified debt securities with an amortized cost of $210.8 million from available-for-sale to held-to-maturity, as it has the ability and intent to hold these securities to maturity. These securities had net unrealized gains of $0.8 million at the date of transfer, which will continue to be reported in accumulated other comprehensive income, and will be amortized over the remaining life of the securities as an adjustment of yield. The effect on interest income of the amortization of net unrealized gains is offset by the amortization of the premium on the securities transferred.

At March 31, 2021, debt securities with a fair value of $350.5 million were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of debt securities held-to-maturity and available-for-sale at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$435	$437
Due after one year through five years	—	—	12,400	13,310
Due after five years through ten years	—	—	8,113	8,464
Due after ten years	—	—	19,652	20,611
	—	—	40,600	42,822
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	512,307	500,720	746,409	754,219
Private mortgage-backed securities and collateralized mortgage obligations	—	—	80,156	81,884
Collateralized loan obligations	—	—	172,392	172,471
Totals	$512,307	$500,720	$1,039,557	$1,051,396
The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, or using observable market data. The tables below indicate the fair value of available-for-sale debt securities with unrealized losses for which no allowance for credit losses has been recorded.

	March 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$253	$(2)	$253	$(2)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	314,851	(6,725)	4,888	(49)	319,739	(6,774)
Private mortgage-backed securities and collateralized mortgage obligations	18,752	(236)	2,029	(25)	20,781	(261)
Collateralized loan obligations	125,035	(88)	28,435	(72)	153,470	(160)
Obligations of state and political subdivisions	4,982	(53)	—	—	4,982	(53)
Totals	$463,620	$(7,102)	$35,605	$(148)	$499,225	$(7,250)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$256	$(1)	$256	$(1)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	203,405	(1,218)	569	(22)	203,974	(1,240)
Private mortgage-backed securities and collateralized mortgage obligations	23,997	(210)	—	—	23,997	(210)
Collateralized loan obligations	104,697	(102)	72,513	(545)	177,210	(647)
Totals	$332,099	$(1,530)	$73,338	$(568)	$405,437	$(2,098)
At March 31, 2021, the Company had $6.8 million of unrealized losses on mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $319.7 million. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2021, no allowance for credit losses has been recorded.
At March 31, 2021, the Company had $0.3 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $20.8 million. The collateral underlying these mortgage investments is primarily residential real estate. The securities have average credit support of 31%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2021, no allowance for credit losses has been recorded.
At March 31, 2021, the Company had $0.2 million in unrealized losses in uncapped 3-month LIBOR floating rate collateralized loan obligations ("CLOs") having a fair value of $153.5 million. CLOs are special purpose vehicles and those in which the Company has invested acquire nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of March 31, 2021, these positions are in AAA and AA tranches, with average credit support of 27% and 24%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2021, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. As a result, as of March 31, 2021, no allowance for credit losses has been recorded.
Included in other assets at March 31, 2021 is $31.2 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of these cost method investment securities. Also included in other assets is a $6.4 million investment in a CRA-qualified mutual fund carried at fair value. Accrued interest receivable on AFS and HTM debt securities of $2.6 million and $0.8 million at March 31, 2021, respectively, and $3.2 million and $0.4 million at December 31, 2020, respectively, is also included in other assets.
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
•Paycheck Protection Program ("PPP"): Loans originated under a temporary program established by the CARES Act, and extended by the Economic Aid Act. Under the terms of the program, balances may be forgiven if the borrower uses the funds in a manner consistent with the program guidelines, and repayment is guaranteed by the U.S. government.

The following tables present net loan balances by segment as of:

	March 31, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$206,627	$18,465	$2,025	$227,117
Commercial real estate - owner-occupied	868,347	225,785	38,953	1,133,085
Commercial real estate - non owner-occupied	1,116,362	294,128	27,875	1,438,365
Residential real estate	1,088,822	149,762	7,965	1,246,549
Commercial and financial	760,975	84,309	15,529	860,813
Consumer	167,778	5,900	232	173,910
Paycheck Protection Program	547,308	34,345	—	581,653
Totals	$4,756,219	$812,694	$92,579	$5,661,492

	December 31, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$216,420	$26,250	$2,438	$245,108
Commercial real estate - owner occupied	854,769	247,090	39,451	1,141,310
Commercial real estate - non-owner occupied	1,043,459	323,273	29,122	1,395,854
Residential real estate	1,155,914	176,105	10,609	1,342,628
Commercial and financial	743,846	94,627	16,280	854,753
Consumer	181,797	6,660	278	188,735
Paycheck Protection Program	515,532	51,429	—	566,961
Totals	$4,711,737	$925,434	$98,178	$5,735,349
The amortized cost basis of loans at March 31, 2021 included net deferred costs of $23.8 million on non-PPP portfolio loans and net deferred fees of $13.5 million on PPP loans. At December 31, 2020, the amortized cost basis included net deferred costs of $22.6 million on non-PPP portfolio loans and net deferred fees of $9.5 million on PPP loans. At March 31, 2021, the remaining fair value adjustments on acquired loans were $27.3 million, or 2.9% of the outstanding acquired loan balances, compared to $30.2 million, or 2.9% of the acquired loan balances at December 31, 2020. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $20.9 million and $25.8 million at March 31, 2021 and December 31, 2020, respectively.

The following tables present the status of net loan balances as of March 31, 2021 and December 31, 2020. Loans on short-term payment deferral at the reporting date are reported as current.

	March 31, 2021
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$206,473	$—	$—	$—	$154	$206,627
Commercial real estate - owner-occupied	865,373	732	—	—	2,242	868,347
Commercial real estate - non owner-occupied	1,114,278	—	—	—	2,084	1,116,362
Residential real estate	1,073,848	4,344	1,078	720	8,832	1,088,822
Commercial and financial	755,349	1,144	36	1	4,445	760,975
Consumer	166,587	768	—	—	423	167,778
Paycheck Protection Program	547,308	—	—	—	—	547,308
Total Portfolio Loans	$4,729,216	$6,988	$1,114	$721	$18,180	$4,756,219

Acquired Non-PCD Loans
Construction and land development	$18,465	$—	$—	$—	$—	$18,465
Commercial real estate - owner-occupied	223,758	—	—	—	2,027	225,785
Commercial real estate - non owner-occupied	293,148	—	—	—	980	294,128
Residential real estate	145,347	596	104	—	3,715	149,762
Commercial and financial	83,671	—	—	—	638	84,309
Consumer	5,900	—	—	—	—	5,900
Paycheck Protection Program	34,345	—	—	—	—	34,345
Total Acquired Non-PCD Loans	$804,634	$596	$104	$—	$7,360	$812,694

PCD Loans
Construction and land development	$2,017	$—	$—	$—	$8	$2,025
Commercial real estate - owner-occupied	36,057	—	—	—	2,896	38,953
Commercial real estate - non owner-occupied	23,068	—	—	—	4,807	27,875
Residential real estate	6,899	—	—	—	1,066	7,965
Commercial and financial	14,518	—	—	—	1,011	15,529
Consumer	232	—	—	—	—	232
Total PCD Loans	$82,791	$—	$—	$—	$9,788	$92,579

Total Loans	$5,616,641	$7,584	$1,218	$721	$35,328	$5,661,492

	December 31, 2020
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$216,262	$—	$—	$—	$158	$216,420
Commercial real estate - owner occupied	851,222	1,076	—	—	2,471	854,769
Commercial real estate - non-owner occupied	1,041,306	—	—	—	2,153	1,043,459
Residential real estate	1,142,893	3,002	1,427	61	8,531	1,155,914
Commercial and financial	737,362	135	1,967	—	4,382	743,846
Consumer	180,879	203	138	2	575	181,797
Paycheck Protection Program	515,532	—	—	—	—	515,532
Total Portfolio Loans	$4,685,456	$4,416	$3,532	$63	$18,270	$4,711,737

Acquired Non-PCD Loans
Construction and land development	$26,250	$—	$—	$—	$—	$26,250
Commercial real estate - owner occupied	244,486	—	—	—	2,604	247,090
Commercial real estate - non-owner occupied	322,264	—	—	—	1,009	323,273
Residential real estate	171,507	1,605	104	—	2,889	176,105
Commercial and financial	93,223	216	—	—	1,188	94,627
Consumer	6,640	20	—	—	—	6,660
Paycheck Protection Program	51,429	—	—	—	—	51,429
Total Acquired Non-PCD Loans	$915,799	$1,841	$104	$—	$7,690	$925,434

PCD Loans
Construction and land development	$2,429	$—	$—	$—	$9	$2,438
Commercial real estate - owner occupied	36,345	—	—	—	3,106	39,451
Commercial real estate - non-owner occupied	24,200	—	—	—	4,922	29,122
Residential real estate	9,537	—	—	—	1,072	10,609
Commercial and financial	15,121	125	—	—	1,034	16,280
Consumer	271	—	—	—	7	278
Total PCD Loans	$87,903	$125	$—	$—	$10,150	$98,178

Total Loans	$5,689,158	$6,382	$3,636	$63	$36,110	$5,735,349
All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.2 million and $0.3 million in interest income on nonaccrual loans during the three months ended March 31, 2021 and 2020, respectively.

The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	March 31, 2021
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$144	$18	$162	$7
Commercial real estate - owner-occupied	6,891	274	7,165	274
Commercial real estate - non owner-occupied	3,946	3,925	7,871	1,746
Residential real estate	11,592	2,021	13,613	1,123
Commercial and financial	3,751	2,343	6,094	1,620
Consumer	51	372	423	87
Totals	$26,375	$8,953	$35,328	$4,857

	December 31, 2020
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$148	$19	$167	$8
Commercial real estate - owner-occupied	7,893	288	8,181	287
Commercial real estate - non owner-occupied	5,666	2,418	8,084	1,640
Residential real estate	9,520	2,972	12,492	1,587
Commercial and financial	3,175	3,429	6,604	2,235
Consumer	222	360	582	75
Totals	$26,624	$9,486	$36,110	$5,832
Collateral-Dependent Loans
Loans are considered collateral-dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral-dependent loans as of:

(In thousands)	March 31, 2021	December 31, 2020
Construction and land development	$181	$189
Commercial real estate - owner-occupied	11,503	11,992
Commercial real estate - non owner-occupied	7,114	7,285
Residential real estate	17,460	16,652
Commercial and financial	10,475	11,198
Consumer	424	586
Totals	$47,157	$47,902
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
The following tables present the risk rating of loans by year of origination as of:

	March 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$11,721	$61,751	$41,791	$27,743	$12,069	$24,206	$37,615	$216,896
Special Mention	—	—	—	8,486	—	262	—	8,748
Substandard	—	—	—	—	—	1,212	—	1,212
Substandard Impaired	—	—	—	—	37	224	—	261
Doubtful	—	—	—	—	—	—	—	—
Total	$11,721	$61,751	$41,791	$36,229	$12,106	$25,904	$37,615	$227,117
Commercial real estate - owner-occupied
Risk Ratings:
Pass	$39,915	$153,127	$195,476	$150,551	$132,555	$412,493	$13,064	$1,097,181
Special Mention	—	5,891	1,839	1,294	—	8,202	—	17,226
Substandard	—	—	—	—	4,152	5,423	—	9,575
Substandard Impaired	—	—	2,952	716	1,862	3,573	—	9,103
Doubtful	—	—	—	—	—	—	—	—
Total	$39,915	$159,018	$200,267	$152,561	$138,569	$429,691	$13,064	$1,133,085
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	$79,711	$161,211	$311,098	$188,793	$111,807	$510,852	$9,084	$1,372,556
Special Mention	—	—	430	9,443	16,575	9,800	—	36,248
Substandard	—	—	—	9,708	—	11,981	—	21,689
Substandard Impaired	—	—	2,397	—	—	5,475	—	7,872
Doubtful	—	—	—	—	—	—	—	—
Total	$79,711	$161,211	$313,925	$207,944	$128,382	$538,108	$9,084	$1,438,365
Residential real estate
Risk Ratings:
Pass	$21,192	$118,310	$125,666	$174,835	$175,133	$280,387	$327,456	$1,222,979
Special Mention	—	49	—	70	2,069	319	1,579	4,086
Substandard	—	—	—	—	—	388	40	428
Substandard Impaired	—	453	1,053	1,342	4,016	10,291	1,901	19,056
Doubtful	—	—	—	—	—	—	—	—
Total	$21,192	$118,812	$126,719	$176,247	$181,218	$291,385	$330,976	$1,246,549

	March 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial and financial
Risk Ratings:
Pass	$60,114	$218,567	$134,501	$92,551	$56,103	$86,551	$188,805	$837,192
Special Mention	—	67	905	919	293	95	436	2,715
Substandard	—	153	41	2,536	1,560	3,826	254	8,370
Substandard Impaired	—	—	4,824	2,970	1,684	2,490	68	12,036
Doubtful[1]	—	—	—	500	—	—	—	500
Total	$60,114	$218,787	$140,271	$99,476	$59,640	$92,962	$189,563	$860,813
Consumer
Risk Ratings:
Pass	$7,025	$42,871	$37,567	$26,482	$16,226	$27,290	$13,534	$170,995
Special Mention	—	—	85	52	25	605	1,276	2,043
Substandard	—	—	—	—	16	—	190	206
Substandard Impaired	—	27	49	9	62	519	—	666
Doubtful	—	—	—	—	—	—	—	—
Total	$7,025	$42,898	$37,701	$26,543	$16,329	$28,414	$15,000	$173,910
Paycheck Protection Program
Risk Ratings:
Pass	$232,438	$349,215	$—	$—	$—	$—	$—	$581,653
Total	$232,438	$349,215	$—	$—	$—	$—	$—	$581,653
Consolidated
Risk Ratings:
Pass	$452,116	$1,105,052	$846,099	$660,955	$503,893	$1,341,779	$589,558	$5,499,452
Special Mention	—	6,007	3,259	20,264	18,962	19,283	3,291	71,066
Substandard	—	153	41	12,244	5,728	22,830	484	41,480
Substandard Impaired	—	480	11,275	5,037	7,661	22,572	1,969	48,994
Doubtful[1]	—	—	—	500	—	—	—	500
Total	$452,116	$1,111,692	$860,674	$699,000	$536,244	$1,406,464	$595,302	$5,661,492
[1]Loans classified as doubtful are fully reserved as of March 31, 2021.

	December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$62,107	$52,384	$46,067	$15,873	$7,335	$17,873	$35,324	$236,963
Special Mention	206	245	5,918	—	—	1,449	—	7,818
Substandard	—	—	—	—	—	51	—	51
Substandard Impaired	—	—	—	37	—	239	—	276
Doubtful	—	—	—	—	—	—	—	—
Total	$62,313	$52,629	$51,985	$15,910	$7,335	$19,612	$35,324	$245,108
Commercial real estate - owner-occupied
Risk Ratings:
Pass	$155,953	$198,559	$156,276	$138,341	$148,389	$287,772	$14,255	$1,099,545
Special Mention	5,773	1,858	3,305	—	4,471	4,050	2	19,459
Substandard	—	—	—	4,709	1,955	5,508	—	12,172
Substandard Impaired	—	3,151	747	1,362	—	4,874	—	10,134
Doubtful	—	—	—	—	—	—	—	—
Total	$161,726	$203,568	$160,328	$144,412	$154,815	$302,204	$14,257	$1,141,310

	December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	$159,299	$313,287	$201,112	$123,357	$175,623	$356,943	$8,596	$1,338,217
Special Mention	—	431	9,487	7,580	10,240	114	—	27,852
Substandard	—	—	9,709	—	8,311	3,682	—	21,702
Substandard Impaired	—	2,418	—	—	125	5,540	—	8,083
Doubtful	—	—	—	—	—	—	—	—
Total	$159,299	$316,136	$220,308	$130,937	$194,299	$366,279	$8,596	$1,395,854
Residential real estate
Risk Ratings:
Pass	$96,819	$144,329	$204,077	$205,046	$160,612	$159,742	$350,502	$1,321,127
Special Mention	—	—	33	720	—	966	479	2,198
Substandard	350	—	—	896	—	1,452	100	2,798
Substandard Impaired	109	726	1,520	1,762	715	9,671	2,002	16,505
Doubtful	—	—	—	—	—	—	—	—
Total	$97,278	$145,055	$205,630	$208,424	$161,327	$171,831	$353,083	$1,342,628
Commercial and financial
Risk Ratings:
Pass	$214,774	$146,511	$103,769	$60,782	$39,692	$53,758	$204,304	$823,590
Special Mention	71	946	965	5,612	67	635	209	8,505
Substandard	154	41	3,016	1,609	553	3,239	764	9,376
Substandard Impaired	317	4,595	3,199	2,292	2,074	704	81	13,262
Doubtful[1]	—	—	—	—	—	—	20	20
Total	$215,316	$152,093	$110,949	$70,295	$42,386	$58,336	$205,378	$854,753
Consumer
Risk Ratings:
Pass	$46,476	$43,143	$30,433	$18,937	$21,880	$9,488	$15,089	$185,446
Special Mention	58	27	14	41	42	21	1,854	2,057
Substandard	—	—	—	42	4	151	228	425
Substandard Impaired	7	50	193	24	329	183	21	807
Doubtful	—	—	—	—	—	—	—	—
Total	$46,541	$43,220	$30,640	$19,044	$22,255	$9,843	$17,192	$188,735
Paycheck Protection Program
Risk Ratings:
Pass	$566,961	$—	$—	$—	$—	$—	$—	$566,961
Total	$566,961	$—	$—	$—	$—	$—	$—	$566,961
Consolidated
Risk Ratings:
Pass	$1,302,389	$898,213	$741,734	$562,336	$553,531	$885,576	$628,070	$5,571,849
Special Mention	6,108	3,507	19,722	13,953	14,820	7,235	2,544	67,889
Substandard	504	41	12,725	7,256	10,823	14,083	1,092	46,524
Substandard Impaired	433	10,940	5,659	5,477	3,243	21,211	2,104	49,067
Doubtful[1]	—	—	—	—	—	—	20	20
Total	$1,309,434	$912,701	$779,840	$589,022	$582,417	$928,105	$633,830	$5,735,349
[1]Loans classified as doubtful are fully reserved at December 31, 2020.
Loans Modified in Connection with COVID-19 Pandemic
The CARES Act, which was signed into law on March 27, 2020, and amended by the Consolidated Appropriations Act on December 27, 2020, encourages financial institutions to practice prudent efforts to work with borrowers financially impacted by the COVID-19 pandemic by providing an option to exclude from TDR consideration certain loan modifications that might otherwise be categorized as TDRs under ASC 310-40. This option is available for modifications that are deemed to be COVID-related, where the borrower was not more than 30 days past due on December 31, 2019, and the modification is executed between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency.

Federal banking regulators issued similar guidance that also allows lenders to conclude that short-term modifications for borrowers affected by the pandemic should not be considered TDRs if the borrower was current at the time of modification. Seacoast has provided financially impacted borrowers with loan accommodations, primarily consisting of payment deferrals of up to six months. At its peak on June 30, 2020, loans on deferral represented $1.1 billion, or 21% of total non-PPP loans. In the second half of 2020, the large majority of these borrowers successfully resumed making contractual payments, and the level of loans with accommodations decreased to $28.4 million, or 0.6% of total non-PPP loans at March 31, 2021. Types of outstanding accommodations at March 31, 2021 included a combination of one or more of the following: full payment deferral, partial payment deferral, reduction of interest rate, extension of the original maturity date, or re-amortization of the facility.
The following table presents the balance of loans with active payment accommodations at the specified dates, excluding PPP loans:

(In thousands)	March 31, 2021	December 31, 2020
Construction and land development	$1,037	$1,032
Commercial real estate - owner-occupied	2,204	14,248
Commercial real estate - non owner-occupied	8,797	32,549
Residential real estate	5,286	12,839
Commercial and financial	9,949	11,915
Consumer	1,135	1,479
Totals	$28,408	$74,062
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
The following table presents loans that were modified in a troubled debt restructuring during the three months ended:

	Three Months Ended March 31,
	2021			2020
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	—	$—	$—	—	$—	$—
Commercial real estate - owner-occupied	—	—	—	—	—	—
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	1	27	27	1	45	45
Commercial and financial	—	—	—	4	437	437
Consumer	—	—	—	—	—	—
Totals	1	$27	$27	5	$482	$482

The TDRs described above resulted in a specific allowance for credit losses of $0.2 million as of March 31, 2021 and $0.1 million as of March 31, 2020. During the three months ended March 31, 2021, there were no defaults on loans that had been modified in TDRs within the preceding twelve months. During the three months ended March 31, 2020, there were three defaults totaling $1.4 million of loans to a single borrower that had been modified to a TDR within the preceding twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, is charged off or has been transferred to other real estate owned. For loans measured based on the present value of expected future cash flows, $5,000 and $24,000 for the three months ended March 31, 2021, and 2020, respectively, was included in interest income and represents the change in present value attributable to the passage of time.

Note F – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended March 31, 2021
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$(510)	$—	$18	$—	$4,428
Commercial real estate - owner-occupied	9,868	(76)	—	—	—	9,792
Commercial real estate - non owner-occupied	38,266	(2,038)	—	1	—	36,229
Residential real estate	17,500	(3,372)	—	229	(4)	14,353
Commercial and financial	18,690	775	(756)	207	—	18,916
Consumer	3,489	(494)	(185)	116	(1)	2,925
Paycheck Protection Program	—	—	—	—	—	—
Totals	$92,733	$(5,715)	$(941)	$571	$(5)	$86,643

	Three Months Ended March 31, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$1,842	$1,479	$48	$1,248	$—	$29	$—	$4,646
Commercial real estate - owner occupied	5,361	80	207	(264)	(44)	—	(13)	5,327
Commercial real estate - non-owner occupied	7,863	9,341	140	18,283	(12)	28	—	35,643
Residential real estate	7,667	5,787	97	6,260	(18)	116	(10)	19,899
Commercial and financial	9,716	3,677	11	2,746	(1,100)	420	—	15,470
Consumer	2,705	862	13	1,240	(473)	80	(1)	4,426
Totals	$35,154	$21,226	$516	$29,513	$(1,647)	$673	$(24)	$85,411

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
As of March 31, 2021, the Company utilized Moody’s most recent “U.S. Macroeconomic Outlook Baseline” scenario and considered the uncertainty associated with the assumptions in the Baseline scenario, including the potential for increasing COVID-19 infections and the resulting potential erosion in consumer confidence, and the risk that government stimulus programs are less effective than expected. Outcomes in any or all of these factors could differ from the Baseline scenario, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk not captured in the quantitative model.
In the Construction and Land Development segment, the decrease in reserves during the quarter reflects the impact of lower loan balances within the segment as well as improved economic variables relating to residential real estate and consumer confidence. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, the decrease in reserves is the result of lower loan balances within this segment. Risk characteristics include but are not limited to, collateral type, loan seasoning, and lien position.
In the Commercial Real Estate - Non Owner-Occupied segment, the decrease in reserves is the result of lower loan balances within this segment, and reflects improved economic forecast variables including lower unemployment and an improvement in expectations for corporate profits over the forecast period. Repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, loan seasoning, and lien position are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The decrease in reserves reflects the impact of lower loan balances within the segment, a decrease in reserves on individually evaluated loans, improved economic forecast variables including unemployment and continued strength in the Florida housing market. Risk characteristics considered for this segment include, but are not limited to, collateral type, lien position, loan to value ratios, and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The increase in reserves corresponds with the increase in loan balances within the segment. Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses.
Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. A decrease in the reserve is attributed to lower loan balances and lower unemployment.
Balances outstanding under the Paycheck Protection Program are guaranteed by the U.S. government and have not been assigned a reserve.
The allowance for credit losses is composed of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at March 31, 2021 and December 31, 2020 is shown in the following tables:

	March 31, 2021
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$261	$11	$226,856	$4,417	$227,117	$4,428
Commercial real estate - owner occupied	9,209	422	1,123,876	9,370	1,133,085	9,792
Commercial real estate - non owner-occupied	7,871	1,746	1,430,494	34,483	1,438,365	36,229
Residential real estate	19,057	1,280	1,227,492	13,073	1,246,549	14,353
Commercial and financial	12,536	2,749	848,277	16,167	860,813	18,916
Consumer	667	104	173,243	2,821	173,910	2,925
Paycheck Protection Program	—	—	581,653	—	581,653	—
Totals	$49,601	$6,312	$5,611,891	$80,331	$5,661,492	$86,643

	December 31, 2020
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$276	$13	$244,832	$4,907	$245,108	$4,920
Commercial real estate - owner occupied	10,243	402	1,131,067	9,466	1,141,310	9,868
Commercial real estate - non owner-occupied	8,083	1,640	1,387,771	36,626	1,395,854	38,266
Residential real estate	16,506	2,064	1,326,122	15,436	1,342,628	17,500
Commercial and financial	13,281	3,498	841,472	15,192	854,753	18,690
Consumer	807	91	187,928	3,398	188,735	3,489
Paycheck Protection Program	—	—	566,961	—	566,961	—
Totals	$49,196	$7,708	$5,686,153	$85,025	$5,735,349	$92,733

Note G – Derivatives
Back-to-Back Swaps
The Company offers interest rate swaps when requested by customers to allow them to hedge the risk of rising interest rates on their variable rate loans. Upon entering into these swaps, the Company enters into offsetting positions with counterparties in order to minimize the interest rate risk. These back-to-back swaps qualify as freestanding financial derivatives with the fair values reported in other assets and other liabilities. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under the arrangements for financial statement presentation purposes. Gains and losses on these back-to-back swaps, which offset, are recorded through noninterest income. No net gains or losses have been recognized to date on these instruments. As of March 31, 2021, the interest rate swaps had an aggregate notional value of $183.5 million, with a fair value of $10.5 million recorded in other assets and other liabilities. As of December 31, 2020, the interest rate swaps had an aggregate notional value of $182.4 million, with a fair value of $13.3 million recorded in other assets and other liabilities. The weighted average maturity was 7.4 years and 7.5 years as of March 31, 2021 and December 31, 2020, respectively.
Interest Rate Floors Designated as Cash Flow Hedges
The Company has entered into interest rate floor contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During 2020, the Company entered into two interest rate floor contracts, each with a notional amount of $150.0 million, maturing in October 2023 and November 2023. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. For the three months ended March 31, 2021, the Company recognized a loss through other comprehensive income of $0.2 million and reclassified $42,000 out of accumulated other comprehensive income and into interest income. As of March 31, 2021 and December 31, 2020, the interest rate floors had a fair value of $0.8 million and $1.0 million, respectively, recorded in other assets in the consolidated balance sheet. Over the next twelve months the Company expects to reclassify $0.3 million from accumulated other comprehensive income into interest income related to these agreements.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
At March 31, 2021
Back-to-back swaps	$183,491	$10,527	Other Assets and Other Liabilities
Interest rate floors	300,000	778	Other Assets

At December 31, 2020
Back-to-back swaps	$182,379	$13,339	Other Assets and Other Liabilities
Interest rate floors	300,000	1,004	Other Assets

Note H – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralized borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	March 31, 2021	December 31, 2020
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	$120,071	$137,268

Note I – Noninterest Income and Expense
Details of noninterest income and expenses for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Noninterest income
Service charges on deposit accounts	$2,338	$2,825
Interchange income	3,820	3,246
Wealth management income	2,323	1,867
Mortgage banking fees	4,225	2,208
Marine finance fees	189	146
SBA gains	287	139
BOLI income	859	886
Other income	3,744	3,352
	17,785	14,669
Securities (losses) gains, net	(114)	19
Total	$17,671	$14,688

Noninterest expense
Salaries and wages	$21,393	$23,698
Employee benefits	4,980	4,255
Outsourced data processing costs	4,468	4,633
Telephone/data lines	785	714
Occupancy	3,789	3,353
Furniture and equipment	1,254	1,623
Marketing	1,168	1,278
Legal and professional fees	2,582	3,363
FDIC assessments	526	—
Amortization of intangibles	1,211	1,456
Foreclosed property expense and net gain on sale	(65)	(315)
Provision for credit losses on unfunded commitments	—	46
Other	4,029	3,694
Total	$46,120	$47,798

Note J – Equity Capital
The Company is well capitalized and at March 31, 2021, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

Note L – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2021 and December 31, 2020 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2021
Financial Assets
Available-for-sale debt securities[1]	$1,051,396	$199	$1,051,197	$—
Derivative financial instruments[2]	11,305	—	11,305	—
Loans held for sale[2]	60,924	—	60,924	—
Loans[3]	9,929	—	1,368	8,561
Other real estate owned[4]	15,549	—	3,390	12,159
Equity securities[5]	6,416	6,416	—	—
Financial Liabilities
Derivative financial instruments[2]	$10,527	$—	$10,527	$—

At December 31, 2020
Financial Assets
Available-for-sale debt securities[1]	$1,398,157	$101	$1,398,056	$—
Derivative financial instruments[2]	14,343	—	14,343	—
Loans held for sale[2]	68,890	—	68,890	—
Loans[3]	8,806	—	1,900	6,906
Other real estate owned[4]	12,750	—	72	12,678
Equity securities[5]	6,530	6,530	—	—
Financial Liabilities
Derivative financial instruments[2]	$13,339	$—	$13,339	$—
[1]See “Note D – Securities” for further detail of fair value of individual investment categories.
[2]Recurring fair value basis determined using observable market data.
[3]See “Note E – Loans.” Nonrecurring fair value adjustments to collateral-dependent loans reflect full or partial write-downs that are based on current appraised values of the collateral in accordance with ASC Topic 310.

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
Derivative financial instruments: The Company offers interest rate swaps to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2. Other derivatives consist of interest rate floors designated as cash flow hedges. The fair values of these instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. Interest rate floors designated as cash flow hedges are classified within Level 2.
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on nonaccrual as of March 31, 2021 and December 31, 2020.
The aggregate fair value and contractual balance of loans held for sale as of March 31, 2021 and December 31, 2020 is as follows:

(In thousands)	March 31, 2021	December 31, 2020
Aggregate fair value	$60,924	$68,890
Contractual balance	59,387	66,415
Excess	1,537	2,475
Loans: Loans carried at fair value consist of collateral-dependent real estate loans. Fair value is based on recent real estate appraisals less estimated costs of sale. These evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At March 31, 2021 capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.2%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these loans is considered level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $9.9 million with a specific reserve of $6.3 million at March 31, 2021, compared to $8.8 million with a specific reserve of $7.7 million at December 31, 2020.
For loans classified as Level 3, changes included loan additions of $2.0 million offset by $0.3 million in paydowns and charge-offs for the three months ended March 31, 2021.
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
For OREO classified as Level 3 at March 31, 2021, changes during the first quarter of 2021 included additions of $0.7 million offset by sales of $1.2 million.
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. There were no such transfers during the three months ended March 31, 2021 and 2020.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of March 31, 2021 and December 31, 2020 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Financial Assets
Debt securities held-to-maturity[1]	$512,307	$—	$500,720	$—
Time deposits with other banks	750	—	760	—
Loans, net	5,651,563	—	—	5,608,009
Financial Liabilities
Deposit liabilities	7,385,749	—	—	7,388,104
Subordinated debt	71,436	—	58,285	—

December 31, 2020
Financial Assets
Debt securities held-to-maturity[1]	$184,484	$—	$192,179	$—
Time deposits with other banks	750	—	762	—
Loans, net	5,633,810	—	—	5,686,019
Financial Liabilities
Deposit liabilities	6,932,561	—	—	6,936,097
Subordinated debt	71,365	—	58,227	—
[1]See “Note D – Securities” for further detail of individual investment categories.
The short maturity of Seacoast’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest bearing deposits with other banks, FHLB borrowings and securities sold under agreements to repurchase, maturing within 30 days.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2021 and December 31, 2020:
Held-to-maturity debt securities: These debt securities are reported at fair value utilizing level 2 inputs. The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available.
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

Note M – Business Combinations
Proposed Acquisition of Legacy Bank of Florida
On March 23, 2021, the Company announced that it had entered into an agreement and plan of merger with Legacy Bank of Florida (“Legacy”). Pursuant to the terms of the merger agreement, Legacy, headquartered in Boca Raton, FL, will be merged with and into Seacoast Bank. Legacy operates five branches in Broward and Palm Beach counties in Florida’s largest metropolitan statistical area with $501 million in deposits and $490 million in loans as of March 31, 2021. This acquisition is anticipated to close in the third quarter of 2021, subject to the receipt of approvals from regulatory authorities, the approval of Legacy shareholders and the satisfaction of other customary conditions.
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
The acquisition of FBPB was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $6.9 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The adjustment reflected in the table below are the result of information obtained subsequent to the initial measurement.

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

Note N – Subsequent Event
On April 20, 2021, the Company’s Board of Directors approved a $0.13 cash dividend payable to shareholders of record on June 15, 2021, to be paid on June 30, 2021.

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
The emphasis of this discussion will be on the three months ended March 31, 2021 compared to the three months ended March 31, 2020 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2021 compared to December 31, 2020.
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

Special Cautionary Notice Regarding Forward-Looking Statements
Certain statements made or incorporated by reference herein which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are “forward-looking statements” within the meaning, and protections, of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, and intentions about future performance, and involve known and unknown risks, uncertainties and other factors, any of which may be impacted by the COVID-19 pandemic and related effects on the U.S. economy, which may be beyond the Company's control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) or its wholly-owned banking subsidiary, Seacoast National Bank (“Seacoast Bank), to be materially different from those set forth in the forward-looking statements.
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
•the adverse impact of COVID-19 (economic and otherwise) on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects, including the ongoing potential to adversely affect Seacoast’s revenues and values of its assets and liabilities, lead to a tightening of credit, and increase stock price volatility;
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
•governmental actions to stimulate the economy and provide support for small businesses have resulted in material increases to the Company’s liquidity position, adversely affecting the net interest margin. The duration of this liquidity remaining on the balance sheet is uncertain;
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
•unexpected outcomes of, and the costs associated with, existing or new litigation involving the Company, including as a result of the Company’s participation in the PPP;
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

•the risks relating to the Legacy Bank of Florida proposed merger including, without limitation: the timing to consummate the proposed merger; the risk that a condition to closing of the proposed merger may not be satisfied; the risk that the merger may not be completed at all; the diversion of management time on issues related to the proposed merger; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectation; the risk of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures on solicitations of customers by competitors; as well as difficulties and risks inherent with entering new markets; and,
•other factors and risks described under “Risk Factors” herein and in any of the Company's subsequent reports filed with the SEC and available on its website at www.sec.gov.
All written or oral forward-looking statements that are made or are attributable to Seacoast are expressly qualified in their entirety by this cautionary notice. The Company assumes no obligation to update, revise or correct any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.

Business Developments
Announcement of Legacy Bank of Florida Acquisition
During the first quarter of 2021, Seacoast announced the proposed upcoming acquisition of Legacy Bank of Florida, which is expected to close in the third quarter of 2021, subject to regulatory approval, the approval of Legacy Bank’s shareholders and the satisfaction of other customary conditions. As of March 31, 2021, Legacy Bank operated five branches and had $490 million in loans and $501 million in deposits. The acquisition will expand Seacoast’s growing presence in Broward and Palm Beach counties, part of Florida’s largest MSA.
Declaration of Cash Dividend to Common Shareholders
On April 20, 2021, the Company’s Board of Directors approved a $0.13 cash dividend payable to shareholders of record on June 15, 2021, to be paid on June 30, 2021.
Impact of COVID-19 Pandemic
The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. As the restrictive measures have been eased during 2020 and into 2021, the U.S. economy has begun to recover and with the availability and distribution of a COVID-19 vaccine, we anticipate continued improvements in commercial and consumer activity and the U.S. economy.
While indications of recovery exist, we recognize that our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue into the second quarter of 2021, especially if new COVID-19 variant infections increase and new economic restrictions are mandated. Changing consumer behavior and the impact of government support programs including the PPP have contributed to higher customer deposit balances, which may adversely affect our net interest income and net interest margin. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the pandemic, which may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowers include customers in industries such as hotel/lodging, restaurants and retail and commercial real estate, all of which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.

We have taken deliberate actions to maintain our balance sheet strength to serve our clients and communities, including maintaining higher levels of liquidity and managing our assets and liabilities in order to maintain a strong capital position and support business growth and acquisition opportunities; however, future economic conditions are subject to significant uncertainty. Uncertainties associated with the pandemic include the duration of the COVID-19 outbreak and any related variant infections, the availability and effectiveness of COVID-19 vaccines, the impact to our customers, employees and vendors and the impact to the economy as a whole.

Results of Operations
For the first quarter of 2021, the Company reported net income of $33.7 million, or $0.60 per average diluted share, compared to $29.3 million, or $0.53, for the fourth quarter of 2020 and $0.7 million, or $0.01, for the first quarter of 2020. Adjusted net income1 for the first quarter of 2021 totaled $35.5 million, or $0.63 per average diluted share, compared to $30.7 million, or $0.55, for the fourth quarter of 2020 and $5.5 million, or $0.10, for the first quarter of 2020.

	First	Fourth	First
	Quarter	Quarter	Quarter
	2021	2020	2020
Return on average tangible assets	1.70%	1.49%	0.11%
Return on average tangible shareholders' equity	15.62	13.87	0.95
Efficiency ratio	53.21	48.23	59.85

Adjusted return on average tangible assets[1]	1.75%	1.50%	0.32%
Adjusted return on average tangible shareholders' equity[1]	16.01	14.00	2.86
Adjusted efficiency ratio[1]	51.99	48.75	53.55
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Net Interest Income and Margin
Net interest income for the first quarter of 2021 totaled $66.6 million, decreasing $2.2 million, or 3%, compared to the fourth quarter of 2020, and increasing $3.4 million, or 5%, compared to the first quarter of 2020. The decrease quarter-over-quarter was due to lower accretion of purchase discount on acquired loans, fewer days in the quarter, lower loan balances excluding Paycheck Protection Program (“PPP”) loans and lower yields, partially offset by higher income from PPP loans and lower cost of deposits. Net interest margin (on a fully tax equivalent basis)1 was 3.51% in the first quarter 2021, compared to 3.59% in the fourth quarter of 2020 and 3.93% in the first quarter of 2020. The effect of accretion of purchase discounts on acquired loans was an increase of 15 basis points in the first quarter of 2021, compared to an increase of 23 basis points in the fourth quarter 2020 and an increase of 27 basis points in the first quarter of 2020. The effect of interest and fees on PPP loans was an increase of 11 basis points in the first quarter of 2021, and a decrease of one basis point in the fourth quarter of 2020. Excluding these items, net interest margin declined to 3.25% from 3.37% in the fourth quarter of 2020 and 3.66% in the first quarter of 2020. The decrease from the fourth quarter of 2020 is largely the result of significant growth in cash balances. The decrease from the first quarter of 2020 also reflects the lower interest rate environment. The yield on loans in the first quarter of 2021, excluding PPP and accretion of purchase discount, decreased eight basis points compared to the fourth quarter of 2020, and decreased 42 basis points compared to the first quarter of 2020, both largely due to the impact of the overall lower rate environment. The yield on securities declined eight basis points compared to the fourth quarter of 2020 and 137 basis points from the first quarter of 2020, resulting from elevated prepayments and lower yields on new purchases. The cost of deposits declined to 13 basis points in the first quarter of 2021, compared to 19 basis points in the fourth quarter of 2020 and 57 basis points in the first quarter of 2020. Lower cost of deposits reflects lower market rates, and a favorable shift in product mix to include a higher proportion of noninterest bearing demand deposits to total deposits. The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:
1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
First quarter 2021	$66,741	3.51%	3.65%	0.23%
Fourth quarter 2020	68,903	3.59%	3.80%	0.33%
First quarter 2020	63,291	3.93%	4.54%	0.90%
1On tax equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Total average loans decreased $146.7 million, or 2%, for the first quarter of 2021 compared to the fourth quarter of 2020, and increased $544.1 million, or 10%, from the first quarter of 2020. The decrease from the prior quarter reflects the effect of elevated payoffs exceeding loan originations, and a net decrease in PPP loans as a result of loan forgiveness. The increase from the prior year reflects the Company's participation in the PPP program and the acquisitions of FBPB and Freedom Bank.
Average loans as a percentage of average earning assets totaled 75% for the first quarter of 2021, 77% for the fourth quarter of 2020 and 81% for the first quarter of 2020.
Loan production is detailed in the following table for the periods specified:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2021	2020	2020
Commercial pipeline at period end	$240,871	$166,735	$171,125
Commercial loan originations	204,253	277,389	183,330

Residential pipeline - saleable at period end	92,141	92,017	75,226
Residential loans - sold	138,337	161,628	62,865

Residential pipeline - portfolio at period end	72,448	25,083	11,779
Residential loans - retained	46,620	54,464	25,776

Consumer pipeline at period end	28,127	18,207	29,123
Consumer originations	46,745	47,529	51,516

PPP originations	232,478	—	—
Commercial originations during the first quarter of 2021 were $204.3 million, a decrease of $73.1 million, or 26%, compared to the fourth quarter of 2020, typical of seasonal activity, and an increase of $20.9 million, or 11%, compared to the first quarter of 2020.
The commercial pipeline increased $74.1 million, or 44%, to $240.9 million at March 31, 2021, compared to December 31, 2020, and increased $69.7 million, or 41%, compared to March 31, 2020, reflecting increasing demand in line with Florida’s strong economic recovery.
The Company originates residential mortgage loans identified for sale to investors in the secondary market. The Company uses rate locks with investors at the time of application, thereby eliminating interest rate risk. Residential loans originated for sale in the secondary market totaled $138.3 million in the first quarter of 2021, compared to $161.6 million in the fourth quarter of 2020 and $62.9 million in the first quarter of 2020, a decrease of 14% and an increase of 120%, respectively. Lower mortgage interest rates since the first quarter of 2020 have fueled an increase in refinancings. In addition, significant inflows of new residents and businesses into Florida continues to drive demand for mortgage originations. Residential saleable pipelines were $92.1 million as of March 31, 2021, compared to $92.0 million as of December 31, 2020 and $75.2 million as of March 31, 2020.
Residential loan production retained in the portfolio for the first quarter of 2021 was $46.6 million compared to $54.5 million in the fourth quarter of 2020 and $25.8 million in the first quarter of 2020, a decrease of 14% and an increase of 81%, respectively. The pipeline of residential loans intended to be retained in the portfolio was $72.4 million as of March 31, 2021, compared to $25.1 million as of December 31, 2020, and $11.8 million as of March 31, 2020. The increase in the retained residential pipeline reflects a selective Florida correspondent program expanded during the first quarter of 2021 to generate both portfolio growth and cross-sell opportunities for depository and other products.
Consumer originations totaled $46.7 million during the first quarter of 2021, a decrease of $0.8 million, or 2%, from the fourth quarter of 2020 and a decrease of $4.8 million, or 9%, from the first quarter of 2020. The consumer pipeline was $28.1 million as of March 31, 2021, compared to $18.2 million as of December 31, 2020 and $29.1 million at March 31, 2020.
In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions for the Paycheck Protection Program (“PPP”) offered through the U.S. Small Business Administration (“SBA”). Loans originated under this program have a contractual rate of interest of 1% with principal and interest that may be forgiven, provided that the borrower uses the funds in a manner consistent with PPP guidelines. Seacoast assisted borrowers in 2020 with more than 5,500 loans originated through the PPP and, when combined with PPP loans acquired from Freedom Bank, outstanding balances totaled $567.0 million at December 31, 2020. In January 2021, the program was renewed, and the Company originated more than 2,450 additional loans totaling $232.5 million in the first quarter of 2021.
Average debt securities increased $53.9 million, or 4%, for the first quarter 2021 compared to the fourth quarter 2020, and were $404.2 million, or 34%, higher compared to the first quarter of 2020. Increases reflect the impact of purchases, offset by paydowns and maturities.
The cost of average interest-bearing liabilities contracted in the three months ended March 31, 2021 to 23 basis points from 33 basis points for the three months ended December 31, 2020, and from 90 basis points for the three months ended March 31, 2020. The cost of average total deposits (including noninterest bearing demand deposits) in the first quarter of 2021 was 13 basis points compared to 19 basis points in the fourth quarter of 2020 and 57 basis points in the first quarter of 2020, reflecting continued repricing downward of interest-bearing deposits and time deposits.
During the first quarter of 2021, average transaction deposits (noninterest and interest bearing demand) increased $149.7 million, or 4%, compared to the fourth quarter of 2020 and increased $1.2 billion, or 44%, compared to the first quarter of 2020, reflecting higher customer deposit balances along with new and acquired relationships.
The Company’s deposit mix remains favorable, with 90% of average deposit balances comprised of savings, money market, and demand deposits for the three months ended March 31, 2021. Seacoast's average cost of deposits, including noninterest bearing demand deposits, decreased to 13 basis points for the three months ended March 31, 2021 compared to 19 basis points for the three months ended December 31, 2020 and 57 basis points for the three months ended March 31, 2020, reflecting the lower rate environment and shifts in deposit mix with a higher proportion of low cost deposits. Brokered CDs totaled $93.5 million at March 31, 2021, with a weighted average rate of 0.99% and $73.5 million maturing in the second quarter of 2021.
Sweep repurchase agreements with customers increased $41.8 million, or 59%, year-over-year. For the three months ended March 31, 2021, the average balance was $112.8 million compared to an average balance of $101.7 million for the three months ended December 31, 2020 and an average balance of $71.1 million for the three months ended March 31, 2020. The average rate on customer sweep repurchase accounts was 0.15% for the three months ended March 31, 2021, compared to 0.16% for the three months ended December 31, 2020 and 0.95% for three months ended March 31, 2020. No federal funds purchased were utilized at March 31, 2021 or March 31, 2020.
The Company had no FHLB borrowings during the three months ended March 31, 2021, average FHLB borrowings of $16.0 million with an average rate of 1.99% for the three months ended December 31, 2020, and $250.0 million with an average rate of 1.56% for the three months ended March 31, 2020. The decrease reflects the impact of higher average deposit balances that were sufficient to fund the Company’s liquidity needs during the first quarter of 2021.
For the three months ended March 31, 2021, subordinated debt averaged $71.4 million, compared to $71.3 million for the three months ended December 31, 2020 and $71.1 million for the three months ended March 31, 2020. The average rate on subordinated debt for the three months ended March 31, 2021 was 2.43%, compared to 2.43% for the three months ended December 31, 2020 and 4.08% for the three months ended March 31, 2020. The subordinated debt relates to trust preferred securities issued by subsidiary trusts of the Company.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2021			2020
	First Quarter			Fourth Quarter			First Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,550,457	$6,298	1.62%	$1,496,536	$6,477	1.73%	$1,152,473	$8,696	3.02%
Nontaxable	25,932	187	2.89	25,943	109	1.68	19,740	152	3.09
Total Securities	1,576,389	6,485	1.65	1,522,479	6,586	1.73	1,172,213	8,848	3.02

Federal funds sold and other investments	377,344	586	0.63	197,379	523	1.05	87,924	734	3.36

Loans excluding PPP loans	5,149,642	55,504	4.37	5,276,224	60,497	4.56	5,215,234	63,524	4.90
PPP Loans	609,733	6,886	4.58	629,855	5,187	3.28	—	—	—
Total Loans	5,759,375	62,390	4.39	5,906,079	65,684	4.42	5,215,234	63,524	4.90

Total Earning Assets	7,713,108	69,461	3.65	7,625,937	72,793	3.80	6,475,371	73,106	4.54

Allowance for loan losses	(91,735)			(93,148)			(56,931)
Cash and due from banks	255,685			235,519			90,084
Premises and equipment	74,272			76,001			67,585
Intangible assets	237,323			238,631			226,712
Bank owned life insurance	132,079			131,208			126,492
Other assets	164,622			162,248			126,230
Total Assets	$8,485,354			$8,376,396			$7,055,543

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,600,490	$258	0.07%	$1,458,299	$249	0.07%	$1,173,930	$834	0.29%
Savings	722,274	137	0.08	672,864	166	0.10	526,727	348	0.27
Money market	1,609,938	670	0.17	1,523,960	813	0.21	1,128,757	2,008	0.72
Time deposits	711,320	1,187	0.68	911,091	2,104	0.92	1,151,750	4,768	1.67
Securities sold under agreements to repurchase	112,834	41	0.15	101,665	42	0.16	71,065	167	0.95
Federal Home Loan Bank borrowings	—	—	—	15,978	80	1.99	250,022	968	1.56
Other borrowings	71,390	427	2.43	71,321	436	2.43	71,114	722	4.08
Total Interest-Bearing Liabilities	4,828,246	2,720	0.23	4,755,178	3,890	0.33	4,373,365	9,815	0.90
Noninterest demand	2,432,038			2,424,523			1,625,215
Other liabilities	88,654			85,622			62,970
Total Liabilities	7,348,938			7,265,323			6,061,550

Shareholders' equity	1,136,416			1,111,073			993,993

Total Liabilities & Equity	$8,485,354			$8,376,396			$7,055,543

Cost of deposits			0.13%			0.19%			0.57%
Interest expense as a % of earning assets			0.14%			0.20%			0.61%
Net interest income as a % of earning assets		$66,741	3.51%		$68,903	3.59%		$63,291	3.93%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $17.7 million for the first quarter of 2021, an increase of $2.7 million, or 18%, compared to the fourth quarter of 2020 and an increase of $3.0 million, or 20%, from the first quarter of 2020.
Noninterest income is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2021	2020	2020
Service charges on deposit accounts	$2,338	$2,423	$2,825
Interchange income	3,820	3,596	3,246
Wealth management income	2,323	1,949	1,867
Mortgage banking fees	4,225	3,646	2,208
Marine finance fees	189	145	146
SBA gains	287	113	139
BOLI income	859	889	886
Other income	3,744	2,187	3,352
	17,785	14,948	14,669
Securities (losses) gains, net	(114)	(18)	19
Total	$17,671	$14,930	$14,688
Service charges on deposits were $2.3 million in the first quarter of 2021, a decrease of $0.1 million, or 4%, compared to the fourth quarter of 2020 and a decrease of $0.5 million, or 17%, compared to the first quarter of 2020. Decreases in service charges reflect the impact of higher average deposit balances during the first quarter of 2021. Overdraft fees represent 39% of total service charges on deposits for the three months ended March 31, 2021.
Interchange income reached a record $3.8 million for the three months ended March 31, 2021, an increase of $0.2 million, or 6%, compared to the three months ended December 31, 2020, and an increase of $0.6 million, or 18%, compared to the three months ended March 31, 2020. The first quarter of 2021 benefited from a higher volume of transactions and higher per-card spending.
Wealth management income, including trust fees and brokerage commissions and fees, was a record $2.3 million in the first quarter of 2021, increasing $0.4 million, or 19%, from the fourth quarter of 2020 and increasing $0.5 million, or 24% compared to the first quarter of 2020. Assets under management have grown significantly with the addition of new relationships, increasing $156 million from December 31, 2020 and $436 million from March 31, 2020 to exceed $1 billion at March 31, 2021.
Mortgage banking fees increased by $0.6 million, or 16%, to $4.2 million in the first quarter of 2021 compared to the fourth quarter of 2020, and increased $2.0 million, or 91%, compared to the first quarter of 2020, with mortgage rates at historic lows and an influx of new residents and businesses into Florida driving demand for mortgage originations.
Marine finance fees were $0.2 million, compared to $0.1 million in the fourth quarter of 2020 and $0.1 million in the first quarter of 2020.
SBA gains totaled $0.3 million, an increase of $0.2 million, or 154%, compared to the fourth quarter of 2020 and an increase of $0.1 million, or 106%, compared to the first quarter of 2020.
Bank owned life insurance (“BOLI”) income totaled $0.9 million for the first quarter of 2021, in line with the fourth quarter of 2020 and prior year results.
Other income was $3.7 million in the first quarter of 2021, an increase of $1.6 million, or 71%, quarter-over-quarter and an increase of $0.4 million, or 12%, year-over-year. Included in other income in the first quarter of 2021 is $1.7 million in income associated with the resolution of contingencies on two loans acquired in 2017. Similar activity is not expected in subsequent periods.

Noninterest Expenses
The Company has demonstrated its commitment to efficiency through disciplined, proactive management of its cost structure. For the first quarter of 2021, the efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses), was 53.21% compared to 48.23% for the fourth quarter of 2020 and 59.85% for the first quarter of 2020. The increase in the efficiency ratio quarter-over-quarter reflects overall higher noninterest expense, attributed to higher seasonal payroll related expenses and a return to more normalized legal and professional fees, as well as lower net interest income, partially offset by an increase in noninterest income. The decrease in the efficiency ratio when compared to the prior year quarter reflects higher merger-related charges in the 2020 quarter and higher net interest income and noninterest income in the 2021 quarter.
The adjusted efficiency ratio1 was 51.99% in the first quarter of 2021, compared to 48.75% in the fourth quarter of 2020 and 53.55% in the first quarter of 2020. The increase in the adjusted efficiency ratio quarter-over-quarter reflects higher noninterest expense and lower net interest income, partially offset by higher noninterest income. The decrease in the adjusted efficiency ratio compared to the prior year quarter reflects higher net interest income and higher noninterest income in the 2021 quarter, partially offset by higher noninterest expenses. At March 31, 2021, adjusted noninterest expense1 as a percent of average tangible assets was 2.16% for the first quarter of 2021 compared to 2.00% for the fourth quarter of 2020 and 2.46% for the first quarter of 2020.

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except ratios)	2021	2020	2020
Noninterest expense, as reported	$46,120	$43,681	$47,798

Merger-related charges	(581)	—	(4,553)
Amortization of intangibles	(1,211)	(1,421)	(1,456)
Business continuity expenses	—	—	(307)
Branch reductions and other expense initiatives	(449)	(354)	—
Adjusted noninterest expense[1]	$43,879	$41,906	$41,482

Foreclosed property expense and net (loss)/gain on sale	65	(1,821)	315
Provision for credit losses on unfunded commitments	—	795	(46)

Net adjusted noninterest expense[1]	$43,944	$40,880	$41,751

Efficiency ratio	53.21%	48.23%	59.85%
Adjusted efficiency ratio[1,2]	51.99	48.75	53.55
Adjusted noninterest expense as a percent of average tangible assets[1,2]	2.16	2.00	2.46
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
[2]Adjusted efficiency ratio is defined as noninterest expense, including adjustments to noninterest expense divided by aggregated tax equivalent net interest income and noninterest income, including adjustments to revenue.

Noninterest expense for the first quarter of 2021 totaled $46.1 million, an increase of $2.4 million, or 6%, compared to the fourth quarter of 2020, and a decrease of $1.7 million, or 4%, from the first quarter of 2020. Noninterest expenses are detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2021	2020	2020
Salaries and wages	$21,393	$21,490	$23,698
Employee benefits	4,980	3,915	4,255
Outsourced data processing costs	4,468	4,233	4,633
Telephone/data lines	785	774	714
Occupancy	3,789	3,554	3,353
Furniture and equipment	1,254	1,317	1,623
Marketing	1,168	1,045	1,278
Legal and professional fees	2,582	509	3,363
FDIC assessments	526	528	—
Amortization of intangibles	1,211	1,421	1,456
Foreclosed property expense and net (gain) loss on sale	(65)	1,821	(315)
Provision for credit losses on unfunded commitments	—	(795)	46
Other	4,029	3,869	3,694
Total	$46,120	$43,681	$47,798
Salaries and wages totaled $21.4 million for the first quarter of 2021, $21.5 million for the fourth quarter of 2020, and $23.7 million for the first quarter of 2020. The first quarter of 2020 included $2.2 million in merger-related expenses associated with the acquisition of First Bank of the Palm Beaches.
During the first quarter of 2021, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $5.0 million, an increase of $1.1 million, or 27%, compared to the fourth quarter of 2020 and an increase of $0.7 million, or 17%, compared to the first quarter of 2020. The increase quarter-over-quarter reflects higher seasonal payroll taxes and 401(k) plan contributions typical of the first quarter. The increase compared to the prior year quarter primarily reflects the impact of increased benefits costs.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $4.5 million, $4.2 million and $4.6 million for the first quarter of 2021, fourth quarter of 2020 and first quarter of 2020, respectively.
Telephone and data line expenditures, including electronic communications with customers and between branch and customer support locations and personnel, as well as with third-party data processors, were $0.8 million, $0.8 million, and $0.7 million for the first quarter of 2021, fourth quarter of 2020, and first quarter of 2020, respectively.
Total occupancy, furniture and equipment expenses were $5.0 million for the first quarter of 2021, $4.9 million in the fourth quarter of 2020, and $5.0 million in the first quarter of 2020. The first quarter of 2021 includes $0.3 million in costs associated with three branch consolidations, and the first quarter of 2020 includes $0.3 million in merger-related expenses.
Marketing expenses for the first quarter of 2021 totaled $1.2 million, $1.0 million in the fourth quarter of 2020 and $1.3 million in the first quarter of 2020. Targeted marketing campaigns allows the Company to engage of new and existing customers while maintaining a controlled expense base.
Legal and professional fees for the first quarter of 2021 were $2.6 million, an increase of $2.1 million, compared to the fourth quarter of 2020 and a decrease of $0.8 million, or 23%, compared to the first quarter of 2020. Acquisition-related expenses were $0.6 million in the first quarter of 2021 and $1.1 million in the first quarter of 2020, while the fourth quarter of 2020 benefited from the one-time recovery of certain legal expenses incurred during 2020.

FDIC assessments were $0.5 million for the first quarter of 2021 and the fourth quarter of 2020, while the first quarter of 2020 benefited from FDIC small bank assessment credits to offset expenses. These credits were fully utilized by the second quarter of 2020.
During the first quarter of 2021, the Company recorded gains on the sale of OREO, net of other expenses of $0.1 million compared to write-downs of $1.8 million in the fourth quarter of 2020 and net gains of $0.3 million in the first quarter of 2020 (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality” for more discussion).
No adjustment to the reserve for credit losses on unfunded lending commitments was recorded in the first quarter of 2021, compared to a reversal of reserves of $0.8 million in the fourth quarter of 2020 and a nominal adjustment in the first quarter of 2020.
Other expense totaled $4.0 million, $3.9 million and $3.7 million for the first quarter of 2021, the fourth quarter of 2020 and the first quarter of 2020, respectively.
Income Taxes
For the first quarter of 2021, the Company recorded tax expense of $10.2 million compared to tax expense of $8.8 million in the fourth quarter of 2020 and tax benefit of $0.2 million in the first quarter of 2020. Taxes included nominal impacts for stock-based compensation in each of these periods.
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
Reconciliation of Non-GAAP Measures

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except per share data)	2021	2020	2020
Net income, as reported:
Net income	$33,719	$29,347	$709

Diluted earnings per share	$0.60	$0.53	$0.01

Noninterest Income	$17,671	$14,930	$14,688
Securities (gains) losses, net	114	18	(19)
Total adjustments to noninterest income	114	18	(19)
Total Adjusted Noninterest Income	$17,785	$14,948	$14,669

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except per share data)	2021	2020	2020
Noninterest Expense	46,120	$43,681	$47,798
Merger-related charges	(581)	—	(4,553)
Amortization of intangibles	(1,211)	(1,421)	(1,456)
Business continuity expenses	—	—	(307)
Branch reductions and other expense initiatives[1]	(449)	(354)	—
Total adjustments to noninterest expense	(2,241)	(1,775)	(6,316)
Total Adjusted Noninterest Expense	$43,879	$41,906	$41,482

Income Taxes	$10,157	$8,793	$(155)
Tax effect of adjustments	577	440	1,544
Total adjustments to income taxes	577	440	1,544
Adjusted income taxes	10,734	9,233	1,389
Adjusted net income	$35,497	$30,700	$5,462

Earnings per diluted share, as reported	$0.60	$0.53	$0.01
Adjusted diluted earnings per share	0.63	0.55	0.10
Average diluted shares outstanding	55,992	55,739	52,284

Adjusted Noninterest Expense	$43,879	$41,906	$41,482
Foreclosed property expense and net (loss) gain on sale	65	(1,821)	315
Provision for unfunded commitments	—	795	(46)
Net Adjusted Noninterest Expense	$43,944	$40,880	$41,751

Revenue	$84,281	$83,721	$77,865
Total adjustments to revenue	114	18	(19)
Impact of FTE adjustment	131	112	114
Adjusted revenue on a fully tax equivalent basis	$84,526	$83,851	$77,960
Adjusted Efficiency Ratio	51.99%	48.75%	53.55%
Net Adjusted Noninterest Expense as a Percent of Average Tangible Assets[2]	2.16%	2.00%	2.46%

Net Interest Income	$66,610	$68,791	$63,177
Impact of FTE adjustment	131	112	114
Net interest income including FTE adjustment	66,741	68,903	63,291
Noninterest income	17,671	14,930	14,688
Noninterest expense	46,120	43,681	47,798
Pre-Tax Pre-Provision Earnings	38,292	40,152	30,181
Adjustments to noninterest income	114	18	(19)
Adjustments to noninterest expense	(2,176)	(2,801)	(6,047)
Adjusted Pre-Tax Pre-Provision Earnings	$40,582	$42,971	$36,209

Average Assets	$8,485,354	$8,376,396	$7,055,543
Less average goodwill and intangible assets	(237,323)	(238,631)	(226,712)
Average Tangible Assets	$8,248,031	$8,137,765	$6,828,831

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except per share data)	2021	2020	2020
Return on Average Assets (ROA)	1.61%	1.39%	0.04%
Impact of removing average intangible assets and related amortization	0.09	0.10	0.07
Return on Average Tangible Assets (ROTA)	1.70	1.49	0.11
Impact of other adjustments for Adjusted Net Income	0.05	0.01	0.21
Adjusted Return on Average Tangible Assets	1.75%	1.50%	0.32%

Average Shareholders' Equity	$1,136,416	$1,111,073	$993,993
Less average goodwill and intangible assets	(237,323)	(238,631)	(226,712)
Average Tangible Equity	$899,093	$872,442	$767,281

Return on Average Shareholders' Equity	12.03%	10.51%	0.29%
Impact of removing average intangible assets and related amortization	3.59	3.36	0.66
Return on Average Tangible Common Equity (ROTCE)	15.62	13.87	0.95
Impact of other adjustments for Adjusted Net Income	0.39	0.13	1.91
Adjusted Return on Average Tangible Common Equity	16.01%	14.00%	2.86%

Loan Interest Income[2]	$62,390	$65,684	$63,524
Accretion on acquired loans	(2,868)	(4,448)	(4,287)
Interest and fees on PPP loans	(6,886)	(5,187)	—
Loan interest income excluding PPP and accretion on acquired loans[2]	$52,636	$56,049	$59,237

Yield on Loans[2]	4.39%	4.42%	4.90%
Impact of accretion on acquired loans	(0.20)	(0.30)	(0.33)
Impact of PPP loans	(0.04)	0.11	—
Yield on loans excluding PPP and accretion on acquired loans[2]	4.15%	4.23%	4.57%

Net Interest Income[2]	$66,741	$68,903	$63,291
Accretion on acquired loans	(2,868)	(4,448)	(4,287)
Interest and fees on PPP loans	(6,886)	(5,187)	—
Net interest income excluding PPP and accretion on acquired loans[2]	$56,987	$59,268	$59,004

Net Interest Margin[2]	3.51%	3.59%	3.93%
Impact of accretion on acquired loans	(0.15)	(0.23)	(0.27)
Impact of PPP loans	(0.11)	0.01	—
Net interest margin excluding PPP and accretion on acquired loans[2]	3.25%	3.37%	3.66%

Loan Interest Income[2]	$62,390	$65,684	$63,524
Tax equivalent adjustment to loans	(92)	(89)	(84)
Loan interest income excluding tax equivalent adjustment	$62,298	$65,595	$63,440

Securities Interest Income[2]	$6,485	$6,586	$8,848
Tax equivalent adjustment to securities	(39)	(23)	(30)
Securities interest income excluding tax equivalent adjustment	$6,446	$6,563	$8,818

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except per share data)	2021	2020	2020
Net Interest Income[2]	$66,741	$68,903	$63,291
Tax equivalent adjustments to loans	(92)	(89)	(84)
Tax equivalent adjustments to securities	(39)	(23)	(30)
Net interest income excluding tax equivalent adjustments	$66,610	$68,791	$63,177
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company's branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $0.5 billion at March 31, 2021, or 6%, from December 31, 2020, reflecting the origination of PPP loans under the renewed program, as well as higher cash balances due to higher customer deposit balances.
Securities
Information related to maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.
At March 31, 2021, the Company had $1.1 billion in debt securities available-for-sale and $512.3 million in debt securities held-to-maturity. The Company's total debt securities portfolio decreased $18.9 million, or 1%, from December 31, 2020.
During the three months ended March 31, 2021, the Company reclassified debt securities with an amortized cost of $210.8 million from available-for-sale to held-to-maturity. These securities had net unrealized gains of $0.8 million at the date of transfer, which will continue to be reported in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield. The effect on interest income of the amortization of net unrealized gains is offset by the amortization of the premium on the securities transferred. The Company has the intent and ability to retain these securities until maturity.
During the three months ended March 31, 2021, there were $196.5 million of debt security purchases and $199.2 million in aggregated paydowns and maturities. For the three months ended March 31, 2021, the Company had no sales of securities. For the three months ended March 31, 2020, there were $74.2 million debt security purchases and aggregated maturities and principal paydowns totaled $63.5 million. Proceeds from sales of securities during the three months ended March 31, 2020 totaled $27.8 million, with net losses of $0.1 million.
Debt securities generally return principal and interest monthly. At March 31, 2021, available-for-sale debt securities had gross unrealized losses of $7.3 million and gross unrealized gains of $19.1 million, compared to gross unrealized losses of $2.1 million and gross unrealized gains of $28.7 million at December 31, 2020. The modified duration of the available-for-sale portfolio at March 31, 2021 was 4.0 years, compared to 3.8 years at December 31, 2020.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasuries, obligations of U.S. government agencies and obligations of U.S. government sponsored entities totaled $1.3 billion, or 82%, of the total portfolio.
The portfolio includes $80.2 million, with a fair value of $81.9 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $55.1 million, with a fair value of $55.7 million, in private label mortgage-backed residential securities with weighted average credit support of 25%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate mortgage loans. Non-guaranteed agency commercial securities total $25.0 million, with a fair value of $26.2 million. These securities have weighted average credit support of 11%. The collateral underlying these mortgages are primarily pooled multifamily loans.
The Company also has invested $172.4 million, with a fair value of $172.5 million, in uncapped 3-month LIBOR floating rate collateralized loan obligations (“CLOs”). CLOs are special purpose vehicles, and the Company’s holdings purchase nearly all first lien broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of March 31, 2021, the Company held 24 total positions, all of which were in AAA/AA tranches with average credit support of 31%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments for each CLO security. The results of this analysis did not indicate expected credit losses.

Held-to-maturity securities consist solely of mortgage-backed securities guaranteed by government agencies.
At March 31, 2021, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current rate environment. Management believes that each investment will recover any price depreciations over its holding period as the debt securities move to maturity and there is the intent and ability to hold these investments to maturity if necessary. Therefore, at March 31, 2021, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $5.7 billion at March 31, 2021, a $73.9 million decrease from December 31, 2020. During the first quarter of 2021, the Company participated in the most recent round of the PPP, resulting in originations of $232.5 million. This was offset by $213.8 million in PPP loans originated in 2020 that were forgiven by the SBA during the first quarter. Remaining decreases in the loan book reflect the impact of continued loan paydowns, while offsetting originations, particularly within the commercial loan portfolio, were seasonally lower during the quarter.
For the three months ended March 31, 2021, the Company originated $204.3 million in commercial and commercial real estate loans, compared to $183.3 million for the three months ended March 31, 2020, an increase of $20.9 million, or 11%. The loan pipeline for commercial and commercial real estate loans totaled $240.9 million at March 31, 2021. Prior year’s production and pipeline reflect the impact of the onset of the COVID-19 pandemic where the Company purposefully slowed originations. The current year activity reflects the Company’s return to its pre-pandemic credit policy and conservative underwriting guidelines.
The Company originated $46.6 million in residential loans retained in the portfolio during the three months ended March 31, 2021, compared to $25.8 million during the three months ended March 31, 2020, an increase of $20.8 million, or 81%. Saleable production increased for the three months ended March 31, 2021, representing $138.3 million versus $62.9 million during the three months ended March 31, 2020. The saleable residential mortgage pipeline increased to $92.1 million while the retained pipeline increased to $72.4 million as of March 31, 2021. Increases reflect the continued demand driven by low rates and inflows of new residents and businesses into Florida.
Consumer originations totaled $46.7 million for the three months ended March 31, 2021, a decrease of $4.8 million, or 9%, compared to the three months ended March 31, 2020, and the pipeline for these loans at March 31, 2021 was $28.1 million.
The Company remains committed to sound risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).
The following tables detail loan portfolio composition at March 31, 2021 and December 31, 2020 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in Note E-Loans.

	March 31, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$206,627	$18,465	$2,025	$227,117
Commercial real estate - owner-occupied	868,347	225,785	38,953	1,133,085
Commercial real estate - non owner-occupied	1,116,362	294,128	27,875	1,438,365
Residential real estate	1,088,822	149,762	7,965	1,246,549
Commercial and financial	760,975	84,309	15,529	860,813
Consumer	167,778	5,900	232	173,910
Paycheck Protection Program	547,308	34,345	—	581,653
Totals	$4,756,219	$812,694	$92,579	$5,661,492

	December 31, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$216,420	$26,250	$2,438	$245,108
Commercial real estate - owner-occupied	854,769	247,090	39,451	1,141,310
Commercial real estate - non owner-occupied	1,043,459	323,273	29,122	1,395,854
Residential real estate	1,155,914	176,105	10,609	1,342,628
Commercial and financial	743,846	94,627	16,280	854,753
Consumer	181,797	6,660	278	188,735
Paycheck Protection Program	515,532	51,429	—	566,961
Totals	$4,711,737	$925,434	$98,178	$5,735,349
The amortized cost basis of loans at March 31, 2021 included net deferred costs of $23.8 million on non-PPP portfolio loans and net deferred fees of $13.5 million on PPP loans. At December 31, 2020, the amortized cost basis included net deferred costs of $22.6 million on non-PPP portfolio loans and net deferred fees of $9.5 million on PPP loans. At March 31, 2021, the remaining fair value adjustments on acquired loans was $27.3 million, or 2.9% of the outstanding acquired loan balances. At December 31, 2020, the remaining fair value adjustments for acquired loans was $30.2 million, or 2.9% of the acquired loan balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.
Commercial real estate (“CRE”) loans, inclusive of owner-occupied commercial real estate, increased by $34.3 million, or 1%, in the three months ended March 31, 2021, totaling $2.6 billion at March 31, 2021 compared to $2.5 billion at December 31, 2020. Owner-occupied commercial real estate loans represent $1.1 billion, or 44%, of the commercial real estate portfolio.
Fixed-rate and adjustable-rate loans secured by commercial real estate, excluding construction loans, totaled approximately $2.1 billion and $445.7 million, respectively, at March 31, 2021, compared to $2.1 billion and $453.7 million, respectively, at December 31, 2020.
During the first quarter of 2021, the Company participated in the most recent round of the PPP and originated over 2,450 loans for $232.5 million. Also during the first quarter of 2021, $213.8 million in PPP loans funded in 2020 were forgiven by the SBA.
At March 31, 2021, Seacoast had $28.4 million of loans with payment accommodations to borrowers financially impacted by the COVID-19 pandemic, none of which have been classified as TDRs, compared to $74.1 million at December 31, 2020. Interest and fees have continued to accrue on these loans during the deferral period.
Residential real estate loans decreased $96.1 million, or 7%, to $1.2 billion as of March 31, 2021, compared to December 31, 2020. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At March 31, 2021, approximately $382.2 million, or 31%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans, which includes hybrid adjustable-rate mortgages. Fixed-rate mortgages totaled approximately $544.2 million, or 44%, at March 31, 2021, of which 15- and 30-year mortgages totaled $41.2 million and $361.0 million, respectively. Remaining fixed-rate balances were comprised of home improvement loans totaling $142.0 million, most with maturities of 10 years or less. Home equity lines of credit ("HELOCs"), primarily floating rates, totaled $320.1 million at March 31, 2021. In comparison, loans secured by residential properties having fixed rates totaled $499.0 million at December 31, 2020, with 15- and 30-year fixed-rate residential mortgages totaling $38.4 million and $362.9 million, respectively, and home equity mortgages and HELOCs totaling $163.5 million and $341.6 million, respectively. Borrowers in the residential real estate portfolio have an average credit score of 747. Specifically for HELOCs, borrowers have an average credit score of 762. The average LTV of our HELOC portfolio is 67% with 44% of the portfolio being in first lien position.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $14.8 million, or 8%, to total $173.9 million compared to $188.7 million at December 31, 2020. Borrowers in the consumer portfolio have an average credit score of 731.
At March 31, 2021, the Company had unfunded loan commitments of $1.6 billion compared to $1.5 billion at December 31, 2020.

Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $798.0 million and represented 14% of the total portfolio at March 31, 2021 compared to $753.7 million, or 13%, at year-end 2020.
The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at March 31, 2021 aggregated to $251.3 million, of which $189.1 million was funded compared to $254.3 million at December 31, 2020, of which $188.0 million was funded. The Company had 144 commercial and commercial real estate relationships in excess of $5 million totaling $1.4 billion, of which $1.2 billion was funded at March 31, 2021 compared to 135 relationships totaling $1.3 billion at December 31, 2020, of which $1.2 billion was funded.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital declined to 23% and 168%, respectively, at March 31, 2021, compared to 26% and 169%, respectively, at December 31, 2020. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 21% and 155%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality
Nonperforming assets (“NPAs”) at March 31, 2021 totaled $50.9 million, and were comprised of $35.3 million of nonaccrual loans, $10.8 million of other real estate owned (“OREO”), and $4.7 million of branches and other properties used in bank operations taken out of service. Compared to December 31, 2020, nonaccrual loans decreased $0.8 million, primarily the result of paydowns. The increase in OREO for bank branches of $2.1 million reflects the addition of three branch properties totaling $3.3 million, offset by the sale of a branch property. Overall, NPAs increased $2.0 million, or 4%, from $48.9 million recorded as of December 31, 2020. At March 31, 2021, approximately 82% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At March 31, 2021, nonaccrual loans were written down by approximately $7.5 million, or 11% of the original loan balance (including specific impairment reserves).
Nonperforming loans to total loans outstanding at March 31, 2021 decreased to 0.62% from 0.63% at December 31, 2020. Nonperforming assets to total assets at March 31, 2021 decreased to 0.58% from 0.59% at December 31, 2020.
The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.
The Company pursues loan restructurings in select cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing TDRs totaled $4.1 million at March 31, 2021 compared to $4.2 million at December 31, 2020. Accruing TDRs are excluded from the nonperforming asset ratios.
Beginning in March 2020, in response to the economic downturn resulting from the COVID-19 pandemic, the Company has offered short-term payment deferrals to affected borrowers. As of March 31, 2021, pandemic-related deferrals totaled $28.4 million and are not considered TDRs. If economic conditions deteriorate further, these borrowers may be unable to resume scheduled payments, which may result in further modification of terms and the potential for classification as a TDR in future periods.

The table below sets forth details related to nonaccrual and accruing restructured loans.

	March 31, 2021
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$37	$125	$162	$99
Commercial real estate - owner-occupied	2,027	5,138	7,165	107
Commercial real estate - non owner-occupied	1,884	5,987	7,871	—
Residential real estate	1,624	11,989	13,613	3,617
Commercial and financial	2,829	3,265	6,094	—
Consumer	332	91	423	244
Total	$8,733	$26,595	$35,328	$4,067

	December 31, 2020
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$37	$129	$166	$109
Commercial real estate - owner-occupied	5,682	2,500	8,182	109
Commercial real estate - non owner-occupied	2,030	6,053	8,083	—
Residential real estate	4,074	8,418	12,492	3,740
Commercial and financial	3,777	2,827	6,604	—
Consumer	543	40	583	224
Total	$16,143	$19,967	$36,110	$4,182
At March 31, 2021 and December 31, 2020, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	March 31, 2021		December 31, 2020
(In thousands)	Number	Amount	Number	Amount
Maturity extended	51	$5,327	51	$5,438
Rate reduction	35	4,118	37	4,275
Chapter 7 bankruptcies	12	389	13	417
Not elsewhere classified	6	189	5	160
Total	104	$10,023	106	$10,290
During the three months ended March 31, 2021, there were no defaults on loans that were modified in TDRs in the preceding twelve months, compared to three loans to a single borrower totaling $1.4 million for the three months ended March 31, 2020. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, has been charged off or has been transferred to OREO.
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
During the first quarter of 2021, the Company recorded a reversal of provision of $5.7 million reflecting improvement in the economic forecast. No allowance has been assigned to PPP loans, which are guaranteed by the U.S. government. Net charge-offs for the first quarter of 2021 were $0.4 million, or 0.03% of average loans and, for the four most recent quarters, averaged 0.12% of outstanding loans. Excluding PPP loans, the ratio of allowance to total loans decreased to 1.71% at March 31, 2021 from 1.79% at December 31, 2020.
The following tables present the activity in the allowance for credit losses on loans by segment:

	Three Months Ended March 31, 2021
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$(510)	$—	$18	$—	$4,428
Commercial real estate - owner-occupied	9,868	(76)	—	—	—	9,792
Commercial real estate - non owner-occupied	38,266	(2,038)	—	1	—	36,229
Residential real estate	17,500	(3,372)	—	229	(4)	14,353
Commercial and financial	18,690	775	(756)	207	—	18,916
Consumer	3,489	(494)	(185)	116	(1)	2,925
Paycheck Protection Program	—	—	—	—	—	—
Totals	$92,733	$(5,715)	$(941)	$571	$(5)	$86,643

At March 31, 2021, the Company had $1.2 billion in loans secured by residential real estate and $2.6 billion in loans secured by commercial real estate, representing 22% and 45% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
LIBOR Transition
The Company’s LIBOR transition steering committee is responsible for overseeing the execution of the Company’s enterprise-wide LIBOR transition program, and for evaluating and mitigating risks associated with the transition from LIBOR. The LIBOR transition program includes a comprehensive review of the financial products, agreements, contracts, and business processes that may use LIBOR as a reference rate, and the development and execution of strategy to transition away from LIBOR, with appropriate consideration of the potential financial, customer, counterpart, regulatory and legal impacts. The Company continues to execute its LIBOR transition program, and to monitor regulatory and legislative activity to identify any necessary actions and facilitate the transition to alternative reference rates.
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
The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. The Company strategically increased brokered deposits in the first quarter of 2020 to supplement its liquidity position, given the unknown impact of the COVID-19 pandemic on business and economic conditions. Brokered certificates of deposit ("CDs") at March 31, 2021 were $93.5 million, a decrease of $140.3 million, or 60%, from December 31, 2020, with $73.5 million maturing in the second quarter of 2021.
Cash and cash equivalents, including interest bearing deposits, totaled $979.3 million on a consolidated basis at March 31, 2021, compared to $404.1 million at December 31, 2020, an increase of 142%. Higher cash and cash equivalent balances at March 31, 2021 reflect favorable deposit growth, including PPP loan funds, government stimulus payments received by our customers as well as the inflow of tax refunds during the quarter.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available-for-sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At March 31, 2021, the Company had available unsecured lines of credit of $135.0 million and secured lines of credit, which are subject to change, of $1.7 billion. In addition, the Company had $1.3 billion of debt securities and $703.8 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2020, the Company had available unsecured lines of $135.0 million and secured lines of credit of $1.8 billion, and $1.2 billion of debt securities and $733.3 million in residential and commercial real estate loans available as collateral.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the first quarter of 2021, Seacoast Bank distributed $11.9 million to the Company and, at March 31, 2021, is eligible to distribute dividends to the Company of approximately $165.5 million without prior regulatory approval. At March 31, 2021, the Company had cash and cash equivalents at the parent of approximately $81.5 million compared to $70.1 million at December 31, 2020.
Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

	March 31,	December 31,	March 31,
(In thousands, except ratios)	2021	2020	2020
Noninterest demand	$2,685,247	$2,289,787	$1,703,628
Interest-bearing demand	1,647,935	1,566,069	1,234,193
Money market	1,671,179	1,556,370	1,124,378
Savings	768,362	689,179	554,836
Time certificates of deposit	613,026	831,156	1,270,464
Total deposits	$7,385,749	$6,932,561	$5,887,499

Customer sweep accounts	$109,171	$119,609	$64,723

Noninterest demand deposits as % of total deposits	36%	33%	29%
The Company’s balance sheet continues to be primarily funded by core deposits.
Total deposits increased $0.5 billion, or 7%, to $7.4 billion at March 31, 2021, compared to $6.9 billion at December 31, 2020. The increase is attributed to new PPP loan originations, ongoing stimulus programs and tax refunds and growth in relationships.
Since December 31, 2020, interest bearing deposits (interest bearing demand, savings and money market deposits) increased $275.9 million, or 7%, to $4.1 billion, and CDs (excluding brokered CDs) decreased $77.8 million, or 13%, to $519.5 million. Noninterest demand deposits were higher by $395.5 million, or 17%, compared to year-end 2020, totaling $2.7 billion. Noninterest demand deposits represented 36% of total deposits at March 31, 2021 and 33% at December 31, 2020.

During the three months ended March 31, 2021, $140.3 million of brokered CDs at an average rate of 1.13% matured. Brokered CDs at March 31, 2021 totaled $93.5 million compared to $233.8 million at December 31, 2020, with $73.5 million maturing in the second quarter of 2021.
Customer repurchase agreements totaled $109.2 million at March 31, 2021, decreasing $10.4 million, or 9%, from December 31, 2020. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.
No unsecured federal funds purchased were outstanding at March 31, 2021.
At March 31, 2021 and December 31, 2020, borrowings were comprised of subordinated debt of $71.4 million in each period, related to trust preferred securities issued by trusts organized or acquired by the Company, and there were no borrowings from FHLB. For the three months ended March 31, 2020, FHLB borrowings averaged $250.0 million with a weighted average rate of 1.56%.
The weighted average interest rate of outstanding subordinated debt related to trust preferred securities was 2.43%, 2.43%, and 4.08% for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $1.6 billion at March 31, 2021 and $1.5 billion at December 31, 2020.
Capital Resources
The Company’s equity capital at March 31, 2021 increased $24.9 million, or 2%, from December 31, 2020 to $1.2 billion. Changes in equity included increases from net income of $33.7 million, partially offset by a decrease in accumulated other comprehensive income of $11.0 million primarily attributed to the decrease in market value of available-for-sale debt securities.
The ratio of shareholders’ equity to period end total assets was 13.11% and 13.55% at March 31, 2021 and December 31, 2020, respectively. The ratio of tangible shareholders’ equity to tangible assets was 10.71% and 11.01% at March 31, 2021 and December 31, 2020, respectively. The decrease was due to growth in the balance sheet, the result of bank acquisitions, PPP loans and associated liquidity.

Activity in shareholders’ equity for the three months ended March 31, 2021 and 2020 follows:

(In thousands)	2021	2020
Beginning balance at December 31, 2020 and 2019	$1,130,402	$985,639
Net income	33,719	709
Cumulative change in accounting principle upon adoption of new accounting pronouncement	—	(16,876)
Issuance of stock pursuant to acquisition	—	21,031
Stock compensation, net of Treasury shares acquired	2,193	990
Change in accumulated other comprehensive income	(10,965)	294
Ending balance at March 31, 2021 and 2020	$1,155,349	$991,787
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

March 31, 2021	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	19.07%	17.55%	10.00%
Tier 1 Capital Ratio	18.09	16.57	8.00
Common Equity Tier 1 Ratio (CET1)	16.80	16.57	6.50
Leverage Ratio	12.19	11.16	5.00
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 19.07% at March 31, 2021, an increase from December 31, 2020’s ratio of 18.51%. During the first quarter of 2020, the Company adopted interagency guidance which delays the impact of CECL adoption on capital for two years followed by a three-year phase-in period. At March 31, 2021, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 11.16%, well above the minimum to be well capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $165.5 million of dividends to the Company.
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
The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $71.4 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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
Note F to the financial statements (titled “Allowance for Credit Losses”) summarizes the Company’s allocation of the allowance for credit losses on loans by loan segment and provides detail regarding charge-offs and recoveries for each loan segment and the composition of the loan portfolio at March 31, 2021 and December 31, 2020.
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
Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates
Intangible assets consist of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships. Core deposit intangibles are amortized on a straight-line basis, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed an annual impairment test of goodwill, as required by ASC Topic 350, Intangibles—Goodwill and Other, in the fourth quarter of 2020, and concluded that no impairment existed.
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
Impairment of Debt Securities – Critical Accounting Policies and Estimates
Expected credit losses on both held-to-maturity (“HTM”) and available-for-sale (“AFS”) securities are recognized through a valuation allowance. For HTM securities, management estimates expected credit losses over the remaining expected life and recognizes this estimate as an allowance for credit losses. An AFS security is considered impaired if the fair value is less than amortized cost basis. For AFS securities, if any portion of the decline in fair value is related to credit, the amount of allowance is determined as the portion related to credit, limited to the difference between the amortized cost basis and the fair value of the security. If the fair value of the security increases in subsequent periods, or changes in factors used within the credit loss assessment result in a change in the estimated credit loss, the Company would reflect the change by decreasing the allowance. If the Company has the intent to sell or believes it is more likely than not that it will be required to sell an impaired AFS security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Declines in the fair value of AFS securities that are not considered credit related are recognized in Accumulated Other Comprehensive Income on the Company’s Consolidated Balance Sheet.
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
Contingent Liabilities – Critical Accounting Policies and Estimates
Seacoast is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of the Company's business activities. These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or its advisers may learn of additional information that can affect the assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At March 31, 2021 and December 31, 2020, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company's Asset and Liability Management Committee ("ALCO") uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to instantaneous changes in market rates of 100 basis point increases up to 200 basis points of change on net interest income and is monitored on a quarterly basis.
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on April 1, 2021, holding all other changes in the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net
Change in Interest Rates	Interest Income
	1-12 months	13-24 months
+2.00%	9.1%	12.4%
+1.00%	4.5%	6.3%
Current	—%	—%
-1.00%	(6.3%)	(12.3%)
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 30.5% at March 31, 2021. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.
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

% Change in
Change in Interest Rates	Economic Value of
Equity
+2.00%	23.6%
+1.00%	12.5%
Current	—%
-1.00%	(17.3%)
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2021 and concluded that those disclosure controls and procedures are effective.
During the quarter ended March 31, 2021, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities during the first three months of 2021, entirely related to equity incentive plan activity, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan[1]	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/21 to 1/31/21	1,271	$28.93	363,210	51,790
2/1/21 to 2/28/21	1,035	34.15	364,245	50,755
3/1/21 to 3/31/21	1,034	34.43	365,279	49,721
Total - 1st Quarter	3,340	$32.25	365,279	49,721
[1]The plan to purchase equity securities totaling 165,000 was approved on September 18, 2001, with no expiration date. An additional 250,000 shares were added to the plan and approved on May 20, 2014.
On December 17, 2020, the Company's Board of Directors authorized the Company to repurchase up to $100 million of its shares of outstanding common stock. Under the share repurchase program, which will expire on December 31, 2021, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date. As of March 31, 2021, no shares of the Company's common stock had been repurchased under the program.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 2.1 Agreement and Plan of Merger Dated March 23, 2021 by and among the Company, Seacoast Bank, and Legacy Bank of Florida incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed March 26, 2021.

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

Exhibit 10.1 Employment Agreement Dated December 31, 2020, by and between Charles M. Shaffer, Seacoast National Bank and Seacoast Banking Corporation of Florida incorporated herein by reference from Exhibit 10.1 to the Company’s 8-K filed January 2, 2021.

Exhibit 10.2 Change in Control Agreement Dated January 20, 2021, by and between Tracey Dexter and Seacoast Banking Corporation of Florida incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed January 22, 2021.

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

Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 5, 2021	/s/ Charles M. Shaffer
Charles M. Shaffer
President and Chief Executive Officer

May 5, 2021	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer