Form 10-Q
period 2021-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2021-08-05
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR

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

Common Stock, $0.10 Par Value – 55,436,036 shares as of June 30, 2021

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Interest and fees on loans	$60,348	$64,844	$122,646	$128,284
Interest and dividends on securities	6,706	7,694	13,152	16,512
Interest on interest bearing deposits and other investments	709	684	1,295	1,418
Total Interest Income	67,763	73,222	137,093	146,214

Interest on deposits	980	1,203	2,045	4,393
Interest on time certificates	524	3,820	1,711	8,588
Interest on borrowed money	457	927	925	2,784
Total Interest Expense	1,961	5,950	4,681	15,765

Net Interest Income	65,802	67,272	132,412	130,449

Provision for credit losses	(4,855)	7,611	(10,570)	37,124

Net Interest Income after Provision for Credit Losses	70,657	59,661	142,982	93,325

Noninterest income
Other income	15,377	13,776	33,162	28,445
Securities (losses) gains, net	(55)	1,230	(169)	1,249
Total Noninterest Income (Note I – Noninterest Income and Expense)	15,322	15,006	32,993	29,694

Total Noninterest Expenses (Note I – Noninterest Income and Expense)	45,784	42,399	91,904	90,197
Income Before Income Taxes	40,195	32,268	84,071	32,822
Provision for income taxes	8,785	7,188	18,942	7,033
Net Income	$31,410	$25,080	$65,129	$25,789

Share Data
Net income per share of common stock
Diluted	$0.56	$0.47	$1.17	$0.49
Basic	0.57	0.47	1.18	0.49
Average common shares outstanding
Diluted	55,901	53,308	55,827	52,807
Basic	55,421	52,985	55,347	52,394
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net Income	$31,410	$25,080	$65,129	$25,789

Other comprehensive income (loss):

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of tax expense of $0.2 million and tax benefit of $3.0 million for the three and six months ended June 30, 2021, respectively, and tax expense of $3.6 million for each of the three and six months ended June 30, 2020	$296	$14,004	$(10,555)	$14,134
Amortization of unrealized gains and losses on securities transferred to held-to-maturity, net of tax expense of $5 thousand and $11 thousand for the three and six months ended June 30, 2021, respectively, and tax expense of $12 thousand and $25 thousand for the three and six months ended June 30, 2020, respectively	20	47	44	94
Reclassification adjustment for losses (gains) included in net income, net of tax benefit of $19 thousand for each of the three and six months ended June 30, 2021, and tax expense of $0.3 million for each of the three and six months ended June 30, 2020	91	(1,516)	91	(1,399)
Available-for-sale securities, net of tax	$407	$12,535	$(10,420)	$12,829

Unrealized losses on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax benefit of $4 thousand and $51 thousand for the three and six months ended June 30, 2021, respectively	$(11)	$—	(149)	—

Total other comprehensive income (loss)	$396	$12,535	$(10,569)	$12,829

Comprehensive Income	$31,806	$37,615	$54,560	$38,618
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2021	2020
Assets
Cash and due from banks	$97,468	$86,630
Interest bearing deposits with other banks	1,351,377	317,458
Total cash and cash equivalents	1,448,845	404,088

Time deposits with other banks	750	750

Debt securities:
Securities available-for-sale (at fair value)	1,322,776	1,398,157
Securities held-to-maturity (fair value $489.3 million at June 30, 2021 and $192.2 million at December 31, 2020)	493,467	184,484
Total debt securities	1,816,243	1,582,641

Loans held for sale (at fair value)	42,793	68,890

Loans	5,437,049	5,735,349
Less: Allowance for credit losses	(81,127)	(92,733)
Loans, net of allowance for credit losses	5,355,922	5,642,616

Bank premises and equipment, net	69,392	75,117
Other real estate owned	12,804	12,750
Goodwill	221,176	221,176
Other intangible assets, net	14,106	16,745
Bank owned life insurance	158,506	131,776
Net deferred tax assets	21,839	23,629
Other assets	154,457	162,214
Total Assets	$9,316,833	$8,342,392

Liabilities
Deposits	$7,836,436	$6,932,561
Securities sold under agreements to repurchase, maturing within 30 days	119,973	119,609
Subordinated debt	71,506	71,365
Other liabilities	106,571	88,455
Total Liabilities	8,134,486	7,211,990

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 55,830,068 and outstanding 55,436,036 at June 30, 2021, and authorized 120,000,000, issued 55,584,979 and outstanding 55,243,226 shares at December 31, 2020	5,544	5,524
Other shareholders' equity	1,176,803	1,124,878
Total Shareholders' Equity	1,182,347	1,130,402
Total Liabilities and Shareholders' Equity	$9,316,833	$8,342,392
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$65,129	$25,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,792	3,031
Amortization of premiums and discounts on securities, net	4,012	1,746
Amortization of operating lease right-of-use assets	2,127	2,363
Other amortization and accretion, net	(7,307)	(366)
Stock based compensation	4,262	3,524
Origination of loans designated for sale	(283,001)	(203,935)
Sale of loans designated for sale	318,479	174,450
Provision for credit losses	(10,570)	37,124
Deferred income taxes	4,833	(3,328)
Losses (gains) on sale of securities	73	(1,092)
Gains on sale of loans	(9,411)	(5,303)
Gains on sale and write-downs of other real estate owned	(380)	(485)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	316	220
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease (increase) in other assets	1,086	(22,451)
Net (decrease) increase in other liabilities	(10,726)	19,139
Net cash provided by operating activities	81,714	30,426

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	288,171	134,488
Maturities and repayments of debt securities held-to-maturity	73,697	33,969
Proceeds from sale of debt securities available-for-sale	56,217	92,314
Purchases of debt securities available-for-sale	(468,430)	(239,160)
Purchases of debt securities held-to-maturity	(172,004)	—
Maturities of time deposits with other banks	—	1,246
Net new loans and principal repayments	346,173	(431,182)
Purchases of loans held for investment	(38,822)	—
Proceeds from sale of other real estate owned	4,954	4,503
Additions to other real estate owned	(1,310)	—
Proceeds from sale of FHLB and Federal Reserve Bank Stock	2,704	33,448
Purchase of FHLB and Federal Reserve Bank Stock	(59)	(26,227)
Net cash from bank acquisition	—	33,883
Purchase of bank owned life insurance	(25,000)	—
Additions to bank premises and equipment	(701)	(880)
Net cash provided by (used in) investing activities	65,590	(363,598)
 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash Flows from Financing Activities
Net increase in deposits	$903,875	$908,288
Net increase in repurchase agreements	364	6,004
Net decrease in FHLB borrowings with original maturities of three months or less	—	(315,000)
Proceeds from FHLB borrowings with original maturities of more than three months	—	135,000
Stock based employee benefit plans	369	(1,331)
Dividends paid	(7,155)	—
Net cash provided by financing activities	897,453	732,961
Net increase in cash and cash equivalents	1,044,757	399,789
Cash and cash equivalents at beginning of period	404,088	124,531
Cash and cash equivalents at end of period	$1,448,845	$524,320

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,462	$15,756
Cash paid during the period for taxes	17,700	3,492
Recognition of operating lease right-of-use assets	35	52
Recognition of operating lease liabilities	35	52

Supplemental disclosure of non-cash investing activities:
Transfer of debt securities from available-for-sale to held-to-maturity	$210,805	$—
Unsettled purchases of debt securities available-for-sale	28,750	—
Transfers from loans to other real estate owned	—	6,186
Transfers from bank premises to other real estate owned	3,318	1,289
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at March 31, 2021	55,294	$5,529	$858,688	$290,420	$(8,693)	$9,405	$1,155,349
Comprehensive income	—	—	—	31,410	—	396	31,806
Stock based compensation expense	—	—	2,503	—	—	—	2,503
Common stock transactions related to stock based employee benefit plans	94	10	(18)	—	(1,487)	—	(1,495)
Common stock issued for stock options	48	5	1,425	—	—	—	1,430
Dividends on common stock ($0.13 per share)	—	—	—	(7,246)	—	—	(7,246)
Three months ended June 30, 2021	142	15	3,910	24,164	(1,487)	396	26,998
Balance at June 30, 2021	55,436	$5,544	$862,598	$314,584	$(10,180)	$9,801	$1,182,347

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at March 31, 2020	52,709	$5,271	$809,533	$179,646	$(7,422)	$4,759	$991,787
Comprehensive income	—	—	—	25,080	—	12,535	37,615
Stock based compensation expense	—	—	1,523	—	—	—	1,523
Common stock transactions related to stock based employee benefit plans	262	26	(15)	—	(615)	—	(604)
Common stock issued for stock options	20	2	280	—	—	—	282
Three months ended June 30, 2020	282	28	1,788	25,080	(615)	12,535	38,816
Balance at June 30, 2020	52,991	$5,299	$811,321	$204,726	$(8,037)	$17,294	$1,030,603

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at December 31, 2020	55,243	$5,524	$856,092	$256,701	$(8,285)	$20,370	$1,130,402
Comprehensive income	—	—	—	65,129	—	(10,569)	54,560
Stock based compensation expense	—	—	4,262	—	—	—	4,262
Common stock transactions related to stock based employee benefit plans	114	12	(18)	—	(1,895)	—	(1,901)
Common stock issued for stock options	79	8	2,262	—	—	—	2,270
Dividends on common stock ($0.13 per share)	—	—	—	(7,246)	—	—	(7,246)
Six months ended June 30, 2021	193	20	6,506	57,883	(1,895)	(10,569)	51,945
Balance at June 30, 2021	55,436	$5,544	$862,598	$314,584	$(10,180)	$9,801	$1,182,347

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at December 31, 2019	51,514	$5,151	$786,242	$195,813	$(6,032)	$4,465	$985,639
Comprehensive income	—	—	—	25,789	—	12,829	38,618
Stock based compensation expense	—	—	3,523	—	—	—	3,523
Common stock transactions related to stock based employee benefit plans	377	38	(47)	—	(2,005)	—	(2,014)
Common stock issued for stock options	57	6	676	—	—	—	682
Cumulative change in accounting principle upon adoption of new accounting pronouncement	—	—	—	(16,876)	—	—	(16,876)
Issuance of common stock, pursuant to acquisition	1,043	104	20,927	—	—	—	21,031
Six months ended June 30, 2020	1,477	148	25,079	8,913	(2,005)	12,829	44,964
Balance at June 30, 2020	52,991	$5,299	$811,321	$204,726	$(8,037)	$17,294	$1,030,603
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
Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
None applicable this period.

Note C – Earnings per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.
For the three and six months ended June 30, 2021, no options to purchase shares of the Company's common stock were anti-dilutive, compared to 508,000 and 489,000 shares that were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2020, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Basic earnings per share
Net income	$31,410	$25,080	$65,129	$25,789
Average common shares outstanding	55,421	52,985	55,347	52,394
Net income per share	$0.57	$0.47	$1.18	$0.49

Diluted earnings per share
Net income	$31,410	$25,080	$65,129	$25,789
Average common shares outstanding	55,421	52,985	55,347	52,394
Add: Dilutive effect of employee restricted stock and stock options	480	323	480	413
Average diluted shares outstanding	55,901	53,308	55,827	52,807
Net income per share	$0.56	$0.47	$1.17	$0.49
Net income has not been allocated to unvested restricted stock awards that are participating securities because the amounts that would be allocated are not material to net income per share of common stock. Unvested restricted stock awards that are participating securities represent less than one percent of all of the outstanding shares of common stock for each of the periods presented.

Note D – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$7,412	$439	$(2)	$7,849
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	987,402	14,224	(5,906)	995,720
Private mortgage-backed securities and collateralized mortgage obligations	73,469	1,938	(218)	75,189
Collateralized loan obligations	209,835	22	(165)	209,692
Obligations of state and political subdivisions	32,288	2,038	—	34,326
Totals	$1,310,406	$18,661	$(6,291)	$1,322,776

Debt securities held-to-maturity
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$493,467	$5,697	$(9,875)	$489,289
Totals	$493,467	$5,697	$(9,875)	$489,289

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$8,250	$528	$(1)	$8,777
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,038,437	23,457	(1,240)	1,060,654
Private mortgage-backed securities and collateralized mortgage obligations	89,284	2,131	(210)	91,205
Collateralized loan obligations	202,563	279	(647)	202,195
Obligations of state and political subdivisions	33,005	2,321	—	35,326
Totals	$1,371,539	$28,716	$(2,098)	$1,398,157

Debt securities held-to-maturity
Mortgage-backed securities of U.S. government-sponsored entities	$184,484	$7,818	$(123)	$192,179
Totals	$184,484	$7,818	$(123)	$192,179
Proceeds from sales of securities for the three and six months ended June 30, 2021 were $56.2 million, resulting in gross gains of $0.2 million and gross losses of $0.3 million. For the three months ended June 30, 2020, proceeds from sales of securities were $64.5 million, which resulted in gross gains of $2.3 million and gross losses of $1.1 million. For the six months ended June 30, 2020, proceeds from sales of securities were $92.3 million, which resulted in gross gains of $2.4 million and gross losses of $1.3 million.
Also included in “Securities gains (losses), net” is an increase of $18 thousand and a decrease of $0.1 million for the three and six months ended June 30, 2021, respectively, and increases of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, in the value of a CRA-qualified mutual fund.
During the first quarter of 2021, the Company reclassified debt securities with an amortized cost of $210.8 million from available-for-sale to held-to-maturity, as it has the ability and intent to hold these securities to maturity. These securities had net unrealized gains of $0.8 million at the date of transfer, which will continue to be reported in accumulated other comprehensive income, and will be amortized over the remaining life of the securities as an adjustment of yield. The effect on interest income of the amortization of net unrealized gains is offset by the amortization of the premium on the securities transferred.
At June 30, 2021, debt securities with a fair value of $388.1 million were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of debt securities held-to-maturity and available-for-sale at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$400	$402
Due after one year through five years	—	—	12,316	13,175
Due after five years through ten years	—	—	8,505	8,923
Due after ten years	—	—	18,479	19,675
	—	—	39,700	42,175
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	493,467	489,289	987,402	995,720
Private mortgage-backed securities and collateralized mortgage obligations	—	—	73,469	75,189
Collateralized loan obligations	—	—	209,835	209,692
Totals	$493,467	$489,289	$1,310,406	$1,322,776
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

	June 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$251	$(2)	$251	$(2)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	538,907	(5,866)	4,389	(40)	543,296	(5,906)
Private mortgage-backed securities and collateralized mortgage obligations	14,979	(195)	1,738	(23)	16,717	(218)
Collateralized loan obligations	82,191	(108)	9,450	(57)	91,641	(165)
Totals	$636,077	$(6,169)	$15,828	$(122)	$651,905	$(6,291)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$256	$(1)	$256	$(1)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	203,405	(1,218)	569	(22)	203,974	(1,240)
Private mortgage-backed securities and collateralized mortgage obligations	23,997	(210)	—	—	23,997	(210)
Collateralized loan obligations	104,697	(102)	72,513	(545)	177,210	(647)
Totals	$332,099	$(1,530)	$73,338	$(568)	$405,437	$(2,098)
At June 30, 2021, the Company had $5.9 million of unrealized losses on mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $543.3 million. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2021, no allowance for credit losses has been recorded.
At June 30, 2021, the Company had $0.2 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $16.7 million. The collateral underlying these mortgage investments is primarily residential real estate. The securities have average credit support of 35%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2021, no allowance for credit losses has been recorded.
At June 30, 2021, the Company had $0.2 million in unrealized losses in uncapped 3-month LIBOR floating rate collateralized loan obligations ("CLOs") having a fair value of $91.6 million. CLOs are special purpose vehicles and those in which the Company has invested acquire nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of June 30, 2021, these positions are in AAA and AA tranches, with average credit support of 34% and 23%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2021, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. As a result, as of June 30, 2021, no allowance for credit losses has been recorded.
Included in other assets at June 30, 2021 is $31.2 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of these cost method investment securities. Also included in other assets is a $6.4 million investment in a CRA-qualified mutual fund carried at fair value. Accrued interest receivable on AFS and HTM debt securities of $2.6 million and $0.8 million at June 30, 2021, respectively, and $3.2 million and $0.4 million at December 31, 2020, respectively, is also included in other assets.
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
The following tables present net loan balances by segment as of:

	June 30, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$223,412	$10,408	$527	$234,347
Commercial real estate - owner-occupied	889,221	203,847	34,572	1,127,640
Commercial real estate - non owner-occupied	1,112,290	274,772	25,377	1,412,439
Residential real estate	1,087,313	131,131	8,092	1,226,536
Commercial and financial	811,580	75,245	13,381	900,206
Consumer	166,806	4,949	14	171,769
Paycheck Protection Program	350,531	13,581	—	364,112
Totals	$4,641,153	$713,933	$81,963	$5,437,049

	December 31, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$216,420	$26,250	$2,438	$245,108
Commercial real estate - owner occupied	854,769	247,090	39,451	1,141,310
Commercial real estate - non-owner occupied	1,043,459	323,273	29,122	1,395,854
Residential real estate	1,155,914	176,105	10,609	1,342,628
Commercial and financial	743,846	94,627	16,280	854,753
Consumer	181,797	6,660	278	188,735
Paycheck Protection Program	515,532	51,429	—	566,961
Totals	$4,711,737	$925,434	$98,178	$5,735,349
The amortized cost basis of loans at June 30, 2021 included net deferred costs of $25.2 million on non-PPP portfolio loans and net deferred fees of $10.6 million on PPP loans. At December 31, 2020, the amortized cost basis included net deferred costs of $22.6 million on non-PPP portfolio loans and net deferred fees of $9.5 million on PPP loans. At June 30, 2021, the remaining fair value adjustments on acquired loans were $24.4 million, or 3.0%, of the outstanding acquired loan balances, compared to $30.2 million, or 2.9%, of the acquired loan balances at December 31, 2020. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $15.7 million and $25.8 million at June 30, 2021 and December 31, 2020, respectively.

The following tables present the status of net loan balances as of June 30, 2021 and December 31, 2020. Loans on short-term payment deferral at the reporting date are reported as current.

	June 30, 2021
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$223,348	$—	$—	$—	$64	$223,412
Commercial real estate - owner-occupied	887,266	—	—	—	1,955	889,221
Commercial real estate - non owner-occupied	1,110,608	261	—	—	1,421	1,112,290
Residential real estate	1,076,165	199	50	—	10,899	1,087,313
Commercial and financial	804,139	2,890	—	—	4,551	811,580
Consumer	166,426	211	35	—	134	166,806
Paycheck Protection Program	350,531	—	—	—	—	350,531
Total Portfolio Loans	$4,618,483	$3,561	$85	$—	$19,024	$4,641,153

Acquired Non-PCD Loans
Construction and land development	$10,408	$—	$—	$—	$—	$10,408
Commercial real estate - owner-occupied	202,269	958	—	—	620	203,847
Commercial real estate - non owner-occupied	272,945	—	—	—	1,827	274,772
Residential real estate	128,579	—	71	—	2,481	131,131
Commercial and financial	71,814	423	1,998	339	671	75,245
Consumer	4,949	—	—	—	—	4,949
Paycheck Protection Program	13,581	—	—	—	—	13,581
Total Acquired Non-PCD Loans	$704,545	$1,381	$2,069	$339	$5,599	$713,933

PCD Loans
Construction and land development	$520	$—	$—	$—	$7	$527
Commercial real estate - owner-occupied	30,673	1,084	—	—	2,815	34,572
Commercial real estate - non owner-occupied	21,508	—	—	—	3,869	25,377
Residential real estate	6,555	71	431	—	1,035	8,092
Commercial and financial	12,642	168	—	—	571	13,381
Consumer	14	—	—	—	—	14
Total PCD Loans	$71,912	$1,323	$431	$—	$8,297	$81,963

Total Loans	$5,394,940	$6,265	$2,585	$339	$32,920	$5,437,049

	December 31, 2020
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$216,262	$—	$—	$—	$158	$216,420
Commercial real estate - owner occupied	851,222	1,076	—	—	2,471	854,769
Commercial real estate - non-owner occupied	1,041,306	—	—	—	2,153	1,043,459
Residential real estate	1,142,893	3,002	1,427	61	8,531	1,155,914
Commercial and financial	737,362	135	1,967	—	4,382	743,846
Consumer	180,879	203	138	2	575	181,797
Paycheck Protection Program	515,532	—	—	—	—	515,532
Total Portfolio Loans	$4,685,456	$4,416	$3,532	$63	$18,270	$4,711,737

Acquired Non-PCD Loans
Construction and land development	$26,250	$—	$—	$—	$—	$26,250
Commercial real estate - owner occupied	244,486	—	—	—	2,604	247,090
Commercial real estate - non-owner occupied	322,264	—	—	—	1,009	323,273
Residential real estate	171,507	1,605	104	—	2,889	176,105
Commercial and financial	93,223	216	—	—	1,188	94,627
Consumer	6,640	20	—	—	—	6,660
Paycheck Protection Program	51,429	—	—	—	—	51,429
Total Acquired Non-PCD Loans	$915,799	$1,841	$104	$—	$7,690	$925,434

PCD Loans
Construction and land development	$2,429	$—	$—	$—	$9	$2,438
Commercial real estate - owner occupied	36,345	—	—	—	3,106	39,451
Commercial real estate - non-owner occupied	24,200	—	—	—	4,922	29,122
Residential real estate	9,537	—	—	—	1,072	10,609
Commercial and financial	15,121	125	—	—	1,034	16,280
Consumer	271	—	—	—	7	278
Total PCD Loans	$87,903	$125	$—	$—	$10,150	$98,178

Total Loans	$5,689,158	$6,382	$3,636	$63	$36,110	$5,735,349
All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.4 million and $0.3 million in interest income on nonaccrual loans during the three months ended June 30, 2021 and 2020, respectively. The Company recognized $0.6 million and $0.4 million in interest income on nonaccrual loans during the six months ended June 30, 2021 and 2020, respectively.

The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	June 30, 2021
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$71	$—	$71	$—
Commercial real estate - owner-occupied	4,340	1,050	5,390	467
Commercial real estate - non owner-occupied	3,248	3,869	7,117	1,708
Residential real estate	13,710	705	14,415	349
Commercial and financial	3,733	2,060	5,793	1,266
Consumer	37	97	134	97
Totals	$25,139	$7,781	$32,920	$3,887

	December 31, 2020
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$148	$19	$167	$8
Commercial real estate - owner-occupied	7,893	288	8,181	287
Commercial real estate - non owner-occupied	5,666	2,418	8,084	1,640
Residential real estate	9,520	2,972	12,492	1,587
Commercial and financial	3,175	3,429	6,604	2,235
Consumer	222	360	582	75
Totals	$26,624	$9,486	$36,110	$5,832
Collateral-Dependent Loans
Loans are considered collateral-dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral-dependent loans as of:

(In thousands)	June 30, 2021	December 31, 2020
Construction and land development	$71	$189
Commercial real estate - owner-occupied	6,662	11,992
Commercial real estate - non owner-occupied	6,480	7,285
Residential real estate	13,907	16,652
Commercial and financial	8,565	11,198
Consumer	89	586
Totals	$35,774	$47,902
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
The following tables present the risk rating of loans by year of origination as of:

	June 30, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$37,114	$55,457	$41,969	$26,223	$6,326	$23,567	$40,656	$231,312
Special Mention	—	—	372	2,517	—	—	—	2,889
Substandard	—	—	—	—	—	17	—	17
Substandard Impaired	—	—	—	—	37	92	—	129
Doubtful	—	—	—	—	—	—	—	—
Total	$37,114	$55,457	$42,341	$28,740	$6,363	$23,676	$40,656	$234,347
Commercial real estate - owner-occupied
Risk Ratings:
Pass	$87,486	$145,245	$184,017	$141,827	$130,013	$393,389	$12,018	$1,093,995
Special Mention	—	11,267	841	1,286	—	5,287	—	18,681
Substandard	—	—	—	—	3,805	4,356	—	8,161
Substandard Impaired	—	—	2,883	685	1,445	1,790	—	6,803
Doubtful	—	—	—	—	—	—	—	—
Total	$87,486	$156,512	$187,741	$143,798	$135,263	$404,822	$12,018	$1,127,640
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	$121,245	$159,336	$292,367	$183,456	$100,887	$484,963	$8,018	$1,350,272
Special Mention	—	—	953	9,399	16,522	9,931	—	36,805
Substandard	—	—	—	9,718	—	8,528	—	18,246
Substandard Impaired	—	—	2,378	—	—	4,738	—	7,116
Doubtful	—	—	—	—	—	—	—	—
Total	$121,245	$159,336	$295,698	$202,573	$117,409	$508,160	$8,018	$1,412,439
Residential real estate
Risk Ratings:
Pass	$129,061	$107,121	$105,930	$149,520	$153,851	$241,216	$320,702	$1,207,401
Special Mention	—	—	—	30	—	218	221	469
Substandard	—	—	—	—	—	214	486	700
Substandard Impaired	—	496	741	77	4,462	9,879	2,311	17,966
Doubtful	—	—	—	—	—	—	—	—
Total	$129,061	$107,617	$106,671	$149,627	$158,313	$251,527	$323,720	$1,226,536

	June 30, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial and financial
Risk Ratings:
Pass	$148,832	$201,500	$120,225	$87,159	$48,385	$70,755	$194,503	$871,359
Special Mention	—	5,795	864	891	270	33	1,130	8,983
Substandard	—	411	—	2,480	1,369	3,512	26	7,798
Substandard Impaired	—	—	5,478	3,258	1,427	1,811	92	12,066
Doubtful	—	—	—	—	—	—	—	—
Total	$148,832	$207,706	$126,567	$93,788	$51,451	$76,111	$195,751	$900,206
Consumer
Risk Ratings:
Pass	$23,549	$38,229	$33,441	$22,421	$13,837	$23,735	$13,959	$169,171
Special Mention	—	58	46	15	62	30	1,330	1,541
Substandard	—	—	—	35	14	—	655	704
Substandard Impaired	—	—	64	26	80	183	—	353
Doubtful	—	—	—	—	—	—	—	—
Total	$23,549	$38,287	$33,551	$22,497	$13,993	$23,948	$15,944	$171,769
Paycheck Protection Program
Risk Ratings:
Pass	$246,107	$118,005	$—	$—	$—	$—	$—	$364,112
Total	$246,107	$118,005	$—	$—	$—	$—	$—	$364,112
Consolidated
Risk Ratings:
Pass	$793,394	$824,893	$777,949	$610,606	$453,299	$1,237,625	$589,856	$5,287,622
Special Mention	—	17,120	3,076	14,138	16,854	15,499	2,681	69,368
Substandard	—	411	—	12,233	5,188	16,627	1,167	35,626
Substandard Impaired	—	496	11,544	4,046	7,451	18,493	2,403	44,433
Doubtful	—	—	—	—	—	—	—	—
Total	$793,394	$842,920	$792,569	$641,023	$482,792	$1,288,244	$596,107	$5,437,049

	December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$62,107	$52,384	$46,067	$15,873	$7,335	$17,873	$35,324	$236,963
Special Mention	206	245	5,918	—	—	1,449	—	7,818
Substandard	—	—	—	—	—	51	—	51
Substandard Impaired	—	—	—	37	—	239	—	276
Doubtful	—	—	—	—	—	—	—	—
Total	$62,313	$52,629	$51,985	$15,910	$7,335	$19,612	$35,324	$245,108
Commercial real estate - owner-occupied
Risk Ratings:
Pass	$155,953	$198,559	$156,276	$138,341	$148,389	$287,772	$14,255	$1,099,545
Special Mention	5,773	1,858	3,305	—	4,471	4,050	2	19,459
Substandard	—	—	—	4,709	1,955	5,508	—	12,172
Substandard Impaired	—	3,151	747	1,362	—	4,874	—	10,134
Doubtful	—	—	—	—	—	—	—	—
Total	$161,726	$203,568	$160,328	$144,412	$154,815	$302,204	$14,257	$1,141,310

	December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	$159,299	$313,287	$201,112	$123,357	$175,623	$356,943	$8,596	$1,338,217
Special Mention	—	431	9,487	7,580	10,240	114	—	27,852
Substandard	—	—	9,709	—	8,311	3,682	—	21,702
Substandard Impaired	—	2,418	—	—	125	5,540	—	8,083
Doubtful	—	—	—	—	—	—	—	—
Total	$159,299	$316,136	$220,308	$130,937	$194,299	$366,279	$8,596	$1,395,854
Residential real estate
Risk Ratings:
Pass	$96,819	$144,329	$204,077	$205,046	$160,612	$159,742	$350,502	$1,321,127
Special Mention	—	—	33	720	—	966	479	2,198
Substandard	350	—	—	896	—	1,452	100	2,798
Substandard Impaired	109	726	1,520	1,762	715	9,671	2,002	16,505
Doubtful	—	—	—	—	—	—	—	—
Total	$97,278	$145,055	$205,630	$208,424	$161,327	$171,831	$353,083	$1,342,628
Commercial and financial
Risk Ratings:
Pass	$214,774	$146,511	$103,769	$60,782	$39,692	$53,758	$204,304	$823,590
Special Mention	71	946	965	5,612	67	635	209	8,505
Substandard	154	41	3,016	1,609	553	3,239	764	9,376
Substandard Impaired	317	4,595	3,199	2,292	2,074	704	81	13,262
Doubtful[1]	—	—	—	—	—	—	20	20
Total	$215,316	$152,093	$110,949	$70,295	$42,386	$58,336	$205,378	$854,753
Consumer
Risk Ratings:
Pass	$46,476	$43,143	$30,433	$18,937	$21,880	$9,488	$15,089	$185,446
Special Mention	58	27	14	41	42	21	1,854	2,057
Substandard	—	—	—	42	4	151	228	425
Substandard Impaired	7	50	193	24	329	183	21	807
Doubtful	—	—	—	—	—	—	—	—
Total	$46,541	$43,220	$30,640	$19,044	$22,255	$9,843	$17,192	$188,735
Paycheck Protection Program
Risk Ratings:
Pass	$566,961	$—	$—	$—	$—	$—	$—	$566,961
Total	$566,961	$—	$—	$—	$—	$—	$—	$566,961
Consolidated
Risk Ratings:
Pass	$1,302,389	$898,213	$741,734	$562,336	$553,531	$885,576	$628,070	$5,571,849
Special Mention	6,108	3,507	19,722	13,953	14,820	7,235	2,544	67,889
Substandard	504	41	12,725	7,256	10,823	14,083	1,092	46,524
Substandard Impaired	433	10,940	5,659	5,477	3,243	21,211	2,104	49,067
Doubtful[1]	—	—	—	—	—	—	20	20
Total	$1,309,434	$912,701	$779,840	$589,022	$582,417	$928,105	$633,830	$5,735,349
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

Federal banking regulators issued similar guidance that also allows lenders to conclude that short-term modifications for borrowers affected by the pandemic should not be considered TDRs if the borrower was current at the time of modification. Seacoast has provided financially impacted borrowers with loan accommodations, primarily consisting of payment deferrals of up to six months. At its peak on June 30, 2020, loans on deferral represented $1.1 billion, or 21%, of total non-PPP loans. In the second half of 2020, the large majority of these borrowers successfully resumed making contractual payments, and the level of loans with accommodations has decreased to $6.8 million, or 0.1%, of total non-PPP loans as of June 30, 2021. Types of outstanding accommodations at June 30, 2021 included a combination of one or more of the following: full payment deferral, partial payment deferral, reduction of interest rate, extension of the original maturity date, or re-amortization of the facility.
The following table presents the balance of loans with active payment accommodations at the specified dates, excluding PPP loans:

(In thousands)	June 30, 2021	December 31, 2020
Construction and land development	$—	$1,032
Commercial real estate - owner-occupied	1,612	14,248
Commercial real estate - non owner-occupied	2,257	32,549
Residential real estate	1,702	12,839
Commercial and financial	811	11,915
Consumer	399	1,479
Totals	$6,781	$74,062
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
The following table presents loans that were modified in a troubled debt restructuring during the three and six months ended:

	Three Months Ended June 30,
	2021			2020
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	—	$—	$—	1	$12	$12
Commercial real estate - owner-occupied	—	—	—	—	—	—
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	2	52	52	—	—	—
Commercial and financial	1	142	142	—	—	—
Consumer	—	—	—	2	47	47
Totals	3	$194	$194	3	$59	$59

	Six Months Ended June 30,
	2021			2020
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	—	$—	$—	1	$12	$12
Commercial real estate - owner-occupied	—	—	—	—	—	—
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	3	79	79	1	45	45
Commercial and financial	1	142	142	4	437	437
Consumer	—	—	—	2	47	47
Totals	4	$221	$221	8	$541	$541

The TDRs described above resulted in a specific allowance for credit losses of $0.2 million as of June 30, 2021 and $0.4 million as of June 30, 2020. During the six months ended June 30, 2021, there were two defaults totaling $0.1 million of loans that had been modified in TDRs within the preceding twelve months. During the six months ended June 30, 2020, there were three defaults totaling $1.4 million of loans to a single borrower that had been modified to a TDR within the preceding twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, is charged off or has been transferred to other real estate owned. For loans measured based on the present value of expected future cash flows, $6,000 and $21,000 for the three months ended June 30, 2021, and 2020, respectively, and $11,000 and $46,000 for the six months ended June 30, 2021, and 2020, respectively, was included in interest income and represents the change in present value attributable to the passage of time.

Note F – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended June 30, 2021
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,428	$(469)	$—	$96	$(2)	$4,053
Commercial real estate - owner-occupied	9,792	(1,116)	—	—	—	8,676
Commercial real estate - non owner-occupied	36,229	(1,423)	—	1	—	34,807
Residential real estate	14,353	(2,407)	(21)	621	(3)	12,543
Commercial and financial	18,916	399	(1,564)	265	—	18,016
Consumer	2,925	161	(199)	146	(1)	3,032
Paycheck Protection Program	—	—	—	—	—	—
Totals	$86,643	$(4,855)	$(1,784)	$1,129	$(6)	$81,127

	Three Months Ended June 30, 2020
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,646	$2,478	$—	$37	$—	$7,161
Commercial real estate - owner occupied	5,327	229	—	18	(12)	5,562
Commercial real estate - non-owner occupied	35,643	3,345	—	4	—	38,992
Residential real estate	19,899	574	(113)	101	(8)	20,453
Commercial and financial	15,470	1,319	(1,768)	493	—	15,514
Consumer	4,426	(334)	(614)	91	(1)	3,568
Paycheck Protection Program	—	—	—	—	—	—
Totals	$85,411	$7,611	$(2,495)	$744	$(21)	$91,250

	Six Months Ended June 30, 2021
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$(979)	$—	$114	$(2)	$4,053
Commercial real estate - owner-occupied	9,868	(1,192)	—	—	—	8,676
Commercial real estate - non owner-occupied	38,266	(3,461)	—	2	—	34,807
Residential real estate	17,500	(5,779)	(21)	850	(7)	12,543
Commercial and financial	18,690	1,174	(2,320)	472	—	18,016
Consumer	3,489	(333)	(384)	262	(2)	3,032
Paycheck Protection Program	—	—	—	—	—	—
Totals	$92,733	$(10,570)	$(2,725)	$1,700	$(11)	$81,127

	Six Months Ended June 30, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$1,842	$1,479	$48	$3,727	$—	$66	$(1)	$7,161
Commercial real estate - owner occupied	5,361	80	207	(34)	(45)	18	(25)	5,562
Commercial real estate - non-owner occupied	7,863	9,341	140	21,628	(12)	32	—	38,992
Residential real estate	7,667	5,787	97	6,834	(131)	218	(19)	20,453
Commercial and financial	9,716	3,677	11	4,063	(2,866)	913	—	15,514
Consumer	2,705	862	13	906	(1,087)	170	(1)	3,568
Paycheck Protection Program	—	—	—	—	—	—	—	—
Totals	$35,154	$21,226	$516	$37,124	$(4,141)	$1,417	$(46)	$91,250
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
As of June 30, 2021, the Company utilized Moody’s most recent “U.S. Macroeconomic Outlook Baseline” scenario and considered the uncertainty associated with the assumptions in the Baseline scenario, including the potential for increasing COVID-19 infections, including from variants, and the resulting potential erosion in consumer confidence, and the risk that government stimulus programs are less effective than expected. Outcomes in any or all of these factors could differ from the Baseline scenario, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk not captured in the quantitative model.
In the Construction and Land Development segment, the decrease in reserves during the quarter reflects improved economic variables relating to residential real estate. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, the decrease in reserves is primarily the result of improved economic variables relating to unemployment. Risk characteristics include but are not limited to, collateral type, loan seasoning, and lien position.
In the Commercial Real Estate - Non Owner-Occupied segment, the decrease in reserves reflects lower loan balances and improved economic forecast variables including lower unemployment. Repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, loan seasoning, and lien position are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The decrease in reserves reflects lower loan balances and improved economic forecast variables including lower unemployment. Risk characteristics considered for this segment include, but are not limited to, collateral type, lien position, loan to value ratios, and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The decrease in reserves is primarily attributed to improvement in economic forecast variables including unemployment, partially offset by higher loan balances. Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses.
Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. Nominal changes in the reserve during the quarter reflect changes in underlying economic variables.
Balances outstanding under the Paycheck Protection Program are guaranteed by the U.S. government and have not been assigned a reserve.
The allowance for credit losses is composed of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at June 30, 2021 and December 31, 2020 is shown in the following tables:

	June 30, 2021
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$129	$3	$234,218	$4,050	$234,347	$4,053
Commercial real estate - owner occupied	7,209	503	1,120,431	8,173	1,127,640	8,676
Commercial real estate - non owner-occupied	7,217	1,708	1,405,222	33,099	1,412,439	34,807
Residential real estate	18,651	504	1,207,885	12,039	1,226,536	12,543
Commercial and financial	12,632	2,142	887,574	15,874	900,206	18,016
Consumer	352	122	171,417	2,910	171,769	3,032
Paycheck Protection Program	—	—	364,112	—	364,112	—
Totals	$46,190	$4,982	$5,390,859	$76,145	$5,437,049	$81,127

	December 31, 2020
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$276	$13	$244,832	$4,907	$245,108	$4,920
Commercial real estate - owner occupied	10,243	402	1,131,067	9,466	1,141,310	9,868
Commercial real estate - non owner-occupied	8,083	1,640	1,387,771	36,626	1,395,854	38,266
Residential real estate	16,506	2,064	1,326,122	15,436	1,342,628	17,500
Commercial and financial	13,281	3,498	841,472	15,192	854,753	18,690
Consumer	807	91	187,928	3,398	188,735	3,489
Paycheck Protection Program	—	—	566,961	—	566,961	—
Totals	$49,196	$7,708	$5,686,153	$85,025	$5,735,349	$92,733

Note G – Derivatives
Back-to-Back Swaps
The Company offers interest rate swaps when requested by customers to allow them to hedge the risk of rising interest rates on their variable rate loans. Upon entering into these swaps, the Company enters into offsetting positions with counterparties in order to minimize the interest rate risk. These back-to-back swaps qualify as freestanding financial derivatives with the fair values reported in other assets and other liabilities. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under the arrangements for financial statement presentation purposes. Gains and losses on these back-to-back swaps, which offset, are recorded through noninterest income. No net gains or losses have been recognized to date on these instruments. As of June 30, 2021, the interest rate swaps had an aggregate notional value of $182.1 million, with a fair value of $9.5 million recorded in other assets and other liabilities. As of December 31, 2020, the interest rate swaps had an aggregate notional value of $182.4 million, with a fair value of $13.3 million recorded in other assets and other liabilities. The weighted average maturity was 7.2 years at June 30, 2021 and 7.5 years at December 31, 2020.
Interest Rate Floors Designated as Cash Flow Hedges
The Company has entered into interest rate floor contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During 2020, the Company entered into two interest rate floor contracts, each with a notional amount of $150.0 million, maturing in October 2023 and November 2023. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. For the three and six months ended June 30, 2021, the Company recognized a loss through other comprehensive income of $0.1 million and $0.3 million, respectively, and reclassified $57 thousand and $100 thousand, respectively, out of accumulated other comprehensive income and into interest income. As of June 30, 2021 and December 31, 2020, the interest rate floors had a fair value of $0.7 million and $1.0 million, respectively, recorded in other assets in the consolidated balance sheet. Over the next twelve months the Company expects to reclassify $0.3 million from accumulated other comprehensive income into interest income related to these agreements.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
At June 30, 2021
Back-to-back swaps	$182,058	$9,497	Other Assets and Other Liabilities
Interest rate floors	300,000	705	Other Assets

At December 31, 2020
Back-to-back swaps	$182,379	$13,339	Other Assets and Other Liabilities
Interest rate floors	300,000	1,004	Other Assets

Note H – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralized borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	June 30, 2021	December 31, 2020
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	$136,619	$137,268

Note I – Noninterest Income and Expense
Details of noninterest income and expenses for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Noninterest income
Service charges on deposit accounts	$2,338	$1,939	$4,676	$4,764
Interchange income	4,145	3,187	7,965	6,433
Wealth management income	2,387	1,719	4,710	3,586
Mortgage banking fees	2,977	3,559	7,202	5,767
Marine finance fees	177	157	366	303
SBA gains	232	181	519	320
BOLI income	872	887	1,731	1,773
Other income	2,249	2,147	5,993	5,499
	15,377	13,776	33,162	28,445
Securities (losses) gains, net	(55)	1,230	(169)	1,249
Total	$15,322	$15,006	$32,993	$29,694

Noninterest expense
Salaries and wages	$22,966	$20,226	$44,359	$43,924
Employee benefits	3,953	3,379	8,933	7,634
Outsourced data processing costs	4,676	4,059	9,144	8,692
Telephone/data lines	838	791	1,623	1,505
Occupancy	3,310	3,385	7,099	6,738
Furniture and equipment	1,166	1,358	2,420	2,981
Marketing	1,002	997	2,170	2,275
Legal and professional fees	2,182	2,277	4,764	5,640
FDIC assessments	515	266	1,041	266
Amortization of intangibles	1,212	1,483	2,423	2,939
Foreclosed property expense and net (gain) loss on sale	(90)	245	(155)	(70)
Provision for credit losses on unfunded commitments	—	178	—	224
Other	4,054	3,755	8,083	7,449
Total	$45,784	$42,399	$91,904	$90,197

Note J – Equity Capital
The Company is well capitalized and at June 30, 2021, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

Note L – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2021 and December 31, 2020 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2021
Financial Assets
Available-for-sale debt securities[1]	$1,322,776	$199	$1,322,577	$—
Derivative financial instruments[2]	10,202	—	10,202	—
Loans held for sale[2]	42,793	—	42,793	—
Loans[3]	10,212	—	1,073	9,139
Other real estate owned[4]	12,804	—	390	12,414
Equity securities[5]	6,434	6,434	—	—
Financial Liabilities
Derivative financial instruments[2]	$9,497	$—	$9,497	$—

At December 31, 2020
Financial Assets
Available-for-sale debt securities[1]	$1,398,157	$101	$1,398,056	$—
Derivative financial instruments[2]	14,343	—	14,343	—
Loans held for sale[2]	68,890	—	68,890	—
Loans[3]	8,806	—	1,900	6,906
Other real estate owned[4]	12,750	—	72	12,678
Equity securities[5]	6,530	6,530	—	—
Financial Liabilities
Derivative financial instruments[2]	$13,339	$—	$13,339	$—
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
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on nonaccrual as of June 30, 2021 and December 31, 2020.
The aggregate fair value and contractual balance of loans held for sale as of June 30, 2021 and December 31, 2020 is as follows:

(In thousands)	June 30, 2021	December 31, 2020
Aggregate fair value	$42,793	$68,890
Contractual balance	41,629	66,415
Excess	1,164	2,475
Loans: Loans carried at fair value consist of collateral-dependent real estate loans. Fair value is based on recent real estate appraisals less estimated costs of sale. These evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At June 30, 2021 capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.2%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these loans is considered level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $14.3 million with a specific reserve of $4.1 million at June 30, 2021, compared to $16.5 million with a specific reserve of $7.7 million at December 31, 2020.
For loans classified as Level 3, changes included loan additions of $3.7 million offset by $1.5 million in paydowns and charge-offs for the six months ended June 30, 2021.
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
For OREO classified as Level 3 at June 30, 2021, changes during the six months ended included additions of $1.3 million offset by sales and writedowns of $1.6 million.
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. There were no such transfers during the six months ended June 30, 2021 and 2020.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of June 30, 2021 and December 31, 2020 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Financial Assets
Debt securities held-to-maturity[1]	$493,467	$—	$489,289	$—
Time deposits with other banks	750	—	759	—
Loans, net	5,345,710	—	—	5,367,748
Financial Liabilities
Deposit liabilities	7,836,436	—	—	7,838,507
Subordinated debt	71,506	—	58,342	—

December 31, 2020
Financial Assets
Debt securities held-to-maturity[1]	$184,484	$—	$192,179	$—
Time deposits with other banks	750	—	762	—
Loans, net	5,633,810	—	—	5,686,019
Financial Liabilities
Deposit liabilities	6,932,561	—	—	6,936,097
Subordinated debt	71,365	—	58,227	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2021 and December 31, 2020:
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

Note M – Business Combinations
Proposed Acquisition of Legacy Bank of Florida
On March 23, 2021, the Company announced that it had entered into an agreement and plan of merger with Legacy Bank of Florida (“Legacy”). Pursuant to the terms of the merger agreement, Legacy, headquartered in Boca Raton, FL, will be merged with and into Seacoast Bank. Legacy operates five branches in Broward and Palm Beach counties in Florida’s largest metropolitan statistical area with $476.0 million in loans and $485.6 million in deposits as of June 30, 2021. All regulatory and shareholder approvals have been received and the acquisition is expected to close in August 2021.
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
The emphasis of this discussion will be on the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2021 compared to December 31, 2020.
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
•the adverse impact of COVID-19 and variants thereof (economic and otherwise) on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects, including the ongoing potential to adversely affect Seacoast’s revenues and values of its assets and liabilities, lead to a tightening of credit, and increase stock price volatility;
•government or regulatory responses to the COVID-19 pandemic, including the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
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
•the Company's ability to comply with any regulatory requirements;
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

Business Developments
Impact of COVID-19 Pandemic
The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals have caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. As the restrictive measures have been eased during 2020 and into 2021, the U.S. economy has begun to recover and with the availability and distribution of multiple COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. While the overall outlook has improved based on the availability of the vaccine to all adults and older children, there has been a recent rise in hospitalization and infection rates in the country, but especially in our footprint, caused by the Delta variant, a rapidly spreading strain of coronavirus. Therefore, the risk of further resurgence and possible reimplementation of restrictions remains.
While indications of recovery exist, we recognize that our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue into the second half of 2021, especially if new COVID-19 variant infections increase (or are not adequately contained) and new economic restrictions are mandated. Changing consumer behavior and the impact of government support programs including the PPP have contributed to higher customer deposit balances, which may adversely affect our net interest income and net interest margin. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the pandemic, which may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowers include customers in industries such as hotel/lodging, restaurants and retail and commercial real estate, all of which have been significantly impacted by the COVID-19 pandemic, or remain at heightened risk of future negative economic impact, which may be caused or exacerbated by increased COVID-19 variant infections, vaccine hesitancy, or new economic restrictions in our footprint. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.
We have taken deliberate actions to maintain our balance sheet strength to serve our clients and communities, including maintaining higher levels of liquidity and managing our assets and liabilities in order to maintain a strong capital position and support business growth and acquisition opportunities; however, future economic conditions are subject to significant uncertainty. Uncertainties associated with the pandemic include the duration of the COVID-19 outbreak and any related variant infections, the availability, acceptance, and effectiveness of COVID-19 vaccines, the impact to our customers, employees and vendors and the impact to the economy as a whole. We continuously seek to monitor and anticipate developments, but cannot predict all of the various adverse effects COVID-19 will have on our business, financial condition, liquidity or results of operations.

Results of Operations
For the second quarter of 2021, the Company reported net income of $31.4 million, or $0.56 per average diluted share, compared to $33.7 million, or $0.60, for the first quarter of 2021 and $25.1 million, or $0.47, for the second quarter of 2020. For the six months ended June 30, 2021, net income totaled $65.1 million or $1.17 per average diluted share, an increase of $39.3 million, or 153%, compared to the six months ended June 30, 2020. Adjusted net income1 for the second quarter of 2021 totaled $33.3 million, or $0.59 per average diluted share, compared to $35.5 million, or $0.63, for the first quarter of 2021 and $25.5 million, or $0.48, for the second quarter of 2020. For the six months ended June 30, 2021, adjusted net income1 totaled $68.7 million, or $1.23 per average diluted share, compared to $30.9 million, or $0.59 per average diluted share for the six months ended June 30, 2020.

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
	2021	2021	2020	2021	2020
Return on average tangible assets	1.48%	1.70%	1.37%	1.58%	0.78%
Return on average tangible shareholders' equity	13.88	15.62	13.47	14.73	7.27
Efficiency ratio	54.93	53.21	50.11	54.05	54.88

Adjusted return on average tangible assets[1]	1.52%	1.75%	1.33%	1.63%	0.86%
Adjusted return on average tangible shareholders' equity[1]	14.27	16.01	13.09	15.12	8.02
Adjusted efficiency ratio[1]	53.49	51.99	49.60	52.72	51.53
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Net Interest Income and Margin
Net interest income for the second quarter of 2021 totaled $65.8 million, decreasing $0.8 million, or 1%, compared to the first quarter of 2021, and decreasing $1.5 million, or 2%, compared to the second quarter of 2020. For the six months ended June 30, 2021, net interest income totaled $132.4 million, an increase of $2.0 million, or 2%, compared to the six months ended June 30, 2020. The decrease quarter-over-quarter reflects lower income on Paycheck Protection Program (“PPP”) loans, partially offset by lower interest expense on deposits, while the decrease from the second quarter of 2020 reflects the impact of the lower interest rate environment. Net interest margin (on a fully tax equivalent basis)1 was 3.23% in the second quarter of 2021, compared to 3.51% in the first quarter of 2021 and 3.70% in the second quarter of 2020. The decrease during the second quarter of 2021 was largely the result of significant growth in transaction account deposit balances. This increase in funding occurred across our customer base at near-zero rates, as new clients were onboarded and existing clients continue to see expansion in cash balances. The resulting increase in liquidity negatively impacted net interest margin by 23 basis points in the second quarter of 2021. Excluding this increase in liquidity, the remaining decline in net interest margin compared to the first quarter of 2021 is attributed to lower PPP interest and fees as a result of declining balances as PPP loans are forgiven. Compared to the first quarter of 2021, securities yields declined by only two basis points to 1.63% and non-PPP loan yields declined by only one basis point to 4.36% during the second quarter of 2021. Offsetting and favorable was the decline in the cost of deposits from 13 basis points in the first quarter of 2021 to eight basis points in the second quarter of 2021. The effect on net interest margin of purchase discounts on acquired loans was an increase of 14 basis points in the second quarter of 2021 compared to an increase of 15 basis points in the first quarter of 2021 and an increase of 16 basis points in the second quarter of 2020. The effect of interest and fees on PPP loans was an increase of six basis points in the second quarter of 2021, an increase of 11 basis points in the first quarter of 2021 and an increase of eight basis points in the second quarter of 2020. For the six months ended June 30, 2021, net interest margin (on a fully tax equivalent basis)1 was 3.37%, compared to 3.81% for the six months ended June 30, 2020. The yield on securities declined from 2.85% for the six months ended June 30, 2020 to 1.64% for the six months ended June 30, 2021, reflecting the impact of a lower interest rate environment including the payoff of higher yielding securities being replaced with lower yields on new purchases. The yield on non-PPP loans declined from 4.72% for the six months ended June 30, 2020 to 4.36% for the six months ended June 30, 2021, reflecting the impact of the lower interest rate environment. Offsetting and favorable was the decline in the cost of deposits from 43 basis points for the six months ended June 30, 2020 to 10 basis points for the six months ended June 30, 2021.
The effect on net interest margin of purchase discounts on acquired loans was an increase of 15 basis points for the six months ended June 30, 2021 compared to an increase of 21 basis points for the six months ended June 30, 2020. The effect of interest
1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

and fees on PPP loans was an increase of eight basis points for the six months ended June 30, 2021,compared to an increase of four basis points for the six months ended June 30, 2020.
The cost of deposits declined to eight basis points in the second quarter of 2021, compared to 13 basis points in the first quarter of 2021 and 31 basis points in the second quarter of 2020. Lower cost of deposits reflects lower market rates, and a favorable shift in product mix to include a higher proportion of noninterest bearing demand deposits to total deposits. For the six months ended June 30, 2021, the cost of deposits was ten basis points, a decrease of 33 basis points compared to the six months ended June 30, 2020.
The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Second quarter 2021	$65,933	3.23%	3.33%	0.16%
First quarter 2021	66,741	3.51%	3.65%	0.23%
Second quarter 2020	67,388	3.70%	4.03%	0.51%

Six months ended June 30, 2021	132,674	3.37%	3.49%	0.19%
Six months ended June 30, 2020	130,679	3.81%	4.27%	0.70%
1On tax equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Total average loans decreased $161.1 million, or 3%, for the second quarter of 2021 compared to the first quarter of 2021, and decreased $130.3 million, or 2%, from the second quarter of 2020. The decrease from the prior quarter reflects a net decrease in PPP loans as a result of loan forgiveness. The decrease from the prior year reflects PPP loan forgiveness and a conservative slowdown in originations of commercial and consumer loans, partially offset by loans acquired from Freedom Bank.
Average loans as a percentage of average earning assets totaled 68% for the second quarter of 2021, 75% for the first quarter of 2021 and 78% for the second quarter of 2020.

Loan production and pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2021	2021	2020	2021	2020
Commercial pipeline at period end	$322,014	$240,871	$117,042	$322,014	$117,042
Commercial loan originations	193,028	204,253	106,857	397,281	290,187

Residential pipeline - saleable at period end	60,585	92,141	94,666	60,585	94,666
Residential loans - sold	120,099	138,337	122,459	258,436	185,324

Residential pipeline - portfolio at period end	54,132	72,448	13,199	54,132	13,199
Residential loans - retained	118,126	46,620	23,539	164,746	49,315

Consumer pipeline at period end	31,748	28,127	30,647	31,748	30,647
Consumer originations	63,702	46,745	57,956	110,447	109,472

PPP originations	23,529	232,478	590,718	256,007	590,718
Commercial originations during the second quarter of 2021 were $193.0 million, a decrease of $11.2 million, or 5%, compared to the first quarter of 2021, and an increase of $86.2 million, or 81%, compared to the second quarter of 2020.
The commercial pipeline increased $81.1 million, or 34%, to $322.0 million at June 30, 2021, compared to March 31, 2021, and increased $205.0 million, or 175%, compared to June 30, 2020. The increases reflect increasing demand in line with Florida’s expanding economy and the addition of new commercial bankers.
The Company originates residential mortgage loans identified for sale to investors in the secondary market. The Company uses rate locks with investors at the time of application, thereby eliminating interest rate risk. Residential loans originated for sale in the secondary market totaled $120.1 million in the second quarter of 2021, compared to $138.3 million in the first quarter of 2021 and $122.5 million in the second quarter of 2020, a decrease of 13% and a decrease of 2%, respectively. Refinance activity has slowed from the peaks seen in the last several quarters, and housing inventory is low. Residential saleable pipelines were $60.6 million as of June 30, 2021, compared to $92.1 million as of March 31, 2021 and $94.7 million as of June 30, 2020.
Residential loan production retained in the portfolio for the second quarter of 2021 was $118.1 million compared to $46.6 million in the first quarter of 2021 and $23.5 million in the second quarter of 2020, an increase of 153% and an increase of 402%, respectively. The pipeline of residential loans intended to be retained in the portfolio was $54.1 million as of June 30, 2021, compared to $72.4 million as of March 31, 2021, and $13.2 million as of June 30, 2020. Residential loans retained in the second quarter of 2021 includes a $38.4 million purchased pool consisting of 30-year fixed rate jumbo residential loans.
Consumer originations totaled $63.7 million during the second quarter of 2021, an increase of $17.0 million, or 36%, from the first quarter of 2021 and an increase of $5.7 million, or 10%, from the second quarter of 2020. The consumer pipeline was $31.7 million as of June 30, 2021, compared to $28.1 million as of March 31, 2021 and $30.6 million at June 30, 2020.
In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions for the Paycheck Protection Program (“PPP”) offered through the U.S. Small Business Administration (“SBA”). Loans originated under this program have a contractual rate of interest of 1% with principal and interest that may be forgiven, provided that the borrower uses the funds in a manner consistent with PPP guidelines. Seacoast has assisted more than 8,000 borrowers through the PPP since inception, $529.7 million in PPP loan balances have been forgiven, and remaining outstanding balances total $364.1 million at June 30, 2021.
Average debt securities increased $78.6 million, or 5%, during the second quarter of 2021 compared to the first quarter of 2021, and were $499.9 million, or 43%, higher compared to the second quarter of 2020. Increases reflect the investment of excess liquidity, partially offset by paydowns and maturities.
The cost of average interest-bearing liabilities contracted in the second quarter of 2021 to 16 basis points from 23 basis points for the first quarter of 2021, and from 51 basis points for the second quarter of 2020. The cost of average total deposits (including noninterest bearing demand deposits) in the second quarter of 2021 was 8 basis points compared to 13 basis points in the first quarter of 2021 and 31 basis points in the second quarter of 2020, reflecting continued repricing downward of interest-bearing deposits and time deposits.
During the second quarter of 2021, average transaction deposits (noninterest and interest bearing demand) increased $459.3 million, or 11%, compared to the first quarter of 2021 and increased $1.1 billion, or 32%, compared to the second quarter of 2020, reflecting the inflow of new customers and higher deposit balances for existing customers.
The Company’s deposit mix remains favorable, with 93% of average deposit balances comprised of savings, money market, and demand deposits for the six months ended June 30, 2021. Seacoast's average cost of deposits, including noninterest bearing demand deposits, decreased to 10 basis points for the six months ended June 30, 2021 compared to 43 basis points for the six months ended June 30, 2020, reflecting the lower interest rate environment and shifts in deposit mix with a higher proportion of low cost deposits. Brokered CDs totaled $20.0 million at June 30, 2021, with a weighted average rate of 0.32%.
Sweep repurchase agreements with customers increased $41.3 million, or 57%, year-over-year. For the six months ended June 30, 2021, the average balance was $114.2 million compared to an average balance of $72.9 million for the six months ended June 30, 2020. The average rate on customer sweep repurchase accounts was 0.13% for the six months ended June 30, 2021, compared to 0.55% for the six months ended June 30, 2020. No federal funds purchased were utilized at June 30, 2021 nor June 30, 2020.
The Company had no FHLB borrowings during the six months ended June 30, 2021 compared to $224.9 million with an average rate of 1.14% for the six months ended June 30, 2020. The decrease reflects the impact of higher average deposit balances that were sufficient to fund the Company’s liquidity needs during 2021.
For the six months ended June 30, 2021, subordinated debt averaged $71.4 million, compared to $71.1 million for the six months ended June 30, 2020. The average rate on subordinated debt for the six months ended June 30, 2021 was 2.40%, compared to 3.69% for the six months ended June 30, 2020. The subordinated debt relates to trust preferred securities issued by subsidiary trusts of the Company.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2021						2020
	Second Quarter			First Quarter			Second Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,629,410	$6,559	1.61%	$1,550,457	$6,298	1.62%	$1,135,698	$7,573	2.67%
Nontaxable	25,581	186	2.90	25,932	187	2.89	19,347	152	3.14
Total Securities	1,654,991	6,745	1.63	1,576,389	6,485	1.65	1,155,045	7,725	2.68

Federal funds sold and other investments	925,323	709	0.31	377,344	586	0.63	433,626	684	0.63

Loans excluding PPP loans	5,092,897	55,313	4.36	5,149,642	55,504	4.37	5,304,381	59,861	4.54
PPP Loans	505,339	5,127	4.07	609,733	6,886	4.58	424,171	5,068	4.81
Total Loans	5,598,236	60,440	4.33	5,759,375	62,390	4.39	5,728,552	64,929	4.56

Total Earning Assets	8,178,550	67,894	3.33	7,713,108	69,461	3.65	7,317,223	73,338	4.03

Allowance for loan losses	(86,042)			(91,735)			(84,965)
Cash and due from banks	327,171			255,685			103,919
Premises and equipment	70,033			74,272			71,173
Intangible assets	235,964			237,323			230,871
Bank owned life insurance	133,484			132,079			127,386
Other assets	166,686			164,622			147,395
Total Assets	$9,025,846			$8,485,354			$7,913,002

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,692,178	$235	0.06%	$1,600,490	$258	0.07%	$1,298,639	$297	0.09%
Savings	790,734	118	0.06	722,274	137	0.08	591,040	165	0.11
Money market	1,736,481	627	0.14	1,609,938	670	0.17	1,193,969	741	0.25
Time deposits	533,350	524	0.39	711,320	1,187	0.68	1,293,766	3,820	1.19
Securities sold under agreements to repurchase	115,512	35	0.12	112,834	41	0.15	74,717	34	0.18
Federal Home Loan Bank borrowings	—	—	—	—	—	—	199,698	312	0.63
Other borrowings	71,460	422	2.37	71,390	427	2.43	71,185	581	3.28
Total Interest-Bearing Liabilities	4,939,715	1,961	0.16	4,828,246	2,720	0.23	4,723,014	5,950	0.51
Noninterest demand	2,799,643			2,432,038			2,097,038
Other liabilities	116,093			88,654			79,855
Total Liabilities	7,855,451			7,348,938			6,899,907

Shareholders' equity	1,170,395			1,136,416			1,013,095

Total Liabilities & Equity	$9,025,846			$8,485,354			$7,913,002

Cost of deposits			0.08%			0.13%			0.31%
Interest expense as a % of earning assets			0.10%			0.14%			0.33%
Net interest income as a % of earning assets		$65,933	3.23%		$66,741	3.51%		$67,388	3.70%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2021			2020
	Year to Date			Year to Date
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,590,152	$12,857	1.62%	$1,144,086	$16,269	2.84%
Nontaxable	25,756	373	2.90	19,544	304	3.11
Total Securities	1,615,908	13,230	1.64	1,163,630	16,573	2.85

Federal funds sold and other investments	652,847	1,295	0.40	260,775	1,418	1.09

Loans excluding PPP loans	5,121,114	110,817	4.36	5,259,808	123,385	4.72
PPP Loans	557,247	12,013	4.35	212,085	5,068	4.81
Total Loans	5,678,361	122,830	4.36	5,471,893	128,453	4.72

Total Earning Assets	7,947,116	137,355	3.49	6,896,298	146,444	4.27

Allowance for loan losses	(88,873)			(70,948)
Cash and due from banks	291,626			97,002
Premises and equipment	72,141			69,379
Intangible assets	236,640			228,791
Bank owned life insurance	132,785			126,939
Other assets	165,658			136,811
Total Assets	$8,757,093			$7,484,272

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,646,587	$493	0.06%	$1,236,285	$1,131	0.18%
Savings	756,693	255	0.07	558,883	513	0.18
Money market	1,673,559	1,297	0.16	1,161,363	2,749	0.48
Time deposits	621,844	1,711	0.55	1,222,758	8,588	1.41
Securities sold under agreements to repurchase	114,181	76	0.13	72,891	201	0.55
Federal Home Loan Bank borrowings	—	—	—	224,860	1,279	1.14
Other borrowings	71,425	849	2.40	71,149	1,304	3.69
Total Interest-Bearing Liabilities	4,884,289	4,681	0.19	4,548,189	15,765	0.70
Noninterest demand	2,616,856			1,861,126
Other liabilities	102,450			71,413
Total Liabilities	7,603,595			6,480,728

Shareholders' equity	1,153,498			1,003,544

Total Liabilities & Equity	$8,757,093			$7,484,272

Cost of deposits			0.10%			0.43%
Interest expense as a % of earning assets			0.12%			0.46%
Net interest income as a % of earning assets		$132,674	3.37%		$130,679	3.81%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $15.3 million for the second quarter of 2021, a decrease of $2.3 million, or 13%, compared to the first quarter of 2021 and an increase of $0.3 million, or 2%, from the second quarter of 2020. Noninterest income totaled $33.0 million for the six months ended June 30, 2021, an increase of $3.3 million, or 11%, compared to the six months ended June 30, 2020.
Noninterest income is detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2021	2021	2020	2021	2020
Service charges on deposit accounts	$2,338	$2,338	$1,939	$4,676	$4,764
Interchange income	4,145	3,820	3,187	7,965	6,433
Wealth management income	2,387	2,323	1,719	4,710	3,586
Mortgage banking fees	2,977	4,225	3,559	7,202	5,767
Marine finance fees	177	189	157	366	303
SBA gains	232	287	181	519	320
BOLI income	872	859	887	1,731	1,773
Other income	2,249	3,744	2,147	5,993	5,499
	15,377	17,785	13,776	33,162	28,445
Securities (losses) gains, net	(55)	(114)	1,230	(169)	1,249
Total	$15,322	$17,671	$15,006	$32,993	$29,694
Service charges on deposits were $2.3 million in the second quarter of 2021, $2.3 million in the first quarter of 2021 and $1.9 million in the second quarter of 2020. For the six months ended June 30, 2021, service charges on deposits totaled $4.7 million, a decrease of $0.1 million, or 2%, compared to the six months ended June 30, 2020. The decrease in service charges for the six-month period reflects the impact on overdraft fees of higher average deposit balances in the 2021 period. Overdraft fees represent 39% of total service charges on deposits for the six months ended June 30, 2021 and 46% for the six months ended June 30, 2020.
Interchange income reached a record $4.1 million for the three months ended June 30, 2021, an increase of $0.3 million, or 9%, compared to the three months ended March 31, 2021, and an increase of $1.0 million, or 30%, compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, interchange income totaled $8.0 million, an increase of $1.5 million, or 24%, compared to the six months ended June 30, 2020. The 2021 periods reflect higher transactional volume and higher per-card spending with the first half of 2020 negatively impacted by the effect of COVID-19-related shutdowns on consumer consumption.
Wealth management income, including trust fees and brokerage commissions and fees, was a record $2.4 million in the second quarter of 2021, increasing $0.1 million, or 3%, from the first quarter of 2021 and increasing $0.7 million, or 39%, compared to the second quarter of 2020. For the six months ended June 30, 2021, wealth management income totaled $4.7 million, an increase of $1.1 million, or 31%, compared to the six months ended June 30, 2020. Assets under management have grown significantly as the team continues to deliver strong growth through the addition of new relationships. Assets under management have increased $451 million from June 30, 2020 to exceed $1.2 billion at June 30, 2021.
Mortgage banking fees decreased by $1.2 million, or 30%, to $3.0 million in the second quarter of 2021 compared to the first quarter of 2021, and decreased $0.6 million, or 16%, compared to the second quarter of 2020, reflecting the impact of slowing refinance activity and low housing inventory levels. For the six months ended June 30, 2021, mortgage banking fees totaled $7.2 million, an increase of $1.4 million, or 25%, compared to the six months ended June 30, 2020.
SBA gains totaled $0.2 million, a decrease of $0.1 million, or 19%, compared to the first quarter of 2021 and an increase of $0.1 million, or 28%, compared to the second quarter of 2020. For the six months ended June 30, 2021, SBA gains totaled $0.5 million, an increase of $0.2 million, or 62%, compared to the six months ended June 30, 2020.
Bank owned life insurance (“BOLI”) income totaled $0.9 million for the second quarter of 2021, in line with comparative periods. BOLI income totaled $1.7 million for the six months ended June 30, 2021 and $1.8 million for the six months ended

June 30, 2020. The Company purchased $25.0 million of BOLI late in the second quarter of 2021 with a tax equivalent first year yield of 4.50% that will positively impact future periods.
Other income was $2.2 million in the second quarter of 2021, a decrease of $1.5 million, or 40%, quarter-over-quarter and an increase of $0.1 million, or 5%, year-over-year. For the six months ended June 30, 2021, other income totaled $6.0 million, an increase of $0.5 million, or 9%, compared to the six months ended June 30, 2020. Included in other income in the first quarter of 2021 was $1.7 million in income associated with the resolution of contingencies on two loans acquired in 2017. Similar activity is not expected in subsequent periods.
Noninterest Expenses
The Company has demonstrated its commitment to efficiency through disciplined, proactive management of its cost structure. For the second quarter of 2021, the efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses), was 54.93% compared to 53.21% for the first quarter of 2021 and 50.11% for the second quarter of 2020. The increase in the efficiency ratio quarter-over-quarter primarily reflects lower PPP income and lower mortgage banking gains from slowing refinance activity and low housing inventory levels, partially offset by lower cost of deposits and lower noninterest expense. The increase in the efficiency ratio when compared to the prior year quarter reflects higher noninterest expense primarily associated with lower deferrals of salary costs attributed to lower PPP loan production in the second quarter of 2021, and the impact of the lower rate environment on interest income, partially offset by lower cost of deposits. For the six months ended June 30, 2021, the efficiency ratio was 54.05% compared to 54.88% for the six months ended June 30, 2020.
The adjusted efficiency ratio1 was 53.49% in the second quarter of 2021, compared to 51.99% in the first quarter of 2021 and 49.60% in the second quarter of 2020. The increase in the adjusted efficiency ratio quarter-over-quarter primarily reflects lower PPP income, and lower mortgage banking gains from slowing refinance activity and low housing inventory levels, partially offset by lower cost of deposits. The increase in the efficiency ratio when compared to the prior year quarter reflects higher noninterest expense primarily associated with lower deferrals of salary costs attributed to lower PPP loan production in the second quarter of 2021, and the impact of the lower rate environment on interest income, partially offset by lower cost of deposits. At June 30, 2021, adjusted noninterest expense1 as a percent of average tangible assets was 1.98% for the second quarter of 2021 compared to 2.16% for the first quarter of 2021 and 2.11% for the second quarter of 2020. For the six months ended June 30, 2021 the adjusted efficiency ratio1 was 52.72% compared to 51.53% for the six months ended June 30, 2020.

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except ratios)	2021	2021	2020	2021	2020
Noninterest expense, as reported	$45,784	$46,120	$42,399	$91,904	$90,197

Merger-related charges	(509)	(581)	(240)	(1,090)	(4,793)
Amortization of intangibles	(1,212)	(1,211)	(1,483)	(2,423)	(2,939)
Business continuity expenses	—	—	—	—	(307)
Branch reductions and other expense initiatives	(663)	(449)	—	(1,112)	—
Adjusted noninterest expense[1]	$43,400	$43,879	$40,676	$87,279	$82,158

Foreclosed property expense and net (loss)/gain on sale	90	65	(245)	155	70
Provision for credit losses on unfunded commitments	—	—	(178)	—	(224)

Net adjusted noninterest expense[1]	$43,490	$43,944	$40,253	$87,434	$82,004

Efficiency ratio	54.93%	53.21%	50.11%	54.05%	54.88%
Adjusted efficiency ratio[1,2]	53.49	51.99	49.60	52.72	51.53
Adjusted noninterest expense as a percent of average tangible assets[1,2]	1.98	2.16	2.11	2.07	2.28
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
[2]Adjusted efficiency ratio is defined as noninterest expense, including adjustments to noninterest expense divided by aggregated tax equivalent net interest income and noninterest income, including adjustments to revenue.

Noninterest expense for the second quarter of 2021 totaled $45.8 million, a decrease of $0.3 million, or 1%, compared to the first quarter of 2021, and an increase of $3.4 million, or 8%, from the second quarter of 2020. For the six months ended June

30, 2021, noninterest expenses totaled $91.9 million, an increase of $1.7 million, or 2%, compared to the six months ended June 30, 2020. Noninterest expenses are detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2021	2021	2020	2021	2020
Salaries and wages	$22,966	$21,393	$20,226	$44,359	$43,924
Employee benefits	3,953	4,980	3,379	8,933	7,634
Outsourced data processing costs	4,676	4,468	4,059	9,144	8,692
Telephone/data lines	838	785	791	1,623	1,505
Occupancy	3,310	3,789	3,385	7,099	6,738
Furniture and equipment	1,166	1,254	1,358	2,420	2,981
Marketing	1,002	1,168	997	2,170	2,275
Legal and professional fees	2,182	2,582	2,277	4,764	5,640
FDIC assessments	515	526	266	1,041	266
Amortization of intangibles	1,212	1,211	1,483	2,423	2,939
Foreclosed property expense and net (gain) loss on sale	(90)	(65)	245	(155)	(70)
Provision for credit losses on unfunded commitments	—	—	178	—	224
Other	4,054	4,029	3,755	8,083	7,449
Total	$45,784	$46,120	$42,399	$91,904	$90,197
Salaries and wages totaled $23.0 million for the second quarter of 2021, $21.4 million for the first quarter of 2021, and $20.2 million for the second quarter of 2020. Lower PPP loan production in the second quarter of 2021 resulted in lower deferrals of related salary costs. For the six months ended June 30, 2021, salaries and wages totaled $44.4 million, an increase of $0.4 million, or 1%, compared to the six months ended June 30, 2020. The increase compared to the prior year reflects higher salaries from headcount added through acquisition and investments made to support organic growth.
During the second quarter of 2021, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $4.0 million, a decrease of $1.0 million, or 21%, compared to the first quarter of 2021 and an increase of $0.6 million, or 17%, compared to the second quarter of 2020. The first quarter of 2021 included higher seasonal payroll taxes and 401(k) plan contributions, as well as higher healthcare-related costs. For the six months ended June 30, 2021, employee benefit costs totaled $8.9 million, an increase of $1.3 million, or 17%, compared to the six months ended June 30, 2020. The increase reflects the impact of higher health insurance related costs and payroll taxes resulting from headcount added through acquisition and investments made to support organic growth.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $4.7 million, $4.5 million and $4.1 million for the second quarter of 2021, first quarter of 2021 and second quarter of 2020, respectively. For the six months ended June 30, 2021, outsourced data processing costs totaled $9.1 million, an increase of $0.5 million, or 5%, compared to the six months ended June 30, 2020. The Company continues to improve and enhance mobile and other digital products and services through key third parties. Outsourced data processing costs may increase in the future as customers adopt improved products and as business volumes grow.
Telephone and data line expenditures, including electronic communications with customers and between branch and customer support locations and personnel, as well as with third-party data processors, remained flat at $0.8 million for the second quarter of 2021, first quarter of 2021, and second quarter of 2020, respectively. For the six months ended June 30, 2021, telephone and data line expenditures totaled $1.6 million, an increase of $0.1 million, or 8%, compared to the six months ended June 30, 2020.
Total occupancy, furniture and equipment expenses were $4.5 million for the second quarter of 2021, $5.0 million in the first quarter of 2021, and $4.7 million in the second quarter of 2020. For the six months ended June 30, 2021, total occupancy, furniture and equipment expenses totaled $9.5 million, an increase of $0.2 million, or 2%, compared to the six months ended June 30, 2020.

Marketing expenses totaled $1.0 million in the second quarter of 2021, $1.2 million in the first quarter of 2021 and $1.0 million in the second quarter of 2020. For the six months ended June 30, 2021, marketing expenses totaled $2.2 million, a decrease of $0.1 million, or 5%, compared to the six months ended June 30, 2020. Targeted marketing campaigns allow the Company to engage new and existing customers while maintaining a controlled expense base.
Legal and professional fees for the second quarter of 2021 were $2.2 million, a decrease of $0.4 million, or 15%, compared to the first quarter of 2021, and a decrease of $0.1 million, or 4%, compared to the second quarter of 2020. For the six months ended June 30, 2021, legal and professional fees totaled $4.8 million, a decrease of $0.9 million, or 16%, compared to the six months ended June 30, 2020. Acquisition-related expenses were $0.5 million in the second quarter of 2021, $0.6 million in the first quarter of 2021 and $0.2 million in the second quarter of 2020. Acquisition-related expenses were $1.1 million in the six months ended June 30, 2021 and $1.4 million for the six months ended June 30, 2020.
FDIC assessments were $0.5 million for the second quarter of 2021 and $0.5 million the first quarter of 2021, while the second quarter of 2020 benefited from FDIC small bank assessment credits to offset expenses. These credits were fully utilized by the second quarter of 2020. For the six months ended June 30, 2021, FDIC assessments totaled $1.0 million compared to $0.3 million for the six months ended June 30, 2020.
During the second quarter of 2021, the Company recorded gains on the sale of OREO, net of other expenses of $0.1 million compared to gains of $0.1 million in the first quarter of 2021 and write-downs of $0.2 million in the second quarter of 2020 (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality” for more discussion). For the six months ended June 30, 2021, the Company recorded gains on the sale of OREO, net of other expenses of $0.2 million compared to gains of $0.1 million for the six months ended June 30, 2020.
No adjustment to the reserve for credit losses on unfunded lending commitments was recorded in the first or second quarter of 2021, compared to a $0.2 million increase in reserves in the second quarter of 2020.
Other expense totaled $4.1 million, $4.0 million and $3.8 million for the second quarter of 2021, the first quarter of 2021 and the second quarter of 2020, respectively. For the six months ended June 30, 2021, other expense totaled $8.1 million, an increase of $0.6 million, or 9%, compared to the six months ended June 30, 2020.
Income Taxes
For the second quarter of 2021, the Company recorded tax expense of $8.8 million compared to tax expense of $10.2 million in the first quarter of 2021 and $7.2 million in the second quarter of 2020. For the six months ended June 30, 2021, tax expense totaled $18.9 million, an increase of $11.9 million, or 169%, compared to the six months ended June 30, 2020. A tax benefit related to stock-based compensation totaled $0.6 million in the second quarter of 2021, compared to a tax benefit of $0.1 million in the first quarter of 2021 and tax expense of $0.2 million in the second quarter of 2020.
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
Reconciliation of Non-GAAP Measures

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2021	2021	2020	2021	2020
Net income, as reported:
Net income	$31,410	$33,719	$25,080	$65,129	$25,789

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2021	2021	2020	2021	2020

Diluted earnings per share	$0.56	$0.60	$0.47	$1.17	$0.49

Noninterest Income	$15,322	$17,671	$15,006	$32,993	$29,694
Securities (gains) losses, net	55	114	(1,230)	169	(1,249)
Total adjustments to noninterest income	55	114	(1,230)	169	(1,249)
Total Adjusted Noninterest Income	$15,377	$17,785	$13,776	$33,162	$28,445

Noninterest Expense	45,784	$46,120	$42,399	$91,904	$90,197
Merger-related charges	(509)	(581)	(240)	(1,090)	(4,793)
Amortization of intangibles	(1,212)	(1,211)	(1,483)	(2,423)	(2,939)
Business continuity expenses	—	—	—	—	(307)
Branch reductions and other expense initiatives[1]	(663)	(449)	—	(1,112)	—
Total adjustments to noninterest expense	(2,384)	(2,241)	(1,723)	(4,625)	(8,039)
Total Adjusted Noninterest Expense	$43,400	$43,879	$40,676	$87,279	$82,158

Income Taxes	$8,785	$10,157	$7,188	$18,942	$7,033
Tax effect of adjustments	598	577	121	1,175	1,665
Total adjustments to income taxes	598	577	121	1,175	1,665
Adjusted income taxes	9,383	10,734	7,309	20,117	8,698
Adjusted net income	$33,251	$35,497	$25,452	$68,748	$30,914

Earnings per diluted share, as reported	$0.56	$0.60	$0.47	$1.17	$0.49
Adjusted diluted earnings per share	0.59	0.63	0.48	1.23	0.59
Average diluted shares outstanding	55,901	55,992	53,308	55,827	52,807

Adjusted Noninterest Expense	$43,400	$43,879	$40,676	$87,279	$82,158
Foreclosed property expense and net (loss) gain on sale	90	65	(245)	155	70
Provision for unfunded commitments	—	—	(178)	—	(224)
Net Adjusted Noninterest Expense	$43,490	$43,944	$40,253	$87,434	$82,004

Revenue	$81,124	$84,281	$82,278	$165,405	$160,143
Total adjustments to revenue	55	114	(1,230)	169	(1,249)
Impact of FTE adjustment	131	131	116	262	230
Adjusted revenue on a fully tax equivalent basis	$81,310	$84,526	$81,164	$165,836	$159,124
Adjusted Efficiency Ratio	53.49%	51.99%	49.60%	52.72%	51.53%
Net Adjusted Noninterest Expense as a Percent of Average Tangible Assets[2]	1.98%	2.16%	2.11%	2.07%	2.28%

Net Interest Income	$65,802	$66,610	$67,272	$132,412	$130,449
Impact of FTE adjustment	131	131	116	262	230
Net interest income including FTE adjustment	65,933	66,741	67,388	132,674	130,679
Noninterest income	15,322	17,671	15,006	32,993	29,694
Noninterest expense	45,784	46,120	42,399	91,904	90,197
Pre-Tax Pre-Provision Earnings	35,471	38,292	39,995	73,763	70,176
Adjustments to noninterest income	55	114	(1,230)	169	(1,249)
Adjustments to noninterest expense	(2,294)	(2,176)	(2,146)	(4,470)	(8,193)
Adjusted Pre-Tax Pre-Provision Earnings	$37,820	$40,582	$40,911	$78,402	$77,120

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2021	2021	2020	2021	2020
Average Assets	$9,025,846	$8,485,354	$7,913,002	$8,757,093	$7,484,272
Less average goodwill and intangible assets	(235,964)	(237,323)	(230,871)	(236,640)	(228,791)
Average Tangible Assets	$8,789,882	$8,248,031	$7,682,131	$8,520,453	$7,255,481

Return on Average Assets (ROA)	1.40%	1.61%	1.27%	1.50%	0.69%
Impact of removing average intangible assets and related amortization	0.08	0.09	0.10	0.08	0.09
Return on Average Tangible Assets (ROTA)	1.48	1.70	1.37	1.58	0.78
Impact of other adjustments for Adjusted Net Income	0.04	0.05	(0.04)	0.05	0.08
Adjusted Return on Average Tangible Assets	1.52%	1.75%	1.33%	1.63%	0.86%

Average Shareholders' Equity	$1,170,395	$1,136,416	$1,013,095	$1,153,498	$1,003,544
Less average goodwill and intangible assets	(235,964)	(237,323)	(230,871)	(236,640)	(228,791)
Average Tangible Equity	$934,431	$899,093	$782,224	$916,858	$774,753

Return on Average Shareholders' Equity	10.76%	12.03%	9.96%	11.39%	5.17%
Impact of removing average intangible assets and related amortization	3.12	3.59	3.51	3.34	2.10
Return on Average Tangible Common Equity (ROTCE)	13.88	15.62	13.47	14.73	7.27
Impact of other adjustments for Adjusted Net Income	0.39	0.39	(0.38)	0.39	0.75
Adjusted Return on Average Tangible Common Equity	14.27%	16.01%	13.09%	15.12%	8.02%

Loan Interest Income[2]	$60,440	$62,390	$64,929	$122,830	$128,453
Accretion on acquired loans	(2,886)	(2,868)	(2,988)	(5,754)	(7,275)
Interest and fees on PPP loans	(5,127)	(6,886)	(5,068)	(12,013)	(5,068)
Loan interest income excluding PPP and accretion on acquired loans[2]	$52,427	$52,636	$56,873	$105,063	$116,110

Yield on Loans[2]	4.33%	4.39%	4.56%	4.36%	4.72%
Impact of accretion on acquired loans	(0.21)	(0.20)	(0.21)	(0.20)	(0.27)
Impact of PPP loans	0.01	(0.04)	(0.04)	(0.02)	(0.01)
Yield on loans excluding PPP and accretion on acquired loans[2]	4.13%	4.15%	4.31%	4.14%	4.44%

Net Interest Income[2]	$65,933	$66,741	$67,388	$132,674	$130,679
Accretion on acquired loans	(2,886)	(2,868)	(2,988)	(5,754)	(7,275)
Interest and fees on PPP loans	(5,127)	(6,886)	(5,068)	(12,013)	(5,068)
Net interest income excluding PPP and accretion on acquired loans[2]	$57,920	$56,987	$59,332	$114,907	$118,336

Net Interest Margin[2]	3.23%	3.51%	3.70%	3.37%	3.81%
Impact of accretion on acquired loans	(0.14)	(0.15)	(0.16)	(0.15)	(0.21)
Impact of PPP loans	(0.06)	(0.11)	(0.08)	(0.08)	(0.04)
Net interest margin excluding PPP and accretion on acquired loans[2]	3.03%	3.25%	3.46%	3.14%	3.56%

Loan Interest Income[2]	$60,440	$62,390	$64,929	$122,830	$128,453
Tax equivalent adjustment to loans	(92)	(92)	(85)	(184)	(169)
Loan interest income excluding tax equivalent adjustment	$60,348	$62,298	$64,844	$122,646	$128,284

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2021	2021	2020	2021	2020
Securities Interest Income[2]	$6,745	$6,485	$7,725	$13,230	$16,573
Tax equivalent adjustment to securities	(39)	(39)	(31)	(78)	(61)
Securities interest income excluding tax equivalent adjustment	$6,706	$6,446	$7,694	$13,152	$16,512

Net Interest Income[2]	$65,933	$66,741	$67,388	$132,674	$130,679
Tax equivalent adjustments to loans	(92)	(92)	(85)	(184)	(169)
Tax equivalent adjustments to securities	(39)	(39)	(31)	(78)	(61)
Net interest income excluding tax equivalent adjustments	$65,802	$66,610	$67,272	$132,412	$130,449
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company's branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $1.0 billion at June 30, 2021, or 12%, from December 31, 2020, reflecting higher cash balances due to higher customer deposit balances, as well as the origination of PPP loans under the renewed program.
Securities
Information related to maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.
At June 30, 2021, the Company had $1.3 billion in debt securities available-for-sale and $493.5 million in debt securities held-to-maturity. The Company's total debt securities portfolio increased $233.6 million, or 15%, from December 31, 2020.
During the first quarter of 2021, the Company reclassified debt securities with an amortized cost of $210.8 million from available-for-sale to held-to-maturity. These securities had net unrealized gains of $0.8 million at the date of transfer, which will continue to be reported in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield. The effect on interest income of the amortization of net unrealized gains is offset by the amortization of the premium on the securities transferred. The Company has the intent and ability to retain these securities until maturity.
During the six months ended June 30, 2021, there were $669.2 million of debt security purchases and $361.9 million in aggregated paydowns and maturities. For the six months ended June 30, 2021, the Company had $56.2 million in proceeds from sales of securities with net losses of $0.1 million. For the six months ended June 30, 2020, there were $239.2 million debt security purchases and aggregated maturities and principal paydowns totaled $140.3 million. Proceeds from sales of securities during the six months ended June 30, 2020 totaled $92.3 million, with net gains of $1.1 million.
Debt securities generally return principal and interest monthly. At June 30, 2021, available-for-sale debt securities had gross unrealized losses of $6.3 million and gross unrealized gains of $18.7 million, compared to gross unrealized losses of $2.1 million and gross unrealized gains of $28.7 million at December 31, 2020. The modified duration of the available-for-sale portfolio at June 30, 2021 was 3.2 years, compared to 3.8 years at December 31, 2020.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasuries, obligations of U.S. government agencies and obligations of U.S. government sponsored entities totaled $1.5 billion, or 82%, of the total portfolio.
The portfolio includes $73.5 million, with a fair value of $75.2 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $48.4 million, with a fair value of $49.0 million, in private label mortgage-backed residential securities with weighted average credit support of 34%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate mortgage loans. Non-guaranteed agency commercial securities total $25.0 million, with a fair value of $26.2 million. These securities have weighted average credit support of 11%. The collateral underlying these mortgages are primarily pooled multifamily loans.
The Company also has invested $209.8 million, with a fair value of $209.7 million, in uncapped 3-month LIBOR floating rate collateralized loan obligations (“CLOs”). CLOs are special purpose vehicles, and the Company’s holdings purchase nearly all first lien broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of June 30, 2021, the Company held 26 total positions, all of which were in AAA/AA tranches with average credit support of 31%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
Held-to-maturity securities consist solely of mortgage-backed securities and collateralized mortgage obligations guaranteed by government agencies.
At June 30, 2021, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at June 30, 2021, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $5.4 billion at June 30, 2021, a $298.3 million decrease from December 31, 2020. During the six months ended June 30, 2021, the Company participated in the most recent round of the PPP, resulting in originations of $256.0 million. This was offset by $457.0 million in PPP loans that were forgiven by the SBA during the six months ended June 30, 2021. Remaining decreases in loans reflect the impact of continued paydowns, as loan growth is expected to return in the second half of 2021.
For the six months ended June 30, 2021, the Company originated $397.3 million in commercial and commercial real estate loans, compared to $290.2 million for the six months ended June 30, 2020, an increase of $107.1 million, or 37%. The loan pipeline for commercial and commercial real estate loans totaled $322.0 million at June 30, 2021. Prior year’s production and pipeline reflect the impact of the onset of the COVID-19 pandemic where the Company purposefully slowed originations. The current year activity reflects the Company’s return to its pre-pandemic credit policy and strict underwriting guidelines.
The Company originated $164.7 million in residential loans retained in the portfolio during the six months ended June 30, 2021, compared to $49.3 million during the six months ended June 30, 2020, an increase of $115.4 million, or 234%. Residential loans retained in the portfolio in the second quarter of 2021 includes a $38.4 million purchased pool consisting of 30-year fixed rate jumbo residential loans. Saleable production increased for the six months ended June 30, 2021, representing $258.4 million versus $185.3 million during the six months ended June 30, 2020, an increase of 39%.
Consumer originations totaled $110.4 million for the six months ended June 30, 2021, an increase of $1.0 million, or 1%, compared to the six months ended June 30, 2020.
The Company remains committed to sound risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).
The following tables detail loan portfolio composition at June 30, 2021 and December 31, 2020 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in Note E-Loans.

	June 30, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$223,412	$10,408	$527	$234,347
Commercial real estate - owner-occupied	889,221	203,847	34,572	1,127,640
Commercial real estate - non owner-occupied	1,112,290	274,772	25,377	1,412,439
Residential real estate	1,087,313	131,131	8,092	1,226,536
Commercial and financial	811,580	75,245	13,381	900,206
Consumer	166,806	4,949	14	171,769
Paycheck Protection Program	350,531	13,581	—	364,112
Totals	$4,641,153	$713,933	$81,963	$5,437,049

	December 31, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$216,420	$26,250	$2,438	$245,108
Commercial real estate - owner-occupied	854,769	247,090	39,451	1,141,310
Commercial real estate - non owner-occupied	1,043,459	323,273	29,122	1,395,854
Residential real estate	1,155,914	176,105	10,609	1,342,628
Commercial and financial	743,846	94,627	16,280	854,753
Consumer	181,797	6,660	278	188,735
Paycheck Protection Program	515,532	51,429	—	566,961
Totals	$4,711,737	$925,434	$98,178	$5,735,349
The amortized cost basis of loans at June 30, 2021 included net deferred costs of $25.2 million on non-PPP portfolio loans and net deferred fees of $10.6 million on PPP loans. At December 31, 2020, the amortized cost basis included net deferred costs of $22.6 million on non-PPP portfolio loans and net deferred fees of $9.5 million on PPP loans. At June 30, 2021, the remaining fair value adjustments on acquired loans was $24.4 million, or 3.0%, of the outstanding acquired loan balances. At December 31, 2020, the remaining fair value adjustments for acquired loans was $30.2 million, or 2.9%, of the acquired loan balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.
Commercial real estate (“CRE”) loans, inclusive of owner-occupied commercial real estate, increased by $2.9 million, or 0.1%, in the six months ended June 30, 2021, totaling $2.5 billion at June 30, 2021 compared to $2.5 billion at December 31, 2020. Owner-occupied commercial real estate loans represent $1.1 billion, or 44%, of the commercial real estate portfolio.
Fixed-rate and adjustable-rate loans secured by commercial real estate, excluding construction loans, totaled approximately $2.1 billion and $421.6 million, respectively, at June 30, 2021, compared to $2.1 billion and $453.7 million, respectively, at December 31, 2020.
During the six months ended June 30, 2021, the Company participated in the most recent round of the PPP and originated more than 2,700 loans for $256.0 million. Also during the six months ended June 30, 2021, $457.0 million in PPP loans were forgiven by the SBA.
At June 30, 2021, Seacoast had $6.8 million of loans with payment accommodations to borrowers financially impacted by the COVID-19 pandemic, none of which have been classified as TDRs, compared to $74.1 million at December 31, 2020. Interest and fees have continued to accrue on these loans during any payment deferral period.
Residential real estate loans decreased $116.1 million, or 9%, to $1.2 billion as of June 30, 2021, compared to December 31, 2020. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At June 30, 2021, approximately $343.4 million, or 28%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans, which includes hybrid adjustable-rate mortgages, compared to $436.3 million, or 32% at December 31, 2020. Fixed-rate mortgages totaled approximately $567.4 million, or 46%, at June 30, 2021, compared to $499.0 million, or 37% at December 31, 2020. Home equity lines of credit ("HELOCs"), primarily floating rates, totaled $315.7 million at June 30, 2021 and $341.6 million at December 31, 2020. Borrowers in the residential real estate portfolio have an average credit score of 747. Specifically for HELOCs, borrowers have an average credit score of 763. The average LTV of our HELOC portfolio is 67% with 43% of the portfolio being in first lien position at June 30, 2021, compared to 68% with 45% of the portfolio being in the first lien position at December 31, 2020.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $17.0 million, or 9%, to total $171.8 million compared to $188.7 million at December 31, 2020. Borrowers in the consumer portfolio have an average credit score of 733.
At June 30, 2021, the Company had unfunded loan commitments of $1.6 billion compared to $1.5 billion at December 31, 2020.

Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $834.0 million and represented 15% of the total portfolio at June 30, 2021 compared to $753.7 million, or 13%, at year-end 2020.
The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at June 30, 2021 aggregated to $279.5 million, of which $223.8 million was funded compared to $254.3 million at December 31, 2020, of which $188.0 million was funded. The Company had 147 commercial and commercial real estate relationships in excess of $5 million totaling $1.5 billion, of which $1.2 billion was funded at June 30, 2021 compared to 135 relationships totaling $1.3 billion at December 31, 2020, of which $1.2 billion was funded.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital declined to 24% and 164%, respectively, at June 30, 2021, compared to 26% and 169%, respectively, at December 31, 2020. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 22% and 150%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality
Nonperforming assets (“NPAs”) at June 30, 2021 totaled $45.7 million, and were comprised of $32.9 million of nonaccrual loans, $11.0 million of other real estate owned (“OREO”), and $1.8 million of branches and other properties used in bank operations taken out of service. Compared to December 31, 2020, nonaccrual loans decreased $3.2 million, primarily the result of paydowns. The increase in OREO of $0.8 million reflects $1.3 million of capital expenditures, $0.1 million in sales and $0.4 million in write-downs. The decrease in OREO for bank branches of $0.8 million reflects the addition of three branch properties totaling $3.3 million, offset by the sale of four branch properties for $4.1 million. Overall, NPAs decreased $3.1 million, or 6%, from $48.9 million as of December 31, 2020. At June 30, 2021, approximately 82% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At June 30, 2021, nonaccrual loans were written down by approximately $6.7 million, or 10%, of the original loan balance (including reserves on individually evaluated loans).
Nonperforming loans to total loans outstanding at June 30, 2021 decreased to 0.61% from 0.63% at December 31, 2020. Nonperforming assets to total assets at June 30, 2021 decreased to 0.49% from 0.59% at December 31, 2020.
The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.
The Company pursues loan restructurings in select cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing TDRs totaled $4.0 million at June 30, 2021 compared to $4.2 million at December 31, 2020. Accruing TDRs are excluded from the nonperforming asset ratios.
Beginning in March 2020, in response to the economic downturn resulting from the COVID-19 pandemic, the Company has offered short-term payment deferrals to affected borrowers. As of June 30, 2021, pandemic-related deferrals totaled $6.8 million and are not considered TDRs. If economic conditions deteriorate further, these borrowers may be unable to resume scheduled payments, which may result in further modification of terms and the potential for classification as a TDR in future periods.

The table below sets forth details related to nonaccrual and accruing restructured loans.

	June 30, 2021
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$64	$7	$71	$58
Commercial real estate - owner-occupied	—	5,390	5,390	105
Commercial real estate - non owner-occupied	3,740	3,377	7,117	—
Residential real estate	5,958	8,457	14,415	3,525
Commercial and financial	3,417	2,376	5,793	131
Consumer	60	74	134	218
Total	$13,239	$19,681	$32,920	$4,037

	December 31, 2020
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$37	$129	$166	$109
Commercial real estate - owner-occupied	5,682	2,500	8,182	109
Commercial real estate - non owner-occupied	2,030	6,053	8,083	—
Residential real estate	4,074	8,418	12,492	3,740
Commercial and financial	3,777	2,827	6,604	—
Consumer	543	40	583	224
Total	$16,143	$19,967	$36,110	$4,182
At June 30, 2021 and December 31, 2020, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	June 30, 2021		December 31, 2020
(In thousands)	Number	Amount	Number	Amount
Maturity extended	52	$5,258	51	$5,438
Rate reduction	29	3,236	37	4,275
Chapter 7 bankruptcies	9	323	13	417
Not elsewhere classified	6	175	5	160
Total	96	$8,992	106	$10,290
During the six months ended June 30, 2021, there were two defaults totaling $0.1 million of loans that had been modified in TDRs within the preceding twelve months. During the six months ended June 30, 2020, there were three defaults totaling $1.4 million of loans that had been modified to a TDR within the preceding twelve months. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, has been charged off or has been transferred to OREO.
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
During the second quarter of 2021, the Company recorded a reversal of provision of $4.9 million reflecting improvement in the economic forecast. No allowance has been assigned to PPP loans, which are guaranteed by the U.S. government. Net charge-offs for the second quarter of 2021 were $0.7 million, or 0.05%, of average loans and, for the four most recent quarters, averaged 0.10% of outstanding loans. Excluding PPP loans, the ratio of allowance to total loans decreased to 1.60% at June 30, 2021 from 1.71% at March 31, 2021.
The following tables present the activity in the allowance for credit losses on loans by segment:

	Three Months Ended June 30, 2021
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,428	$(469)	$—	$96	$(2)	$4,053
Commercial real estate - owner-occupied	9,792	(1,116)	—	—	—	8,676
Commercial real estate - non owner-occupied	36,229	(1,423)	—	1	—	34,807
Residential real estate	14,353	(2,407)	(21)	621	(3)	12,543
Commercial and financial	18,916	399	(1,564)	265	—	18,016
Consumer	2,925	161	(199)	146	(1)	3,032
Paycheck Protection Program	—	—	—	—	—	—
Totals	$86,643	$(4,855)	$(1,784)	$1,129	$(6)	$81,127

	Six Months Ended June 30, 2021
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$(979)	$—	$114	$(2)	$4,053
Commercial real estate - owner-occupied	9,868	(1,192)	—	—	—	8,676
Commercial real estate - non owner-occupied	38,266	(3,461)	—	2	—	34,807
Residential real estate	17,500	(5,779)	(21)	850	(7)	12,543
Commercial and financial	18,690	1,174	(2,320)	472	—	18,016
Consumer	3,489	(333)	(384)	262	(2)	3,032
Paycheck Protection Program	—	—	—	—	—	—
Totals	$92,733	$(10,570)	$(2,725)	$1,700	$(11)	$81,127

At June 30, 2021, the Company had $1.2 billion in loans secured by residential real estate and $2.5 billion in loans secured by commercial real estate, representing 23% and 47% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
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
The Company does not rely on and is not dependent upon off-balance sheet financing or significant amounts of wholesale funding. Brokered certificates of deposit (“CDs”) at June 30, 2021 were $20.0 million, a decrease of $213.8 million, or 91%, from December 31, 2020.
Cash and cash equivalents, including interest bearing deposits, totaled $1.4 billion on a consolidated basis at June 30, 2021, compared to $404.1 million at December 31, 2020, an increase of 259%. Higher cash and cash equivalent balances at June 30, 2021 reflect favorable deposit growth, including significant growth in transaction account deposit balances during the second quarter. This increase in funding occurred across our customer base at near-zero rates, as new clients were onboarded and existing clients continue to see expansion in cash balances.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available-for-sale and interest-bearing deposits. The Company is also able to provide short-term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At June 30, 2021, the Company had available unsecured lines of credit of $135.0 million and secured lines of credit, which are subject to change, of $1.7 billion. In addition, the Company had $1.5 billion of debt securities and $688.4 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2020, the Company had available unsecured lines of $135.0 million and secured lines of credit of $1.8 billion, and $1.2 billion of debt securities and $733.3 million in residential and commercial real estate loans available as collateral.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the second quarter of 2021, Seacoast Bank distributed $25.6 million to the Company and, at June 30, 2021, is eligible to distribute dividends to the Company of approximately $183.7 million without prior regulatory approval. At June 30, 2021, the Company had cash and cash equivalents at the parent of approximately $87.8 million compared to $70.1 million at December 31, 2020.

Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

	June 30,	December 31,
(In thousands, except ratios)	2021	2020
Noninterest demand	$2,952,160	$2,289,787
Interest-bearing demand	1,763,884	1,566,069
Money market	1,807,190	1,556,370
Savings	811,516	689,179
Time certificates of deposit	501,686	831,156
Total deposits	$7,836,436	$6,932,561

Customer sweep accounts	$119,973	$119,609

Noninterest demand deposits as % of total deposits	38%	33%
The Company’s balance sheet continues to be primarily funded by core deposits.
Total deposits increased $0.9 billion, or 13%, to $7.8 billion at June 30, 2021, compared to $6.9 billion at December 31, 2020. The increase is largely the result of significant growth in transaction account deposit balances as new clients were onboarded and existing clients continue to see expansion in cash balances.
Since December 31, 2020, interest bearing deposits (interest bearing demand, savings and money market deposits) increased $571.0 million, or 15%, to $4.4 billion, and CDs (excluding brokered CDs) decreased $115.7 million, or 19%, to $481.7 million. Noninterest demand deposits were higher by $662.4 million, or 29%, compared to year-end 2020, totaling $3.0 billion. Noninterest demand deposits represented 38% of total deposits at June 30, 2021 and 33% at December 31, 2020.
During the six months ended June 30, 2021, $213.8 million of brokered CDs at an average rate of 1.14% matured. Brokered CDs at June 30, 2021 totaled $20.0 million, compared to $233.8 million at December 31, 2020, and mature in the fourth quarter of 2021.
Customer repurchase agreements totaled $120.0 million at June 30, 2021, increasing $0.4 million from December 31, 2020. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.
The Company participates in programs with third party deposit networks as part of its cash management strategy. Through these programs, the Company can offer its customers access to FDIC insurance on large balances, and the Company can retain or sell, on an overnight basis, the underlying deposits. At June 30, 2021, the Company had sold, on an overnight basis, $115.8 million in deposits, compared to $112.7 million at December 31, 2020. These deposits are not included in the Consolidated Balance Sheet.
No unsecured federal funds purchased were outstanding at June 30, 2021.
At June 30, 2021 and December 31, 2020, borrowings were comprised of subordinated debt of $71.5 million and $71.4 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and there were no borrowings from FHLB. For the six months ended June 30, 2020, FHLB borrowings averaged $224.9 million with a weighted average rate of 1.14%.
The weighted average interest rate of outstanding subordinated debt related to trust preferred securities was 2.40% and 3.69% for the six months ended June 30, 2021 and June 30, 2020, respectively.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $1.6 billion at June 30, 2021 and $1.5 billion at December 31, 2020.
Capital Resources
The Company’s equity capital at June 30, 2021 increased $51.9 million, or 5%, from December 31, 2020 to $1.2 billion. Changes in equity included increases from net income of $65.1 million, partially offset by the issuance of a common stock dividend totaling $7.2 million and the decrease in accumulated other comprehensive income of $10.6 million primarily attributed to the decrease in market value of available-for-sale debt securities.
The ratio of shareholders’ equity to period end total assets was 12.69% and 13.55% at June 30, 2021 and December 31, 2020, respectively. The ratio of tangible shareholders’ equity to tangible assets was 10.43% and 11.01% at June 30, 2021 and December 31, 2020, respectively. The decrease was due to growth in the balance sheet, the result of bank acquisitions, PPP loans and associated liquidity.
Activity in shareholders’ equity for the six months ended June 30, 2021 and 2020 follows:

(In thousands)	2021	2020
Beginning balance at December 31, 2020 and 2019	$1,130,402	$985,639
Net income	65,129	25,789
Cumulative change in accounting principle upon adoption of new accounting pronouncement	—	(16,876)
Issuance of stock pursuant to acquisition	—	21,031
Stock compensation, net of Treasury shares acquired	4,631	2,191
Issuance of common share dividend	(7,246)	—
Change in accumulated other comprehensive income	(10,569)	12,829
Ending balance at June 30, 2021 and 2020	$1,182,347	$1,030,603
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

June 30, 2021	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	19.21%	17.60%	10.00%
Tier 1 Capital Ratio	18.30	16.69	8.00
Common Equity Tier 1 Ratio (CET1)	17.03	16.69	6.50
Leverage Ratio	11.73	10.71	5.00
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 19.21% at June 30, 2021, an increase from December 31, 2020’s ratio of 18.51%. During the first quarter of 2020, the Company adopted interagency guidance which delays the impact of CECL adoption on capital for two years followed by a three-year phase-in period. At June 30, 2021, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.71%, well above the minimum to be well capitalized under regulatory guidelines.

The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $183.7 million of dividends to the Company.
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
The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $71.5 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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
Note F to the financial statements (titled “Allowance for Credit Losses”) summarizes the Company’s allocation of the allowance for credit losses on loans by loan segment and provides detail regarding charge-offs and recoveries for each loan segment and the composition of the loan portfolio at June 30, 2021 and December 31, 2020.
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
Contingent Liabilities – Critical Accounting Policies and Estimates
Seacoast is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of the Company's business activities. These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or its advisers may learn of additional information that can affect the assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At June 30, 2021 and December 31, 2020, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on July 1, 2021, holding all other changes in the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net
Change in Interest Rates	Interest Income
	1-12 months	13-24 months
+2.00%	14.0%	18.0%
+1.00%	6.9%	9.2%
Current	—%	—%
-1.00%	(1.4%)	(7.1%)
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 31.6% at June 30, 2021. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.
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

% Change in
Change in Interest Rates	Economic Value of
Equity
+2.00%	26.7%
+1.00%	14.2%
Current	—%
-1.00%	(14.4%)

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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2021 and concluded that those disclosure controls and procedures are effective.
During the quarter ended June 30, 2021, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six month period ended June 30, 2021, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
1/1/21 to 1/31/21	4,776	$29.45	—	$100,000
2/1/21 to 2/28/21	—	—	—	100,000
3/1/21 to 3/31/21	10,127	36.90	—	100,000
Total - 1st Quarter	14,903	$34.51	—	$100,000
4/1/21 to 4/30/21	44,152	36.52	—	100,000
5/1/21 to 5/31/21	45	37.07	—	100,000
6/1/21 to 6/30/21	—	—	—	100,000
Total - 2nd Quarter	44,197	$36.52	—	$100,000
Year to Date 2021	59,100	$36.01	—	$100,000
[1]Shares purchased from January 1, 2021 through June 30, 2021 represent shares surrendered to the Company to satisfy tax withholding related to the exercise of stock options and the vesting of share-based awards.

On December 17, 2020, the Company's Board of Directors authorized the Company to repurchase up to $100 million of its shares of outstanding common stock. Under the share repurchase program, which will expire on December 31, 2021, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date. As of June 30, 2021, no shares of the Company's common stock had been repurchased under the program.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 2.1 Agreement and Plan of Merger Dated March 23, 2021 by and among the Company, Seacoast Bank, and Legacy Bank of Florida incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed March 26, 2021.

Exhibit 2.2 Amended and Restated Agreement and Plan of Merger Dated June 14, 2021 by and among the Company, Seacoast Bank, and Legacy Bank of Florida incorporated herein by reference from Appendix A to the Company’s Form S-4/A, filed June 14, 2021

Exhibit 3.1.1 Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed May 10, 2006.

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

Exhibit 10.1 Employment Agreement Dated April 19, 2021, by and between Juliette P. Kleffel, Seacoast National Bank and Seacoast Banking Corporation of Florida incorporated herein by reference from Exhibit 10.1 to the Company’s 8-K filed April 20, 2021.

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
Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 5, 2021	/s/ Charles M. Shaffer
Charles M. Shaffer
President and Chief Executive Officer

August 5, 2021	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer