Form 10-Q
period 2021-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2021-11-03
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR

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

Common Stock, $0.10 Par Value – 58,349,137 shares as of September 30, 2021

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Interest and fees on loans	$64,424	$60,487	$187,070	$188,771
Interest and dividends on securities	7,918	7,097	21,070	23,609
Interest on interest bearing deposits and other investments	867	556	2,162	1,974
Total Interest Income	73,209	68,140	210,302	214,354

Interest on deposits	849	1,299	2,894	5,692
Interest on time certificates	583	2,673	2,294	11,261
Interest on borrowed money	453	665	1,378	3,449
Total Interest Expense	1,885	4,637	6,566	20,402

Net Interest Income	71,324	63,503	203,736	193,952

Provision for credit losses	5,091	(845)	(5,479)	36,279

Net Interest Income after Provision for Credit Losses	66,233	64,348	209,215	157,673

Noninterest income
Other income	19,058	16,942	52,220	45,387
Securities (losses) gains, net	(30)	4	(199)	1,253
Total Noninterest Income (Note I – Noninterest Income and Expense)	19,028	16,946	52,021	46,640

Total Noninterest Expenses (Note I – Noninterest Income and Expense)	55,268	51,674	147,172	141,871
Income Before Income Taxes	29,993	29,620	114,064	62,442
Provision for income taxes	7,049	6,992	25,991	14,025
Net Income	$22,944	$22,628	$88,073	$48,417

Share Data
Net income per share of common stock
Diluted	$0.40	$0.42	$1.56	$0.91
Basic	0.40	0.42	1.57	0.91
Average common shares outstanding
Diluted	57,645	54,301	56,441	53,325
Basic	57,148	53,978	55,954	52,926

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net Income	$22,944	$22,628	$88,073	$48,417

Other comprehensive income (loss):

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of tax benefit of $1.3 million and tax benefit of $4.3 million for the three and nine months ended September 30, 2021, respectively, and tax expense of $0.4 million and tax expense of $4.0 million for the three and nine months ended September 30, 2020, respectively	$(4,459)	$1,890	$(15,014)	$16,024
Amortization of unrealized gains and losses on securities transferred to held-to-maturity, net of tax expense of $5 thousand and $16 thousand for the three and nine months ended September 30, 2021, respectively, and tax expense of $12 thousand and $36 thousand for the three and nine months ended September 30, 2020, respectively	21	43	65	137
Reclassification adjustment for losses (gains) included in net income, net of tax benefit of $0 and $19 thousand for the three and nine months ended September 30, 2021, respectively, and tax expense of $0 and $0.3 million for the three and nine months ended September 30, 2020, respectively	—	(4)	91	(1,403)
Available-for-sale securities, net of tax	$(4,438)	$1,929	$(14,858)	$14,758

Unrealized losses on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax benefit of $32 thousand and $83 thousand for the three and nine months ended September 30, 2021, respectively	(94)	—	(243)	—

Total other comprehensive income (loss)	$(4,532)	$1,929	$(15,101)	$14,758

Comprehensive Income	$18,412	$24,557	$72,972	$63,175

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2021	2020
Assets
Cash and due from banks	$199,460	$86,630
Interest bearing deposits with other banks	1,028,235	317,458
Total cash and cash equivalents	1,227,695	404,088

Time deposits with other banks	750	750

Debt securities:
Securities available-for-sale (at fair value)	1,546,155	1,398,157
Securities held-to-maturity (fair value $518.5 million at September 30, 2021 and $192.2 million at December 31, 2020)	526,502	184,484
Total debt securities	2,072,657	1,582,641

Loans held for sale (at fair value)	49,597	68,890

Loans	5,905,884	5,735,349
Less: Allowance for credit losses	(87,823)	(92,733)
Loans, net of allowance for credit losses	5,818,061	5,642,616

Bank premises and equipment, net	71,250	75,117
Other real estate owned	13,628	12,750
Goodwill	252,154	221,176
Other intangible assets, net	16,153	16,745
Bank owned life insurance	193,747	131,776
Net deferred tax assets	24,187	23,629
Other assets	153,619	162,214
Total Assets	$9,893,498	$8,342,392

Liabilities
Deposits	$8,334,172	$6,932,561
Securities sold under agreements to repurchase, maturing within 30 days	105,548	119,609
Subordinated debt	71,576	71,365
Other liabilities	91,682	88,455
Total Liabilities	8,602,978	7,211,990

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 58,742,223 and outstanding 58,349,137 at September 30, 2021, and authorized 120,000,000, issued 55,584,979 and outstanding 55,243,226 shares at December 31, 2020	5,835	5,524
Other shareholders' equity	1,284,685	1,124,878
Total Shareholders' Equity	1,290,520	1,130,402
Total Liabilities and Shareholders' Equity	$9,893,498	$8,342,392

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$88,073	$48,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,139	4,531
Amortization of premiums and discounts on securities, net	5,353	2,890
Amortization of operating lease right-of-use assets	3,263	3,274
Other amortization and accretion, net	(11,715)	(4,402)
Stock based compensation	7,492	5,471
Origination of loans designated for sale	(406,392)	(378,069)
Sale of loans designated for sale	438,422	335,882
Provision for credit losses	(5,479)	36,279
Deferred income taxes	3,325	(6,257)
Losses (gains) on sale of securities	73	(1,102)
Gains on sale of loans	(12,450)	(10,585)
Gains on sale and write-downs of other real estate owned	(380)	(278)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	684	790
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease (increase) in other assets	4,899	(27,735)
Net (decrease) increase in other liabilities	(14,543)	9,174
Net cash provided by operating activities	$104,764	$18,280

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	417,189	211,798
Maturities and repayments of debt securities held-to-maturity	103,254	53,409
Proceeds from sale of debt securities available-for-sale	57,209	96,733
Purchases of debt securities available-for-sale	(848,122)	(626,731)
Purchases of debt securities held-to-maturity	(235,077)	—
Maturities of time deposits with other banks	—	1,495
Net new loans and principal repayments	559,920	(204,282)
Purchases of loans held for investment	(236,699)	—
Proceeds from sale of other real estate owned	4,954	6,174
Additions to other real estate owned	(2,134)	(2,004)
Proceeds from sale of FHLB and Federal Reserve Bank Stock	3,945	37,697
Purchase of FHLB and Federal Reserve Bank Stock	(59)	(26,976)
Net cash from bank acquisition	98,100	71,965
Purchase of bank owned life insurance	(50,000)	—
Additions to bank premises and equipment	(1,697)	(1,373)
Net cash used in investing activities	$(129,217)	$(382,095)

 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash Flows from Financing Activities
Net increase in deposits	$906,690	$826,686
Net (decrease) increase in repurchase agreements	(14,061)	3,387
Net decrease in FHLB borrowings with original maturities of three months or less	—	(235,000)
Repayments of FHLB borrowings with original maturities of more than three months	(33,000)	(80,000)
Proceeds from FHLB borrowings with original maturities of more than three months	—	35,000
Stock based employee benefit plans	3,287	(1,221)
Dividends paid	(14,856)	—
Net cash provided by financing activities	$848,060	$548,852
Net increase in cash and cash equivalents	823,607	185,037
Cash and cash equivalents at beginning of period	404,088	124,531
Cash and cash equivalents at end of period	$1,227,695	$309,568

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,334	$19,834
Cash paid during the period for taxes	28,200	21,712
Recognition of operating lease right-of-use assets, other than through bank acquisition	35	1,887
Recognition of operating lease liabilities, other than through bank acquisition	35	1,887

Supplemental disclosure of non-cash investing activities:
Transfer of debt securities from available-for-sale to held-to-maturity	$210,805	$—
Unsettled purchases of debt securities available-for-sale	8,064	—
Transfers from loans to other real estate owned	—	5,552
Transfers from bank premises to other real estate owned	3,318	1,289
See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at June 30, 2021	55,436	$5,544	$862,598	$314,584	$(10,180)	$9,801	$1,182,347
Comprehensive income	—	—	—	22,944	—	(4,532)	18,412
Stock based compensation expense	23	—	2,358	—	—	—	2,358
Common stock transactions related to stock based employee benefit plans	25	5	(22)	—	34	—	17
Common stock issued for stock options	178	17	2,885	—	—	—	2,902
Issuance of common stock, pursuant to acquisition	2,687	269	86,218	—	—	—	86,487
Conversion of options, pursuant to acquisition	—	—	5,607	—	—	—	5,607
Dividends on common stock ($0.13 per share)	—	—	—	(7,610)	—	—	(7,610)
Three months ended September 30, 2021	2,913	291	97,046	15,334	34	(4,532)	108,173
Balance at September 30, 2021	58,349	$5,835	$959,644	$329,918	$(10,146)	$5,269	$1,290,520

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at June 30, 2020	52,991	$5,299	$811,321	$204,726	$(8,037)	$17,294	$1,030,603
Comprehensive income	—	—	—	22,628	—	1,929	24,557
Stock based compensation expense	39	—	1,948	—	—	—	1,948
Common stock transactions related to stock based employee benefit plans	18	6	(6)	—	96	—	96
Common stock issued for stock options	1	—	16	—	—	—	16
Issuance of common stock, pursuant to acquisition	2,120	212	40,909	—	—	—	41,121
Three months ended September 30, 2020	2,178	218	42,867	22,628	96	1,929	67,738
Balance at September 30, 2020	55,169	$5,517	$854,188	$227,354	$(7,941)	$19,223	$1,098,341

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at December 31, 2020	55,243	$5,524	$856,092	$256,701	$(8,285)	$20,370	$1,130,402
Comprehensive income	—	—	—	88,073	—	(15,101)	72,972
Stock based compensation expense	23	—	6,620	—	—	—	6,620
Common stock transactions related to stock based employee benefit plans	139	17	(40)	—	(1,861)	—	(1,884)
Common stock issued for stock options	257	25	5,147	—	—	—	5,172
Issuance of common stock, pursuant to acquisition	2,687	269	86,218	—	—	—	86,487
Conversion of options, pursuant to acquisition	—	—	5,607	—	—	—	5,607
Dividends on common stock ($0.13 per share)	—	—	—	(14,856)	—	—	(14,856)
Nine months ended September 30, 2021	3,106	311	103,552	73,217	(1,861)	(15,101)	160,118
Balance at September 30, 2021	58,349	$5,835	$959,644	$329,918	$(10,146)	$5,269	$1,290,520

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at December 31, 2019	51,514	$5,151	$786,242	$195,813	$(6,032)	$4,465	$985,639
Comprehensive income	—	—	—	48,417	—	14,758	63,175
Stock based compensation expense	39	—	5,471	—	—	—	5,471
Common stock transactions related to stock based employee benefit plans	395	44	(53)	—	(1,909)	—	(1,918)
Common stock issued for stock options	58	6	692	—	—	—	698
Cumulative change in accounting principle upon adoption of new accounting pronouncement	—	—	—	(16,876)	—	—	(16,876)
Issuance of common stock, pursuant to acquisition	3,163	316	61,836	—	—	—	62,152
Nine months ended September 30, 2020	3,655	366	67,946	31,541	(1,909)	14,758	112,702
Balance at September 30, 2020	55,169	$5,517	$854,188	$227,354	$(7,941)	$19,223	$1,098,341
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
Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

For the three and nine months ended September 30, 2021, no options to purchase shares of the Company's common stock were anti-dilutive, compared to 508,000 shares that were excluded in the computation of diluted earnings per share for both the three and nine months ended September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Basic earnings per share
Net income	$22,944	$22,628	$88,073	$48,417
Average common shares outstanding	57,148	53,978	55,954	52,926
Net income per share	$0.40	$0.42	$1.57	$0.91

Diluted earnings per share
Net income	$22,944	$22,628	$88,073	$48,417
Average common shares outstanding	57,148	53,978	55,954	52,926
Add: Dilutive effect of employee restricted stock and stock options	497	323	487	399
Average diluted shares outstanding	57,645	54,301	56,441	53,325
Net income per share	$0.40	$0.42	$1.56	$0.91
Net income has not been allocated to unvested restricted stock awards that are participating securities because the amounts that would be allocated are not material to net income per share of common stock. Unvested restricted stock awards that are participating securities represent less than one percent of all of the outstanding shares of common stock for each of the periods presented.

Note D – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$6,785	$371	$(2)	$7,154
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,147,743	12,378	(9,450)	1,150,671
Private mortgage-backed securities and collateralized mortgage obligations	75,754	1,710	(236)	77,228
Collateralized loan obligations	277,262	149	(105)	277,306
Obligations of state and political subdivisions	32,016	1,837	(57)	33,796
Totals	$1,539,560	$16,445	$(9,850)	$1,546,155

Debt securities held-to-maturity
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$526,502	$4,702	$(12,740)	$518,464
Totals	$526,502	$4,702	$(12,740)	$518,464

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$8,250	$528	$(1)	$8,777
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,038,437	23,457	(1,240)	1,060,654
Private mortgage-backed securities and collateralized mortgage obligations	89,284	2,131	(210)	91,205
Collateralized loan obligations	202,563	279	(647)	202,195
Obligations of state and political subdivisions	33,005	2,321	—	35,326
Totals	$1,371,539	$28,716	$(2,098)	$1,398,157

Debt securities held-to-maturity
Mortgage-backed securities of U.S. government-sponsored entities	$184,484	$7,818	$(123)	$192,179
Totals	$184,484	$7,818	$(123)	$192,179
Proceeds from sales of securities were $1.0 million for the three months ended September 30, 2021, with no gain or loss recognized. For the nine months ended September 30, 2021, proceeds from sales of securities were $57.2 million, resulting in gross gains of $0.2 million and gross losses of $0.3 million. For the three months ended September 30, 2020, proceeds from sales of securities were $4.4 million, which resulted in gross gains of $4 thousand and no gross losses. For the nine months ended September 30, 2020, proceeds from sales of securities were $96.7 million, which resulted in gross gains of $2.4 million and gross losses of $1.3 million.
Also included in “Securities gains (losses), net” is a decrease of $30 thousand and a decrease of $0.1 million for the three and nine months ended September 30, 2021, respectively, and increases of $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, in the value of a CRA-qualified mutual fund.
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
At September 30, 2021, debt securities with a fair value of $385.5 million were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of debt securities held-to-maturity and available-for-sale at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2021
	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$1,418	$1,442
Due after one year through five years	—	—	13,892	14,828
Due after five years through ten years	—	—	8,376	8,764
Due after ten years	—	—	15,115	15,916
	—	—	38,801	40,950
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	526,502	518,464	1,147,743	1,150,671
Private mortgage-backed securities and collateralized mortgage obligations	—	—	75,754	77,228
Collateralized loan obligations	—	—	277,262	277,306
Totals	$526,502	$518,464	$1,539,560	$1,546,155
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

	September 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$248	$(2)	$248	$(2)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	660,028	(8,696)	15,350	(754)	675,378	(9,450)
Private mortgage-backed securities and collateralized mortgage obligations	13,018	(206)	2,710	(30)	15,728	(236)
Collateralized loan obligations	64,232	(58)	9,459	(47)	73,691	(105)
Obligations of state and political subdivisions	5,443	(57)	—	—	5,443	(57)
Totals	$742,721	$(9,017)	$27,767	$(833)	$770,488	$(9,850)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$256	$(1)	$256	$(1)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	203,405	(1,218)	569	(22)	203,974	(1,240)
Private mortgage-backed securities and collateralized mortgage obligations	23,997	(210)	—	—	23,997	(210)
Collateralized loan obligations	104,697	(102)	72,513	(545)	177,210	(647)
Totals	$332,099	$(1,530)	$73,338	$(568)	$405,437	$(2,098)
At September 30, 2021, the Company had $9.4 million of unrealized losses on mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $675.4 million. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2021, no allowance for credit losses has been recorded.
At September 30, 2021, the Company had $0.2 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $15.7 million. The collateral underlying these mortgage investments is primarily residential real estate. The securities have average credit support of 35%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2021, no allowance for credit losses has been recorded.
At September 30, 2021, the Company had $0.1 million in unrealized losses in uncapped 3-month LIBOR floating rate collateralized loan obligations ("CLOs") having a fair value of $73.7 million. CLOs are special purpose vehicles and those in which the Company has invested acquire nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of September 30, 2021, these positions are in AAA and AA tranches, with average credit support of 37% and 24%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2021, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. As a result, as of September 30, 2021, no allowance for credit losses has been recorded.
Included in other assets at September 30, 2021 is $31.5 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of these cost method investment securities. Also included in other assets is a $9.4 million investment in a CRA-qualified mutual fund carried at fair value. Accrued interest receivable on AFS and HTM debt securities of $3.7 million and $0.8 million at September 30, 2021, respectively, and $3.2 million and $0.4 million at December 31, 2020, respectively, is also included in other assets.
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
•Paycheck Protection Program ("PPP"): Loans originated under a temporary program established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and extended by the Economic Aid Act. Under the terms of the program, balances may be forgiven if the borrower uses the funds in a manner consistent with the program guidelines, and repayment is guaranteed by the U.S. government.
The following tables present net loan balances by segment as of:

	September 30, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$190,344	$37,067	$48	$227,459
Commercial real estate - owner-occupied	951,119	218,128	32,089	1,201,336
Commercial real estate - non owner-occupied	1,166,220	428,095	79,272	1,673,587
Residential real estate	1,278,138	181,344	7,847	1,467,329
Commercial and financial	865,064	97,642	19,846	982,552
Consumer	157,916	5,092	11	163,019
Paycheck Protection Program	153,842	36,760	—	190,602
Totals	$4,762,643	$1,004,128	$139,113	$5,905,884

	December 31, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$216,420	$26,250	$2,438	$245,108
Commercial real estate - owner occupied	854,769	247,090	39,451	1,141,310
Commercial real estate - non-owner occupied	1,043,459	323,273	29,122	1,395,854
Residential real estate	1,155,914	176,105	10,609	1,342,628
Commercial and financial	743,846	94,627	16,280	854,753
Consumer	181,797	6,660	278	188,735
Paycheck Protection Program	515,532	51,429	—	566,961
Totals	$4,711,737	$925,434	$98,178	$5,735,349
The amortized cost basis of loans at September 30, 2021 included net deferred costs of $32.1 million on non-PPP portfolio loans and net deferred fees of $5.4 million on PPP loans. At December 31, 2020, the amortized cost basis included net deferred costs of $22.6 million on non-PPP portfolio loans and net deferred fees of $9.5 million on PPP loans. At September 30, 2021, the remaining fair value adjustments on acquired loans were $26.6 million, or 2.3%, of the outstanding acquired loan balances, compared to $30.2 million, or 2.9%, of the acquired loan balances at December 31, 2020. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.

Accrued interest receivable is included within Other Assets and was $15.2 million and $25.8 million at September 30, 2021 and December 31, 2020, respectively.
The following tables present the status of net loan balances as of September 30, 2021 and December 31, 2020. Loans on short-term payment deferral at the reporting date are reported as current.

	September 30, 2021
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$190,310	$—	$—	$—	$34	$190,344
Commercial real estate - owner-occupied	949,282	671	—	—	1,166	951,119
Commercial real estate - non owner-occupied	1,164,458	—	—	—	1,762	1,166,220
Residential real estate	1,267,081	340	35	—	10,682	1,278,138
Commercial and financial	856,579	1,179	99	1,814	5,393	865,064
Consumer	157,468	269	34	—	145	157,916
Paycheck Protection Program[1]	153,484	358	—	—	—	153,842
Total Portfolio Loans	$4,738,662	$2,817	$168	$1,814	$19,182	$4,762,643

Acquired Non-PCD Loans
Construction and land development	$37,067	$—	$—	$—	$—	$37,067
Commercial real estate - owner-occupied	217,436	—	692	—	—	218,128
Commercial real estate - non owner-occupied	427,170	—	—	—	925	428,095
Residential real estate	178,504	300	—	—	2,540	181,344
Commercial and financial	96,799	334	—	—	509	97,642
Consumer	4,639	15	—	—	438	5,092
Paycheck Protection Program[1]	36,760	—	—	—	—	36,760
Total Acquired Non-PCD Loans	$998,375	$649	$692	$—	$4,412	$1,004,128

PCD Loans
Construction and land development	$42	$—	$—	$—	$6	$48
Commercial real estate - owner-occupied	28,739	—	—	—	3,350	32,089
Commercial real estate - non owner-occupied	76,768	—	—	—	2,504	79,272
Residential real estate	6,007	24	—	—	1,816	7,847
Commercial and financial	17,678	743	83	—	1,342	19,846
Consumer	11	—		—		11
Total PCD Loans	$129,245	$767	$83	$—	$9,018	$139,113

Total Loans	$5,866,282	$4,233	$943	$1,814	$32,612	$5,905,884

[1]Paycheck Protection Program loans are not reflected as past due when forgiveness applications are being processed by the SBA. Repayment of principal and interest is fully guaranteed by the U.S. government.

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
All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.3 million and $0.1 million in interest income on nonaccrual loans during the three months ended September 30, 2021 and 2020, respectively. The Company recognized $0.9 million and $0.5 million in interest income on nonaccrual loans during the nine months ended September 30, 2021 and 2020, respectively.

The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	September 30, 2021
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$40	$—	$40	$—
Commercial real estate - owner-occupied	3,490	1,026	4,516	417
Commercial real estate - non owner-occupied	3,739	1,452	5,191	95
Residential real estate	14,345	693	15,038	362
Commercial and financial	3,443	3,801	7,244	2,658
Consumer	33	550	583	550
Totals	$25,090	$7,522	$32,612	$4,082

	December 31, 2020
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$148	$19	$167	$8
Commercial real estate - owner-occupied	7,893	288	8,181	287
Commercial real estate - non owner-occupied	5,666	2,418	8,084	1,640
Residential real estate	9,520	2,972	12,492	1,587
Commercial and financial	3,175	3,429	6,604	2,235
Consumer	222	360	582	75
Totals	$26,624	$9,486	$36,110	$5,832
Collateral-Dependent Loans
Loans are considered collateral-dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral-dependent loans as of:

(In thousands)	September 30, 2021	December 31, 2020
Construction and land development	$31	$189
Commercial real estate - owner-occupied	5,152	11,992
Commercial real estate - non owner-occupied	5,190	7,285
Residential real estate	15,039	16,652
Commercial and financial	9,302	11,198
Consumer	583	586
Totals	$35,297	$47,902
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
The following tables present the risk rating of loans by year of origination as of:

	September 30, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$62,879	$38,326	$38,517	$26,344	$4,771	$20,952	$35,590	$227,379
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard Impaired	—	—	—	—	—	80	—	80
Doubtful	—	—	—	—	—	—	—	—
Total	$62,879	$38,326	$38,517	$26,344	$4,771	$21,032	$35,590	$227,459
Commercial real estate - owner-occupied
Risk Ratings:
Pass	$155,499	$159,752	$186,442	$142,027	$132,413	$385,244	$8,951	$1,170,328
Special Mention	—	6,588	5,416	655	220	5,690	—	18,569
Substandard	—	—	—	77	3,903	2,770	—	6,750
Substandard Impaired	—	—	2,811	256	1,104	1,518	—	5,689
Doubtful	—	—	—	—	—	—	—	—
Total	$155,499	$166,340	$194,669	$143,015	$137,640	$395,222	$8,951	$1,201,336
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	$248,842	$201,940	$303,903	$202,400	$123,851	$513,792	$7,203	$1,601,931
Special Mention	—	—	2,363	—	1,620	8,397	—	12,380
Substandard	—	4,798	3,856	24,078	1,907	19,446	—	54,085
Substandard Impaired	—	—	1,052	—	—	4,139	—	5,191
Doubtful	—	—	—	—	—	—	—	—
Total	$248,842	$206,738	$311,174	$226,478	$127,378	$545,774	$7,203	$1,673,587
Residential real estate
Risk Ratings:
Pass	$364,563	$119,039	$110,560	$136,044	$132,151	$243,005	$342,581	$1,447,943
Special Mention	—	—	—	47	—	205	285	537
Substandard	—	—	—	—	—	160	35	195
Substandard Impaired	—	488	728	40	5,358	9,335	2,705	18,654
Doubtful	—	—	—	—	—	—	—	—
Total	$364,563	$119,527	$111,288	$136,131	$137,509	$252,705	$345,606	$1,467,329

	September 30, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial and financial
Risk Ratings:
Pass	$229,168	$187,063	$107,743	$83,267	$45,562	$60,048	$222,822	$935,673
Special Mention	563	16,137	219	247	275	149	406	17,996
Substandard	—	388	4,502	3,666	1,491	3,333	25	13,405
Substandard Impaired	—	—	5,394	4,335	1,698	3,389	662	15,478
Doubtful	—	—	—	—	—	—	—	—
Total	$229,731	$203,588	$117,858	$91,515	$49,026	$66,919	$223,915	$982,552
Consumer
Risk Ratings:
Pass	$32,239	$34,927	$30,164	$19,961	$12,050	$18,097	$12,838	$160,276
Special Mention	—	38	90	57	42	50	1,477	1,754
Substandard	—	—	—	11	35	—	198	244
Substandard Impaired	—	15	59	25	79	129	438	745
Doubtful	—	—	—	—	—	—	—	—
Total	$32,239	$34,980	$30,313	$20,054	$12,206	$18,276	$14,951	$163,019
Paycheck Protection Program
Risk Ratings:
Pass	$182,082	$8,520	$—	$—	$—	$—	$—	$190,602
Total	$182,082	$8,520	$—	$—	$—	$—	$—	$190,602
Consolidated
Risk Ratings:
Pass	$1,275,272	$749,567	$777,329	$610,043	$450,798	$1,241,138	$629,985	$5,734,132
Special Mention	563	22,763	8,088	1,006	2,157	14,491	2,168	51,236
Substandard	—	5,186	8,358	27,832	7,336	25,709	258	74,679
Substandard Impaired	—	503	10,044	4,656	8,239	18,590	3,805	45,837
Doubtful	—	—	—	—	—	—	—	—
Total	$1,275,835	$778,019	$803,819	$643,537	$468,530	$1,299,928	$636,216	$5,905,884

	December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$62,107	$52,384	$46,067	$15,873	$7,335	$17,873	$35,324	$236,963
Special Mention	206	245	5,918	—	—	1,449	—	7,818
Substandard	—	—	—	—	—	51	—	51
Substandard Impaired	—	—	—	37	—	239	—	276
Doubtful	—	—	—	—	—	—	—	—
Total	$62,313	$52,629	$51,985	$15,910	$7,335	$19,612	$35,324	$245,108
Commercial real estate - owner-occupied
Risk Ratings:
Pass	$155,953	$198,559	$156,276	$138,341	$148,389	$287,772	$14,255	$1,099,545
Special Mention	5,773	1,858	3,305	—	4,471	4,050	2	19,459
Substandard	—	—	—	4,709	1,955	5,508	—	12,172
Substandard Impaired	—	3,151	747	1,362	—	4,874	—	10,134
Doubtful	—	—	—	—	—	—	—	—
Total	$161,726	$203,568	$160,328	$144,412	$154,815	$302,204	$14,257	$1,141,310

	December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	$159,299	$313,287	$201,112	$123,357	$175,623	$356,943	$8,596	$1,338,217
Special Mention	—	431	9,487	7,580	10,240	114	—	27,852
Substandard	—	—	9,709	—	8,311	3,682	—	21,702
Substandard Impaired	—	2,418	—	—	125	5,540	—	8,083
Doubtful	—	—	—	—	—	—	—	—
Total	$159,299	$316,136	$220,308	$130,937	$194,299	$366,279	$8,596	$1,395,854
Residential real estate
Risk Ratings:
Pass	$96,819	$144,329	$204,077	$205,046	$160,612	$159,742	$350,502	$1,321,127
Special Mention	—	—	33	720	—	966	479	2,198
Substandard	350	—	—	896	—	1,452	100	2,798
Substandard Impaired	109	726	1,520	1,762	715	9,671	2,002	16,505
Doubtful	—	—	—	—	—	—	—	—
Total	$97,278	$145,055	$205,630	$208,424	$161,327	$171,831	$353,083	$1,342,628
Commercial and financial
Risk Ratings:
Pass	$214,774	$146,511	$103,769	$60,782	$39,692	$53,758	$204,304	$823,590
Special Mention	71	946	965	5,612	67	635	209	8,505
Substandard	154	41	3,016	1,609	553	3,239	764	9,376
Substandard Impaired	317	4,595	3,199	2,292	2,074	704	81	13,262
Doubtful[1]	—	—	—	—	—	—	20	20
Total	$215,316	$152,093	$110,949	$70,295	$42,386	$58,336	$205,378	$854,753
Consumer
Risk Ratings:
Pass	$46,476	$43,143	$30,433	$18,937	$21,880	$9,488	$15,089	$185,446
Special Mention	58	27	14	41	42	21	1,854	2,057
Substandard	—	—	—	42	4	151	228	425
Substandard Impaired	7	50	193	24	329	183	21	807
Doubtful	—	—	—	—	—	—	—	—
Total	$46,541	$43,220	$30,640	$19,044	$22,255	$9,843	$17,192	$188,735
Paycheck Protection Program
Risk Ratings:
Pass	$566,961	$—	$—	$—	$—	$—	$—	$566,961
Total	$566,961	$—	$—	$—	$—	$—	$—	$566,961
Consolidated
Risk Ratings:
Pass	$1,302,389	$898,213	$741,734	$562,336	$553,531	$885,576	$628,070	$5,571,849
Special Mention	6,108	3,507	19,722	13,953	14,820	7,235	2,544	67,889
Substandard	504	41	12,725	7,256	10,823	14,083	1,092	46,524
Substandard Impaired	433	10,940	5,659	5,477	3,243	21,211	2,104	49,067
Doubtful[1]	—	—	—	—	—	—	20	20
Total	$1,309,434	$912,701	$779,840	$589,022	$582,417	$928,105	$633,830	$5,735,349
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

Federal banking regulators issued similar guidance that also allows lenders to conclude that short-term modifications for borrowers affected by the pandemic should not be considered TDRs if the borrower was current at the time of modification. Seacoast has provided financially impacted borrowers with loan accommodations, primarily consisting of payment deferrals of up to six months. At its peak on June 30, 2020, loans on deferral represented $1.1 billion, or 21%, of total non-PPP loans. In the second half of 2020, the large majority of these borrowers successfully resumed making contractual payments, and the level of loans with accommodations has decreased to $2.2 million, or 0.04%, of total non-PPP loans as of September 30, 2021. Types of accommodations have included a combination of one or more of the following: full payment deferral, partial payment deferral, reduction of interest rate, extension of the original maturity date, or re-amortization of the facility.
The following table presents the balance of loans with active payment accommodations at the specified dates, excluding PPP loans:

(In thousands)	September 30, 2021	December 31, 2020
Construction and land development	$—	$1,032
Commercial real estate - owner-occupied	582	14,248
Commercial real estate - non owner-occupied	—	32,549
Residential real estate	610	12,839
Commercial and financial	624	11,915
Consumer	338	1,479
Totals	$2,154	$74,062
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
The following table presents loans that were modified in a troubled debt restructuring during the three and nine months ended:

	Three Months Ended September 30,
	2021			2020
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	—	$—	$—	—	$—	$—
Commercial real estate - owner-occupied	—	—	—	—	—	—
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	1	152	152	—	—	—
Commercial and financial	—	—	—	—	—	—
Consumer	—	—	—	1	41	41
Totals	1	$152	$152	1	$41	$41

	Nine Months Ended September 30,
	2021			2020
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	—	$—	$—	—	$—	$—
Commercial real estate - owner-occupied	—	—	—	—	—	—
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	4	231	231	1	45	45
Commercial and financial	1	142	142	4	437	437
Consumer	—	—	—	3	88	88
Totals	5	$373	$373	8	$570	$570

The TDRs described above resulted in a specific allowance for credit losses of $0.2 million as of September 30, 2021 and September 30, 2020. During the nine months ended September 30, 2021, there were two defaults totaling $0.1 million of loans that had been modified in TDRs within the preceding twelve months. During the nine months ended September 30, 2020, there were four defaults totaling $1.4 million of loans that had been modified to a TDR within the preceding twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, is charged off or has been transferred to other real estate owned. For loans measured based on the present value of expected future cash flows, $9,000 and $19,000 for the three months ended September 30, 2021, and 2020, respectively, and $20,000 and $65,000 for the nine months ended September 30, 2021, and 2020, respectively, was included in interest income and represents the change in present value attributable to the passage of time.

Note F – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended September 30, 2021
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,053	$—	$(1,459)	$—	$10	$(1)	$2,603
Commercial real estate - owner-occupied	8,676	—	(24)	—	—	—	8,652
Commercial real estate - non owner-occupied	34,807	1,327	5,278	(1,327)	—	—	40,085
Residential real estate	12,543	—	1,456	(27)	158	(3)	14,127
Commercial and financial	18,016	1,719	(2)	(535)	326	—	19,524
Consumer	3,032	—	(158)	(163)	126	(5)	2,832
Paycheck Protection Program	—	—	—	—	—	—	—
Totals	$81,127	$3,046	$5,091	$(2,052)	$620	$(9)	$87,823

	Three Months Ended September 30, 2020
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$7,161	$39	$475	$—	$26	$—	$7,701
Commercial real estate - owner occupied	5,562	954	689	—	26	(12)	7,219
Commercial real estate - non-owner occupied	38,992	2,096	(7,050)	(25)	5	—	34,018
Residential real estate	20,453	27	(3,196)	(19)	65	(5)	17,325
Commercial and financial	15,514	2,632	8,081	(1,776)	203	—	24,654
Consumer	3,568	15	(244)	(355)	114	(2)	3,096
Paycheck Protection Program	—	—	—	—	—	—	—
Totals	$91,250	$5,763	$(1,245)	$(2,175)	$439	$(19)	$94,013

	Nine Months Ended September 30, 2021
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$—	$(2,438)	$—	$124	$(3)	$2,603
Commercial real estate - owner-occupied	9,868	—	(1,216)	—	—	—	8,652
Commercial real estate - non owner-occupied	38,266	1,327	1,817	(1,327)	2	—	40,085
Residential real estate	17,500	—	(4,323)	(48)	1,008	(10)	14,127
Commercial and financial	18,690	1,719	1,172	(2,855)	798	—	19,524
Consumer	3,489	—	(491)	(547)	388	(7)	2,832
Paycheck Protection Program	—		—	—	—	—	—
Totals	$92,733	$3,046	$(5,479)	$(4,777)	$2,320	$(20)	$87,823

	Nine Months Ended September 30, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$1,842	$1,479	$87	$4,202	$—	$92	$(1)	$7,701
Commercial real estate - owner occupied	5,361	80	1,161	655	(45)	44	(37)	7,219
Commercial real estate - non-owner occupied	7,863	9,341	2,236	14,578	(37)	37	—	34,018
Residential real estate	7,667	5,787	124	3,638	(150)	283	(24)	17,325
Commercial and financial	9,716	3,677	2,643	12,144	(4,642)	1,116	—	24,654
Consumer	2,705	862	28	662	(1,442)	284	(3)	3,096
Paycheck Protection Program	—	—	—	—	—	—	—	—
Totals	$35,154	$21,226	$6,279	$35,879	$(6,316)	$1,856	$(65)	$94,013
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
As of September 30, 2021, the Company utilized Moody’s most recent “U.S. Macroeconomic Outlook Baseline” scenario and considered the uncertainty associated with the assumptions in the Baseline scenario, including the potential for increasing COVID-19 infections, including from variants, and the resulting potential erosion in consumer confidence, and the risk that government stimulus programs are less effective than expected. Outcomes in any or all of these factors could differ from the Baseline scenario, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk not captured in the quantitative model.
In the Construction and Land Development segment, the decrease in reserves during the quarter reflects lower loan balances and improved economic variables relating to residential real estate. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, increases in the allowance resulting from loan growth were offset by the impact of improved economic variables relating to unemployment. Risk characteristics include but are not limited to, collateral type, loan seasoning, and lien position.
In the Commercial Real Estate - Non Owner-Occupied segment, the increase in reserves reflects higher loan balances, partially offset by improved economic forecast variables including lower unemployment. Repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, loan seasoning, and lien position are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The increase in reserves reflects the impact of higher loan balances resulting from organic growth and loans acquired, partially offset by improved economic forecast variables including lower unemployment. Risk characteristics considered for this segment include, but are not limited to, collateral type, lien position, loan to value ratios, and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The increase in reserves is attributed to higher loan balances. Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses.
Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. The decline in the reserve during the quarter reflects lower loan balances and improved economic forecast variables.
Balances outstanding under the Paycheck Protection Program are guaranteed by the U.S. government and have not been assigned a reserve.
The allowance for credit losses is composed of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at September 30, 2021 and December 31, 2020 is shown in the following tables:

	September 30, 2021
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$80	$3	$227,379	$2,600	$227,459	$2,603
Commercial real estate - owner occupied	5,689	420	1,195,647	8,232	1,201,336	8,652
Commercial real estate - non owner-occupied	5,190	95	1,668,397	39,990	1,673,587	40,085
Residential real estate	18,654	513	1,448,675	13,614	1,467,329	14,127
Commercial and financial	15,478	3,350	967,074	16,174	982,552	19,524
Consumer	746	565	162,273	2,267	163,019	2,832
Paycheck Protection Program	—	—	190,602	—	190,602	—
Totals	$45,837	$4,946	$5,860,047	$82,877	$5,905,884	$87,823

	December 31, 2020
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$276	$13	$244,832	$4,907	$245,108	$4,920
Commercial real estate - owner occupied	10,243	402	1,131,067	9,466	1,141,310	9,868
Commercial real estate - non owner-occupied	8,083	1,640	1,387,771	36,626	1,395,854	38,266
Residential real estate	16,506	2,064	1,326,122	15,436	1,342,628	17,500
Commercial and financial	13,281	3,498	841,472	15,192	854,753	18,690
Consumer	807	91	187,928	3,398	188,735	3,489
Paycheck Protection Program	—	—	566,961	—	566,961	—
Totals	$49,196	$7,708	$5,686,153	$85,025	$5,735,349	$92,733

Note G – Derivatives
Back-to-Back Swaps
The Company offers interest rate swaps when requested by customers to allow them to hedge the risk of rising interest rates on their variable rate loans. Upon entering into these swaps, the Company enters into offsetting positions with counterparties in order to minimize the interest rate risk. These back-to-back swaps qualify as freestanding financial derivatives with the fair values reported in other assets and other liabilities. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under the arrangements for financial statement presentation purposes. Gains and losses on these back-to-back swaps, which offset, are recorded through noninterest income. No net gains or losses have been recognized to date on these instruments. As of September 30, 2021, the interest rate swaps had an aggregate notional value of $180.6 million, with a fair value of $9.1 million recorded in other assets and other liabilities. As of December 31, 2020, the interest rate swaps had an aggregate notional value of $182.4 million, with a fair value of $13.3 million recorded in other assets and other liabilities. The weighted average maturity was 6.9 years at September 30, 2021 and 7.5 years at December 31, 2020.
Interest Rate Floors Designated as Cash Flow Hedges
The Company has entered into interest rate floor contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During 2020, the Company entered into two interest rate floor contracts, each with a notional amount of $150.0 million, maturing in October 2023 and November 2023. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. For the three and nine months ended September 30, 2021, the Company recognized a loss through other comprehensive income of $0.2 million and $0.5 million, respectively, and reclassified $0.1 million and $0.2 million, respectively, out of accumulated other comprehensive income and into interest income. As of September 30, 2021 and December 31, 2020, the interest rate floors had a fair value of $0.5 million and $1.0 million, respectively, recorded in other assets in the consolidated balance sheet. Over the next twelve months the Company expects to reclassify $0.4 million from accumulated other comprehensive income into interest income related to these agreements.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
At September 30, 2021
Back-to-back swaps	$180,610	$9,110	Other Assets and Other Liabilities
Interest rate floors	300,000	514	Other Assets

At December 31, 2020
Back-to-back swaps	$182,379	$13,339	Other Assets and Other Liabilities
Interest rate floors	300,000	1,004	Other Assets

Note H – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralized borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	September 30, 2021	December 31, 2020
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	$134,801	$137,268

Note I – Noninterest Income and Expense
Details of noninterest income and expenses for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Noninterest income
Service charges on deposit accounts	$2,495	$2,242	$7,171	$7,006
Interchange income	4,131	3,682	12,096	10,115
Wealth management income	2,562	1,972	7,272	5,558
Mortgage banking fees	2,550	5,283	9,752	11,050
Marine finance fees	152	242	518	545
SBA gains	812	252	1,331	572
BOLI income	1,128	899	2,859	2,672
Other income	5,228	2,370	11,221	7,869
	19,058	16,942	52,220	45,387
Securities (losses) gains, net	(30)	4	(199)	1,253
Total	$19,028	$16,946	$52,021	$46,640

Noninterest expense
Salaries and wages	$27,919	$23,125	$72,278	$67,049
Employee benefits	4,177	3,995	13,110	11,629
Outsourced data processing costs	5,610	6,128	14,754	14,820
Telephone/data lines	810	705	2,433	2,210
Occupancy	3,541	3,858	10,640	10,596
Furniture and equipment	1,567	1,576	3,987	4,557
Marketing	1,353	1,513	3,523	3,788
Legal and professional fees	4,151	3,018	8,915	8,658
FDIC assessments	651	474	1,692	740
Amortization of intangibles	1,306	1,497	3,729	4,436
Foreclosed property expense and net (gain) loss on sale	66	512	(89)	442
Provision for credit losses on unfunded commitments	133	756	133	980
Other	3,984	4,517	12,067	11,966
Total	$55,268	$51,674	$147,172	$141,871
Note J – Equity Capital
The Company is well capitalized and at September 30, 2021, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

Note L – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2021 and December 31, 2020 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2021
Financial Assets
Available-for-sale debt securities[1]	$1,546,155	$199	$1,545,956	$—
Derivative financial instruments[2]	9,624	—	9,624	—
Loans held for sale[2]	49,597	—	49,597	—
Loans[3]	9,945	—	942	9,003
Other real estate owned[4]	13,628	—	390	13,238
Equity securities[5]	9,404	9,404	—	—
Financial Liabilities
Derivative financial instruments[2]	$9,110	$—	$9,110	$—

At December 31, 2020
Financial Assets
Available-for-sale debt securities[1]	$1,398,157	$101	$1,398,056	$—
Derivative financial instruments[2]	14,343	—	14,343	—
Loans held for sale[2]	68,890	—	68,890	—
Loans[3]	8,806	—	1,900	6,906
Other real estate owned[4]	12,750	—	72	12,678
Equity securities[5]	6,530	6,530	—	—
Financial Liabilities
Derivative financial instruments[2]	$13,339	$—	$13,339	$—
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
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on nonaccrual as of September 30, 2021 and December 31, 2020.
The aggregate fair value and contractual balance of loans held for sale as of September 30, 2021 and December 31, 2020 is as follows:

(In thousands)	September 30, 2021	December 31, 2020
Aggregate fair value	$49,597	$68,890
Contractual balance	48,172	66,415
Excess	1,425	2,475
Loans: Loans carried at fair value consist of collateral-dependent real estate loans. Fair value is based on recent real estate appraisals less estimated costs of sale. These evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At September 30, 2021 capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.0%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these loans is considered level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $14.2 million with a specific reserve of $4.3 million at September 30, 2021, compared to $16.5 million with a specific reserve of $7.7 million at December 31, 2020.
For loans classified as Level 3, changes included loan additions of $5.4 million offset by $2.6 million in paydowns and charge-offs and $0.7 million in loans that returned to accruing status for the nine months ended September 30, 2021.
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
For OREO classified as Level 3 at September 30, 2021, changes during the nine months ended included additions of $2.1 million offset by sales and write--downs of $1.6 million.
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. There were no such transfers during the nine months ended September 30, 2021 and 2020.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of September 30, 2021 and December 31, 2020 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Financial Assets
Debt securities held-to-maturity[1]	$526,502	$—	$518,464	$—
Time deposits with other banks	750	—	757	—
Loans, net	5,808,116	—	—	5,810,038
Financial Liabilities
Deposit liabilities	8,334,172	—	—	8,336,134
Subordinated debt	71,576	—	58,399	—

December 31, 2020
Financial Assets
Debt securities held-to-maturity[1]	$184,484	$—	$192,179	$—
Time deposits with other banks	750	—	762	—
Loans, net	5,633,810	—	—	5,686,019
Financial Liabilities
Deposit liabilities	6,932,561	—	—	6,936,097
Subordinated debt	71,365	—	58,227	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2021 and December 31, 2020:
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

Note M – Business Combinations
Proposed Acquisition of Sabal Palm Bancorp, Inc.
On August 23, 2021, the Company announced that it had entered into an agreement and plan of merger with Sabal Palm Bancorp, Inc. (“Sabal Palm”) and its wholly-owned subsidiary, Sabal Palm Bank. Sabal Palm operates three branches across the Sarasota, FL market with $255 million in loans and $389 million in deposits as of September 30, 2021. The acquisition is expected to close in the first quarter of 2022, pending receipt of regulatory and shareholder approvals.
Proposed Acquisition of Business Bank of Florida, Inc.
On August 23, 2021, the Company announced that it had entered into an agreement and plan of merger with Business Bank of Florida, Corp (“BBFC”) and its wholly-owned subsidiary, Florida Business Bank. BBFC operates one branch in Melbourne, FL with $139 million in loans and $169 million in deposits as of September 30, 2021. The acquisition is expected to close in the first quarter of 2022 pending receipt of regulatory and shareholder approvals.
Acquisition of Legacy Bank of Florida
On August 6, 2021, the Company completed its acquisition of Legacy Bank of Florida (“Legacy Bank”). Prior to the acquisition, Legacy Bank operated five branches in Broward and Palm Beach counties.
As a result of this acquisition, the Company expects to expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results.
The Company acquired 100% of the outstanding common stock of Legacy Bank. Under the terms of the definitive agreement, each share of Legacy Bank common stock was converted into the right to receive 0.1703 share of Seacoast common stock.

(In thousands, except per share data)	August 6, 2021
Number of Legacy Bank common shares outstanding	15,778
Per share exchange ratio	0.1703
Number of shares of common stock issued	2,687
Multiplied by common stock price per share on August 6, 2021	$32.19
Value of common stock issued	86,487
Cash paid for fractional shares	7
Fair value of options converted	4,736
Total purchase price	$91,230
The acquisition of Legacy Bank was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $31.0 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.

(In thousands)	Initially Measured August 6, 2021
Assets:
Cash	$98,107
Investment securities	992
Loans	477,215
Bank premises and equipment	2,577
Core deposit intangibles	3,454
Goodwill	30,978
Other assets	15,532
Total assets	$628,855
Liabilities:
Deposits	494,921
Other liabilities	42,705
Total liabilities	$537,626
The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	August 6, 2021
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$37,558	$36,651
Commercial real estate - owner-occupied	35,765	35,363
Commercial real estate - non owner-occupied	241,322	237,091
Residential real estate	71,118	70,541
Commercial and financial	61,274	58,324
Consumer	647	647
PPP loans	38,598	38,598
Total acquired loans	$486,282	$477,215
The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	August 6, 2021
Book balance of loans at acquisition	$66,371
Allowance for credit losses at acquisition	(3,046)
Non-credit related discount	(736)
Total PCD loans acquired	$62,589
The acquisition of Legacy Bank resulted in the addition of $11.2 million in allowance for credit losses, including the $3.0 million identified in the table above for PCD loans, and $8.2 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition.
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

(In thousands)	August 21, 2020
Assets:
Cash	$38,082
Investment securities	3,498
Loans	303,434
Bank premises and equipment	9,480
Core deposit intangibles	1,310
Goodwill	9,030
Other assets	7,088
Total assets	$371,922
Liabilities:
Deposits	$329,662
Other liabilities	543
Total liabilities	$330,205

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	August 21, 2020
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$9,197	$8,851
Commercial real estate - owner-occupied	77,936	75,215
Commercial real estate - non owner-occupied	76,014	71,171
Residential real estate	23,548	23,227
Commercial and financial	72,745	68,096
Consumer	2,748	2,694
PPP loans	55,005	54,180
Total acquired loans	$317,193	$303,434
The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	August 21, 2020
Book balance of loans at acquisition	$59,455
Allowance for credit losses at acquisition	(5,763)
Non-credit related discount	(4,319)
Total PCD loans acquired	$49,373
The acquisition of Fourth Street resulted in the addition of $10.4 million in allowance for credit losses, including the $5.8 million identified in the table above for PCD loans, and $4.6 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition.
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
The acquisition of FBPB resulted in the addition of $2.3 million in allowance for credit losses, including the $0.5 million identified in the table above for PCD loans, and $1.8 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition.
The Company believes the deposits assumed in the acquisition have an intangible value. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.
Pro-Forma Information

Pro-forma data for the three and nine months ended September 30, 2021 presents information as if the acquisition of Legacy Bank occurred at the beginning of 2020, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net interest income	$73,309	$68,164	$216,682	$207,388
Net income	43,401	24,098	104,521	39,930
EPS - basic	$0.75	$0.42	$1.81	$0.72
EPS - diluted	0.74	0.44	1.79	0.71

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
The emphasis of this discussion will be on the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2021 compared to December 31, 2020.
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
•changes in borrowing, borrower credit risks, payment behaviors, spending, or saving by businesses or households including as a result of the financial impact of COVID-19;
•changes in retail distribution strategies, customer preferences and behavior;
•changes in the availability and cost of credit and capital in the financial markets;
•changes in the prices, values and sales volumes of residential and commercial real estate;
•the Company's ability to comply with any regulatory requirements, including such requirements that may become applicable as the Company increases its total assets;
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
•reduction in or the termination of Seacoast's ability to use the mobile-based platform that is critical to the Company's business growth strategy, as well as risks related to transitioning to new or different platforms and service providers;
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
•the risks relating to the recently completed merger including, without limitation: unexpected transaction costs, including the costs of integrating operations; the risks that the business will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues being lower than expected;
•the risks relating to the proposed mergers including, without limitation: the timing to consummate the proposed mergers; the risk that a condition to closing of the proposed mergers may not be satisfied; the risk that the mergers may not be completed at all; the diversion of management time on issues related to the proposed mergers; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the mergers being lower than expected; the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectation; the risk of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures on solicitations of customers by competitors; as well as difficulties and risks inherent with entering new markets; and,
•other factors and risks described under “Risk Factors” herein and in any of the Company's subsequent reports filed with the SEC and available on its website at www.sec.gov.
All written or oral forward-looking statements that are made or are attributable to Seacoast are expressly qualified in their entirety by this cautionary notice. The Company assumes no obligation to update, revise or correct any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.

Business Developments
Impact of COVID-19 Pandemic
The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals have caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. As the restrictive measures eased during 2020 and over the course of 2021, the U.S. economy has begun to recover and with the availability and distribution of multiple COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. While the overall outlook has improved based on the availability of the vaccine to all adults and older children, there continues to be the risk of increases in infection rates in the country, as well as within the State of Florida, attributed to variants, including the Delta variant. Therefore, the risk of further resurgence and possible reimplementation of business restrictions remains.
While indications of recovery exist, we recognize that our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue through the remainder of 2021, especially if new COVID-19 variant infections increase (or are not adequately contained) and new economic restrictions are mandated. Changing consumer behavior and the impact of government support programs including the PPP have contributed to higher customer deposit balances, which may adversely affect our net interest income and net interest margin. Commercial activity has improved, but has not returned in all industries to the levels existing prior to the outbreak of the pandemic, which may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowers include customers in industries such as hotel/lodging, restaurants and retail and commercial real estate, all of which have been significantly impacted by the COVID-19 pandemic, or remain at heightened risk of future negative economic impact, which may be caused or exacerbated by increased COVID-19 variant infections, vaccine hesitancy, or new economic restrictions in our footprint. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.

We have taken deliberate actions to maintain our balance sheet strength to serve our clients and communities, including maintaining higher levels of liquidity and managing our assets and liabilities in order to maintain a strong capital position and support business growth and acquisition opportunities; however, future economic conditions are subject to significant uncertainty. Uncertainties associated with the pandemic include the duration of the COVID-19 outbreak and any related variant infections, and effectiveness of COVID-19 vaccines, the impact to our customers, employees and vendors and the impact to the economy as a whole. We continuously seek to monitor and anticipate developments, but cannot predict all of the various adverse effects COVID-19 will have on our business, financial condition, liquidity or results of operations.
Acquisition of Legacy Bank of Florida
In August 2021, the Company completed the acquisition of Legacy Bank of Florida (“Legacy Bank”), which added $477 million in loans and $495 million in deposits. The acquisition strengthens the Company’s position in South Florida, one of the strongest and fastest growing markets in the country, and complements prior acquisitions in the market. Consolidation activities and related expenses are substantially complete.
Announcement of Sabal Palm Bancorp, Inc. Acquisition
On August 23, 2021, the Company announced that it had entered into an agreement and plan of merger with Sabal Palm Bancorp, Inc. (“Sabal Palm”) and its wholly-owned subsidiary, Sabal Palm Bank. Sabal Palm operates three branches across the Sarasota, FL market with $255 million in loans and $389 million in deposits as of September 30, 2021. The acquisition is expected to close in the first quarter of 2022, pending receipt of regulatory and shareholder approvals. The acquisition will provide entry into Sarasota county, which is located in the North Port-Sarasota-Bradenton MSA.
Announcement of Business Bank of Florida, Corp. Acquisition
On August 23, 2021, the Company announced that it had entered into an agreement and plan of merger with Business Bank of Florida, Corp. (“BBFC”) and its wholly-owned subsidiary, Florida Business Bank. BBFC operates one branch in Melbourne, FL with $139 million in loans and $169 million in deposits as of September 30, 2021. The acquisition is expected to close in the first quarter of 2022 pending receipt of regulatory and shareholder approvals. The acquisition will deepen the Company’s presence in Brevard County, which is located in the Palm Bay-Melbourne-Titusville MSA.

Results of Operations
For the third quarter of 2021, the Company reported net income of $22.9 million, or $0.40 per average diluted share, compared to $31.4 million, or $0.56, for the second quarter of 2021 and $22.6 million, or $0.42, for the third quarter of 2020. For the nine months ended September 30, 2021, net income totaled $88.1 million or $1.56 per average diluted share, an increase of $39.7 million, or 82%, compared to the nine months ended September 30, 2020. Adjusted net income1 for the third quarter of 2021 totaled $29.4 million, or $0.51 per average diluted share, compared to $33.3 million, or $0.59, for the second quarter of 2021 and $27.3 million, or $0.50, for the third quarter of 2020. For the nine months ended September 30, 2021, adjusted net income1 totaled $98.1 million, or $1.74 per average diluted share, compared to $58.3 million, or $1.09 per average diluted share for the nine months ended September 30, 2020.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
	2021	2021	2020	2021	2020
Return on average tangible assets	1.00%	1.48%	1.20%	1.37%	0.93%
Return on average tangible shareholders' equity	9.56	13.88	11.35	12.89	8.71
Efficiency ratio	59.55	54.93	61.65	55.99	57.15

Adjusted return on average tangible assets[1]	1.23%	1.52%	1.38%	1.48%	1.04%
Adjusted return on average tangible shareholders' equity[1]	11.72	14.27	13.06	13.91	9.80
Adjusted efficiency ratio[1]	51.50	53.49	54.82	52.29	52.64
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Net Interest Income and Margin
1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Net interest income for the third quarter of 2021 totaled $71.3 million, increasing $5.5 million, or 8%, compared to the second quarter of 2021, and increasing $7.8 million, or 12%, compared to the third quarter of 2020. For the nine months ended September 30, 2021, net interest income totaled $203.7 million, an increase of $9.8 million, or 5%, compared to the nine months ended September 30, 2020. The increase quarter over quarter and compared to the prior year quarter reflects higher loan and securities balances, and higher recognition of fees on Paycheck Protection Program (“PPP”) loans attributed to higher loan forgiveness. Furthermore, lower interest expense reflects the continued low rate environment and the Company’s efforts to proactively manage rates paid on interest bearing deposits. Net interest margin (on a fully tax equivalent basis)1 was 3.22% in the third quarter of 2021, compared to 3.23% in the second quarter of 2021 and 3.40% in the third quarter of 2020. The decrease during the third quarter of 2021 reflects decreases in yields on both securities and non-PPP loans, partially offset by the impact of higher fees due to higher loan forgiveness on PPP loans and lower rates on interest bearing deposits. Compared to the second quarter of 2021, securities yields declined by four basis points to 1.59% and non-PPP loan yields declined by seven basis points to 4.29% during the third quarter of 2021. Offsetting and favorable was the increase in yields on PPP loans from 4.07% to 8.33%, which includes the impact of higher fee accretion in the current quarter, and a decrease in the cost of deposits from eight basis points in the second quarter of 2021 to seven basis points in the third quarter of 2021. The effect on net interest margin of purchase discounts on acquired loans was an increase of 15 basis points in the third quarter of 2021 compared to an increase of 14 basis points in the second quarter of 2021 and an increase of 17 basis points in the third quarter of 2020. The effect of interest and fees on PPP loans was an increase of 18 basis points in the third quarter of 2021, an increase of six basis points in the second quarter of 2021 and an increase of seven basis points in the third quarter of 2020.
For the nine months ended September 30, 2021, net interest margin (on a fully tax equivalent basis)1 was 3.32%, compared to 3.67% for the nine months ended September 30, 2020. The yield on securities declined from 2.58% for the nine months ended September 30, 2020 to 1.62% for the nine months ended September 30, 2021, reflecting the impact of a lower interest rate environment including the payoff of higher yielding securities being replaced with lower yields on new purchases. The yield on non-PPP loans declined from 4.63% for the nine months ended September 30, 2020 to 4.34% for the nine months ended September 30, 2021, reflecting the impact of the lower interest rate environment. Offsetting and favorable was the increase in yield on PPP loans, which increased from 2.60% for the nine months ended September 30, 2020 to 5.16% for the nine months ended September 30, 2021 as well as the decline in the cost of deposits from 36 basis points for the nine months ended September 30, 2020 to 9 basis points for the nine months ended September 30, 2021. The effect on net interest margin of purchase discounts on acquired loans was an increase of 15 basis points for the nine months ended September 30, 2021 compared to an increase of 20 basis points for the nine months ended September 30, 2020. The effect of interest and fees on PPP loans was an increase of 12 basis points for the nine months ended September 30, 2021, compared to an increase of four basis points for the nine months ended September 30, 2020.
The cost of deposits declined to seven basis points in the third quarter of 2021, compared to eight basis points in the second quarter of 2021 and 24 basis points in the third quarter of 2020. For the nine months ended September 30, 2021, the cost of deposits was nine basis points, a decrease of 27 basis points compared to the nine months ended September 30, 2020. Lower cost of deposits reflects lower market rates, and a favorable shift in product mix to include a higher proportion of noninterest bearing demand deposits to total deposits.
The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Third quarter 2021	$71,455	3.22%	3.31%	0.14%
Second quarter 2021	65,933	3.23%	3.33%	0.16%
Third quarter 2020	63,621	3.40%	3.65%	0.40%

Nine months ended September 30, 2021	204,129	3.32%	3.42%	0.17%
Nine months ended September 30, 2020	194,300	3.67%	4.05%	0.59%
1On tax equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Total average loans increased $105.8 million, or 2%, for the third quarter of 2021 compared to the second quarter of 2021, and decreased $156.8 million, or 3%, from the third quarter of 2020. The increase compared to the prior quarter reflects loan growth including loans acquired from Legacy Bank, partially offset by a decrease in PPP loans attributed to loan forgiveness. The decrease compared to the prior year quarter reflects the impact of PPP loan forgiveness.

Average loans as a percentage of average earning assets totaled 65% for the third quarter of 2021, 68% for the second quarter of 2021 and 79% for the third quarter of 2020.
Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2021	2021	2020	2021	2020
Commercial pipeline at period end	$368,907	$322,014	$256,191	$368,907	$256,191
Commercial loan originations	331,618	193,028	88,245	728,899	378,432

Residential pipeline - saleable at period end	42,847	60,585	149,896	42,847	149,896
Residential loans - sold	95,136	120,099	162,468	353,572	347,792

Residential pipeline - portfolio at period end	35,387	54,132	33,374	35,387	33,374
Residential loans - retained	250,820	118,126	25,404	415,566	74,719

Consumer pipeline at period end	30,980	31,748	17,094	30,980	17,094
Consumer originations	66,400	63,702	62,293	176,847	171,765

PPP originations	—	23,529	8,276	256,007	598,994
Commercial originations during the third quarter of 2021 were $331.6 million, an increase of $138.6 million, or 72%, compared to the second quarter of 2021, and an increase of $243.4 million, or 276%, compared to the third quarter of 2020. Recent investments in commercial banking talent contributed to the increase in production quarter-over-quarter. Commercial originations for the third quarter of 2021 also includes a $17.1 million purchased loan pool.
The commercial pipeline increased $46.9 million, or 15%, to $368.9 million at September 30, 2021, compared to June 30, 2021, and increased $112.7 million, or 44%, compared to September 30, 2020, also reflecting the benefit of investments in commercial banking talent.
The Company originates residential mortgage loans identified for sale to investors in the secondary market. The Company uses rate locks with investors at the time of application, thereby eliminating interest rate risk. Residential loans originated for sale in the secondary market totaled $95.1 million in the third quarter of 2021, compared to $120.1 million in the second quarter of 2021 and $162.5 million in the third quarter of 2020, a decrease of 21% and a decrease of 41%, respectively. Refinance activity has slowed from the peaks seen in 2020, and Florida’s housing inventory remains limited. Residential saleable pipelines were $42.8 million as of September 30, 2021, compared to $60.6 million as of June 30, 2021 and $149.9 million as of September 30, 2020.
Residential loan production retained in the portfolio for the third quarter of 2021 was $250.8 million compared to $118.1 million in the second quarter of 2021 and $25.4 million in the third quarter of 2020. Residential loans retained in the third quarter of 2021 includes $180.8 million in purchased loan pools compared to $38.4 million purchased during the second quarter of 2021. The Company fully underwrites acquired loans prior to executing transactions. The pipeline of residential loans intended to be retained in the portfolio was $35.4 million as of September 30, 2021, compared to $54.1 million as of June 30, 2021, and $33.4 million as of September 30, 2020.
Consumer originations totaled $66.4 million during the third quarter of 2021, an increase of $2.7 million, or 4%, from the second quarter of 2021 and an increase of $4.1 million, or 7%, from the third quarter of 2020. The consumer pipeline was $31.0 million as of September 30, 2021, compared to $31.7 million as of June 30, 2021 and $17.1 million at September 30, 2020.
In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions for the Paycheck Protection Program (“PPP”) offered through the U.S. Small Business Administration (“SBA”). Loans originated under this program have a contractual rate of interest of 1% with principal and interest that may be forgiven, provided that the borrower uses the funds in a manner consistent with PPP guidelines. Seacoast has assisted more than 8,000 borrowers through the PPP since inception, $675.7 million in PPP loan balances have been forgiven, and remaining outstanding balances total $190.6 million at September 30, 2021.

Average debt securities increased $341.8 million, or 21%, during the third quarter of 2021 compared to the second quarter of 2021, and were $651.1 million, or 48%, higher compared to the third quarter of 2020. Increases reflect the investment of excess liquidity, partially offset by paydowns and maturities.
The cost of average interest-bearing liabilities contracted in the third quarter of 2021 to 14 basis points from 16 basis points in the second quarter of 2021, and from 40 basis points in the third quarter of 2020. The cost of average total deposits (including noninterest bearing demand deposits) in the third quarter of 2021 was 7 basis points compared to 8 basis points in the second quarter of 2021 and 24 basis points in the third quarter of 2020, reflecting continued repricing downward of interest-bearing deposits and time deposits.
During the third quarter of 2021, average transaction deposits (noninterest and interest bearing demand) increased $384.9 million, or 9%, compared to the second quarter of 2021 and increased $1.2 billion, or 34%, compared to the third quarter of 2020, reflecting the acquisition of Legacy Bank, the inflow of new customers, and higher deposit balances for existing customers.
The Company’s deposit mix remains favorable, with 93% of average deposit balances comprised of savings, money market, and demand deposits for the nine months ended September 30, 2021. Seacoast's average cost of deposits, including noninterest bearing demand deposits, decreased to 9 basis points for the nine months ended September 30, 2021 compared to 36 basis points for the nine months ended September 30, 2020, reflecting the lower interest rate environment and shifts in deposit mix with a higher proportion of low cost deposits. Brokered CDs totaled $20.0 million at September 30, 2021, with a weighted average rate of 0.32%. The Company participates in programs with third party deposit networks as part of its liquidity management strategy, particularly as it approaches $10 billion in assets. Through these programs, the Company can offer its customers access to FDIC insurance on large balances, and the Company can retain or sell, on an overnight basis, the underlying deposits. The Company expects to remain below $10 billion in assets at year end 2021, and at September 30, 2021, the Company had sold, on an overnight basis, $233.1 million in deposits, compared to $112.7 million at December 31, 2020. These deposits are not included in the Consolidated Balance Sheet.
Sweep repurchase agreements with customers increased $37.5 million, or 48%, year-over-year. For the nine months ended September 30, 2021, the average balance was $116.3 million compared to an average balance of $78.8 million for the nine months ended September 30, 2020. The average rate on customer sweep repurchase accounts was 0.13% for the nine months ended September 30, 2021, compared to 0.41% for the nine months ended September 30, 2020. No federal funds purchased were utilized at September 30, 2021 nor September 30, 2020.
In connection with the Legacy Bank transaction, the Company acquired $33.0 million in FHLB borrowings during the third quarter of 2021, which were immediately repaid for a nominal fee. The Company had no other FHLB borrowings during the nine months ended September 30, 2021 compared to $180.9 million with an average rate of 1.08% for the nine months ended September 30, 2020. The decrease reflects the impact of higher average deposit balances that were sufficient to fund the Company’s liquidity needs during 2021.
For the nine months ended September 30, 2021, subordinated debt averaged $71.5 million, compared to $71.2 million for the nine months ended September 30, 2020. The average rate on subordinated debt for the nine months ended September 30, 2021 was 2.37%, compared to 3.28% for the nine months ended September 30, 2020. The subordinated debt relates to trust preferred securities issued by subsidiary trusts of the Company.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2021						2020
	Third Quarter			Second Quarter			Third Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,971,520	$7,775	1.58%	$1,629,410	$6,559	1.61%	$1,322,160	$6,972	2.11%
Nontaxable	25,311	181	2.86	25,581	186	2.90	23,570	157	2.67
Total Securities	1,996,831	7,956	1.59	1,654,991	6,745	1.63	1,345,730	7,129	2.12

Federal funds sold and other investments	1,091,997	867	0.31	925,323	709	0.31	239,511	556	0.92

Loans excluding PPP loans	5,422,350	58,600	4.29	5,092,897	55,313	4.36	5,242,776	58,854	4.47
PPP Loans	281,724	5,917	8.33	505,339	5,127	4.07	618,088	1,719	1.11
Total Loans	5,704,074	64,517	4.49	5,598,236	60,440	4.33	5,860,864	60,573	4.11

Total Earning Assets	8,792,902	73,340	3.31	8,178,550	67,894	3.33	7,446,105	68,258	3.65

Allowance for loan losses	(88,412)			(86,042)			(92,151)
Cash and due from banks	386,781			327,171			138,749
Premises and equipment	70,667			70,033			72,572
Intangible assets	254,980			235,964			228,801
Bank owned life insurance	164,879			133,484			129,156
Other assets	171,937			166,686			163,658
Total Assets	$9,753,734			$9,025,846			$8,086,890

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,891,092	$219	0.05%	$1,692,178	$235	0.06%	$1,364,947	$330	0.10%
Savings	842,018	65	0.03	790,734	118	0.06	648,319	170	0.10
Money market	1,860,386	565	0.12	1,736,481	627	0.14	1,328,931	799	0.24
Time deposits	572,661	583	0.40	533,350	524	0.39	1,051,316	2,673	1.01
Securities sold under agreements to repurchase	120,507	35	0.12	115,512	35	0.12	90,357	40	0.18
Federal Home Loan Bank borrowings	—	—	—	—	—	—	93,913	181	0.77
Other borrowings	71,530	418	2.32	71,460	422	2.37	71,258	444	2.48
Total Interest-Bearing Liabilities	5,358,194	1,885	0.14	4,939,715	1,961	0.16	4,649,041	4,637	0.40
Noninterest demand	2,985,582			2,799,643			2,279,584
Other liabilities	161,411			116,093			96,458
Total Liabilities	8,505,187			7,855,451			7,025,083

Shareholders' equity	1,248,547			1,170,395			1,061,807

Total Liabilities & Equity	$9,753,734			$9,025,846			$8,086,890

Cost of deposits			0.07%			0.08%			0.24%
Interest expense as a % of earning assets			0.09%			0.10%			0.25%
Net interest income as a % of earning assets		$71,455	3.22%		$65,933	3.23%		$63,621	3.40%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2021			2020
	Year to Date			Year to Date
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,718,671	$20,632	1.60%	$1,203,877	$23,241	2.57%
Nontaxable	25,606	554	2.88	20,895	461	2.94
Total Securities	1,744,277	21,186	1.62	1,224,772	23,702	2.58

Federal funds sold and other investments	800,839	2,162	0.36	253,635	1,974	1.04

Loans excluding PPP loans	5,222,629	169,417	4.34	5,254,089	182,239	4.63
PPP Loans	464,397	17,930	5.16	348,407	6,787	2.60
Total Loans	5,687,026	187,347	4.40	5,602,496	189,026	4.51

Total Earning Assets	8,232,142	210,695	3.42	7,080,903	214,702	4.05

Allowance for loan losses	(88,717)			(78,067)
Cash and due from banks	323,693			111,019
Premises and equipment	71,644			70,451
Intangible assets	242,820			228,795
Bank owned life insurance	143,601			127,683
Other assets	167,775			145,827
Total Assets	$9,092,958			$7,686,611

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$1,728,985	$712	0.06%	$1,279,485	$1,461	0.15%
Savings	785,447	320	0.05	588,913	683	0.15
Money market	1,736,519	1,862	0.14	1,217,627	3,548	0.39
Time deposits	605,269	2,294	0.51	1,165,194	11,261	1.29
Securities sold under agreements to repurchase	116,304	112	0.13	78,755	241	0.41
Federal Home Loan Bank borrowings	—	—	—	180,893	1,460	1.08
Other borrowings	71,460	1,266	2.37	71,186	1,748	3.28
Total Interest-Bearing Liabilities	5,043,984	6,566	0.17	4,582,053	20,402	0.59
Noninterest demand	2,741,115			2,001,630
Other liabilities	122,329			79,821
Total Liabilities	7,907,428			6,663,504

Shareholders' equity	1,185,530			1,023,107

Total Liabilities & Equity	$9,092,958			$7,686,611

Cost of deposits			0.09%			0.36%
Interest expense as a % of earning assets			0.11%			0.38%
Net interest income as a % of earning assets		$204,129	3.32%		$194,300	3.67%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $19.0 million for the third quarter of 2021, an increase of $3.7 million, or 24%, compared to the second quarter of 2021 and an increase of $2.1 million, or 12%, from the third quarter of 2020. Noninterest income totaled $52.0 million for the nine months ended September 30, 2021, an increase of $5.4 million, or 12%, compared to the nine months ended September 30, 2020.
Noninterest income is detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2021	2021	2020	2021	2020
Service charges on deposit accounts	$2,495	$2,338	$2,242	$7,171	$7,006
Interchange income	4,131	4,145	3,682	12,096	10,115
Wealth management income	2,562	2,387	1,972	7,272	5,558
Mortgage banking fees	2,550	2,977	5,283	9,752	11,050
Marine finance fees	152	177	242	518	545
SBA gains	812	232	252	1,331	572
BOLI income	1,128	872	899	2,859	2,672
Other income	5,228	2,249	2,370	11,221	7,869
	19,058	15,377	16,942	52,220	45,387
Securities (losses) gains, net	(30)	(55)	4	(199)	1,253
Total	$19,028	$15,322	$16,946	$52,021	$46,640
Service charges on deposits were $2.5 million in the third quarter of 2021, $2.3 million in the second quarter of 2021 and $2.2 million in the third quarter of 2020. For the nine months ended September 30, 2021, service charges on deposits totaled $7.2 million, an increase of $0.2 million, or 2%, compared to the nine months ended September 30, 2020. The increase in service charges for the nine-month period reflects an increase in customer deposit accounts. Overdraft fees represent 40% of total service charges on deposits for the nine months ended September 30, 2021 and 44% for the nine months ended September 30, 2020.
Interchange income remained flat at $4.1 million for the three months ended September 30, 2021, compared to the three months ended June 30, 2021, and increased $0.4 million, or 12%, compared to the three months ended September 30, 2020. Third quarter activity reflects stable transaction volume despite the impact of the COVID-19 delta variant on spending early in the third quarter. For the nine months ended September 30, 2021, interchange income totaled $12.1 million, an increase of $2.0 million, or 20%, compared to the nine months ended September 30, 2020. The 2021 periods reflect the return of transactional volume and higher per-card spending in the current year when compared to the prior year, which was negatively affected by COVID-19-related shutdowns and reduced consumer consumption.
Wealth management income, including trust fees and brokerage commissions and fees, was a record $2.6 million in the third quarter of 2021, increasing $0.2 million, or 7%, from the second quarter of 2021 and increasing $0.6 million, or 30%, compared to the third quarter of 2020. For the nine months ended September 30, 2021, wealth management income totaled $7.3 million, an increase of $1.7 million, or 31%, compared to the nine months ended September 30, 2020. The wealth management team continues to successfully win business with commercial relationships and high net worth families across the Company’s footprint, as reflected through the growth of assets under management from $792.6 million at September 30, 2020 to $1.2 billion at September 30, 2021.
Mortgage banking fees decreased by $0.4 million, or 14%, to $2.5 million in the third quarter of 2021 compared to the second quarter of 2021, and decreased $2.7 million, or 52%, compared to the third quarter of 2020, reflecting the impact of lower refinance activity and low housing inventory levels. For the nine months ended September 30, 2021, mortgage banking fees totaled $9.8 million, a decrease of $1.3 million, or 12%, compared to the nine months ended September 30, 2020.
SBA gains were a record $0.8 million, an increase of $0.6 million, compared to the second quarter of 2021 and an increase of $0.6 million, compared to the third quarter of 2020. Higher saleable loan production reflects a renewed focus on saleable activity as the PPP program winds down. For the nine months ended September 30, 2021, SBA gains totaled $1.3 million, an increase of $0.8 million, or 133%, compared to the nine months ended September 30, 2020.

Bank owned life insurance (“BOLI”) income was $1.1 million for the third quarter of 2021, an increase of $0.3 million compared to both the second quarter of 2021 and the third quarter of 2020. The increase is attributed to additions to BOLI, including $25.0 million purchased late in the second quarter, with a tax equivalent yield of 4.50%. In addition, the Company acquired $9.1 million in BOLI from Legacy Bank, and an additional $25.0 million was purchased late in the third quarter of 2021. BOLI income totaled $2.9 million for the nine months ended September 30, 2021 and $2.7 million for the nine months ended September 30, 2020.
Other income was $5.2 million in the third quarter of 2021, an increase of $3.0 million quarter-over-quarter and an increase of $2.9 million year-over-year, reflecting the impact of gains on SBIC investments during the quarter. Returns recognized on these investments will vary and are not expected to occur on a routine basis. For the nine months ended September 30, 2021, other income totaled $11.2 million, an increase of $3.4 million, or 43%, compared to the nine months ended September 30, 2020.
Noninterest Expenses
The Company has demonstrated its commitment to efficiency through disciplined, proactive management of its cost structure. For the third quarter of 2021, the efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses), was 59.55% compared to 54.93% for the second quarter of 2021 and 61.65% for the third quarter of 2020. The increase in the efficiency ratio quarter over quarter primarily reflects higher net interest income and higher non-interest income, which was more than offset by the impact of higher expenses, primarily resulting from the Legacy Bank acquisition during the third quarter of 2021. The decrease in the efficiency ratio when compared to the prior year quarter reflects higher net interest income and higher noninterest income. Both periods reflected the impact of higher expenses from acquisitions with the completion of the Freedom Bank acquisition in the third quarter of 2020. For the nine months ended September 30, 2021, the efficiency ratio was 55.99% compared to 57.15% for the nine months ended September 30, 2020.
The adjusted efficiency ratio12was 51.50% in the third quarter of 2021, compared to 53.49% in the second quarter of 2021 and 54.82% in the third quarter of 2020. The decrease in the adjusted efficiency ratio1 compared to the prior quarter and the prior year quarter primarily reflects higher net interest income and higher noninterest income. At September 30, 2021, adjusted noninterest expense1 as a percent of average tangible assets was 1.95% for the third quarter of 2021 compared to 1.98% for the second quarter of 2021 and 2.24% for the third quarter of 2020. For the nine months ended September 30, 2021 the adjusted efficiency ratio1 was 52.29% compared to 52.64% for the nine months ended September 30, 2020.
12Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except ratios)	2021	2021	2020	2021	2020
Noninterest expense, as reported	$55,268	$45,784	$51,674	$147,172	$141,871

Merger-related charges	(6,281)	(509)	(4,281)	(7,371)	(9,074)
Amortization of intangibles	(1,306)	(1,212)	(1,497)	(3,729)	(4,436)
Business continuity expenses	—	—	—	—	(307)
Branch reductions and other expense initiatives	(870)	(663)	(464)	(1,982)	(464)
Adjusted noninterest expense[1]	$46,811	$43,400	$45,432	$134,090	$127,590

Foreclosed property expense and net (loss)/gain on sale	(66)	90	(512)	89	(442)
Provision for credit losses on unfunded commitments	(133)	—	(756)	(133)	(980)

Net adjusted noninterest expense[1]	$46,612	$43,490	$44,164	$134,046	$126,168

Efficiency ratio	59.55%	54.93%	61.65%	55.99%	57.15%
Adjusted efficiency ratio[1,2]	51.50	53.49	54.82	52.29	52.64
Adjusted noninterest expense as a percent of average tangible assets[1,2]	1.95	1.98	2.24	2.03	2.26
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
[2]Adjusted efficiency ratio is defined as noninterest expense, including adjustments to noninterest expense divided by aggregated tax equivalent net interest income and noninterest income, including adjustments to revenue.

Noninterest expense for the third quarter of 2021 totaled $55.3 million, an increase of $9.5 million, or 21%, compared to the second quarter of 2021, and an increase of $3.6 million, or 7%, from the third quarter of 2020. For the nine months ended

September 30, 2021, noninterest expenses totaled $147.2 million, an increase of $5.3 million, or 4%, compared to the nine months ended September 30, 2020. Noninterest expenses are detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2021	2021	2020	2021	2020
Salaries and wages	$27,919	$22,966	$23,125	$72,278	$67,049
Employee benefits	4,177	3,953	3,995	13,110	11,629
Outsourced data processing costs	5,610	4,676	6,128	14,754	14,820
Telephone/data lines	810	838	705	2,433	2,210
Occupancy	3,541	3,310	3,858	10,640	10,596
Furniture and equipment	1,567	1,166	1,576	3,987	4,557
Marketing	1,353	1,002	1,513	3,523	3,788
Legal and professional fees	4,151	2,182	3,018	8,915	8,658
FDIC assessments	651	515	474	1,692	740
Amortization of intangibles	1,306	1,212	1,497	3,729	4,436
Foreclosed property expense and net loss (gain) on sale	66	(90)	512	(89)	442
Provision for credit losses on unfunded commitments	133	—	756	133	980
Other	3,984	4,054	4,517	12,067	11,966
Total	$55,268	$45,784	$51,674	$147,172	$141,871
Salaries and wages totaled $27.9 million for the third quarter of 2021, $23.0 million for the second quarter of 2021, and $23.1 million for the third quarter of 2020. The third quarter includes $2.6 million in merger-related expenses, as well as increases relating to the addition of the Legacy Bank branch franchise, and increases resulting from investments in commercial banking talent. For the nine months ended September 30, 2021, salaries and wages totaled $72.3 million, an increase of $5.2 million, or 8%, compared to the nine months ended September 30, 2020. The increase compared to the prior year reflects higher salaries from headcount added through acquisitions and investments made to support organic growth.
During the third quarter of 2021, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $4.2 million, an increase of $0.2 million, or 6%, compared to the second quarter of 2021 and an increase of $0.2 million, or 5%, compared to the third quarter of 2020. The third quarter of 2021 included higher healthcare-related costs attributed to increased headcount. For the nine months ended September 30, 2021, employee benefit costs totaled $13.1 million, an increase of $1.5 million, or 13%, compared to the nine months ended September 30, 2020. The increase reflects the impact of higher health insurance related costs and payroll taxes resulting from headcount added through acquisitions and investments made to support organic growth.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $5.6 million, $4.7 million and $6.1 million for the third quarter of 2021, second quarter of 2021 and third quarter of 2020, respectively. The third quarter of 2021 included $0.9 million in merger-related costs related to data conversion, while the third quarter of 2020 included $1.9 million in merger-related costs. For the nine months ended September 30, 2021 and September 30, 2020, outsourced data processing costs totaled $14.8 million. The Company continues to improve and enhance mobile and other digital products and services through key third parties. Outsourced data processing costs may increase in the future as customers adopt improved products and as business volumes grow.
Telephone and data line expenditures, including electronic communications with customers and between branch and customer support locations and personnel, as well as with third-party data processors, were $0.8 million, $0.8 million, and $0.7 million for the third quarter of 2021, second quarter of 2021, and third quarter of 2020, respectively. For the nine months ended September 30, 2021, telephone and data line expenditures totaled $2.4 million, an increase of $0.2 million, or 10%, compared to the nine months ended September 30, 2020.
Total occupancy, furniture and equipment expenses were $5.1 million in the third quarter of 2021, $4.5 million in the second quarter of 2021, and $5.4 million in the third quarter of 2020. Increases in the third quarter reflect merger-related equipment disposals, as well as increases relating to the addition of the Legacy Bank branch franchise. For the nine months ended

September 30, 2021, total occupancy, furniture and equipment expenses totaled $14.6 million, a decrease of $0.5 million, or 3%, compared to the nine months ended September 30, 2020.
Marketing expenses totaled $1.4 million in the third quarter of 2021, $1.0 million in the second quarter of 2021 and $1.5 million in the third quarter of 2020. For the nine months ended September 30, 2021, marketing expenses totaled $3.5 million, a decrease of $0.3 million, or 7%, compared to the nine months ended September 30, 2020. Targeted marketing campaigns allow the Company to engage new and existing customers while maintaining a controlled expense base.
Legal and professional fees for the third quarter of 2021 were $4.2 million, an increase of $2.0 million, or 90%, compared to the second quarter of 2021, and an increase of $1.1 million, or 38%, compared to the third quarter of 2020. For the nine months ended September 30, 2021, legal and professional fees totaled $8.9 million, an increase of $0.3 million, or 3%, compared to the nine months ended September 30, 2020. Acquisition-related expenses were $2.0 million in the third quarter of 2021, $0.5 million in the second quarter of 2021, and $1.3 million in the third quarter of 2020.
FDIC assessments were $0.7 million for the third quarter of 2021 and $0.5 million in both the second quarter of 2021 and the third quarter of 2020. For the nine months ended September 30, 2021, FDIC assessments totaled $1.7 million compared to $0.7 million for the nine months ended September 30, 2020 with 2020 benefiting from the FDIC small bank assessment credits which offset expense.
A provision of $0.1 million was recorded for credit losses on unfunded lending commitments in the third quarter of 2021 attributed to the acquisition of Legacy Bank, compared to no adjustment in the second quarter of 2021 and a $0.8 million provision in the third quarter of 2020 with the acquisition of Freedom Bank.
Other expense totaled $4.0 million, $4.1 million and $4.5 million for the third quarter of 2021, the second quarter of 2021 and the third quarter of 2020, respectively. For the nine months ended September 30, 2021, other expense totaled $12.1 million, an increase of $0.1 million, or 1%, compared to the nine months ended September 30, 2020.
Income Taxes
For the third quarter of 2021, the Company recorded tax expense of $7.0 million compared to tax expense of $8.8 million in the second quarter of 2021 and $7.0 million in the third quarter of 2020. For the nine months ended September 30, 2021, tax expense totaled $26.0 million, an increase of $12.0 million, or 85%, compared to the nine months ended September 30, 2020 due to higher pre-tax income. A tax benefit related to stock-based compensation totaled $0.3 million in the third quarter of 2021, compared to a tax benefit of $0.6 million in the second quarter of 2021 and nominal impact in the third quarter of 2020.
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
Reconciliation of Non-GAAP Measures

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2021	2021	2020	2021	2020
Net income, as reported:
Net income	$22,944	$31,410	$22,628	$88,073	$48,417

Diluted earnings per share	$0.40	$0.56	$0.42	$1.56	$0.91

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2021	2021	2020	2021	2020
Noninterest Income	$19,028	$15,322	$16,946	$52,021	$46,640
Securities (gains) losses, net	30	55	(4)	199	(1,253)
Total adjustments to noninterest income	30	55	(4)	199	(1,253)
Total Adjusted Noninterest Income	$19,058	$15,377	$16,942	$52,220	$45,387

Noninterest Expense	55,268	$45,784	$51,674	$147,172	$141,871
Merger-related charges	(6,281)	(509)	(4,281)	(7,371)	(9,074)
Amortization of intangibles	(1,306)	(1,212)	(1,497)	(3,729)	(4,436)
Business continuity expenses	—	—	—	—	(307)
Branch reductions and other expense initiatives[1]	(870)	(663)	(464)	(1,982)	(464)
Total adjustments to noninterest expense	(8,457)	(2,384)	(6,242)	(13,082)	(14,281)
Total Adjusted Noninterest Expense	$46,811	$43,400	$45,432	$134,090	$127,590

Income Taxes	$7,049	$8,785	$6,992	$25,991	$14,025
Tax effect of adjustments	2,081	598	1,530	3,256	3,195
Total adjustments to income taxes	2,081	598	1,530	3,256	3,195
Adjusted income taxes	9,130	9,383	8,522	29,247	17,220
Adjusted net income	$29,350	$33,251	$27,336	$98,098	$58,250

Earnings per diluted share, as reported	$0.40	$0.56	$0.42	$1.56	$0.91
Adjusted diluted earnings per share	0.51	0.59	0.50	1.74	1.09
Average diluted shares outstanding	57,645	55,901	54,301	56,441	53,325

Adjusted Noninterest Expense	$46,811	$43,400	$45,432	$134,090	$127,590
Foreclosed property expense and net (loss) gain on sale	(66)	90	(512)	89	(442)
Provision for unfunded commitments	(133)	—	(756)	(133)	(980)
Net Adjusted Noninterest Expense	$46,612	$43,490	$44,164	$134,046	$126,168

Revenue	$90,352	$81,124	$80,449	$255,757	$240,592
Total adjustments to revenue	30	55	(4)	199	(1,253)
Impact of FTE adjustment	131	131	118	393	348
Adjusted revenue on a fully tax equivalent basis	$90,513	$81,310	$80,563	$256,349	$239,687
Adjusted Efficiency Ratio	51.50%	53.49%	54.82%	52.29%	52.64%
Net Adjusted Noninterest Expense as a Percent of Average Tangible Assets[2]	1.95%	1.98%	2.24%	2.03%	2.26%

Net Interest Income	$71,324	$65,802	$63,503	$203,736	$193,952
Impact of FTE adjustment	131	131	118	393	348
Net interest income including FTE adjustment	71,455	65,933	63,621	204,129	194,300
Noninterest income	19,028	15,322	16,946	52,021	46,640
Noninterest expense	55,268	45,784	51,674	147,172	141,871
Pre-Tax Pre-Provision Earnings	35,215	35,471	28,893	108,978	99,069
Adjustments to noninterest income	30	55	(4)	199	(1,253)
Adjustments to noninterest expense	(8,656)	(2,294)	(7,510)	(13,126)	(15,703)
Adjusted Pre-Tax Pre-Provision Earnings	$43,901	$37,820	$36,399	$122,303	$113,519

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2021	2021	2020	2021	2020
Average Assets	$9,753,734	$9,025,846	$8,086,890	$9,092,958	$7,686,611
Less average goodwill and intangible assets	(254,980)	(235,964)	(228,801)	(242,820)	(228,795)
Average Tangible Assets	$9,498,754	$8,789,882	$7,858,089	$8,850,138	$7,457,816

Return on Average Assets (ROA)	0.93%	1.40%	1.11%	1.29%	0.84%
Impact of removing average intangible assets and related amortization	0.07	0.08	0.09	0.08	0.09
Return on Average Tangible Assets (ROTA)	1.00	1.48	1.20	1.37	0.93
Impact of other adjustments for Adjusted Net Income	0.23	0.04	0.18	0.11	0.11
Adjusted Return on Average Tangible Assets	1.23%	1.52%	1.38%	1.48%	1.04%

Average Shareholders' Equity	$1,248,547	$1,170,395	$1,061,807	$1,185,530	$1,023,107
Less average goodwill and intangible assets	(254,980)	(235,964)	(228,801)	(242,820)	(228,795)
Average Tangible Equity	$993,567	$934,431	$833,006	$942,710	$794,312

Return on Average Shareholders' Equity	7.29%	10.76%	8.48%	9.93%	6.32%
Impact of removing average intangible assets and related amortization	2.27	3.12	2.87	2.96	2.39
Return on Average Tangible Common Equity (ROTCE)	9.56	13.88	11.35	12.89	8.71
Impact of other adjustments for Adjusted Net Income	2.16	0.39	1.71	1.02	1.09
Adjusted Return on Average Tangible Common Equity	11.72%	14.27%	13.06%	13.91%	9.80%

Loan Interest Income[2]	$64,517	$60,440	$60,573	$187,347	$189,026
Accretion on acquired loans	(3,483)	(2,886)	(3,254)	(9,237)	(10,529)
Interest and fees on PPP loans	(5,917)	(5,127)	(1,719)	(17,930)	(6,787)
Loan interest income excluding PPP and accretion on acquired loans[2]	$55,117	$52,427	$55,600	$160,180	$171,710

Yield on Loans[2]	4.49%	4.33%	4.11%	4.40%	4.51%
Impact of accretion on acquired loans	(0.24)	(0.21)	(0.22)	(0.21)	(0.25)
Impact of PPP loans	(0.22)	0.01	0.33	(0.09)	0.11
Yield on loans excluding PPP and accretion on acquired loans[2]	4.03%	4.13%	4.22%	4.10%	4.37%

Net Interest Income[2]	$71,455	$65,933	$63,621	$204,129	$194,300
Accretion on acquired loans	(3,483)	(2,886)	(3,254)	(9,237)	(10,529)
Interest and fees on PPP loans	(5,917)	(5,127)	(1,719)	(17,930)	(6,787)
Net interest income excluding PPP and accretion on acquired loans[2]	$62,055	$57,920	$58,648	$176,962	$176,984

Net Interest Margin[2]	3.22%	3.23%	3.40%	3.32%	3.67%
Impact of accretion on acquired loans	(0.15)	(0.14)	(0.17)	(0.15)	(0.20)
Impact of PPP loans	(0.18)	(0.06)	0.19	(0.12)	0.04
Net interest margin excluding PPP and accretion on acquired loans[2]	2.89%	3.03%	3.42%	3.05%	3.51%

Loan Interest Income[2]	$64,517	$60,440	$60,573	$187,347	$189,026
Tax equivalent adjustment to loans	(93)	(92)	(86)	(277)	(255)
Loan interest income excluding tax equivalent adjustment	$64,424	$60,348	$60,487	$187,070	$188,771

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2021	2021	2020	2021	2020
Securities Interest Income[2]	$7,956	$6,745	$7,129	$21,186	$23,702
Tax equivalent adjustment to securities	(38)	(39)	(32)	(116)	(93)
Securities interest income excluding tax equivalent adjustment	$7,918	$6,706	$7,097	$21,070	$23,609

Net Interest Income[2]	$71,455	$65,933	$63,621	$204,129	$194,300
Tax equivalent adjustments to loans	(93)	(92)	(86)	(277)	(255)
Tax equivalent adjustments to securities	(38)	(39)	(32)	(116)	(93)
Net interest income excluding tax equivalent adjustments	$71,324	$65,802	$63,503	$203,736	$193,952
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company's branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $1.6 billion at September 30, 2021, or 19%, from December 31, 2020, reflecting the acquisition of Legacy Bank, which added $628.9 million in assets, as well as higher cash balances due to higher customer deposit balances, and additional investments in debt securities.
Securities
Information related to maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.
At September 30, 2021, the Company had $1.5 billion in debt securities available-for-sale and $526.5 million in debt securities held-to-maturity. The Company's total debt securities portfolio increased $490.0 million, or 31%, from December 31, 2020.
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
During the nine months ended September 30, 2021, there were $1.1 billion of debt security purchases and $520.4 million in aggregated paydowns and maturities. For the nine months ended September 30, 2021, the Company had $57.2 million in proceeds from sales of securities with net losses of $0.1 million. For the nine months ended September 30, 2020, there were $626.7 million debt security purchases and aggregated maturities and principal paydowns totaled $237.1 million. Proceeds from sales of securities during the nine months ended September 30, 2020 totaled $96.7 million, with net gains of $1.1 million.
Debt securities generally return principal and interest monthly. At September 30, 2021, available-for-sale debt securities had gross unrealized losses of $9.9 million and gross unrealized gains of $16.4 million, compared to gross unrealized losses of $2.1 million and gross unrealized gains of $28.7 million at December 31, 2020. The modified duration of the available-for-sale portfolio at September 30, 2021 was 3.2, compared to 3.8 at December 31, 2020.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasuries, obligations of U.S. government agencies and obligations of U.S. government sponsored entities totaled $1.7 billion, or 81%, of the total portfolio.
The portfolio includes $75.8 million, with a fair value of $77.2 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $50.7 million, with a fair value of $51.2 million, in private label mortgage-backed residential securities with weighted average credit support of 34%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate mortgage loans. Non-guaranteed agency commercial securities total $25.0 million, with a fair value of $26.0 million. These securities have weighted average credit support of 12%. The collateral underlying these mortgages are primarily pooled multifamily loans.

The Company also has invested $277.3 million, with a fair value of $277.3 million, in uncapped 3-month LIBOR floating rate collateralized loan obligations (“CLOs”). CLOs are special purpose vehicles, and the Company’s holdings purchase nearly all first lien broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of September 30, 2021, the Company held 32 total positions, all of which were in AAA/AA tranches with average credit support of 31%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
Held-to-maturity securities consist solely of mortgage-backed securities and collateralized mortgage obligations guaranteed by government agencies.
At September 30, 2021, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at September 30, 2021, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $5.9 billion at September 30, 2021, a $170.5 million increase from December 31, 2020. Increases include organic growth, along with the acquisition of Legacy Bank and the purchase of loan pools. During the nine months ended September 30, 2021, the Company participated in the most recent round of the PPP, resulting in loan originations of $256.0 million. Increases were offset by $675.1 million in PPP loans forgiven by the SBA during the nine months ended September 30, 2021.
For the nine months ended September 30, 2021, the Company originated $728.9 million in commercial and commercial real estate loans, compared to $378.4 million for the nine months ended September 30, 2020, an increase of $350.5 million, or 93%. The late-stage loan pipeline for commercial and commercial real estate loans totaled $368.9 million at September 30, 2021. Prior year’s production and pipeline reflect the impact of the onset of the COVID-19 pandemic when the Company purposefully slowed originations. The current year activity reflects the Company’s return to its pre-pandemic credit policy and continuation of strict underwriting guidelines.
The Company originated $415.6 million in residential loans retained in the portfolio during the nine months ended September 30, 2021, compared to $74.7 million during the nine months ended September 30, 2020, an increase of $340.8 million, or 456%. Residential loans retained in the portfolio includes $180.8 million in purchased pools consisting of 30-year fixed rate jumbo residential loans purchased in the third quarter of 2021 and a $38.4 million purchased pool consisting of 30-year fixed rate jumbo residential loans purchased in the second quarter of 2021. Saleable production increased for the nine months ended September 30, 2021, representing $353.6 million versus $347.8 million during the nine months ended September 30, 2020, an increase of 2%.
Consumer originations totaled $176.8 million for the nine months ended September 30, 2021, an increase of $5.1 million, or 3%, compared to the nine months ended September 30, 2020.
The Company remains committed to sound risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).

The following tables detail loan portfolio composition at September 30, 2021 and December 31, 2020 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in Note E-Loans.

	September 30, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$190,344	$37,067	$48	$227,459
Commercial real estate - owner-occupied	951,119	218,128	32,089	1,201,336
Commercial real estate - non owner-occupied	1,166,220	428,095	79,272	1,673,587
Residential real estate	1,278,138	181,344	7,847	1,467,329
Commercial and financial	865,064	97,642	19,846	982,552
Consumer	157,916	5,092	11	163,019
Paycheck Protection Program	153,842	36,760	—	190,602
Totals	$4,762,643	$1,004,128	$139,113	$5,905,884

	December 31, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$216,420	$26,250	$2,438	$245,108
Commercial real estate - owner-occupied	854,769	247,090	39,451	1,141,310
Commercial real estate - non owner-occupied	1,043,459	323,273	29,122	1,395,854
Residential real estate	1,155,914	176,105	10,609	1,342,628
Commercial and financial	743,846	94,627	16,280	854,753
Consumer	181,797	6,660	278	188,735
Paycheck Protection Program	515,532	51,429	—	566,961
Totals	$4,711,737	$925,434	$98,178	$5,735,349
The amortized cost basis of loans at September 30, 2021 included net deferred costs of $32.1 million on non-PPP portfolio loans and net deferred fees of $5.4 million on PPP loans. At December 31, 2020, the amortized cost basis included net deferred costs of $22.6 million on non-PPP portfolio loans and net deferred fees of $9.5 million on PPP loans. At September 30, 2021, the remaining fair value adjustments on acquired loans was $26.6 million, or 2.3%, of the outstanding acquired loan balances. At December 31, 2020, the remaining fair value adjustments for acquired loans was $30.2 million, or 2.9%, of the acquired loan balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.
Commercial real estate (“CRE”) loans, inclusive of owner-occupied commercial real estate, increased by $337.8 million, or 13%, in the nine months ended September 30, 2021, totaling $2.9 billion at September 30, 2021 compared to $2.5 billion at December 31, 2020. Owner-occupied commercial real estate loans represent $1.2 billion, or 42%, of the commercial real estate portfolio.
Fixed-rate and adjustable-rate loans secured by commercial real estate, excluding construction loans, totaled approximately $2.5 billion and $412.6 million, respectively, at September 30, 2021, compared to $2.1 billion and $453.7 million, respectively, at December 31, 2020.
During the nine months ended September 30, 2021, the Company participated in the most recent round of the PPP and originated 2,782 loans totaling $256.0 million. Also during the nine months ended September 30, 2021, $675.1 million in PPP loans were forgiven by the SBA.
At September 30, 2021, Seacoast had $2.2 million of loans with payment accommodations to borrowers financially impacted by the COVID-19 pandemic, none of which have been classified as TDRs, compared to $74.1 million at December 31, 2020. Interest and fees have continued to accrue on these loans during any payment deferral period.
Residential real estate loans increased $124.7 million, or 9%, to $1.5 billion as of September 30, 2021, compared to December 31, 2020. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At September 30, 2021, approximately $315.3 million, or

21%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans, which includes hybrid adjustable-rate mortgages, compared to $436.3 million, or 32% at December 31, 2020. Fixed-rate mortgages totaled approximately $0.8 billion, or 56%, at September 30, 2021, compared to $499.0 million, or 37% at December 31, 2020. Home equity lines of credit ("HELOCs"), primarily floating rates, totaled $325.3 million at September 30, 2021 and $341.6 million at December 31, 2020. Borrowers in the residential real estate portfolio have an average credit score of 749. Specifically for HELOCs, borrowers have an average credit score of 763. The average LTV of our HELOC portfolio is 67% with 43% of the portfolio being in first lien position at September 30, 2021, compared to an average LTV of 68% with 45% of the portfolio being in the first lien position at December 31, 2020.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $25.7 million, or 14%, to total $163.0 million compared to $188.7 million at December 31, 2020. Borrowers in the consumer portfolio have an average credit score of 734.
At September 30, 2021, the Company had unfunded loan commitments of $1.8 billion compared to $1.5 billion at December 31, 2020.
Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $1.1 billion and represented 18% of the total portfolio at September 30, 2021 compared to $753.7 million, or 13%, at year-end 2020.
The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at September 30, 2021 aggregated to $294.0 million, of which $193.9 million was funded compared to $254.3 million at December 31, 2020, of which $188.0 million was funded. The Company had 180 commercial and commercial real estate relationships in excess of $5 million totaling $1.8 billion, of which $1.5 billion was funded at September 30, 2021 compared to 135 relationships totaling $1.3 billion at December 31, 2020, of which $1.2 billion was funded.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital were 21% and 175%, respectively, at September 30, 2021, compared to 23% and 168%, respectively, at December 31, 2020. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 19% and 160%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality
Nonperforming assets (“NPAs”) at September 30, 2021 totaled $46.2 million, and were comprised of $32.6 million of nonaccrual loans, and $13.6 million of other real estate owned (“OREO”). Compared to December 31, 2020, nonaccrual loans decreased $3.5 million, primarily the result of paydowns. The increase in OREO of $0.9 million reflects additions of $3.3 million, and $2.1 million of capital expenditures, offset by $4.1 million in sales and $0.4 million in write-downs. Overall, NPAs decreased $2.6 million, or 5%, from $48.9 million as of December 31, 2020. At September 30, 2021, approximately 76% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At September 30, 2021, nonaccrual loans were written down by approximately $7.1 million, including reserves on individually evaluated loans.
Nonperforming loans to total loans outstanding at September 30, 2021 decreased to 0.55% from 0.63% at December 31, 2020. Nonperforming assets to total assets at September 30, 2021 decreased to 0.47% from 0.59% at December 31, 2020.
The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.

The Company pursues loan restructurings in select cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing TDRs totaled $4.0 million at September 30, 2021 compared to $4.2 million at December 31, 2020. Accruing TDRs are excluded from the nonperforming asset ratios.
Beginning in March 2020, in response to the economic downturn resulting from the COVID-19 pandemic, the Company has offered short-term payment deferrals to affected borrowers. As of September 30, 2021, pandemic-related deferrals totaled $2.2 million and are not considered TDRs. If economic conditions deteriorate, these borrowers may be unable to resume scheduled payments, which may result in further modification of terms and the potential for classification as a TDR in future periods.
The table below sets forth details related to nonaccrual and accruing restructured loans.

	September 30, 2021
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$—	$40	$40	$39
Commercial real estate - owner-occupied	256	4,260	4,516	103
Commercial real estate - non owner-occupied	1,473	3,718	5,191	—
Residential real estate	6,816	8,222	15,038	3,616
Commercial and financial	5,059	2,185	7,244	126
Consumer	62	521	583	163
Total	$13,665	$18,947	$32,612	$4,047

	December 31, 2020
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$37	$129	$166	$109
Commercial real estate - owner-occupied	5,682	2,500	8,182	109
Commercial real estate - non owner-occupied	2,030	6,053	8,083	—
Residential real estate	4,074	8,418	12,492	3,740
Commercial and financial	3,777	2,827	6,604	—
Consumer	543	40	583	224
Total	$16,143	$19,967	$36,110	$4,182
At September 30, 2021 and December 31, 2020, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	September 30, 2021		December 31, 2020
(In thousands)	Number	Amount	Number	Amount
Maturity extended	52	$5,263	51	$5,438
Rate reduction	27	3,119	37	4,275
Chapter 7 bankruptcies	9	313	13	417
Not elsewhere classified	6	161	5	160
Total	94	$8,856	106	$10,290
During the nine months ended September 30, 2021, there were two defaults totaling $0.1 million of loans that had been modified in TDRs within the preceding twelve months. During the nine months ended September 30, 2020, there were four defaults totaling $1.4 million of loans that had been modified to a TDR within the preceding twelve months. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, has been charged off or has been transferred to OREO.
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
During the third quarter of 2021, the Company recorded a provision of $5.1 million, reflecting the impact of higher loans outstanding, including loans acquired in the Legacy Bank acquisition. Net charge-offs for the third quarter of 2021 were $1.4 million, or 0.10% of average loans and, for the four most recent quarters, averaged 0.10% of outstanding loans. Excluding PPP loans, the ratio of allowance to total loans decreased to 1.54% at September 30, 2021 from 1.60% at June 30, 2021.
The following tables present the activity in the allowance for credit losses on loans by segment:

	Three Months Ended September 30, 2021
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,053	$—	$(1,459)	$—	$10	$(1)	$2,603
Commercial real estate - owner-occupied	8,676	—	(24)	—	—	—	8,652
Commercial real estate - non owner-occupied	34,807	1,327	5,278	(1,327)	—	—	40,085
Residential real estate	12,543	—	1,456	(27)	158	(3)	14,127
Commercial and financial	18,016	1,719	(2)	(535)	326	—	19,524
Consumer	3,032	—	(158)	(163)	126	(5)	2,832
Paycheck Protection Program	—	—	—	—	—	—	—
Totals	$81,127	$3,046	$5,091	$(2,052)	$620	$(9)	$87,823

	Nine Months Ended September 30, 2021
(In thousands)	Beginning Balance	Initial Impact on Allowance of PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$—	$(2,438)	$—	$124	$(3)	$2,603
Commercial real estate - owner-occupied	9,868	—	(1,216)	—	—	—	8,652
Commercial real estate - non owner-occupied	38,266	1,327	1,817	(1,327)	2	—	40,085
Residential real estate	17,500	—	(4,323)	(48)	1,008	(10)	14,127
Commercial and financial	18,690	1,719	1,172	(2,855)	798	—	19,524
Consumer	3,489	—	(491)	(547)	388	(7)	2,832
Paycheck Protection Program	—	—	—	—	—	—	—
Totals	$92,733	$3,046	$(5,479)	$(4,777)	$2,320	$(20)	$87,823

At September 30, 2021, the Company had $1.5 billion in loans secured by residential real estate and $2.9 billion in loans secured by commercial real estate, representing 25% and 49% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
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
The Company does not rely on and is not dependent upon off-balance sheet financing or significant amounts of wholesale funding. Brokered certificates of deposit (“CDs”) at September 30, 2021 were $20.0 million, a decrease of $213.8 million, or 91%, from December 31, 2020.
Cash and cash equivalents, including interest bearing deposits, totaled $1.2 billion on a consolidated basis at September 30, 2021, compared to $404.1 million at December 31, 2020. Higher cash and cash equivalent balances at September 30, 2021 reflect the benefit of deposits acquired from Legacy Bank in addition to favorable organic deposit growth.

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available-for-sale and interest-bearing deposits. The Company is also able to provide short-term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At September 30, 2021, the Company had available unsecured lines of credit of $165.0 million and secured lines of credit, which are subject to change, of $1.3 billion. In addition, the Company had $1.7 billion of debt securities and $694.6 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2020, the Company had available unsecured lines of $135.0 million and secured lines of credit of $1.8 billion, and $1.2 billion of debt securities and $733.3 million in residential and commercial real estate loans available as collateral.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the third quarter of 2021, Seacoast Bank distributed $38.3 million to the Company and, at September 30, 2021, is eligible to distribute dividends to the Company of approximately $194.4 million without prior regulatory approval. At September 30, 2021, the Company had cash and cash equivalents at the parent of approximately $95.5 million compared to $70.1 million at December 31, 2020.
Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

	September 30,	December 31,
(In thousands, except ratios)	2021	2020
Noninterest demand	$3,086,466	$2,289,787
Interest-bearing demand	1,845,165	1,566,069
Money market	1,951,639	1,556,370
Savings	834,309	689,179
Time certificates of deposit	616,593	831,156
Total deposits	$8,334,172	$6,932,561

Customer sweep accounts	$105,548	$119,609

Noninterest demand deposits as % of total deposits	37%	33%
The Company’s balance sheet continues to be primarily funded by core deposits.
Total deposits increased $1.4 billion, or 20%, to $8.3 billion at September 30, 2021, compared to $6.9 billion at December 31, 2020. The increase is largely the result of significant growth in transaction account deposit balances as new clients were onboarded and existing clients continue to see expansion in cash balances.
Since December 31, 2020, interest bearing deposits (interest bearing demand, savings and money market deposits) increased $819.5 million, or 21%, to $4.6 billion, and CDs (excluding brokered CDs) decreased $0.7 million, or 0.1%, to $596.6 million. Noninterest demand deposits were higher by $796.7 million, or 35%, compared to year-end 2020, totaling $3.1 billion. Noninterest demand deposits represented 37% of total deposits at September 30, 2021 and 33% at December 31, 2020.
During the nine months ended September 30, 2021, $213.8 million of brokered CDs at an average rate of 1.14% matured. Brokered CDs at September 30, 2021 totaled $20.0 million, compared to $233.8 million at December 31, 2020, and mature in the fourth quarter of 2021.
Customer repurchase agreements totaled $105.5 million at September 30, 2021, decreasing $14.1 million from December 31, 2020. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.
The Company participates in programs with third party deposit networks as part of its liquidity management strategy, particularly as it approaches $10 billion in assets. Through these programs, the Company can offer its customers access to FDIC insurance on large balances, and the Company can retain or sell, on an overnight basis, the underlying deposits. The Company expects to remain below $10 billion in assets at year end 2021, and at September 30, 2021, the Company had sold, on an overnight basis, $233.1 million in deposits, compared to $112.7 million at December 31, 2020. These deposits are not included in the Consolidated Balance Sheet.
No unsecured federal funds purchased were outstanding at September 30, 2021.
At September 30, 2021 and December 31, 2020, borrowings were comprised of subordinated debt of $71.6 million and $71.4 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and there were no borrowings from FHLB. For the nine months ended September 30, 2020, FHLB borrowings averaged $180.9 million with a weighted average rate of 1.08%.
The weighted average interest rate of outstanding subordinated debt related to trust preferred securities was 2.37% and 3.28% for the nine months ended September 30, 2021 and September 30, 2020, respectively.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $1.8 billion at September 30, 2021 and $1.5 billion at December 31, 2020.
Capital Resources
The Company’s equity capital at September 30, 2021 increased $160.1 million, or 14%, from December 31, 2020 to $1.3 billion. Changes in equity included increases from net income of $88.1 million, partially offset by the issuance of a common stock dividend totaling $14.9 million and the decrease in accumulated other comprehensive income of $15.1 million primarily attributed to the decrease in market value of available-for-sale debt securities.
The ratio of shareholders’ equity to period end total assets was 13.04% and 13.55% at September 30, 2021 and December 31, 2020, respectively. The ratio of tangible shareholders’ equity to tangible assets was 10.62% and 11.01% at September 30, 2021 and December 31, 2020, respectively. The decrease was due to growth in the balance sheet, the result of bank acquisitions, PPP loans and associated liquidity.
Activity in shareholders’ equity for the nine months ended September 30, 2021 and 2020 follows:

(In thousands)	2021	2020
Beginning balance at December 31, 2020 and 2019	$1,130,402	$985,639
Net income	88,073	48,417
Cumulative change in accounting principle upon adoption of new accounting pronouncement	—	(16,876)
Issuance of common stock and conversion of options pursuant to acquisition	92,094	62,152
Stock compensation, net of Treasury shares acquired	9,908	4,251
Issuance of common share dividend	(14,856)	—
Change in accumulated other comprehensive income	(15,101)	14,758
Ending balance at September 30, 2021 and 2020	$1,290,520	$1,098,341
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

September 30, 2021	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	18.56%	17.00%	10.00%
Tier 1 Capital Ratio	17.66	16.10	8.00
Common Equity Tier 1 Ratio (CET1)	16.53	16.10	6.50
Leverage Ratio	11.74	10.71	5.00
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 18.56% at September 30, 2021, an increase from 18.51% at December 31, 2020. During the first quarter of 2020, the Company adopted interagency guidance which delays the impact of CECL adoption on capital for two years followed by a three-year phase-in period. At September 30, 2021, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.71%, well above the minimum to be well capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $194.4 million of dividends to the Company.
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
The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $71.6 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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
•impairment of debt securities;, and;
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
Note F to the financial statements (titled “Allowance for Credit Losses”) summarizes the Company’s allocation of the allowance for credit losses on loans by loan segment and provides detail regarding charge-offs and recoveries for each loan segment and the composition of the loan portfolio at September 30, 2021 and December 31, 2020.
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
Contingent Liabilities – Critical Accounting Policies and Estimates
Seacoast is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of the Company's business activities. These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or its advisers may learn of additional information that can affect the assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At September 30, 2021 and December 31, 2020, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on October 1, 2021, holding all other changes in the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net
Change in Interest Rates	Interest Income
	1-12 months	13-24 months
+2.00%	11.4%	15.1%
+1.00%	5.6%	7.7%
Current	—%	—%
-1.00%	(1.8%)	(7.5%)
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 30.8% at September 30, 2021. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.
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

% Change in
Change in Interest Rates	Economic Value of
Equity
+2.00%	20.7%
+1.00%	11.2%
Current	—%
-1.00%	(12.1%)
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2021 and concluded that those disclosure controls and procedures are effective.
During the quarter ended September 30, 2021, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine month period ended September 30, 2021, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
1/1/21 to 1/31/21	4,776	$29.45	—	$100,000
2/1/21 to 2/28/21	—	—	—	100,000
3/1/21 to 3/31/21	10,127	36.90	—	100,000
Total - 1st Quarter	14,903	$34.51	—	$100,000
4/1/21 to 4/30/21	44,152	36.52	—	100,000
5/1/21 to 5/31/21	45	37.07	—	100,000
6/1/21 to 6/30/21	—	—	—	100,000
Total - 2nd Quarter	44,197	$36.52	—	$100,000
7/1/21 to 7/31/21	3,051	34.26	—	100,000
8/1/21 to 8/31/21	199	30.39	—	100,000
9/1/21 to 9/30/21	—	—	—	100,000
Total - 3rd Quarter	3,250	$34.30	—	100,000
Year to Date 2021	62,350	$35.91	—	$100,000
[1]Shares purchased from January 1, 2021 through September 30, 2021 represent shares surrendered to the Company to satisfy tax withholding related to the exercise of stock options and the vesting of share-based awards.

On December 17, 2020, the Company's Board of Directors authorized the Company to repurchase up to $100 million of its shares of outstanding common stock. Under the share repurchase program, which will expire on December 31, 2021, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date. As of September 30, 2021, no shares of the Company's common stock had been repurchased under the program.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 2.1 Agreement and Plan of Merger dated August 23, 2021 by and among the Company, Seacoast Bank, Business Bank of Florida, Corp. and Florida Business Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed August 27, 2021.

Exhibit 2.2 Agreement and Plan of Merger dated August 23, 2021 by and among the Company, Seacoast Bank, Sabal Palm Bancorp, Inc. and Sabal Palm Bank incorporated herein by reference from Exhibit 2.2 to the Company’s Form 8-K, filed August 27, 2021.

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

Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 3, 2021	/s/ Charles M. Shaffer
Charles M. Shaffer
President and Chief Executive Officer

November 3, 2021	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer