Form 10-K
period 2021-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2022-02-28
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
                                              ☒ Yes            ☐ No
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2021, as reported on the NASDAQ Global Select Market, was $1,893,140,629. The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of January 31, 2022, was 61,198,780.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2022 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2022 Proxy Statement shall be deemed so incorporated.

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
•the adverse effects of COVID-19 and any variants thereof (economic and otherwise) on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;
•government or regulatory responses to the COVID-19 pandemic;
•governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve (“Federal Reserve”), as well as legislative, tax and regulatory changes, including those that impact the money supply and inflation;
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
•the risks of mergers, acquisitions and divestitures, including Seacoast's ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
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
•reduction in or the termination of Seacoast's ability to use the online- or mobile-based platforms that are critical to the Company's business growth strategy;
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
General
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a financial holding company, incorporated in Florida in 1983, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Its principal subsidiary is Seacoast National Bank, a wholly-owned national banking association (“Seacoast Bank”), which commenced its operations in 1933. As of December 31, 2021, Seacoast had total consolidated assets of $9.7 billion, total deposits of $8.1 billion, total consolidated liabilities, including deposits, of $8.4 billion and consolidated shareholders’ equity of $1.3 billion.
Seacoast has grown to be one of the largest community banks headquartered in Florida, with concentrations in the state's fastest growing markets, each of which has unique characteristics and opportunities. This growth has been achieved through a balanced strategy consisting of organic growth and opportunistic acquisitions. The Company provides integrated financial services including commercial and retail banking, wealth management and mortgage services to customers through advanced online and mobile banking solutions, and through Seacoast Bank's network of 54 traditional branches.
The Company’s legal structure includes wholly-owned subsidiaries through which the Company manages investments and foreclosed properties. Through one of these subsidiaries, Seacoast Bank has a controlling interest in a real estate investment trust (“REIT”). Unrelated investors own a noncontrolling interest in the preferred stock of the REIT. Seacoast Bank also provides brokerage and annuity services. Seacoast Bank personnel managing the sale of these services are dual employees with LPL Financial, the company through which Seacoast Bank presently conducts brokerage and annuity services. Seacoast Insurance Services, Inc., a wholly owned subsidiary of Seacoast, facilitates access for the Company to provide customers with a range of insurance products. The Company also operates seven trusts, formed for the purpose of issuing trust preferred securities, as described in Note 9 – “Borrowings” in Item 8 of this Form 10-K.
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
Expansion of Market and Competition
Seacoast has in recent years sought to complement organic growth with the acquisition of financial institutions that support the Company's strategy and expand its ability to serve customers in Florida's key markets. Since 2014, Seacoast has acquired 13 institutions that have enhanced the Company's presence in the strongest and fastest growing markets in Florida, including Orlando, Tampa, and South Florida.
In 2021, the Company grew organically as well, adding 20 new commercial bankers across the state and key personnel across departments including treasury management, mortgage banking, credit operations, and loan operations as the Company seeks to complement its current and future growth. The Company has also invested in its branch network, opening two new branches in South Florida, with additional new branches planned for 2022. The Company continues to benefit from previous investments in technology to improve banker productivity and to enhance the banking experience for customers.
Seacoast operates in a highly competitive market, and Seacoast Bank's competition includes not only other banks of comparable or larger size in the same markets, but also various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, investment brokerage and financial advisory firms and mutual fund companies. Seacoast Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation and rapid technological changes within the financial services industry will likely change the nature and intensity of competition, but should also create opportunities for the Company to demonstrate and leverage its competitive advantages.
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
Human Capital
As of December 31, 2021, the Company and its subsidiaries employed 989 full time-equivalent employees. Since opening our doors in 1926, Seacoast Bank has remained true to our local roots and family values, and we believe that our greatest assets will always be our people.

Professional Development and Employee Engagement

We invest in our associates through training and development programs, as well as tuition reimbursement to promote continued professional growth. The Seacoast Manager Excellence Program, which was recognized in both 2020 and 2021 by American Banker when they named Seacoast as a Best Bank to Work For, supports associates as they progress from individual contributor to manager, focusing on creating purpose, driving results, developing talent, and leading change. To ensure that we are meeting associates’ expectations, we conduct an Employee Engagement Survey each year. The results of the survey and the process of continuous improvement are discussed with the Board at least annually. In 2021, our engagement score was 83% with 93% participation by the associate base, a 9% increase from the prior year.

Diversity and Inclusion

We strive to create an atmosphere where all associates feel welcome and confident bringing their whole self to work. Inclusion, respect, and fairness live at the core of our Company culture, and we believe the diversity of our associate base and of the communities we serve makes us stronger. We believe each associate has a unique perspective that is valuable to our Company, our customers, and our communities.

As part of the many things we do to support our associates and their families, as well as additional steps we are taking to continue to build on this progress, we have established four Associate Resource Groups (“ARGs”): LGBT+, Military Outreach, Women Mean Business, and Black Associates and Allies Network (“BAAN”) all of which collaborate across regions. The Company places a high value on inclusion, engaging employees in our ARG programs, which are each sponsored by a senior executive leader and are comprised of associates with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results.

Seacoast was also recognized as part of the Human Rights Campaign Foundation’s 2021 Corporate Equality Index as a Best Place to Work for LGBTQ Equality, and was one of the few companies earning a top score of 100%. This is the second consecutive year we have earned this distinction.

Associate Health and Well-Being

We strive to offer competitive salaries and employee benefits including, among others, paid vacation time, medical, dental and vision insurance benefits, 401(k) plan with company match, and an employee stock purchase plan. Seacoast also provides access to a variety of resources to address personal and financial health and wellness. Comprehensive Employee Assistance Plan (EAP) resources are accessible to all associates, addressing a wide range of topics from substance abuse to child and elder care resources. Associates are encouraged to balance their physical fitness with their work life, with a Company reimbursement for a portion of fitness center memberships. We also offer financial planning resources for help with student debt, retirement planning and one-on-one financial planning sessions to all associates.

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
Activity Limitations: As a financial holding company, Seacoast is permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if so determined by the Federal Reserve, complementary to financial activities. The Company and Seacoast Bank must each remain “well-capitalized” and “well-managed” and Seacoast Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for the Company to maintain its status as a financial holding company. In addition, the Federal Reserve has the power to order a financial holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company. As further described below, each of the Company and Seacoast Bank is well-capitalized as of December 31, 2021, and Seacoast Bank has a rating of “Outstanding” in its most recent CRA evaluation.
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
Governance and Financial Reporting Obligations: Seacoast is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board (the “PCAOB”), and the NASDAQ Global Select Market (“NASDAQ”) stock exchange. In particular, the Company is required to include management and independent registered public accounting firm reports on internal controls as part of its Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. Failure to comply with these internal control rules may materially adversely affect the Company's reputation, its ability to obtain the necessary certifications to financial statements, and the value of the Company's securities. The assessments of the Company's financial reporting controls as of December 31, 2021 are included in this report under “Item 9A. Controls and Procedures.”
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
Incentive Compensation: The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2021, these rules have not been implemented. The Company and Seacoast Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with three key principles: that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
Volcker Rule: Section 13 of the BHC Act, commonly referred to as the “Volcker Rule,” generally prohibits banking organizations with greater than $10 billion in assets from (i) engaging in certain proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which bank holding companies and their subsidiaries may continue to engage and requires banking organizations to implement compliance programs. In 2020, amendments to the proprietary trading and covered funds regulations issued by the federal banking agencies, the SEC, and the CFTC took effect, simplifying compliance and providing additional exclusions and exemptions. The Company and the Bank were not subject to the Volcker Rule in 2021, but may become so in the future.

Other Regulatory Matters: The Company and its subsidiaries are also subject to oversight by the SEC, the PCAOB, the NASDAQ stock exchange and various state securities and insurance regulators. The Company and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning business practices. Such requests are considered incidental to the normal conduct of business.
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
In addition, the capital rules require a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1 and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.
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
•5.0% leverage ratio.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to Seacoast Bank, the Company’s capital ratios as of December 31, 2021 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
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
In 2021, the Company’s and Seacoast Bank’s regulatory capital ratios were above the well-capitalized standards and met the capital conservation buffer as of December 31, 2021. Based on current estimates, we believe that the Company and Seacoast Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2022. As of December 31, 2021 the consolidated capital ratios of Seacoast and Seacoast Bank were as follows:

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized[1]
Total Risk-Based Capital Ratio	18.21%	16.68%	10.00%
Tier 1 Capital Ratio	17.40	15.86	8.00
Common Equity Tier 1 Capital Ratio (CET1)	16.31	15.86	6.50
Leverage Ratio	11.68	10.65	5.00
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
In accordance with Federal Reserve policy, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the year ended December 31, 2021, Seacoast Bank distributed $47.7 million to the Company. During the year ended December 31, 2020, Seacoast Bank distributed $20.2 million to the Company. Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits for that year combined with its retained net profits for the preceding two calendar years. Under this restriction Seacoast Bank is eligible to distribute dividends up to $221.8 million to the Company, without prior OCC approval, as of December 31, 2021.
It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only on income available during the past year, only if prospective earnings retention is consistent with the organization's expected future needs and financial condition, and only if the level of cash dividends does not undermine the bank holding company's ability to serve as a source of strength to its banking subsidiary. The Company has paid quarterly dividends since the second quarter of 2021. Whether the Company continues to pay quarterly dividends and the amount of any such dividends will be at the discretion of the Company's board of directors and will depend on the Company's earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, and other factors that the board of directors may deem relevant.
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
In the quarter following four consecutive quarters reporting assets over $10 billion, Seacoast Bank would meet the FDIC's definition of a “large institution” and would become subject to direct supervision by the Consumer Financial Protection Bureau (“CFPB”) for compliance with a wide range of consumer compliance laws, and for assessment of the effectiveness of the Bank's compliance management system. Until such time, authority to supervise and examine the Company and Seacoast Bank for compliance with federal consumer laws remains largely with the Federal Reserve and the OCC, respectively. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of the Company's other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.
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
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. Seacoast Bank has exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. Seacoast Bank believes that its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. At December 31, 2021, Seacoast Bank had outstanding $155.0 million in commercial construction and residential land development loans and $75.8 million in residential construction loans to individuals, which represents approximately 21% of total risk-based capital at December 31, 2021, well below the Guidance’s threshold. At December 31, 2021, the total CRE exposure for Seacoast Bank represents approximately 177% of total risk based capital, also below the Guidance’s threshold. On a consolidated basis, construction and land development and commercial real estate loans represent 19% and 162%, respectively, of total consolidated risk-based capital.
Debit Interchange Fees: Interchange fees, or “swipe” fees, are fees that merchants pay to card companies and card-issuing banks such as Seacoast Bank for processing electronic payment transactions on their behalf. The “Durbin Amendment” in the Dodd-Frank Act provides limits on the amount of debit card interchange that may be received or charged by the debit card issuer, for insured depository institutions with $10 billion or more in assets (inclusive of affiliates) as of the end of the calendar year. Subject to certain exemptions and potential adjustments, the Durbin Amendment limits debit card interchange received or charged by the issuer to $0.21 plus 5 basis points multiplied by the value of the transaction. Upon crossing the $10 billion asset threshold in a calendar year, the rules require compliance with these limits by no later than July 1 of the succeeding year. Seacoast Bank did not exceed the $10 billion asset threshold in 2021, but may exceed this threshold in 2022. If so, the Company's compliance with the provisions of the Durbin amendment would be required no later than July 1, 2023, and the limits to debit card interchange would reduce the Company's revenue, on an annualized basis after taxes, by approximately $7.7 million.
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
Privacy and Data Security: The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLBA. The GLBA also directs federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. Seacoast Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Seacoast Bank is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident”.
Consumer Regulation: Activities of Seacoast Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:
•limit the interest and other charges collected or contracted for by Seacoast Bank;
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
COVID-19 Pandemic-Related Risks
The COVID-19 pandemic has and may continue to adversely impact our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has and may continue creating extensive disruptions to the global economy and to the lives of individuals throughout the world. The pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade, supply chains, and the labor market. During the past two years, governments, businesses, and the public are taking unprecedented actions to contain the spread of the COVID-19 pandemic and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. At present, most restrictions on movement have been lifted and widely available vaccines have proved to be effective in preventing serious illness and death from the novel coronavirus; however, the emergence of new variants of the virus have impeded the ability to fully resolve the public health risk and, as such, disruption of typical social and economic conditions persists. The scope, duration, and full effects of the COVID-19 pandemic are not fully known. If these effects continue for a prolonged period or result in sustained economic stress, recession or depression, they could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described in more detail below.
Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers' businesses. The continuation of the COVID-19 public health crisis has caused and may continue to cause constraint on commercial activity and financial transactions. At present, labor shortages and supply chain interruptions continue to present obstacles to economic recovery and have contributed to inflationary conditions. These conditions have and are expected to continue to result in overall economic and financial market instability and affect businesses' profitability and individual purchasing power, all of which may cause our customers to be unable to make scheduled loan payments. The future effects of the COVID-19 pandemic on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. If the effects of the COVID-19 pandemic result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. In the event our allowance for credit losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.
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
Strategic Risk. Our financial condition and results of operations may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various responses of governmental and nongovernmental authorities to economic instability. The COVID-19 pandemic has significantly increased economic and demand uncertainty, contributed to labor shortages, and has led to severe disruptions and volatility in the global capital markets, which may impact our ability to effect our strategic priorities, including strategies relating to organic growth and bank acquisitions. Furthermore, many of the governmental actions in response to the COVID-19 pandemic were directed toward curtailing household and business activity to contain the COVID-19 pandemic, including actions to temporarily close or restrict the operations of certain businesses, and these restrictions could recur if there are future increases in the spread of the virus.
Operational Risk. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to the COVID-19 pandemic, we have modified our business practices with a portion of our employees working remotely to ensure that our operations continue uninterrupted as much as possible. Nonetheless, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include the risks of greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.
Interest Rate Risk. Our net interest income, lending activities, deposits and profitability have been and may continue to be negatively affected by volatility in interest rates caused by uncertainties stemming from the COVID-19 pandemic. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of the COVID-19 pandemic on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Further, increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates, or a prolonged period of low interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
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
Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risk of the asset, especially during a difficult economy, including the current stressed economy. As of December 31, 2021, 49% of our loan portfolio was comprised of loans secured by commercial real estate. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.
Seacoast Bank has a CRE concentration risk management program and monitors its exposure to CRE; however, there can be no assurance that the program will be effective in managing our concentration in CRE.
Nonperforming assets could result in an increase in our provision for credit losses on loans, which could adversely affect our results of operations and financial condition.
At December 31, 2021, our nonaccrual loans totaled $30.6 million, or 0.52%, of the loan portfolio and our nonperforming assets (which includes nonaccrual loans) were $44.2 million, or 0.46%, of assets. In addition, we had approximately $5.7 million in accruing loans that were 30 days or more delinquent at December 31, 2021. Our nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our income, and increasing our loan administration costs. When the only source of repayment expected is the underlying collateral, we are required to mark the related loan to the then fair market value of the collateral, if less than the recorded amount of our investment, which may result in a loss. These loans and OREO also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. We may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and our provision for credit losses on loans. Any increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
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
In recent years, in response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. Since then the Federal Reserve raised rates nine times during 2015-2018, and reduced rates five times during 2019-2020. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available; however, in December 2021, the Federal Reserve released projections related to the target range for the federal funds rate that imply, while there can be no such assurance that any increases in the federal funds rate will occur, three 25 basis point increases in the federal funds rate in 2022, followed by three in 2023 and two in 2024. The Company cannot predict the nature or timing of future changes in monetary, economic, or other policies or the effect that they may have on the Company's business activities, financial condition and results of operations.
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
The discontinuation of the London Interbank Offered Rate (“LIBOR”), and the identification and use of alternative replacement reference rates, could adversely affect our revenue, expenses, and the value of the Company's financial instruments, and may subject the Company to litigation risk.
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
In the United States, the Alternative Reference Rate Committee (“ARRC”), a group of market participants including large U.S. financial institutions, assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference interest rates to replace LIBOR. The Secured Overnight Finance Rate (“SOFR”) has emerged as the ARRC's preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S.-Treasury-backed repurchased transactions. On July 29, 2021, ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated to be gradual over the coming years. The consequences of these developments with respect to LIBOR cannot be entirely predicted, and these reforms may cause benchmark rates to perform differently than in the past or have other consequences, which could adversely affect the value of our floating rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates.
The Company's LIBOR transition steering committee is responsible for overseeing the execution of the Company's enterprise-wide LIBOR transition program, and for evaluating and mitigating the risks associated with the transition from LIBOR. The LIBOR transition program includes a comprehensive review of the financial products, agreements, contracts and business processes that may use LIBOR as a reference rate, and the development and execution of a strategy to transition away from LIBOR, with appropriate consideration of the potential financial, customer, counterparty, regulatory and legal impacts.
As of December 31, 2021, the Company has ceased issuance of new LIBOR loans, and has approximately $250 million in existing loans for which the repricing index is tied to LIBOR. The Company's swap agreements and other derivatives are governed by the International Swap Dealers Association (“ISDA”). ISDA has developed fallback language for swap agreements and has established a protocol to allow counterparties to modify legacy trades to include the new fallback language. The Company also invests in securities and has issued subordinated debt tied to LIBOR. The Company continues to monitor regulatory and legislative activity with regard to these products to identify and execute necessary actions to facilitate the transition to alternative reference rates.
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
Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers which, at present are not subject to the extensive regulation as banking organizations and other financial institutions, have become active competitors for our customers' banking business. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations and increased competition may negatively affect our earnings by creating pressure to lower prices or credit standards on our products and services requiring additional investment to improve the quality and delivery of our technology, reducing our market share, or affecting the willingness of our clients to do business with us. Non-bank financial technology providers invest substantial resources in developing and designing new technology, particularly digital and mobile technology, and are beginning to offer more traditional banking products either directly or through bank partnerships.
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
Our market areas in Florida are susceptible to hurricanes, tropical storms and related flooding and wind damage and other similar weather events. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where we operate. We cannot predict whether or to what extent damage that may be caused by future weather events will affect our operations or the economies in our current or future market areas, but such events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses, negatively impacting our business and results of operations. As a result of the potential for such weather events, many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets. Climate change may be increasing the nature, severity, and frequency of adverse weather conditions, making the impact from these types of natural disasters on us or customers worse.
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
We are subject to losses due to fraudulent and negligent acts.
Financial institutions are inherently exposed to fraud risk. Fraudulent activity can take many forms and has escalated as more tools for accessing financial services emerge, such as real-time payments. Fraud schemes are broad and continuously evolving. A fraud can be perpetrated by a customer of Seacoast, an employee, a vendor, or members of the general public. We are subject to fraud risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking and other transactions. When we originate loans, we rely heavily upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation. Although the Company seeks to mitigate fraud risk and losses through continued investment in systems, resources, and controls, there can be no assurance that our efforts will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our financial results or reputation.
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
We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations, particularly in the areas of operations, treasury management systems, information technology and security, exposing us to the risk that these vendors will not perform as required by our agreements. An external vendor’s failure to perform in accordance with our agreement could be disruptive to our operations, which could have a material adverse impact on our reputation, business, financial condition and results of operations. Our regulators also impose requirements on us with respect to monitoring and implementing adequate controls and procedures in connection with our third party vendors.
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
Compliance Risk
We operate in a heavily regulated environment. Regulatory compliance burdens and associated costs can affect our business, including our reputation, the value of our securities, and the results of our operations.
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
Further, we expect to continue to commit significant resources to our compliance with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Accounting Oversight Board and NASDAQ. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.
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
Banks with greater than $10 billion in total consolidated assets are subject to certain additional regulatory requirements, including limits on the debit card interchange fees that such banks may collect, changes in the manner in which assessments for FDIC deposit insurance are calculated, and providing the authority to the CFPB to supervise and examine such banks. If Seacoast Bank grows to exceed and sustain assets over $10 billion, which we expect to do in 2022, we will be subject to additional federal regulations, which could materially and adversely affect our business. We estimate that limits to debit card interchange fees that would take effect July 1, 2023 would reduce the Company's revenue, on an annualized basis after taxes, by approximately $7.7 million. Additionally, compliance with the Dodd-Frank Act's requirements may necessitate that we hire or contract with additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
FDIC insurance premiums we pay may change and be significantly higher in the future. Market developments may significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits, thereby making it requisite upon the FDIC to charge higher premiums prospectively. Additionally, if we grow to and sustain more than $10 billion in total assets, which we expect to do in 2022, the method that the FDIC uses to determine the amount of our deposit insurance premium will change. Any increases in our assessment rate, future special assessments, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects or results of operations.
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
As of December 31, 2021, we had net deferred tax assets (“DTAs”) of $27.3 million, based on management’s estimation of the likelihood of those DTAs being realized. These and future DTAs may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amounts recorded.
Management expects to realize the $27.3 million in net DTAs well in advance of the statutory carryforward period, based on its forecast of future taxable income. We consider positive and negative evidence, including the impact of reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. This process requires significant judgment by management about matters that are by nature uncertain. If we were to conclude that significant portions of our DTAs were not more likely than not to be realized (due to operating results or other factors), a requirement to establish a valuation allowance could adversely affect our financial position and results of operations.
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
We must attract and retain skilled personnel.
Our success depends, in substantial part, on our ability to attract and retain skilled, experienced personnel in key positions within the organization. Competition for qualified candidates in the activities and markets that we serve is intense. If we are not able to hire, adequately compensate, or retain these key individuals, we may be unable to execute our business strategies and may suffer adverse consequences to our business, financial condition and results of operations. Recent labor shortages as a result of the COVID-19 pandemic may also restrict our ability to attract and retain personnel.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties
Seacoast maintains its corporate headquarters in a 68,000 square foot, three story building at 815 Colorado Avenue in Stuart, Florida. The building is owned by Seacoast Bank.
Seacoast Bank owns or leases all of the buildings in which its business operates. At December 31, 2021, Seacoast Bank had 54 branch offices, stand-alone commercial lending offices, and its main office, all located in Florida. For additional information regarding properties, please refer to Notes 7 and 11 of the Notes to Consolidated Financial Statements.

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
The Company's common stock is traded under the symbol “SBCF” on the NASDAQ Global Select Market (“NASDAQ”). As of January 31, 2022, there were 61,198,780 shares of the Company's common stock outstanding, held by approximately 3,002 record holders.

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
For additional information regarding restrictions on the ability of Seacoast Bank to pay dividends to the Company see “Item 1. Business- Payment of Dividends” of this Form 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans
See the information included under Part III, Item 12, which is incorporated in response to this item by reference.
Repurchase of Common Stock
On December 15, 2021, the Company's Board of Directors authorized the renewal of the Company's share repurchase program, under which the Company may, from time to time, purchase up to $100 million of its shares of outstanding common stock. Under the share repurchase program, which will expire on December 31, 2022, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date. The Company did not repurchase shares of its common stock during the year ended December 31, 2021.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The emphasis of this discussion will be on the years ended December 31, 2021 and 2020. Additional information about the Company’s financial condition and results of operations in 2019 and changes in the Company’s financial condition and results of operations from 2019 to 2020 may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

Overview – Strategy and Results
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”), a financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), is one of the largest community banks in Florida, with $9.7 billion in assets and $8.1 billion in deposits as of December 31, 2021. Its principal subsidiary is Seacoast National Bank (“Seacoast Bank”), a wholly owned national banking association. The Company provides integrated financial services including commercial and consumer banking, wealth management, and mortgage services to customers through advanced online and mobile banking solutions, and Seacoast Bank's network of 54 traditional branches and commercial banking centers. Seacoast operates primarily in Florida, with concentrations in the state's fastest growing markets, each with unique characteristics and opportunities. The Company's offices stretch from the southeast, including Fort Lauderdale, Boca Raton and Palm Beach, north along the east coast to the Daytona area, into Orlando and Central Florida and the adjacent Tampa market, and west to

Okeechobee and surrounding counties. In the first quarter of 2022, the footprint has expanded to include Naples, Sarasota, and Jacksonville.
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
Seacoast is executing a balanced growth strategy, combining organic growth with strategic acquisitions in Florida's most attractive growing markets. In Orlando, Seacoast is now the largest Florida-based bank and a top-10 bank in the Orlando market overall. In other key markets, including Palm Beach County, Fort Lauderdale, and Tampa, the Company has enhanced its footprint with 13 acquisitions since 2014, generating continued expansion and strengthening market share, increasing the customer base and lowering operating costs through economies of scale.
The Company's acquisition strategy has not only increased customer households and been accretive to earnings, but has also opened markets and Seacoast's customer base. The table below summarizes acquisition activity in recent years:

(In millions)	Primary Market(s)	Year of Acquisition	Acquired Loans	Acquired Deposits
Florida Business Bank/ Business Bank of Florida, Corp.[1]	Melbourne	2022	$124	$166
Sabal Palm Bank/ Sabal Palm Bancorp, Inc.[1]	Sarasota	2022	249	396
Legacy Bank of Florida	Boca Raton and Palm Beach	2021	477	495
Freedom Bank/ Fourth Street Banking Company	Tampa- St. Petersburg	2020	303	330
First Bank of the Palm Beaches	West Palm Beach	2020	147	174
First Green Bank/ First Green Bancorp, Inc.	Orlando and Fort Lauderdale	2018	631	624
Palm Beach Community Bank	West Palm Beach	2017	270	269
NorthStar Bank/ NorthStar Banking Corporation, Inc.	Tampa- St. Petersburg	2017	137	182
GulfShore Bank/ GulfShore BancShares, Inc.	Tampa- St. Petersburg	2017	251	285
Orlando banking operations of BMO Harris Bank, N.A.	Orlando	2016	63	314
Floridian Bank/ Floridian Financial Group, Inc.	Orlando	2016	266	337
Grand Bank & Trust of Florida/ Grand Bankshares, Inc.	West Palm Beach	2015	111	188
BankFirst/ The BANKshares, Inc.	Orlando	2014	365	516
[1]Acquired loans and deposits presented for acquisitions closed in 2022 are preliminary and do not include fair value/purchase accounting adjustments.
Impact of COVID-19, the CARES Act and the Paycheck Protection Program on Comparability Among Periods
The COVID-19 pandemic and related responses taken by governments, businesses and individuals have caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. The impact of the economic downturn caused by the pandemic was experienced differently across geographic areas, business sectors and demographic groups. The Florida economy has experienced positive trends including population growth and lower unemployment than much of the rest of the country. While the overall economic outlook has improved, there continues to be the risk of further resurgence of infections, including from variants, and possible reimplementation of business restrictions.
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act encouraged financial institutions to provide loan modifications to assist borrowers financially impacted by COVID-19. Seacoast began offering payment accommodations to eligible borrowers in March 2020 and, at June 30, 2020, loans with active payment accommodations peaked at $1.1 billion. Nearly all such modifications have expired and borrowers returned to making payments under the original loan terms. At

December 31, 2021 and 2020, loans with active payment accommodations totaled $1.2 million and $74.1 million, respectively. In 2020, uncertainty related to the impact of the pandemic on the economy and on borrowers’ ability to repay loan obligations resulted in increases in the provisioning for credit losses during 2020. As the overall economic outlook has improved and loan portfolio credit indicators have remained strong, the Company has reduced the level of allowance for credit losses in 2021 compared to 2020. The future effects of the COVID-19 pandemic on economic activity remain uncertain, and future additional provisions for credit losses could be necessary.
The CARES Act also included provisions for the Paycheck Protection Program (“PPP”) offered through the U.S. Small Business Administration (“SBA”). Loans originated under this program have a contractual rate of interest of 1% with principal and interest that may be forgiven provided that the borrower uses the funds in a manner consistent with PPP guidelines. Seacoast assisted borrowers with nearly 9,000 loans originated through the PPP. The SBA established a fee structure based on loan size, and fees received by Seacoast, net of related costs, totaled $26.7 million, which were deferred and are being recognized as an adjustment to yield over time. During 2020, Seacoast recognized net fees of $7.8 million and contractual interest of $4.2 million on PPP loans. During 2021, Seacoast recognized net fees of $17.5 million and contractual interest of $3.8 million on PPP loans. PPP loan balances outstanding at December 31, 2021 totaled $91.1 million, and the remaining $2.4 million in deferred PPP loan fees will be recognized over the loans' remaining contractual maturity or sooner, as loans are forgiven.
2021 Financial Performance Highlights
•Record net income of $124.4 million, or $2.18 per diluted share, for the year ended December 31, 2021, an increase of 60% year-over-year.
•Steady build of shareholder value through consistent growth in tangible book value per share, which ended the period at $17.84, an increase of 10% year-over-year.
•The tangible common equity ratio of 11.09% supports Seacoast's ability to deploy capital for organic growth and opportunistic acquisitions.
•Increasing commercial loan originations, with the fourth quarter of 2021 increasing 47% over the prior year to a record $408.9 million, and a record commercial pipeline of $397.8 million at December 31, 2021.
•Growth in fee based revenues with year-over-year increases in interchange income of 18% to $16.2 million, wealth management income, which increased 28% to $9.6 million and SBA gains, which increased 124% to $1.5 million for the full year.
•Disciplined expense management with a focus on balancing investments by streamlining business and cost savings processes, maintaining a 2021 efficiency ratio of 55%, which includes the impact of merger-related expenses incurred during the year. On an adjusted basis1, efficiency ratio was 53%.
•The successful acquisition of Legacy Bank of Florida in the third quarter of 2021 added experienced bankers and a net four new branches in Broward and Palm Beach counties.

	Quarter
	First	Second	Third	Fourth	Total
	2021	2021	2021	2021	2021	2020
Return on average tangible assets	1.70%	1.48%	1.00%	1.51%	1.41%	1.08%
Return on average tangible common equity	15.62	13.88	9.56	14.29	13.27	10.10
Efficiency ratio	53.21	54.93	59.55	53.70	55.39	54.84

Adjusted return on average tangible assets[1]	1.75%	1.52%	1.23%	1.49%	1.48%	1.17%
Adjusted return on average tangible common equity[1]	16.01	14.27	11.72	14.11	13.97	10.93
Adjusted efficiency ratio[1]	51.99	53.49	51.50	53.43	52.59	51.63
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Results of Operations
Earnings Summary
For the year ended December 31, 2021, net income totaled $124.4 million, or $2.18 per diluted share, compared to $77.8 million, or $1.44 per diluted share, for the year ended December 31, 2020. Return on average assets (“ROA”) was 1.33% and return on average equity (“ROE”) was 10.24% in 2021 compared to 0.99% and 7.44%, respectively, in 2020.
Adjusted net income1 for the year ended December 31, 2021 totaled $135.0 million, or $2.36 per diluted share, compared to $89.0 million, or $1.65 per diluted share, in 2020.
During 2020, uncertainty related to the impact of COVID-19 resulted in increased provisioning for credit losses. A strong economic recovery in the state of Florida as well as an improving economic outlook have resulted in a release of reserves throughout 2021.
In 2021, the Company's efficiency ratio, defined as noninterest expense less foreclosed property expense and amortization of intangibles divided by net operating revenue (net interest income on a fully tax equivalent basis plus noninterest income excluding securities gains and losses), was 55.39%, compared to 54.84% for 2020. Changes from the prior year reflect higher 2021 expenses, resulting from organic and acquisition related expansion of the Company's footprint and investments in commercial banking talent, partially offset by lower funding costs and increases in noninterest income. The adjusted efficiency ratio1 in 2021 was 52.59% compared to 51.63% in 2020.
Net Interest Income and Margin
Net interest income for the year ended December 31, 2021 totaled $276.0 million, increasing $13.3 million, or 5%, compared to the year ended December 31, 2020. Net interest income (on a fully taxable equivalent basis)1 for the year ended December 31, 2021 was $276.5 million, increasing $13.3 million, or 5%, compared to the year ended December 31, 2020. In 2021 and 2020, net interest margin (on a fully tax equivalent basis)1 was 3.27% and 3.65%, respectively.
The continued low interest rate environment during 2021 resulted in lower yields on securities and non-PPP loans. Yield on securities contracted by 72 basis points from 2.33% to 1.61% while the yield on non-PPP loans declined 33 basis points from 4.62% to 4.29% as higher yielding securities and loans paid down and were replaced with lower yielding assets. Yield on PPP loans increased from 2.86% to 5.57% resulting from loan forgiveness during the year. The effect on net interest margin of interest and fees from PPP loans was an increase of 11 basis points in 2021 compared to a decrease of 3 basis points in 2020. The effect on net interest margin of purchase discounts on acquired loans was an increase of 15 basis points in 2021 compared to 21 basis points in 2020.
The cost of deposits decreased by 24 basis points to 8 basis points in 2021, reflecting the impact of the continued low interest rate environment as well as a shift in product mix to include a higher proportion of noninterest bearing demand deposits to total deposits.
The following table details the Company’s average balance sheets, interest income and expenses, and yields and rates1, for the past three years:
1 Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

	For the Year Ended December 31,
	2021			2020			2019
(In thousands, except percentages)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Earning Assets:
Securities
Taxable	$1,839,619	$29,206	1.59%	$1,277,441	$29,718	2.33%	$1,176,842	$35,354	3.00%
Nontaxable	25,369	730	2.88	22,164	570	2.57	23,122	695	3.01
Total Securities	1,864,988	29,936	1.61	1,299,605	30,288	2.33	1,199,964	36,049	3.00

Federal funds sold	763,795	1,043	0.14	187,400	260	0.14	16,431	366	2.23
Other investments	65,533	1,947	2.97	52,094	2,237	4.29	71,614	3,013	4.21

Loan excluding PPP loans	5,369,204	230,552	4.29	5,259,653	242,736	4.62	4,933,518	250,730	5.08
PPP loans	381,860	21,282	5.57	419,154	11,974	2.86	—	—	—
Total Loans	5,751,064	251,834	4.38	5,678,807	254,710	4.49	4,933,518	250,730	5.08

Total Earning Assets	8,445,380	284,760	3.37	7,217,906	287,495	3.98	6,221,527	290,158	4.66

Allowance for credit losses on loans	(88,659)			(81,858)			(33,465)
Cash and due from banks	332,664			142,314			94,643
Bank premises and equipment, net	71,771			71,846			69,142
Intangible assets	249,089			231,267			228,042
Bank owned life insurance	156,599			128,569			124,803
Other assets	170,210			149,956			126,588
Total Assets	$9,337,054			$7,860,000			$6,831,280

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand	$1,787,234	895	0.05%	$1,324,433	1,710	0.13%	$1,114,334	4,025	0.36%
Savings	805,816	383	0.05	610,015	849	0.14	516,526	2,015	0.39
Money market	1,765,444	2,327	0.13	1,294,629	4,361	0.34	1,164,938	10,581	0.91
Time deposits	602,739	2,788	0.46	1,101,321	13,365	1.21	1,092,516	21,776	1.99
Securities sold under agreements to repurchase	113,881	141	0.12	84,514	283	0.33	106,142	1,431	1.35
Federal Home Loan Bank borrowings	—	—	—	139,439	1,540	1.10	131,921	3,010	2.28
Other borrowings	71,495	1,685	2.36	71,220	2,184	3.07	70,939	3,367	4.75
Total Interest-Bearing Liabilities	5,146,609	8,219	0.16	4,625,571	24,292	0.53	4,197,316	46,205	1.10

Noninterest demand	2,851,687			2,107,931			1,641,766
Other liabilities	123,446			81,279			63,405
Total Liabilities	8,121,742			6,814,781			5,902,487

Shareholders' equity	1,215,312			1,045,219			928,793
Total Liabilities & Shareholders' Equity	$9,337,054			$7,860,000			$6,831,280

Cost of deposits			0.08%			0.32%			0.69%
Interest expense as % of earning assets			0.10%			0.34%			0.74%
Net interest income/yield on earning assets		$276,541	3.27%		$263,203	3.65%		$243,953	3.92%

1On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

The following table shows the impact of value and rate on earning assets and interest bearing liabilities1:

	2021 vs 2020 Due to Change in:			2020 vs 2019 Due to Change in:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
	Amount of increase (decrease)
Earning Assets:
Securities
Taxable	$11,002	$(11,514)	$(512)	$2,681	$(8,317)	$(5,636)
Nontaxable	87	73	160	(27)	(98)	(125)
Total Securities	11,089	(11,441)	(352)	2,654	(8,415)	(5,761)

Federal funds sold	793	(10)	783	309	(10)	299
Other investments	488	(778)	(290)	3,387	(4,568)	(1,181)

Loans excluding PPP loans	4,880	(17,064)	(12,184)	15,813	(23,807)	(7,994)
PPP loans	(1,572)	10,880	9,308	11,974	—	11,974
Total Loans	3,308	(6,184)	(2,876)	27,787	(23,807)	3,980
Total Earning Assets	15,678	(18,413)	(2,735)	34,137	(36,800)	(2,663)

Interest-Bearing Liabilities:
Interest-bearing demand	415	(1,230)	(815)	515	(2,830)	(2,315)
Savings	183	(649)	(466)	247	(1,413)	(1,166)
Money market accounts	1,103	(3,137)	(2,034)	807	(7,027)	(6,220)
Time deposits	(4,178)	(6,399)	(10,577)	141	(8,552)	(8,411)
Total Deposits	(2,477)	(11,415)	(13,892)	1,710	(19,822)	(18,112)

Securities sold under agreements to repurchase	67	(209)	(142)	(182)	(966)	(1,148)
Federal Home Loan Bank borrowings	(1,540)	—	(1,540)	127	(1,597)	(1,470)
Other borrowings	7	(506)	(499)	11	(1,194)	(1,183)
Total Interest Bearing Liabilities	(3,943)	(12,130)	(16,073)	1,666	(23,579)	(21,913)
Net Interest Income	$19,621	$(6,283)	$13,338	$32,471	$(13,221)	$19,250
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances. Changes attributable to rate/volume (mix) are allocated to rate and volume on an equal basis.

Total average loans increased $72.3 million, or 1%, during 2021 compared to 2020. Average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 68% in 2021, compared to 79% in 2020. Loans secured by commercial real estate represented 53% of total loans, excluding PPP loans, at December 31, 2021, compared to 52% at December 31, 2020. Residential loan balances with individuals (including home equity loans and lines and personal construction loans) represented 26% of total loans, excluding PPP loans, at December 31, 2021, compared to 28% at December 31, 2020 (see “Loan Portfolio”).
Average debt securities increased $565.4 million, or 44%, from 2020 reflecting the investment of excess liquidity into the securities portfolio. Securities comprised 22% and 18% of average earning assets in 2021 and 2020, respectively. Yields on securities decreased from 2.33% in 2020 to 1.61% in 2021.

Loan production is detailed in the following table for the periods specified:

	For the Year Ended December 31,
(In thousands)	2021	2020
Commercial/commercial real estate loan pipeline at year-end	$397,822	$166,735
Commercial/commercial real estate loans closed	1,137,847	655,821

Residential pipeline - saleable at period end	$30,102	$92,017
Residential loans - sold	422,796	509,420

Residential pipeline - portfolio at period end	$25,589	$25,083
Residential loans - retained	464,631	129,183

Consumer pipeline at period end	$29,739	$18,207
Consumer originations	249,473	219,294

PPP originations	$256,007	$598,994
Commercial and commercial real estate loan production in 2021 totaled $1.1 billion, compared to $655.8 million in 2020. Included in 2021 are $36.4 million in fixed-rate commercial real estate loans acquired through the wholesale market. The combination of economic expansion and a focus on building the leading commercial bank in Florida with the addition of top talent resulted in significant growth in loan production during 2021.
Residential loan production totaled $887.4 million in 2021, compared to $638.6 million in 2020. Included in 2021 are purchases of $219.2 million in residential loans from the wholesale market. No purchases were made in the wholesale market during 2020.
Consumer originations totaled $249.5 million during 2021, compared to $219.3 million during 2020.
Seacoast originated $256.0 million in PPP loans during 2021 and $599.0 million in 2020. No additional PPP originations are expected.
In 2021, the cost of average interest-bearing liabilities decreased 37 basis points to 0.16% from 2020, reflecting the impact of the continued low interest rate environment as well as a shift in product mix to include a higher proportion of noninterest bearing demand deposits to total deposits. The low overall cost of funding reflects the Company’s successful core deposit focus that produced strong growth in customer relationships over the past several years. Noninterest bearing demand deposits at December 31, 2021 represented 38% of total deposits, compared to 33% at December 31, 2020. The cost of average total deposits (including noninterest bearing demand deposits) in 2021 was 0.08%, compared to 0.32% in 2020.

The following table details the Company's customer relationship funding as of:

	December 31,
(In thousands, except percentages)	2021	2020
Noninterest demand	$3,075,534	$2,289,787
Interest-bearing demand	1,890,212	1,566,069
Money market	1,651,881	1,556,370
Savings	895,019	689,179
Time certificates of deposit	554,943	831,156
Total deposits	$8,067,589	$6,932,561

Customer sweep accounts	$121,565	$119,609

Noninterest demand deposit mix	38%	33%
The Company’s focus on convenience, with high-quality customer service, expanded digital offerings and distribution channels provides stable, low-cost core deposit funding. Over the past several years, the Company has strengthened its retail deposit franchise using new strategies and product offerings, while maintaining a focus on growing customer relationships. Seacoast believes that digital product offerings are central to core deposit growth and have proved to be of meaningful value to its customers. Seacoast's call center and retail associates continue to lead the market in availability and customer service standards, with the call center out-performing large bank call center wait times and service level standards. The impact of various government stimulus programs, as well as the acquisition of Legacy Bank of Florida in the third quarter of 2021, have also contributed to higher deposit balances. During 2021, average transaction deposits (noninterest and interest bearing demand deposits) increased $1.2 billion, or 35%, compared to 2020.
Growth in core deposits has also provided low funding costs. The Company’s deposit mix remains favorable, with 92% of average deposit balances comprised of savings, money market, and demand deposits in 2021.
Sweep repurchase agreements with customers increased $2.0 million, or 2%, to $121.6 million at December 31, 2021 compared to $119.6 million at December 31, 2020. The average rate on customer repurchase accounts was 0.12% in 2021 compared to 0.33% in 2020. No federal funds purchased were utilized at December 31, 2021 or 2020.
The Company had no FHLB borrowings during the year ended December 31, 2021 or at December 31, 2020. FHLB borrowings averaged $139.4 million at an average rate of 1.10% for the full year 2020 (see “Note 9 - Borrowings” to the Company’s consolidated financial statements).
In 2021, average subordinated debt of $71.5 million related to trust preferred securities issued by subsidiary trusts of the Company carried an average cost of 2.36%, down from 3.07% in 2020, reflecting the impact of lower interest rates as the subordinated debt cost is based on LIBOR plus a spread (see “Note 9 - Borrowings”).
Provision for Credit Losses
The provision for credit losses was a net benefit of $9.4 million for the full year 2021 compared to a provision of $38.2 million for the full year 2020. The provision in 2021 reflects an improved economic outlook compared to heightened uncertainty in 2020 relating to the impact of COVID-19 on the economic environment. On January 1, 2020, the Company adopted ASC Topic 326 - Financial Instruments - Credit Losses. Under the CECL approach, the Company reserves for the full amount of expected credit losses over the life of the loans, which also contributed to the increase in provision in 2020.
Noninterest Income
Noninterest income (excluding securities gains and losses) totaled $71.3 million in 2021, an increase of $11.0 million, or 18%, compared to 2020. Noninterest income accounted for 21% of total revenue in 2021 and 19% in 2020 (net interest income plus noninterest income, excluding securities gains and losses).
Noninterest income is detailed as follows:

	For the Year Ended December 31,		% Change
(In thousands, except percentages)	2021	2020	21/20
Service charges on deposit accounts	$9,777	$9,429	4%
Interchange income	16,231	13,711	18
Wealth management income	9,628	7,507	28
Mortgage banking fees	11,782	14,696	(20)
Marine finance fees	665	690	(4)
SBA gains	1,531	685	124
BOLI income	4,154	3,561	17
SBIC income	6,778	1,373	394
Other income	10,759	8,683	24
	71,305	60,335	18
Securities gains (losses), net	(578)	1,235	(147)
Total Noninterest Income	$70,727	$61,570	15%
Service charges on deposits for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased $0.3 million, or 4%, to $9.8 million. This increase reflects a return to more normalized fee activity compared to the prior year, in part due to the waiver of certain account charges during the first half of 2020 in response to the COVID-19 pandemic. Overdraft fees on business and consumer accounts represented 41% of total service charges on deposits in 2021 compared to 44% in 2020.
Interchange revenue totaled $16.2 million in 2021, an increase of 18% from $13.7 million in 2020. Growth in the number of commercial and consumer customers, targeted marketing campaigns and a continued economic recovery all contributed to higher transaction volume and per-card spending for both consumer and commercial customers for the year.
Wealth management revenues, including brokerage commissions and fees and trust income, increased $2.1 million, or 28%, to $9.6 million for the year ended December 31, 2021. The wealth management team has continued to grow relationships, resulting in an increase in assets under management of 42% year-over-year to $1.2 billion as of December 31, 2021.
Mortgage banking fees decreased by $2.9 million, or 20%, to $11.8 million for the year ended December 31, 2021 compared to 2020. The prior year results benefited from a significant decrease in interest rates which resulted in a strong refinance market, while 2021 results reflect a slowdown in refinance activity and lower housing inventory.
Gains on sale of the guaranteed portion of SBA loans totaled $1.5 million for the year ended December 31, 2021, an increase of $0.8 million compared to 2020. PPP loan production ended in the second quarter of 2021, resulting in a shift back to SBA borrowing in the second half of 2021.
Bank owned life insurance (“BOLI”) income totaled $4.2 million in 2021, an increase of $0.6 million, or 17%, compared to the prior year. The Company purchased or added through bank acquisition $69.1 million in BOLI in 2021.
Income from the Company's investments in Small Business Investment Companies (“SBICs”) increased by $5.4 million to $6.8 million compared to 2020. The amounts recognized on SBIC investments will vary amongst periods.
Other income increased by $2.1 million year-over-year, reflecting $1.7 million from the resolution of contingencies on two loans acquired in 2017, and the sale of an internet domain name for $0.8 million. These increases were partially offset by a decrease in loan swap fees.
Securities losses in 2021 totaled $0.6 million, resulting from a $0.4 million net loss on the sale of debt securities with a fair value of $102.1 million, and a $0.2 million decrease in the value of the CRA-qualified mutual fund investment. Securities gains in 2020 totaled $1.2 million, resulting from net gains on the sale of $96.7 million of debt securities, and a $0.1 million increase in the value of the CRA-qualified mutual fund investment.
Noninterest Expense
The Company has demonstrated its commitment to efficiency through disciplined, proactive management of its cost structure. Noninterest expenses in 2021 totaled $197.4 million and included acquisition-related expenses of $7.9 million, and expenses related to branch consolidation and other expense reduction initiatives of $2.2 million. In 2020, noninterest expenses totaled

$185.6 million, including $9.1 million in acquisition-related expenses, $0.8 million in expenses related to branch consolidation and other expense reduction initiatives, and $0.3 million in bonuses to retail associates for keeping critical functions operating at full capacity through the initial stages of the Company's response to the COVID-19 pandemic. Adjusted noninterest expense1 in 2021 totaled $182.4 million, an increase of 8% from 2020, reflecting overall growth of the organization. Changes in the categories of noninterest expense for the year ended 2021 compared to 2020 are further described below.

	For the Year Ended December 31,		% Change
(In thousands, except percentages)	2021	2020	21/20
Salaries and wages	$97,283	$88,539	10%
Employee benefits	17,873	15,544	15
Outsourced data processing costs	19,919	19,053	5
Telephone and data lines	3,223	2,984	8
Occupancy	14,140	14,150	—
Furniture and equipment	5,390	5,874	(8)
Marketing	4,583	4,833	(5)
Legal and professional fees	11,376	9,167	24
FDIC assessments	2,405	1,268	90
Amortization of intangibles	5,033	5,857	(14)
Foreclosed property expense and net loss on sale	(264)	2,263	(112)
Provision for credit losses on unfunded commitments	133	185	(28)
Other	16,341	15,835	3
Total Noninterest Expense	$197,435	$185,552	6%

Salaries and wages totaled $97.3 million in 2021, an increase of $8.7 million, or 10%, compared to 2020. Results in 2021 include $2.6 million in bank acquisition-related charges compared to $2.8 million in 2020. The remaining increase compared to the prior year reflects higher salaries from headcount added through acquisitions and investments made to support organic growth.

During 2021, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, increased $2.3 million, or 15%, compared to 2020. The increase reflects the impact of higher health insurance related costs and payroll taxes resulting from headcount added through acquisitions and investments made to support organic growth.
The Company utilizes third parties for core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $19.9 million in 2021, an increase of $0.9 million, or 5%. Results include $0.9 million in acquisition-related charges compared to $2.7 million in 2020. Investments in 2021 included improvements to the digital commercial loan origination platform that has provided a quicker renewal process and a streamlined workflow for bankers and underwriters, and an automated PPP forgiveness solution integrated with the Company's existing technology infrastructure. The Company continues to improve and enhance mobile and digital products and services through key third parties, and in the first quarter of 2022 upgraded its online and mobile banking platform, providing an enhanced digital experience for customers. Outsourced data processing costs may increase in the future as customers adopt improved products and as business volumes grow.
Telephone and data line expenses, including electronic communications with customers, between branch locations and personnel, and with third party data processors, increased by $0.2 million in 2021 to $3.2 million.
Total occupancy, furniture and equipment expenses in 2021 totaled $19.5 million, a decrease of $0.5 million, or 2%, compared to 2020. The Company continues to evolve its branch footprint in order to redirect capacity into attractive growth markets. In alignment with this strategy, four banking center locations were consolidated in 2021, and two new branches opened.
In 2021 and 2020, marketing expenses totaled $4.6 million and $4.8 million, respectively. The Company continues to carefully manage the use of marketing campaigns to target potential high value customers in a cost effective manner through a mix of digital communications, direct mail, event sponsorships and donations.

Legal and professional fees increased by $2.2 million in 2021, or 24%, to $11.4 million, which includes $3.5 million in merger-related expenses in 2021, compared to $2.7 million in 2020.
FDIC assessments were $2.4 million in 2021, compared to $1.3 million in 2020. Expenses in the prior year were partially offset by $0.7 million in FDIC deposit insurance assessment credits.
For the year ended December 31, 2021, foreclosed property expenses were more than offset by net gains on sale, resulting in a benefit of $0.3 million, compared to foreclosed property expense and net losses on sale of $2.3 million in 2020. Results in 2021 were the result of gains on the sale of OREO properties, while the prior year was impacted primarily by the write-downs of two properties.
Other expense totaled $16.3 million and $15.8 million in 2021 and 2020, respectively. The increase of $0.5 million, or 3%, includes higher loan production-related expenses.
Income Taxes
In 2021, the provision for income taxes totaled $34.3 million, compared to $22.8 million in 2020. The increase reflects higher pre-tax income and is partially offset by a temporary reduction in the corporate state tax rate in 2021 to 3.535% compared to 4.5% for 2020. The state tax rate increased to 5.5% effective January 1, 2022, resulting in an additional tax benefit of $0.8 million recognized in the fourth quarter of 2021 upon the adjustment of the value of deferred tax assets affected by the change. Discrete tax benefits related to share-based compensation were $0.9 million in 2021 and $0.1 million in 2020.

Fourth Quarter Results and Analysis
Net income totaled $36.3 million in the fourth quarter of 2021, an increase of $13.4 million, or 58%, from the third quarter of 2021, and an increase of $7.0 million, or 24%, compared to the fourth quarter of 2020. Adjusted net income1 totaled $36.9 million, an increase of $7.5 million, or 26%, from the third quarter of 2021, and an increase of $6.2 million, or 20%, compared to the fourth quarter of 2020. Diluted earnings per common share (“EPS”) was $0.62 and adjusted diluted EPS12was $0.62 in the fourth quarter of 2021, compared to diluted EPS of $0.40 and adjusted diluted EPS1 of $0.51 in the third quarter of 2021 and compared to diluted EPS of $0.53 and adjusted diluted EPS1 of $0.55 in the fourth quarter of 2020.
Revenues increased $0.6 million, or 1%, from the third quarter of 2021 and increased $7.3 million, or 9%, from the fourth quarter of 2020. Net interest income increased $1.0 million, or 1%, compared to the third quarter of 2021 and increased $3.5 million, or 5%, compared to the fourth quarter of 2020.
Net interest income (on a tax-equivalent basis), for the fourth quarter of 2021 totaled $72.4 million, an increase of $1.0 million, or 1%, from the third quarter of 2021, and an increase of $3.5 million, or 5%, from the fourth quarter 2020. Net interest margin (on a tax-equivalent basis), contracted six basis points to 3.16% from 3.22% in the third quarter of 2021.
Noninterest income, excluding securities gains and losses, totaled $19.1 million for the fourth quarter of 2021, in line with the third quarter of 2021 and an increase of $4.1 million, or 28%, from the fourth quarter of 2020.
Included in the fourth quarter was a gain of $0.8 million on the sale of a website domain name obtained in a prior bank acquisition, and an increase of $0.7 million in SBIC investment income compared to the third quarter of 2021. These increases were offset by lower mortgage banking fees, which decreased by $0.5 million, due to slowing refinance activity and continuing low housing inventory levels, and lower SBA gains, which decreased by $0.6 million due to lower saleable production.
Noninterest expenses for the fourth quarter of 2021 totaled $50.3 million, a decrease of $5.0 million, or 9% from the prior quarter and an increase of $6.6 million, or 15%, from the fourth quarter of 2020. Costs associated with bank acquisitions and expense initiatives were lower by $6.5 million in the fourth quarter of 2021 compared to the prior quarter. Offsetting were increases in employee benefits expense associated with higher employee health insurance costs, and expenses incurred in preparing for the 2022 upgrade of the online and mobile banking platform.
The provision for loan losses was a net benefit of $3.9 million in the fourth quarter of 2021, reflecting continued improvement in the economic outlook, compared to a provision of $5.1 million in the prior quarter. The prior quarter included an increase associated with onboarding the Legacy Bank of Florida acquisition. The ratio of allowance for credit losses to total loans was 1.41% at December 31, 2021, compared to 1.49% at September 30, 2021. Excluding PPP loans, the ratio was 1.43% at December 31, 2021, compared to 1.54% at September 30, 2021.

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
The following tables provide reconciliation between GAAP and adjusted (non-GAAP) financial measures.

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2021	2021	2021	2021	Year
Net income	$36,330	$22,944	$31,410	$33,719	$124,403

Total noninterest income	$18,706	$19,028	$15,322	$17,671	$70,727
Securities losses (gains), net	379	30	55	114	578
Gain on sale of domain name (included in other income)	(755)	—	—	—	(755)
Total Adjustments to Noninterest Income	(376)	30	55	114	(177)
Total Adjusted Noninterest Income	$18,330	$19,058	$15,377	$17,785	$70,550

Total noninterest expense	$50,263	$55,268	$45,784	$46,120	$197,435
Merger-related charges	(482)	(6,281)	(509)	(581)	(7,853)
Amortization of intangibles	(1,304)	(1,306)	(1,212)	(1,211)	(5,033)
Branch reductions and other expense initiatives	(168)	(870)	(663)	(449)	(2,150)
Total Adjustments to Noninterest Expense	(1,954)	(8,457)	(2,384)	(2,241)	(15,036)
Total Adjusted Noninterest Expense	$48,309	$46,811	$43,400	$43,879	$182,399

Income Taxes	$8,344	$7,049	$8,785	$10,157	$34,335
Tax effect of adjustments	280	2,081	598	577	3,536
Effect of change in corporate tax rate on deferred tax assets	774	—	—	—	774
Total Adjustments to Income Taxes	1,054	2,081	598	577	4,310
Adjusted Income Taxes	9,398	9,130	9,383	10,734	38,645
Adjusted Net Income	$36,854	$29,350	$33,251	$35,497	$134,952

Earnings per diluted share, as reported	$0.62	$0.40	$0.56	$0.60	$2.18
Adjusted Earnings per Diluted Share	0.62	0.51	0.59	0.63	2.36
Average diluted shares outstanding	59,016	57,645	55,901	55,992	57,088

Adjusted Noninterest Expense	$48,309	$46,811	$43,400	$43,879	$182,399
Provision for credit losses on unfunded commitments	—	(133)	—	—	(133)
Foreclosed property expense and net gain (loss) on sale	175	(66)	90	65	264

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2021	2021	2021	2021	Year
Net Adjusted Noninterest Expense	$48,484	$46,612	$43,490	$43,944	$182,530

Revenue	$90,995	$90,352	$81,124	$84,281	$346,752
Total Adjustments to Revenue	(376)	30	55	114	(177)
Impact of FTE adjustment	123	131	131	131	516
Adjusted revenue on a fully tax equivalent basis	$90,742	$90,513	$81,310	$84,526	$347,091
Adjusted Efficiency Ratio	53.43%	51.50%	53.49%	51.99%	52.59%

Net Interest Income	$72,289	$71,324	$65,802	$66,610	$276,025
Impact of FTE Adjustment	123	131	131	131	516
Net interest income including FTE adjustment	72,412	71,455	65,933	66,741	276,541
Total noninterest income	18,706	19,028	15,322	17,671	70,727
Total noninterest expense	50,263	55,268	45,784	46,120	197,435
Pre-Tax Pre-Provision Earnings	40,855	35,215	35,471	38,292	149,833
Total Adjustments to Noninterest Income	(376)	30	55	114	(177)
Total Adjustments to Noninterest Expense	(1,779)	(8,656)	(2,294)	(2,176)	(14,905)
Adjusted Pre-Tax Pre-Provision Earnings	$42,258	$43,901	$37,820	$40,582	$164,561

Average Assets	$10,061,382	$9,753,734	$9,025,846	$8,485,354	$9,337,054
Less average goodwill and intangible assets	(267,692)	(254,980)	(235,964)	(237,323)	(249,089)
Average Tangible Assets	$9,793,690	$9,498,754	$8,789,882	$8,248,031	$9,087,965

Return on Average Assets (“ROA”)	1.43%	0.93%	1.40%	1.61%	1.33%
Impact of removing average intangible assets and related amortization	0.08	0.07	0.08	0.09	0.08
Return on Average Tangible Assets (“ROTA”)	1.51	1.00	1.48	1.70	1.41
Impact of other adjustments for Adjusted Net Income	(0.02)	0.23	0.04	0.05	0.07
Adjusted Return on Average Tangible Assets	1.49%	1.23%	1.52%	1.75%	1.48%

Average Shareholders' Equity	$1,303,686	$1,248,547	$1,170,395	$1,136,416	$1,215,312
Less average goodwill and intangible assets	(267,692)	(254,980)	(235,964)	(237,323)	(249,089)
Average Tangible Equity	$1,035,994	$993,567	$934,431	$899,093	$966,223

Return on Average Shareholders' Equity	11.06%	7.29%	10.76%	12.03%	10.24%
Impact of removing average intangible assets and related amortization	3.23	2.27	3.12	3.59	3.03
Return on Average Tangible Common Equity (“ROTCE”)	14.29	9.56	13.88	15.62	13.27
Impact of other adjustments for Adjusted Net Income	(0.18)	2.16	0.39	0.39	0.70
Adjusted Return on Average Tangible Common Equity	14.11%	11.72%	14.27%	16.01%	13.97%

Loan interest income[1]	$64,487	$64,517	$60,440	$62,390	$251,834
Accretion on acquired loans	(3,520)	(3,483)	(2,886)	(2,868)	(12,757)
Interest and fees on PPP loans	(3,352)	(5,917)	(5,127)	(6,886)	(21,282)
Loan interest income excluding PPP and accretion on acquired loans	$57,615	$55,117	$52,427	$52,636	$217,795

Yield on loans[1]	4.31%	4.49%	4.33%	4.39%	4.38%
Impact of accretion on acquired loans	(0.24)	(0.24)	(0.21)	(0.20)	(0.22)
Impact of PPP	(0.13)	(0.22)	0.01	(0.04)	(0.10)

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2021	2021	2021	2021	Year
Yield on loans excluding PPP and accretion on acquired loans	3.94%	4.03%	4.13%	4.15%	4.06%

Net interest income[1]	$72,412	$71,455	$65,933	$66,741	$276,541
Accretion on acquired loans	(3,520)	(3,483)	(2,886)	(2,868)	(12,757)
Interest and fees on PPP	(3,352)	(5,917)	(5,127)	(6,886)	(21,282)
Net interest income excluding PPP and accretion on acquired loans	$65,540	$62,055	$57,920	$56,987	$242,502

Net interest margin	3.16%	3.22%	3.23%	3.51%	3.27%
Impact of accretion on acquired loans	(0.15)	(0.15)	(0.14)	(0.15)	(0.15)
Impact of PPP	(0.10)	(0.18)	(0.06)	(0.11)	(0.11)
Net interest margin excluding PPP and accretion on acquired loans	2.91%	2.89%	3.03%	3.25%	3.01%

Security interest income[1]	$8,750	$7,956	$6,745	$6,485	$29,936
Tax equivalent adjustment to securities	(37)	(38)	(39)	(39)	(153)
Securities interest income excluding tax equivalent adjustment	$8,713	$7,918	$6,706	$6,446	$29,783

Loan interest income[1]	$64,487	$64,517	$60,440	$62,390	$251,834
Tax equivalent adjustment to loans	(86)	(93)	(92)	(92)	(363)
Loan interest income excluding tax equivalent adjustment	$64,401	$64,424	$60,348	$62,298	$251,471

Net Interest Income[1]	$72,412	$71,455	$65,933	$66,741	$276,541
Tax equivalent adjustment to securities	(37)	(38)	(39)	(39)	(153)
Tax equivalent adjustment to loans	(86)	(93)	(92)	(92)	(363)
Net interest income excluding tax equivalent adjustments	$72,289	$71,324	$65,802	$66,610	$276,025
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2020	2020	2020	2020	Year
Net income	$29,347	$22,628	$25,080	$709	$77,764

Total noninterest income	$14,930	$16,946	$15,006	$14,688	$61,570
Securities losses (gains), net	18	(4)	(1,230)	(19)	(1,235)
Total Adjustments to Noninterest Income	18	(4)	(1,230)	(19)	(1,235)
Total Adjusted Noninterest Income	$14,948	$16,942	$13,776	$14,669	$60,335

Total noninterest expense	$43,681	$51,674	$42,399	$47,798	$185,552
Merger-related charges	—	(4,281)	(240)	(4,553)	(9,074)
Amortization of intangibles	(1,421)	(1,497)	(1,483)	(1,456)	(5,857)
Business continuity expenses	—	—	—	(307)	(307)
Branch reductions and other expense initiatives	(354)	(464)	—	—	(818)
Total Adjustments to Noninterest Expense	(1,775)	(6,242)	(1,723)	(6,316)	(16,056)
Total Adjusted Noninterest Expense	$41,906	$45,432	$40,676	$41,482	$169,496

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2020	2020	2020	2020	Year
Income Taxes	$8,793	$6,992	$7,188	$(155)	$22,818
Tax effect of adjustments	440	1,530	121	1,544	3,635
Total Adjustments to Income Taxes	440	1,530	121	1,544	3,635
Adjusted Income Taxes	9,233	8,522	7,309	1,389	26,453
Adjusted Net Income	$30,700	$27,336	$25,452	$5,462	$88,950

Earnings per diluted share, as reported	$0.53	$0.42	$0.47	$0.01	$1.44
Adjusted diluted earnings per share	$0.55	$0.50	$0.48	$0.10	$1.65
Average diluted shares outstanding	55,739	54,301	53,308	52,284	53,930

Adjusted Noninterest Expense	$41,906	$45,432	$40,676	$41,482	$169,496
Provision for credit losses on unfunded commitments	795	(756)	(178)	(46)	(185)
Foreclosed property expense and net (loss)/gain on sale	(1,821)	(512)	(245)	315	(2,263)
Total Adjusted Noninterest Expense	$40,880	$44,164	$40,253	$41,751	$167,048

Revenue	$83,721	$80,449	$82,278	$77,865	$324,313
Total Adjustments to Revenue	18	(4)	(1,230)	(19)	(1,235)
Impact of FTE adjustment	112	118	116	114	460
Adjusted Revenue on a fully taxable equivalent basis	$83,851	$80,563	$81,164	$77,960	$323,538
Adjusted Efficiency Ratio	48.75%	54.82%	49.60%	53.55%	51.63%

Net Interest Income	$68,791	$63,503	$67,272	$63,177	$262,743
Impact of FTE adjustment	112	118	116	114	460
Net Interest Income including FTE adjustment	68,903	63,621	67,388	63,291	263,203
Total noninterest income	14,930	16,946	15,006	14,688	61,570
Total noninterest expense	43,681	51,674	42,399	47,798	185,552
Pre-Tax Pre-Provision Earnings	40,152	28,893	39,995	30,181	139,221
Total Adjustments to Noninterest Income	18	(4)	(1,230)	(19)	(1,235)
Total Adjustments to Noninterest Expense	(2,801)	(7,510)	(2,146)	(6,047)	(18,504)
Adjusted Pre-Tax Pre-Provision Earnings	$42,971	$36,399	$40,911	$36,209	$156,490

Average Assets	$8,376,396	$8,086,890	$7,913,002	$7,055,543	$7,860,000
Less average goodwill and intangible assets	(238,631)	(228,801)	(230,871)	(226,712)	(231,267)
Average Tangible Assets	$8,137,765	$7,858,089	$7,682,131	$6,828,831	$7,628,733

Return on Average Assets (“ROA”)	1.39%	1.11%	1.27%	0.04%	0.99%
Impact of removing average intangible assets and related amortization	0.10	0.09	0.10	0.07	0.09
Return on Average Tangible Assets (“ROTA”)	1.49	1.20	1.37	0.11	1.08
Impact of other adjustments for Adjusted Net Income	0.01	0.18	(0.04)	0.21	0.09
Adjusted Return on Average Tangible Assets	1.50%	1.38%	1.33%	0.32%	1.17%

Average Shareholders' Equity	$1,111,073	$1,061,807	$1,013,095	$993,993	$1,045,219
Less average goodwill and intangible assets	(238,631)	(228,801)	(230,871)	(226,712)	(231,267)
Average Tangible Equity	$872,442	$833,006	$782,224	$767,281	$813,952

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2020	2020	2020	2020	Year
Return on Average Shareholders' Equity	10.51%	8.48%	9.96%	0.29%	7.44%
Impact of removing average intangible assets and related amortization	3.36	2.87	3.51	0.66	2.66
Return on Average Tangible Common Equity (“ROTCE”)	13.87	11.35	13.47	0.95	10.10
Impact of other adjustments for Adjusted Net Income	0.13	1.71	(0.38)	1.91	0.83
Adjusted Return on Average Tangible Common Equity	14.00%	13.06%	13.09%	2.86%	10.93%

Loan interest income[1]	$65,684	$60,573	$64,929	$63,524	$254,710
Accretion on acquired loans	(4,448)	(3,254)	(2,988)	(4,287)	(14,977)
Interest and fees on PPP loans	(5,187)	(1,719)	(5,068)	—	(11,974)
Loan Interest Income excluding accretion on acquired loans	$56,049	$55,600	$56,873	$59,237	$227,759

Yield on loans[1]	4.42%	4.11%	4.56%	4.90%	4.49%
Impact of accretion on acquired loans	(0.30)	(0.22)	(0.21)	(0.33)	(0.27)
Interest and fees on PPP loans	0.11	0.33	(0.04)	—	0.11
Yield on Loans excluding accretion on acquired loans	4.23%	4.22%	4.31%	4.57%	4.33%

Net interest income[1]	$68,903	$63,621	$67,388	$63,291	$263,203
Accretion on acquired loans	(4,448)	(3,254)	(2,988)	(4,287)	(14,977)
Interest and fees on PPP loans	(5,187)	(1,719)	(5,068)	—	(11,974)
Net Interest Income excluding accretion on acquired loans	$59,268	$58,648	$59,332	$59,004	$236,252

Net interest margin	3.59%	3.40%	3.70%	3.93%	3.65%
Impact of accretion on acquired loans	(0.23)	(0.17)	(0.16)	(0.27)	(0.21)
Impact of PPP loans	0.01	0.19	(0.08)	—	0.03
Net interest margin excluding accretion on acquired loans	3.37%	3.42%	3.46%	3.66%	3.47%

Securities Interest Income[1]	$6,586	$7,129	$7,725	$8,848	30,288
Tax equivalent adjustment to securities	(23)	(32)	(31)	(30)	(116)
Security interest income excluding tax equivalent adjustment	$6,563	$7,097	$7,694	$8,818	$30,172

Loan Interest Income[1]	$65,684	$60,573	$64,929	$63,524	$254,710
Tax equivalent adjustment to loans	(89)	(86)	(85)	(84)	(344)
Loan interest income excluding tax equivalent adjustment	$65,595	$60,487	$64,844	$63,440	$254,366

Net interest income[1]	$68,903	$63,621	$67,388	$63,291	$263,203
Tax equivalent adjustment to securities	(23)	(32)	(31)	(30)	(116)
Tax equivalent adjustment to loans	(89)	(86)	(85)	(84)	(344)
Net Interest Income excluding tax equivalent adjustments	$68,791	$63,503	$67,272	$63,177	$262,743
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $1.3 billion, or 16%, year-over-year to $9.7 billion at December 31, 2021, reflecting a combination of organic growth and acquisitions, partially offset by PPP forgiveness.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in Tables 7 and 8 and “Note 3 - Securities” of the Company’s consolidated financial statements.
At December 31, 2021, the Company had $1.6 billion in securities available-for-sale, and $638.6 million in securities held-to-maturity. The Company's total debt securities portfolio increased $700.3 million, or 44%, from December 31, 2020.
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
During the year ended December 31, 2021, there were $1.5 billion of debt security purchases and $679.3 million in paydowns and maturities over the same period. For the year ended December 31, 2021, debt securities with a fair value of $102.1 million were sold with net losses of $0.4 million. During the year ended December 31, 2020, there were $830.3 million of debt security purchases and $379.9 million in paydowns and maturities over the same period. For the year ended December 31, 2020, debt securities with a fair value of $96.7 million were sold with net gains of $1.1 million.
Debt securities generally return principal and interest monthly. The modified duration of the securities portfolio at both December 31, 2021 and December 31, 2020 was 3.8 years.
At December 31, 2021, available-for-sale securities had gross unrealized losses of $20.9 million and gross unrealized gains of $11.5 million, compared to gross unrealized losses of $2.1 million and gross unrealized gains of $28.7 million at December 31, 2020. The Company assesses securities in an unrealized loss position on a quarterly basis. As of December 31, 2021, the Company expected to recover the entire amortized cost basis of these securities and therefore no allowance for credit losses was recorded.
The credit quality of the Company’s securities holdings are primarily investment grade. U.S. Treasury and U.S. government agencies and obligations of U.S. government-sponsored entities totaled $1.9 billion, or 82%, of the total portfolio.
The portfolio includes $88.1 million, with a fair value of $88.8 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $63.0 million, with a fair value of $63.1 million, in private label mortgage-backed residential securities with weighted average credit support of 28%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate mortgage loans. Non-guaranteed agency commercial securities total $25.1 million, with a fair value of $25.7 million. These securities have weighted average credit support of 12%. The collateral underlying these mortgages are primarily pooled multifamily loans.
The Company also has invested $292.7 million in uncapped 3-month LIBOR floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of December 31, 2021, all of the Company's collateralized loan obligations were in AAA/AA tranches with average credit support of 32%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
Held-to-maturity securities consist solely of mortgage-backed securities and collateralized mortgage obligations guaranteed by government agencies.
At December 31, 2021, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity, if necessary. Therefore, at December 31, 2021, no allowance for credit losses has been recorded.

Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $5.9 billion at December 31, 2021, an increase of $189.7 million, or 3%, compared to December 31, 2020. Increases reflect organic growth, along with the acquisition of Legacy Bank of Florida and the purchase of select loan pools, offset by PPP forgiveness. During the first half of 2021, the Company participated in the second round of the PPP program, resulting in originations of $256.0 million. Increases were offset by $777.6 million in PPP loans forgiven by the SBA during the year ended December 31, 2021. In the third quarter of 2021, the Company successfully completed the acquisition of Legacy Bank of Florida, resulting in the addition of $477.2 million in loans.
For the year ended December 31, 2021, the Company originated $1.1 billion in commercial and commercial real estate loans, compared to $655.8 million for the year ended December 31, 2020, an increase of $482.0 million, or 73%. The late-stage pipeline for commercial and commercial real estate loans totaled $397.8 million at December 31, 2021. Prior year's production and pipeline reflect the impact of the onset of the COVID-19 pandemic where the Company purposefully slowed originations. The current year activity reflects the Company's return to its pre-pandemic credit policy and continuation of strict underwriting guidelines.
The Company originated $245.4 million in residential loans retained in the portfolio during the year ended December 31, 2021, compared to originations of $129.2 million during the year ended December 31, 2020, an increase of $116.2 million, or 90%. Residential loans retained in the portfolio includes a $180.8 million purchased pool consisting of 30-year fixed rate jumbo residential loans purchased in the third quarter of 2021 and a $38.4 million purchased pool consisting of 30-year jumbo rate residential loans purchased in the second quarter of 2021. Saleable production decreased for the year ended December 31, 2021, representing $422.8 million versus $509.4 million during the year ended December 31, 2020, a decrease of 17%.
The Company originated $249.5 million consumer loans during the year ended December 31, 2021 compared to $219.3 million originated in the year ended December 31, 2020.
The Company remains committed to sound risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).
The following table details loan portfolio composition at December 31, 2021 and 2020 for portfolio loans, purchased credit deteriorated loans (“PCD”) and loans purchased which are not considered credit deteriorated (“Non-PCD”) as defined in “Note 4 - Loans”.

	December 31, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$199,341	$31,438	$45	$230,824
Commercial real estate - owner occupied	983,517	186,812	27,445	1,197,774
Commercial real estate - non-owner occupied	1,278,180	382,554	75,705	1,736,439
Residential real estate	1,261,306	156,957	7,091	1,425,354
Commercial and financial	968,318	84,395	16,643	1,069,356
Consumer	169,507	4,658	10	174,175
Paycheck Protection Program	69,503	21,604	—	91,107
Totals	$4,929,672	$868,418	$126,939	$5,925,029

	December 31, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$216,420	$26,250	$2,438	$245,108
Commercial real estate - owner occupied	854,769	247,090	39,451	1,141,310
Commercial real estate - non-owner occupied	1,043,459	323,273	29,122	1,395,854
Residential real estate	1,155,914	176,105	10,609	1,342,628
Commercial and financial	743,846	94,627	16,280	854,753
Consumer	181,797	6,660	278	188,735
Paycheck Protection Program	515,532	51,429	—	566,961
Totals	$4,711,737	$925,434	$98,178	$5,735,349

The amortized cost basis of loans at December 31, 2021 included net deferred costs of $31.0 million on non-PPP portfolio loans and net deferred fees of $2.4 million on PPP loans. At December 31, 2020, the amortized cost basis included net deferred costs of $22.6 million on non-PPP portfolio loans and net deferred fees of $9.5 million on PPP loans. At December 31, 2021, the remaining fair value adjustments on acquired loans was $23.1 million, or 2.3% of the outstanding acquired loan balances. At December 31, 2020, the remaining fair value adjustments on acquired loans was $30.2 million, or 2.9% of the acquired loan balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.
Commercial real estate (“CRE) loans, inclusive of owner-occupied commercial real estate, increased $397.0 million, or 16%, totaling $2.9 billion at December 31, 2021, compared to December 31, 2020. Owner-occupied commercial real estate loans represent $1.2 billion, or 41%, of the commercial real estate portfolio.
During the year ended December 31, 2021, the Company participated in the most recent round of the PPP and originated 2,782 loans totaling $256.0 million. Also during the year ended December 31, 2021, $777.6 million in PPP loans were forgiven by the SBA.
At December 31, 2021, Seacoast had $1.2 million of loans with payment accommodations to borrowers financially impacted by the COVID-19 pandemic, none of which have been classified as TDRs, compared to $74.1 million at December 31, 2020.
Residential mortgage loans increased $82.7 million, or 6%, year-over-year to $1.4 billion as of December 31, 2021. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At December 31, 2021, approximately $278.9 million, or 20%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled $773.7 million, or 54%, of the residential mortgage portfolio at December 31, 2021, of which 15- and 30-year mortgages totaled $37.1 million and $399.6 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $373.1 million, most with maturities of 10 years or less. Home equity lines of credit (“HELOCs”), primarily floating rates, totaled $336.6 million at December 31, 2021. Borrowers in the residential real estate portfolio have an average credit score of 749. Specifically for HELOCs, borrowers have an average credit score of 763. The average LTV of our HELOC portfolio is 69% with 42% of the portfolio being in the first lien position at December 31, 2021, compared to an average LTV of 68% with 45% of the portfolio being in the first lien position at December 31, 2020.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans and other consumer loans, which decreased $14.6 million, or 8%, year-over-year to a total of $174.2 million at December 31, 2021, compared to $188.7 million at December 31, 2020. Borrowers in the consumer portfolio have an average credit score of 734.
At December 31, 2021, the Company had unfunded commitments to make loans of $2.0 billion, compared to $1.5 billion at December 31, 2020 (see “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).
Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit risk concentration to capital. Outstanding balances for commercial and commercial real estate (“CRE”) loan relationships greater than $10 million totaled $1.2 billion, representing 20% of the total portfolio at December 31, 2021, compared to $753.7 million, or 13%, at December 31, 2020.

The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at December 31, 2021 aggregated to $312.0 million, of which $157.8 million was funded, compared to $254.3 million at December 31, 2020, of which $188.0 million was funded. The Company had 174 commercial and commercial real estate relationships in excess of $5 million totaling $1.9 billion, of which $1.4 billion was funded at December 31, 2021, compared to 135 relationships totaling $1.3 billion at December 31, 2020, of which $1.2 billion was funded.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of total risk based capital, were 21% and 177%, respectively, at December 31, 2021, compared to 26% and 169% as of December 31, 2020. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 19% and 162%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multifamily property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e. loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality
Table 6 provides certain information concerning nonperforming assets for the years indicated.
Nonperforming assets (“NPAs”) at December 31, 2021 totaled $44.2 million, a decrease of $4.6 million, or 9.5%, compared to 2020, and were comprised of $30.6 million of nonaccrual loans and other real estate owned (“OREO”) of $13.6 million that includes $1.4 million of branches taken out of service. Compared to December 31, 2020, nonaccrual loans decreased by $5.5 million, or 15%, and non-branch OREO increased $2.0 million, or 20%, due to $2.5 million in capital expenditures, partially offset by writedowns of $0.4 million. Approximately 76% of nonaccrual loans were secured with real estate at December 31, 2021. Nonaccrual loans have been written down by approximately $7.1 million, including reserves on individually evaluated loans.
Nonperforming loans to total loans outstanding at December 31, 2021 decreased to 0.52% from 0.63% at December 31, 2020. Nonperforming assets to total assets at December 31, 2021 decreased to 0.46% from 0.59% at December 31, 2020.
The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.
The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $3.9 million at December 31, 2021, compared to $4.2 million at December 31, 2020. Accruing TDRs are excluded from nonperforming asset ratios.
Beginning in March 2020, in response to the economic downturn resulting from the COVID-19 pandemic, the Company offered short-term payment deferrals to affected borrowers. As of December 31, 2021, pandemic-related accommodations totaled $1.2 million and are not considered troubled debt restructurings (“TDRs”).
The table below sets forth details related to nonaccrual and accruing restructured loans.

	December 31, 2021
	Nonaccrual Loans			Accruing Restructured
(In thousands)	Non-Current	Current	Total	Loans
Construction & land development	$—	$259	$259	$12
Commercial real estate mortgages - owner occupied	261	3,705	3,966	101
Commercial real estate mortgages - non-owner occupied	3,218	2,687	5,905	—
Residential real estate	5,130	7,915	13,045	3,298
Commercial and financial	2,914	3,955	6,869	318
Consumer	46	508	554	188
Total loans	$11,569	$19,029	$30,598	$3,917

	December 31, 2020
	Nonaccrual Loans			Accruing Restructured
(In thousands)	Non-Current	Current	Total	Loans
Construction & land development	$37	$129	$166	$109
Commercial real estate mortgages - owner occupied	5,682	2,500	8,182	109
Commercial real estate mortgages - non-owner occupied	2,030	6,053	8,083	—
Residential real estate mortgages	4,074	8,418	12,492	3,740
Commercial and financial	3,777	2,827	6,604	—
Consumer	543	40	583	224
Total loans	$16,143	$19,967	$36,110	$4,182
At December 31, 2021 and December 31, 2020, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Number	Amount	Number	Amount
Maturity extended	56	$5,385	51	$5,438
Rate reduction	25	2,769	37	4,275
Chapter 7 bankruptcies	1	39	13	417
Not elsewhere classified	12	378	5	160
Total loans	94	$8,571	106	$10,290
During the year ended December 31, 2021, 12 loans totaling $0.8 million were modified to a TDR, compared to ten loans totaling $0.7 million for the year ended December 31, 2020. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. There was one default totaling $0.2 million on loans that had been modified in TDRs within the twelve months preceding December 31, 2021, and there were no defaults on loans that had been modified in TDRs within the twelve months preceding December 31, 2020. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.
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
The provision for credit losses was a net benefit of $9.4 million for the year ended December 31, 2021, compared to a provision of $37.8 million for the year ended December 31, 2020. The prior year reflected the impact of economic uncertainty attributed primarily to the onset of the COVID-19 pandemic. The removal of lockdown restrictions and a continued improvement in the economic outlook are reflected in the decrease in provisioning in 2021. Net charge-offs for 2021 were $3.0 million, or 0.06% of average loans, excluding PPP loans, compared to $7.6 million, or 0.14%, for 2020. Excluding PPP loans, the ratio of allowance to total loans decreased to 1.43% at December 31, 2021 from 1.79% at December 31, 2020.
Activity in the allowance for credit losses is summarized as follows:

	December 31, 2021
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$—	$(2,300)	$—	$133	$(2)	$2,751
Commercial real estate - owner occupied	9,868	—	(1,289)	—	—	—	8,579
Commercial real estate - non-owner occupied	38,266	1,327	(1,664)	(1,327)	15	—	36,617
Residential real estate	17,500	—	(5,822)	(57)	1,196	(6)	12,811
Commercial and financial	18,690	1,719	2,292	(3,987)	1,030	—	19,744
Consumer	3,489	—	(638)	(727)	697	(8)	2,813
Paycheck Protection Program	—	—	—	—	—	—	—
Total	$92,733	$3,046	$(9,421)	$(6,098)	$3,071	$(16)	$83,315

	December 31, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses[1]	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$1,842	$1,479	$87	$1,399	$—	$114	$(1)	$4,920
Commercial real estate - owner-occupied	5,361	80	1,161	3,632	(310)	18	(74)	9,868
Commercial real estate - non owner-occupied	7,863	9,341	2,236	18,966	(177)	37	—	38,266
Residential real estate	7,667	5,787	124	3,840	(240)	350	(28)	17,500
Commercial and financial	9,716	3,677	2,643	8,329	(7,091)	1,416	—	18,690
Consumer	2,705	862	28	1,613	(2,024)	316	(11)	3,489
Paycheck Protection Program	—	—	—	—	—	—	—	—
Totals	$35,154	$21,226	$6,279	$37,779	$(9,842)	$2,251	$(114)	$92,733
[1]Excludes $0.4 million provision for credit losses on accrued interest receivable.
Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At December 31, 2021, the Company's largest concentrations of credit risk were $2.9 billion in loans secured by commercial real estate and $1.4 billion in loans secured by residential real estate, representing 50% and 24% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.

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
As of December 31, 2021, the Company has ceased issuance of new LIBOR loans, and has approximately $250 million in existing loans for which the repricing index is tied to LIBOR. The Company's swap agreements and other derivatives are governed by the International Swap Dealers Association (“ISDA”). ISDA has developed fallback language for swap agreements and has established a protocol to allow counterparties to modify legacy trades to include the new fallback language. The Company also invests in securities and has issued subordinated debt tied to LIBOR. The Company continues to monitor regulatory and legislative activity with regard to these products to identify and execute necessary actions to facilitate the transition to alternative reference rates.
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
The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. Brokered deposits at December 31, 2021 totaled $8.0 million, compared to $430.4 million at December 31, 2020.
Cash and cash equivalents, including interest bearing deposits, totaled $737.7 million on a consolidated basis at December 31, 2021, compared to $404.1 million at December 31, 2020. Higher cash and cash equivalent balances at December 31, 2021 are primarily the result of growth in deposits.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high-quality marketable assets, such as residential mortgage loans, available-for-sale debt securities and interest-bearing deposits. The Company is also able to provide short-term financing of its activities by selling, under an agreement to repurchase, United States Treasury and government agency debt securities not pledged to secure public deposits or trust funds. At December 31, 2021, the Company had available unsecured lines of $165.0 million and lines of credit under current lendable collateral value, which are subject to change, of $1.6 billion. In addition, the Company had $1.9 billion of debt securities and $614.2 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2020, the Company had available unsecured lines of $135.0 million and lines of credit of $1.8 billion, and $1.2 billion of debt securities and $733.3 million in residential and commercial real estate loans available as collateral.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During 2021, Seacoast Bank distributed $47.7 million to the Company and, at December 31, 2021, is eligible to distribute dividends to the Company of approximately $221.8 million without prior regulatory approval. Seacoast Bank distributed $20.2 million to the Company during 2020. At December 31, 2021, the Company had cash and cash equivalents at the parent of approximately $57.0 million compared to $70.1 million at December 31, 2020.

The following table presents contractual obligations by remaining maturity. All deposits presented in the table with indeterminate maturities such as interest bearing and noninterest bearing demand deposits, savings accounts and money market accounts are presented as having a maturity of one year or less. The Company considers these low cost deposits to be its largest, most stable funding source, despite no contracted maturity.

	December 31, 2021
		One Year	Over One Year Through	Over Three Years Through	Over Five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposit maturities	$8,067,589	$8,012,263	$41,977	$12,742	$607
Securities sold under agreements to repurchase	121,565	121,565	—	—	—
Subordinated debt	71,646	—	—	—	71,646
Operating leases[1]	44,730	6,597	12,198	10,430	15,505
Total	$8,305,530	$8,140,425	$54,175	$23,172	$87,758
1Of the $44.7 million, approximately $4.0 million is related to offices taken out of service (closed).
Deposits and Borrowings
The Company’s balance sheet continues to be primarily funded by core deposits.
Total deposits increased $1.1 billion, or 16%, to $8.1 billion at December 31, 2021 compared to December 31, 2020. The increase reflects growth in existing customer balances, the addition of new customers and the impact of the Legacy Bank of Florida acquisition which added $494.9 million in deposits during 2021.
Since December 31, 2020, interest bearing deposits, which includes interest bearing demand, savings and money markets deposits, increased $625.5 million, or 16%, to $4.4 billion at December 31, 2021, noninterest bearing demand deposits increased $785.7 million, or 34%, to $3.1 billion, and CDs decreased $276.2 million, or 33%, to $554.9 million. Noninterest demand deposits represented 38% of deposits at December 31, 2021 and 33% at December 31, 2020. Transaction account balances (noninterest demand and interest-bearing demand) increased to 62% of total deposits at December 31, 2021 compared to 56% at December 31, 2020.
Time deposits over $250,000 were $150.3 million and $171.5 million at December 31, 2021 and December 31, 2020, respectively. The following table details the maturities of time deposits of $250,000 and greater at December 31, 2021 and December 31, 2020:

	December 31,	% of	December 31,	% of
(In thousands, except percentages)	2021	Total	2020	Total
Certificates of Deposit of $250,000 and Greater
Maturity Group:
Three months or less	$57,299	38%	$65,627	38%
Over three through six months	56,206	38	50,430	29
Over six through 12 months	20,027	13	35,580	21
Over 12 months	16,810	11	19,826	12
Total Certificates of Deposit of $250,000 and Greater	$150,342	100%	$171,463	100%
Total uninsured deposits were estimated to be $3.2 billion at December 31, 2021.
Customer repurchase agreements totaled $121.6 million at December 31, 2021, increasing $2.0 million, or 2%, from December 31, 2020. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. The increase reflects higher overall balances held by existing customers in 2021. Public funds comprise a significant amount of the outstanding balance.
The Company participates in programs with third party deposit networks as part of its liquidity management strategy. Through these programs, the Company can offer its customers access to FDIC insurance on large balances, and the Company can retain or sell, on an overnight basis, the underlying deposits. At December 31, 2021, and had sold, on an overnight basis, $228.0 million in deposits compared to $112.7 million at December 31, 2020. These deposits are not included in the Consolidated Balance Sheets.
No unsecured federal funds purchased were outstanding at December 31, 2021 or December 31, 2020.
Borrowings were comprised of $71.6 million and $71.4 million at December 31, 2021 and December 31, 2020, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and there were no borrowings from FHLB.
The Company issued subordinated debt in conjunction with its wholly owned trust subsidiaries in connection with bank acquisitions in previous years. The acquired junior subordinated debentures (in accordance with ASC Topic 805 Business Combinations) were recorded at fair value, which collectively is $3.5 million lower than face value at December 31, 2021. This amount is being amortized into interest expense over the acquired subordinated debts’ remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.
Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 2.36% for the year ended December 31, 2021, compared to 3.07% in 2020.
Go to “Note 9 - Borrowings” to the Company's consolidated financial statements for more detailed information pertaining to borrowings.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments are generally lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $2.0 billion at December 31, 2021, and $1.5 billion at December 31, 2020 (see “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).
In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the Federal Reserve Bank. There was no reserve requirement at December 31, 2021 or December 31, 2020.
Under Federal Reserve regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2021, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $100.2 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the periods ending December 31, 2021 and 2020.
Capital Resources and Management
Table 1 summarizes the Company’s capital position and selected ratios.
The Company's equity capital at December 31, 2021 increased $180.3 million, or 16%, from December 31, 2020, to $1.3 billion. Changes in equity included increases from net income and the issuance of equity in conjunction with the acquisition of Legacy Bank of Florida, partially offset by the issuance of common stock dividends and the decrease in accumulated other comprehensive income primarily attributed to the decrease in market value of available-for-sale securities.

The ratio of shareholders’ equity to period end total assets was 13.54% and 13.55% at December 31, 2021 and December 31, 2020, respectively. The ratio of tangible shareholders’ equity to tangible assets was 11.09% and 11.01% at December 31, 2021 and December 31, 2020, respectively.
Activity in shareholders’ equity for the year ended December 31, 2021 and December 31, 2020 follows:

	For the Year Ended December 31,
(In thousands)	2021	2020
Beginning balance at January 1, 2021 and 2020	$1,130,402	$985,639
Net income	124,403	77,764
Cumulative change in accounting principle upon adoption of new accounting pronouncement	—	(16,876)
Issuance of common stock and conversion of options, pursuant to acquisitions	92,094	62,152
Stock compensation (net of Treasury shares acquired)	13,707	5,818
Dividends on common stock	(22,506)	—
Change in other comprehensive income	(27,364)	15,905
Ending balance at December 31, 2021 and 2020	$1,310,736	$1,130,402
Capital ratios are well above regulatory requirements for well-capitalized institutions. Management’s use of risk-based capital ratios in its analysis of the Company’s capital adequacy are not GAAP financial measures. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies and Seacoast does not nor should investors consider such non-GAAP financial measures in isolation from, or as a substitute for GAAP financial information (see “Table 1 - Capital Resources” and “Note 13 - Shareholders’ Equity”).

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized[1]
Total Risk-Based Capital Ratio	18.21%	16.68%	10.00%
Tier 1 Capital Ratio	17.40	15.86	8.00
Common Equity Tier 1 Ratio (CET1)	16.31	15.86	6.50
Leverage Ratio	11.68	10.65	5.00
[1]For subsidiary bank only
The Company’s total risk-based capital ratio was 18.21% at December 31, 2021, a decrease from 18.51% at December 31, 2020. During the first quarter of 2020, the Company adopted interagency guidance that delays the impact of CECL adoption on capital for two years followed by a three-year phase-in period. As of December 31, 2021, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.65%, compared to 11.03% at December 31, 2020, well above the minimum to be well capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay up to $221.8 million of dividends to the Company (see “Part I. Item 1. Business”).
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
The Company has seven wholly owned trust subsidiaries that issued trust preferred securities, all of which are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it will be able to treat all $71.6 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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
Note 5 to the financial statements (titled “Allowance for Credit Losses”) summarizes the Company’s allocation of the allowance for credit losses on loans by loan segment and provides detail regarding charge-offs and recoveries for each loan segment and the composition of the loan portfolio at December 31, 2021, 2020 and 2019.
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

Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates
Intangible assets consist of goodwill, core deposit intangibles and loan servicing rights. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. Core deposit intangibles are amortized on a straight-line basis, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill as required by ASC Topic 350, Intangibles—Goodwill and Other, in the fourth quarter of 2021 and concluded that no impairment existed.
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
The Company also holds 11,330 shares of Visa Class B stock which, following resolution of Visa’s litigation, will be converted to Visa Class A shares. Under the current conversion rate that became effective December 29, 2021, the Company expects to receive 1.6181 shares of Class A stock for each share of Class B stock, for a total of 18,333 shares of Visa Class A stock. The Company's ownership is related to prior ownership in Visa’s network while Visa operated as a cooperative. This ownership is recorded on the Company's financial records at a zero basis.
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
Contingent Liabilities – Critical Accounting Policies and Estimates
Seacoast is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of the Company's business activities. These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or its advisers may learn of additional information that can affect the assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At December 31, 2021 and 2020, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on January 1, 2022, holding all other changes in the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net Interest Income
	2021		2020
Changes in Interest Rates	1-12 months	13-24 months	1-12 months	13-24 months
+2.00%	13.4%	19.6%	7.6%	14.0%
+1.00%	6.7	10.1	3.9	7.4
Current	—	—	—	—
-1.00%	(2.5)	(8.8)	(4.5)	(10.1)
The Company's calculation of interest rate sensitivity for the year ended December 31, 2021 is presented below. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they reprice to market rates or mature. The amounts are aggregated to reflect the interest rate sensitivity gap. This analysis includes assumptions for prepayments of loans and securities and assumptions for core deposit re-pricing. The Company utilizes interest rate floors for certain variable rate loans to offset the potential impact of declining interest rates.
The computations of interest rate sensitivity are based on the static balance sheet and do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates in the future. This may include the use of derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts as components of the Company’s risk management profile.

Interest Rate Sensitivity Analysis[1]
	December 31, 2021
(In thousands)	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Federal funds sold and interest bearing deposits	$498,979	$—	$—	$—	$498,979
Debt securities[2]	451,661	258,684	1,150,754	421,860	2,282,959
Loans[3]	1,902,428	866,539	2,457,841	730,012	5,956,820
Other assets	5,720	—	—	39,314	45,034
Earning assets	$2,858,788	$1,125,223	$3,608,595	$1,191,186	$8,783,792
Non-maturity deposits	139,252	305,931	1,318,864	2,673,065	4,437,112
Time deposits	194,331	305,286	54,719	607	554,943
Borrowings	193,211	—	—	—	193,211
Interest bearing liabilities	$526,794	$611,217	$1,373,583	$2,673,672	$5,185,266
Interest rate swaps	300,000	—	—	—	300,000
Interest sensitivity gap	$2,031,994	$514,006	$2,235,012	$(1,482,486)	$3,298,526
Cumulative gap	$2,031,994	$2,546,000	$4,781,012	$3,298,526
Cumulative gap to total earning assets	23%	29%	54%	38%
Earning assets to interest bearing liabilities	543%	184%	263%	45%
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

	% Change in Economic Value of Equity
Changes in Interest Rates	2021	2020
+2.00%	18.6%	23.7%
+1.00%	10.2	13.3
Current	—	—
-1.00%	(10.8)	(19.2)
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

Effects of Inflation and Changing Prices
The consolidated financial statements and related financial data presented herein have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.
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

Table 1 - Capital Resources

	December 31,
(In thousands, except percentages)	2021	2020
Tier 1 Capital
Common stock	$5,850	$5,524
Additional paid in capital	963,747	856,092
Retained earnings	358,598	256,701
Treasury stock	(10,569)	(8,285)
Goodwill	(252,154)	(221,176)
Intangibles	(12,998)	(14,577)
Other[1]	23,182	24,946
Common Equity Tier 1 Capital	1,075,656	899,225

Qualifying trust preferred securities	71,646	71,365
Other	4	4
Total Tier 1 Capital	1,147,306	970,594

Tier 2 Capital
Allowance for credit losses on loans[1], as limited	53,579	58,861
Total Tier 2 Capital	53,579	58,861
Total Risk-Based Capital	$1,200,885	$1,029,455
Risk weighted assets	$6,595,378	$5,560,489

Common equity Tier 1 ratio (CET1)	16.31%	16.17%
Regulatory minimum[2]	4.50	4.50
Tier 1 capital ratio	17.40	17.46
Regulatory minimum[2]	6.00	6.00
Total capital ratio	18.21	18.51
Regulatory minimum[2]	8.00	8.00
Tier 1 capital to adjusted total assets	11.68	11.92
Regulatory minimum	4.00	4.00

Shareholders' equity to assets	13.54	13.55
Average shareholders' equity to average total assets	13.02	13.30
Tangible shareholders' equity to tangible assets	11.09	11.01
[1]Upon adoption of the CECL accounting standard in 2020, the Company elected, in accordance with interagency guidance, to delay the estimated impact on regulatory capital resulting from the implementation of CECL. The guidance provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). As of December 31, 2021 and 2020, the adjustment to Tier 1 Capital was $23.0 million and $24.7 million, respectively, and the adjustment to Tier 2 Capital was $28.5 million and $30.2 million, respectively.

[2]Excludes the Basel III capital conservation buffer of 2.5% which, if not exceeded, may constrain dividends, equity repurchases and compensation.

Table 2 - Loans Outstanding

	December 31,
(In thousands)	2021		2020
	Amount	% to Total Loans	Amount	% to Total Loans
Construction and land development	$230,824	4%	$245,108	4%
Commercial real estate - owner occupied	1,197,774	20%	1,141,310	20%
Commercial real estate - non-owner occupied	1,736,439	29%	1,395,854	25%
Residential real estate	1,425,354	24%	1,342,628	23%
Commercial and financial	1,069,356	18%	854,753	15%
Consumer	174,175	3%	188,735	3%
Paycheck Protection Program	91,107	2%	566,961	10%
Total Loans	$5,925,029	100%	$5,735,349	100%

Table 3 - Loan Maturity Distribution
The following table presents loans by maturity, separately presenting fixed rate loans from those with floating or adjustable rates.

	December 31, 2021
		After one year but within five years:		After five year but within fifteen years:		After fifteen years:
(In thousands)	In one year or less	Floating or adjustable	Fixed	Floating or adjustable	Fixed	Floating or adjustable	Fixed	Total
Construction and Land Development	$61,924	$35,914	$14,354	$62,928	$15,905	$20,554	$19,245	$230,824
Commercial Real Estate - Owner Occupied	56,708	43,584	261,332	104,358	703,830	24,419	3,543	1,197,774
Commercial Real Estate - Non-owner Occupied	152,824	70,651	716,994	85,868	693,667	14,328	2,107	1,736,439
Residential Real Estate	34,627	33,405	67,374	286,247	76,368	276,070	651,263	1,425,354
Commercial and Financial	212,728	72,273	333,168	82,340	144,009	149,652	75,186	1,069,356
Consumer	18,320	11,431	37,147	10,480	52,719	26,610	17,468	174,175
Paycheck Protection Program	4,089	—	87,018	—	—	—	—	91,107
Total	$541,220	$267,258	$1,517,387	$632,221	$1,686,498	$511,633	$768,812	$5,925,029

Table 4 - Select Credit Ratios1

	For the Year Ended December 31,
(In thousands, except percentages)	2021	2020	2019
Daily average loans outstanding[2]	$5,751,064	$5,678,807	$4,933,518
Ratio of allowance for credit losses on loans to loans outstanding at end of year	1.41%	1.62%	0.68%
Ratio of net charge-offs (recoveries) to average loans outstanding
Construction and land development	—%	—%	—%
Commercial real estate - owner occupied	—%	—%	n/a
Commercial real estate - non-owner occupied	0.02%	—%	n/a
Commercial real estate	n/a	n/a	(0.01)%
Residential real estate	(0.02)%	—%	—%
Commercial and financial	0.05%	0.10%	0.13%
Consumer	—%	0.03%	0.04%
Paycheck Protection Program	—%	—%	—%
Total ratio of net charge-offs to average loans outstanding	0.05%	0.13%	0.16%
[1]With the adoption of ASC Topic 326 -Financial Instruments - Credit Losses on January 1, 2020, the Company re-evaluated the aggregation of loans into segments, and separated Commercial Real Estate - Owner Occupied from Commercial Real Estate - Non Owner Occupied. In prior years, all Commercial Real Estate loans were considered a single segment.

[2]Net of unearned income.

Table 5 - Allowance for Credit Losses on Loans1

	December 31,
(In thousands, except percentages)	2021		2020		2019
Allocation by Loan Type	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance
Construction and land development	$2,751	3%	$4,920	5%	$1,842	5%
Commercial real estate - owner occupied	8,579	10%	9,868	11%	n/a	n/a
Commercial real estate - non-owner occupied	36,617	44%	38,266	41%	n/a	n/a
Commercial real estate	n/a	n/a	n/a	n/a	13,224	38%
Residential real estate	12,811	16%	17,500	19%	7,667	22%
Commercial and financial	19,744	24%	18,690	20%	9,716	27%
Consumer	2,813	3%	3,489	4%	2,705	8%
Paycheck Protection Program	$—	—%	$—	—%	n/a	n/a
Total Allowance for Credit Losses on Loans	$83,315	100%	$92,733	100%	$35,154	100%
[1]With the adoption of ASC Topic 326 -Financial Instruments - Credit Losses on January 1, 2020, the Company re-evaluated the aggregation of loans into segments, and separated Commercial Real Estate - Owner Occupied from Commercial Real Estate - Non Owner Occupied. In prior years, all Commercial Real Estate loans were considered a single segment.

Table 6 - Nonperforming Assets1

	December 31,
(In thousands, except percentages)	2021	2020	2019
Nonaccrual loans[2,3]
Construction and land development	$259	$167	$4,937
Commercial real estate loans - owner occupied	3,966	8,181	n/a
Commercial real estate loans - non-owner occupied	5,905	8,084	n/a
Commercial real estate	n/a	n/a	6,520
Residential real estate loans	13,045	12,492	9,479
Commercial and financial loans	6,869	6,604	5,909
Consumer loans	554	582	110
Total Nonaccrual Loans	$30,598	$36,110	$26,955

Other real estate owned
Construction and land development	$8,828	$6,715	$197
Commercial real estate loans - owner occupied	—	—	n/a
Commercial real estate loans - non-owner occupied	3,395	5,963	n/a
Commercial real estate	n/a	n/a	5,111
Residential real estate loans	—	72	241
Bank branches closed	1,395	—	6,842
Total Other Real Estate Owned	$13,618	$12,750	$12,391

Total Nonperforming Assets	$44,216	$48,860	$39,346

Amount of loans outstanding at end of year[3]	$5,925,029	$5,735,349	$5,198,404
Ratio of total nonperforming assets to loans outstanding and other real estate owned at end of period	0.74%	0.85%	0.76%
Ratio of total nonaccrual loans to loans outstanding at end of period	0.52%	0.63%	0.52%
Ratio of allowance for credit losses on loans to total nonaccrual loans	272%	257%	130%
Accruing loans past due 90 days or more	$121	$63	$108
Loans restructured and in compliance with modified terms[4]	3,917	4,182	11,100
[1]With the adoption of ASC Topic 326 -Financial Instruments - Credit Losses on January 1, 2020, the Company re-evaluated the aggregation of loans into segments, and separated Commercial Real Estate - Owner Occupied from Commercial Real Estate - Non Owner Occupied. In prior years, all Commercial Real Estate loans were considered a single segment.

[2]Interest income that could have been recorded during 2021, 2020, and 2019 related to nonaccrual loans was $0.9 million, $1.1 million, and $0.4 million, respectively, none of which was included in interest income or net income.

[3]Net of unearned income.
[4]Interest income that would have been recorded based on original contractual terms was $0.2 million, $0.2 million, and $0.4 million, respectively, for 2021, 2020, and 2019. The amount included in interest income under the modified terms for 2021, 2020, and 2019 was $0.2 million, $0.3 million, and $0.6 million respectively.

Table 7 - Maturity Distribution of Available-For-Sale Debt Securities

	December 31, 2021
(In thousands)	Less than 1 Year	After 1-5 Years	After 5-10 Years	After 10 Years	Total
Amortized Cost
U.S. Treasury securities and obligations of U.S. government agencies	$100	$1,020	$130	$5,216	$6,466
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	70,658	59,416	1,104,647	1,234,721
Private mortgage-backed securities and collateralized mortgage obligations	5,000	—	2,163	80,933	88,096
Collateralized loan obligations	—	—	132,741	160,010	292,751
Obligations of state and political subdivisions	2,074	12,997	6,911	9,642	31,624
Total Available-For-Sale Debt Securities	$7,174	$84,675	$201,361	$1,360,448	$1,653,658

Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$100	$1,027	$131	$5,521	$6,779
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	73,010	60,792	1,088,918	1,222,720
Private mortgage-backed securities and collateralized mortgage obligations	4,999	—	2,117	81,651	88,767
Collateralized loan obligations	—	—	132,647	160,043	292,690
Obligations of state and political subdivisions	2,109	13,814	7,211	10,229	33,363
Total Available-For-Sale Debt Securities	$7,208	$87,851	$202,898	$1,346,362	$1,644,319

Weighted Average Yield[1]
U.S. Treasury securities and obligations of U.S. government agencies	0.79%	2.31%	2.23%	3.15%	2.96%
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	2.95	2.32	1.46	1.58
Private mortgage-backed securities and collateralized mortgage obligations	0.16	—	1.76	2.62	2.45
Collateralized loan obligations	—	—	1.56	1.60	1.58
Obligations of state and political subdivisions	2.80	2.87	2.37	2.36	2.60
Total Available-For-Sale Debt Securities	0.93%	2.93%	1.81%	1.56%	1.65%
[1]All yields and rates have been computed using amortized costs.

Table 8 - Maturity Distribution of Held-to-Maturity Debt Securities

	December 31, 2021
(In thousands)	Less than 1 year	After 1-5 Years	After 5-10 Years	After 10 Years	Total
Amortized Cost
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$18,634	$8,906	$53,680	$557,420	$638,640
Total Held-to-Maturity Debt Securities	$18,634	$8,906	$53,680	$557,420	$638,640

Fair Value
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$18,808	$9,083	$55,335	$544,172	$627,398
Total Held-to-Maturity Debt Securities	$18,808	$9,083	$55,335	$544,172	$627,398

Weighted Average Yield[1]
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	2.36%	2.96%	2.62%	1.58%	1.71%
Total Held-to-Maturity Debt Securities	2.36%	2.96%	2.62%	1.58%	1.71%
[1]All yields and rates have been computed using amortized costs.

Stock Performance Graph
The line graph below compares the cumulative total stockholder return on Seacoast common stock with the cumulative total return of the NASDAQ Composite Index and the S&P U.S. BMI Banks - Southeast Region Index for the same period. The graph and table assume that $100 was invested on December 31, 2016 (the last day of trading for the year ended December 31, 2016) in each of Seacoast common stock, the NASDAQ Composite Index and the S&P U.S. BMI Banks - Southeast Region Index. The cumulative total return represents the change in stock price and the amount of dividends received over the period, assuming all dividends were reinvested.

Total Return Performance
350
300
250
200
150
100
50
Index Value
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Period Ending
Seacoast Banking Corporation of Florida
NASDAQ Composite
S&P U.S. BMI Banks - Southeast Region Index

Index	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Seacoast Banking Corporation of Florida	100.00	114.28	117.95	138.58	133.50	162.32
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. BMI Banks - Southeast Region Index	100.00	123.70	102.20	144.05	129.15	184.47
Source: S&P Global Market Intelligence © 2022

SELECTED QUARTERLY INFORMATION
QUARTERLY CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	2021 Quarters				2020 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net interest income:
Interest income	$73,942	$73,209	$67,763	$69,330	$72,681	$68,140	$73,222	$72,992
Interest expense	1,653	1,885	1,961	2,720	3,890	4,637	5,950	9,815
Net interest income	72,289	71,324	65,802	66,610	68,791	63,503	67,272	63,177
Provision for credit losses	(3,942)	5,091	(4,855)	(5,715)	1,900	(845)	7,611	29,513
Net interest income after provision for credit losses on loans	76,231	66,233	70,657	72,325	66,891	64,348	59,661	33,664
Noninterest income:
Service charges on deposit accounts	2,606	2,495	2,338	2,338	2,423	2,242	1,939	2,825
Interchange income	4,135	4,131	4,145	3,820	3,596	3,682	3,187	3,246
Wealth management income	2,356	2,562	2,387	2,323	1,949	1,972	1,719	1,867
Mortgage banking fees	2,030	2,550	2,977	4,225	3,646	5,283	3,559	2,208
Marine finance fees	147	152	177	189	145	242	157	146
SBA gains	200	812	232	287	113	252	181	139
BOLI income	1,295	1,128	872	859	889	899	887	886
Other income	6,316	5,228	2,249	3,744	2,187	2,370	2,147	3,352
Securities (losses) gains, net	(379)	(30)	(55)	(114)	(18)	4	1,230	19
Total noninterest income	18,706	19,028	15,322	17,671	14,930	16,946	15,006	14,688
Noninterest expenses:
Salaries and wages	25,005	27,919	22,966	21,393	21,490	23,125	20,226	23,698
Employee benefits	4,763	4,177	3,953	4,980	3,915	3,995	3,379	4,255
Outsourced data processing costs	5,165	5,610	4,676	4,468	4,233	6,128	4,059	4,633
Telephone and data lines	790	810	838	785	774	705	791	714
Occupancy	3,500	3,541	3,310	3,789	3,554	3,858	3,385	3,353
Furniture and equipment	1,403	1,567	1,166	1,254	1,317	1,576	1,358	1,623
Marketing	1,060	1,353	1,002	1,168	1,045	1,513	997	1,278
Legal and professional fees	2,461	4,151	2,182	2,582	509	3,018	2,277	3,363
FDIC assessments	713	651	515	526	528	474	266	—
Amortization of intangibles	1,304	1,306	1,212	1,211	1,421	1,497	1,483	1,456
Foreclosed property expense and net loss (gain) on sale	(175)	66	(90)	(65)	1,821	512	245	(315)
Provision for credit losses on unfunded commitments	—	133	—	—	(795)	756	178	46
Other	4,274	3,984	4,054	4,029	3,869	4,517	3,755	3,694
Total noninterest expenses	50,263	55,268	45,784	46,120	43,681	51,674	42,399	47,798
Income before income taxes	44,674	29,993	40,195	43,876	38,140	29,620	32,268	554
Income taxes	8,344	7,049	8,785	10,157	8,793	6,992	7,188	(155)
Net income	$36,330	$22,944	$31,410	$33,719	$29,347	$22,628	$25,080	$709

	2021 Quarters				2020 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Per Common Share Data
Net income diluted	$0.62	$0.40	$0.56	$0.60	$0.53	$0.42	$0.47	$0.01
Net income basic	0.62	0.40	0.57	0.61	0.53	0.42	0.47	0.01
Cash dividends declared:
Common stock	0.13	0.13	0.13	0.00	0.00	0.00	0.00	0.00
Market price common stock:
Low close	33.29	29.62	33.08	29.17	18.01	17.44	16.35	14.64
High close	38.31	34.26	38.81	40.35	29.60	21.40	25.00	30.55
Bid price at end of period	35.39	33.81	34.15	36.24	29.45	18.03	20.40	18.31

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Seacoast Banking Corporation of Florida
Stuart, Florida
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Seacoast Banking Corporation of Florida (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.
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
Allowance and Provision for Credit Losses on Loans
The allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the contractual life of loans carried at amortized cost as described in Notes 1 and 5 of the consolidated financial statements. The Company's loan portfolio, which is measured at amortized cost, is required to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the expected life of the loans.
The Company estimates expected credit losses for loans using a methodology based on the probability of default (“PD”) and loss given default (“LGD”), which is defined as credit loss incurred when an obligor of the bank defaults. PDs and LGDs are developed by analyzing the average historical loss migration of loans to default. The ACL estimation process for loans also applies economic forecast scenarios over a three-year forecast period. The forecast may use a single scenario or a composite of scenarios. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments. For portfolio segments with a weighted average life longer than three years, the Company reverts to longer-term historical loss experience, adjusted for prepayments, to estimate losses over the remaining life of the loans within each segment.
Adjustments may be made to baseline reserves based on an assessment of internal and external influences on credit quality not fully reflected in the quantitative components of the allowance model. These influences may include elements such as changes in concentration, macroeconomic conditions, recent observable asset quality trends, staff turnover, regional market conditions, employment levels and loan growth. Outcomes in any or all of these factors could differ from the baseline scenario, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions. These qualitative adjustments are based upon management's assessment of the factors.
We determined that auditing the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the application processes, including the need to involve our valuation services specialists.
The principal considerations resulting in our determination included the following:
•Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecasts of economic variables and reasonableness of other model assumptions.
•Significant auditor judgment and effort were used in evaluating the qualitative adjustments used in the model computation.

•Significant audit effort related to the completeness and accuracy of the high volume of data used to develop assumptions and in the model computation
The primary procedures performed to address the critical audit matter included:
•Testing the effectiveness of management’s internal controls over the Company’s significant model assumptions and judgments, reasonable and supportable forecasts, qualitative adjustments, and information systems.
•Testing the effectiveness of controls over the completeness and accuracy of historical inputs, including loan segmentation, used in the development of the PD method and LGD assumptions, data imputation, use of third-party data, and loan data used in the computation.
•Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit losses calculation, including the relevance and reliability of data used as the basis for adjustments related to the qualitative factors and the development and reasonableness of qualitative adjustments and mathematical accuracy and appropriateness of the overall calculation.
•With the assistance of our valuation specialists, evaluating the reasonableness of assumptions and judgments related to the PD, LGD and loan segmentation, the conceptual design of the credit losses estimation models, and model assumption sensitivity analysis.
•Evaluating management’s judgments in the selection and application of reasonable and supportable forecasts of economic variables
•Substantively testing management’s process for developing the qualitative factors and assessing reasonableness, relevance and reliability of data used to develop factors, including evaluating management’s judgments and assumptions for reasonableness
•Substantively testing the mathematical accuracy of the PD and LGD methods on a pooled loan level with the assistance of valuation specialists, including the completeness and accuracy of loan data used in the model

/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Fort Lauderdale, Florida
February 25, 2022

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Interest Income
Interest and dividends on securities
Taxable	$29,206	$29,718	$35,354
Nontaxable	577	454	555
Interest and fees on loans	251,471	254,366	250,535
Interest on interest bearing deposits and other investments	2,990	2,497	3,379
Total Interest Income	284,244	287,035	289,823

Interest Expense
Interest on deposits	3,605	6,920	16,621
Interest on time certificates	2,788	13,365	21,776
Interest on securities sold under agreement to repurchase	141	283	1,431
Interest on Federal Home Loan Bank (“FHLB”) borrowings	—	1,540	3,010
Interest on subordinated debt	1,685	2,184	3,367
Total Interest Expense	8,219	24,292	46,205
Net Interest Income	276,025	262,743	243,618

Provision for credit losses	(9,421)	38,179	10,999
Net Interest Income After Provision for Credit Losses	285,446	224,564	232,619

Noninterest Income:
Service charges on deposit accounts	9,777	9,429	11,529
Interchange income	16,231	13,711	13,399
Wealth management income	9,628	7,507	6,352
Mortgage banking fees	11,782	14,696	6,490
Marine finance fees	665	690	1,053
SBA gains	1,531	685	2,472
BOLI income	4,154	3,561	3,674
SBIC income	6,778	1,373	904
Other	10,759	8,683	9,642
	71,305	60,335	55,515
Securities (losses) gains, net (includes net gains of $2.2 million for 2021, net gains of $0.2 million for 2020 and net gains of $6.2 million for 2019 in other comprehensive income reclassifications)	(578)	1,235	1,217
Total Noninterest Income	70,727	61,570	56,732

Noninterest Expense:
Salaries and wages	97,283	88,539	73,829
Employee benefits	17,873	15,544	13,697
Outsourced data processing costs	19,919	19,053	15,077
Telephone / data lines	3,223	2,984	2,958
Occupancy	14,140	14,150	14,284
Furniture and equipment	5,390	5,874	6,245
Marketing	4,583	4,833	4,161

Legal and professional fees	11,376	9,167	8,553
FDIC assessments	2,405	1,268	881
Amortization of intangibles	5,033	5,857	5,826
Foreclosed property expense and net (gain) loss on sale	(264)	2,263	51
Provision for credit losses on unfunded commitments	133	185	—
Other	16,341	15,835	15,177
Total Noninterest Expense	197,435	185,552	160,739

Income Before Income Taxes	158,738	100,582	128,612
Income taxes	34,335	22,818	29,873
Net Income	$124,403	$77,764	$98,739

Share Data
Net income per share of common stock
Diluted	$2.18	$1.44	$1.90
Basic	2.20	1.45	1.92
Average common shares outstanding
Diluted	57,088	53,930	52,029
Basic	56,586	53,502	51,449
 See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Net Income	$124,403	$77,764	$98,739

Other comprehensive income (loss):

Available-for-sale securities:
Unrealized (losses) gains on available-for-sale securities, net of tax benefit of $8.2 million in 2021, tax expense of $5.0 million in 2020 and tax expense of $5.9 million in 2019	$(27,377)	$16,628	$19,016
Reclassification of unrealized losses on securities transferred to available-for-sale upon adoption of new accounting pronouncement, net of tax benefit of $154 thousand in 2019	—	—	(730)
Amortization of unrealized losses on securities transferred to held-to-maturity, net of tax expense of $21 thousand, $40 thousand, and $87 thousand, respectively	86	184	175
Reclassification adjustment for losses (gains) included in net income, net of tax benefit of $85 thousand in 2021, tax expense of $314 thousand in 2020 and tax expense of $95 thousand in 2019	278	(782)	(936)
Available-for-sale securities, net of tax	$(27,013)	$16,030	$17,525

Unrealized losses on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $120 thousand in 2021 and tax expense of $42 thousand in 2020	$(351)	$(125)	$—

Total other comprehensive income (loss)	$(27,364)	$15,905	$17,525

Comprehensive Income	$97,039	$93,669	$116,264
See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2021	2020
Assets
Cash and due from banks	$238,750	$86,630
Interest bearing deposits with other banks	498,979	317,458
Total cash and cash equivalents	737,729	404,088

Time deposits with other banks	—	750

Debt securities:
Securities available-for-sale (at fair value)	1,644,319	1,398,157
Securities held-to-maturity (fair value $627.4 million in 2021 and $192.2 million in 2020)	638,640	184,484
Total debt securities	2,282,959	1,582,641

Loans held for sale (at fair value)	31,791	68,890

Loans	5,925,029	5,735,349
Less: Allowance for credit losses	(83,315)	(92,733)
Loans, net of allowance for credit losses	5,841,714	5,642,616

Bank premises and equipment, net	72,404	75,117
Other real estate owned	13,618	12,750
Goodwill	252,154	221,176
Other intangible assets, net	14,845	16,745
Bank owned life insurance	205,041	131,776
Net deferred tax assets	27,321	23,629
Other assets	201,857	162,214
Total Assets	$9,681,433	$8,342,392

Liabilities
Deposits
Noninterest demand	$3,075,534	$2,289,787
Interest-bearing demand	1,890,212	1,566,069
Savings	895,019	689,179
Money market	1,651,881	1,556,370
Other time deposits	404,601	425,878
Brokered time certificates	—	233,815
Time certificates of more than $250,000	150,342	171,463
Total Deposits	8,067,589	6,932,561

Securities sold under agreements to repurchase, maturing within 30 days	121,565	119,609
Subordinated debt	71,646	71,365
Other liabilities	109,897	88,455
Total Liabilities	8,370,697	7,211,990

	December 31,
(In thousands, except share data)	2021	2020

Commitments and Contingencies (See “Note 9 - Borrowings” and “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk”)

Shareholders' Equity
Common stock, par value $0.10 per share authorized 120,000,000 shares, issued 58,909,369 and outstanding 58,504,250 shares in 2021 and authorized 120,000,000 shares, issued 55,584,979 and outstanding 55,243,226 shares in 2020	5,850	5,524
Additional paid-in capital	963,851	856,092
Retained earnings	358,598	256,701
Less: Treasury stock (405,119 shares in 2021 and 341,753 shares in 2020), at cost	(10,569)	(8,285)
	1,317,730	1,110,032
Accumulated other comprehensive (loss) income, net	(6,994)	20,370
Total Shareholders' Equity	1,310,736	1,130,402
Total Liabilities & Shareholders' Equity	$9,681,433	$8,342,392
See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Cash Flows From Operating Activities
Net Income	$124,403	$77,764	$98,739

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,482	6,020	6,421
Amortization of premiums and discounts on securities, net	6,220	5,019	2,548
Amortization of operating lease right-of-use assets	4,576	4,362	4,117
Other amortization and accretion, net	(13,908)	(8,667)	(2,005)
Stock based compensation	8,685	7,304	7,243
Origination of loans designated for sale	(490,426)	(511,706)	(329,177)
Sale of loans designated for sale	543,410	477,178	333,591
Provision for credit losses	(9,421)	38,179	10,999
Deferred income taxes	3,836	(4,926)	6,791
Losses (gains) on sale of securities	363	(1,096)	(1,031)
Gains on sale of loans	(15,276)	(13,930)	(9,794)
(Gains) losses on sale and write-downs of other real estate owned	(635)	1,139	(432)
Losses on disposition of fixed assets	817	791	511
Bank owned life insurance death benefits	—	—	(956)
Changes in operating assets and liabilities, net of effects from acquired companies:
Net increase in other assets	(42,437)	(35,555)	(5,614)
Net increase (decrease) in other liabilities	28,883	18,776	(4,206)
Net Cash Provided by Operating Activities	154,572	60,652	117,745

Cash Flows From Investing Activities
Maturities and repayments of available-for-sale debt securities	546,339	304,064	101,674
Maturities and repayments of held-to-maturity debt securities	132,916	75,861	42,495
Proceeds from sale of available-for-sale debt securities	84,972	96,732	202,724
Purchases of available-for-sale debt securities	(1,145,193)	(830,300)	(309,461)
Purchases of held-to-maturity debt securities	(377,159)	—	—
Maturities of time deposits with other banks	750	2,992	4,501
Net new loans and principal repayments	566,348	(79,100)	(109,614)
Purchases of loans held for investment	(259,267)	—	(270,791)
Proceeds from the sale of other real estate owned	5,598	8,521	6,509
Additions to other real estate owned	(2,513)	(2,557)	—
Proceeds from sale of FHLB and Federal Reserve Bank Stock	3,945	39,185	74,120
Purchase of FHLB and Federal Reserve Bank Stock	(3,020)	(28,278)	(75,193)
Redemption of bank owned life insurance	—	—	14,218
Net cash from bank acquisitions	98,100	71,965	—
Purchase of bank owned life insurance	(60,000)	—	—
Additions to bank premises and equipment	(4,327)	(1,587)	(2,523)
Net Cash Used in Investing Activities	(412,511)	(342,502)	(321,341)

	For the Year Ended December 31,
(In thousands)	2021	2020	2019

Cash Flows From Financing Activities
Net increase in deposits	640,108	844,405	407,513
Net increase (decrease) in repurchase agreements	1,956	33,488	(128,202)
Net decrease in FHLB borrowings with original maturities of three months or less	—	(235,000)	(67,000)
Repayments of FHLB borrowings with original maturities of more than three months	(33,000)	(115,000)	(63,000)
Proceeds from FHLB borrowings with original maturities of more than three months	—	35,000	65,000
Stock based employee benefit plans	5,022	(1,486)	(2,135)
Dividends paid	(22,506)	—	—
Net Cash Provided by Financing Activities	591,580	561,407	212,176
Net increase in cash and cash equivalents	333,641	279,557	8,580
Cash and Cash Equivalents at Beginning of Year	404,088	124,531	115,951
Cash and Cash Equivalents at End of Year	$737,729	$404,088	$124,531

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,977	$23,548	$46,130
Cash paid during the period for taxes	30,887	27,712	16,000
Recognition of operating lease right-of-use assets, other than through bank acquisition	12,459	2,095	30,301
Recognition of operating lease liabilities, other than through bank acquisition	12,459	2,095	34,627

Supplemental disclosure of non-cash investing activities:
Transfer of debt securities from available-for-sale to held-to-maturity	$210,805	$—	$—
Transfer of debt securities from held-to-maturity to available-for-sale	—	—	52,796
Unsettled sales of debt securities available-for-sale	17,147	—	—
Transfer from loans to other real estate owned	—	5,624	5,665
Transfer from bank premises to other real estate owned	3,318	1,289	—
Transfer from loans held for investment to loans held for sale	—	—	801

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2018	51,361	$5,136	$778,501	$97,074	$(3,384)	$(13,060)	$864,267
Comprehensive income	—	—	—	98,739	—	17,525	116,264
Stock based compensation expense	30	—	7,244	—	—	—	7,244
Common stock issued for stock based employee benefit plans	94	12	(32)	—	(2,648)	—	(2,668)
Common stock issued for stock options	29	3	425	—	—	—	428
Other	—	—	104	—	—	—	104
Balance at December 31, 2019	51,514	$5,151	$786,242	$195,813	$(6,032)	$4,465	$985,639
Comprehensive income	—	—	—	77,764	—	15,905	93,669
Stock based compensation expense	39	—	7,304	—	—	—	7,304
Common stock issued for stock based employee benefit plans	465	51	(50)	—	(2,253)	—	(2,252)
Common stock issued for stock options	62	6	760	—	—	—	766
Cumulative change in accounting principle upon adoption of new accounting pronouncement	—	—	—	(16,876)	—	—	(16,876)
Issuance of common stock, pursuant to acquisitions	3,163	316	61,836	—	—	—	62,152
Balance at December 31, 2020	55,243	$5,524	$856,092	$256,701	$(8,285)	$20,370	$1,130,402
Comprehensive income	—	—	—	124,403	—	(27,364)	97,039
Stock based compensation expense	23	—	8,685	—	—	—	8,685
Common stock issued for stock based employee benefit plans	167	19	(49)	—	(2,284)	—	(2,314)
Common stock issued for stock options	384	38	7,298	—	—	—	7,336
Issuance of common stock, pursuant to acquisition	2,687	269	86,218	—	—	—	86,487
Conversion of options, pursuant to acquisition	—	—	5,607	—	—	—	5,607
Dividends on common stock ($0.39 per share)	—	—	—	(22,506)	—	—	(22,506)
Balance at December 31, 2021	58,504	$5,850	$963,851	$358,598	$(10,569)	$(6,994)	$1,310,736

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seacoast Banking Corporation of Florida and Subsidiaries
Note 1 - Significant Accounting Policies
General: Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a single segment financial holding company with one operating subsidiary bank, Seacoast National Bank (“Seacoast Bank”). The Company provides integrated financial services including commercial and consumer banking, wealth management, mortgage services to customers at more than 50 full-service branches across Florida, and through advanced mobile and online banking solutions.
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

Credit losses on securities: For securities classified as held-to-maturity, management must estimate expected credit losses over the remaining expected life and recognize this estimate as an allowance for credit losses. Debt securities that are available-for-sale are analyzed quarterly for credit losses. The analysis is performed on an individual security basis for all securities where fair value has declined below amortized cost. Fair value is based upon pricing obtained from third party pricing services. However, on occasion pricing provided by the pricing services may not be consistent with other observed prices in the market for similar securities. Using observable market factors, including interest rate and yield curves, volatilities, prepayment speeds, loss severities and default rates, the Company may at times validate the observed prices using a discounted cash flow model and using the observed prices for similar securities to determine the fair value of its securities.

Both quantitative and qualitative assessments are utilized to determine if a security has a credit loss. Quantitative assessments are based on a discounted cash flow method. Qualitative assessments consider a range of factors including: percent decline in fair value, rating downgrades, subordination, duration, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms.

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
In response to the COVID-19 pandemic beginning in early 2020 and effective through 2021, rules defined in the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and a joint statement issued by federal regulators in consultation with FASB provided financial institutions with the option not to apply troubled debt restructure (“TDR”) accounting to eligible loan modifications provided to borrowers affected by the economic impact of the COVID-19 pandemic. Outside of this guidance, a loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulty, is considered to be a TDR. The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan.
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
Allowance for credit losses on loans: On January 1, 2020, the Company adopted Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The Company adopted ASC Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting period beginning January 1, 2020 are presented under ASC Topic 326, while prior amounts continue to be reported in accordance with previously applicable GAAP.
ASC Topic 326 introduced new definitions and criteria for categorizing purchased loans. Loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as purchased credit ("PCD"). Acquired loans which do not meet the definition of PCD are classified by the Company as acquired Non-PCD.
The Company estimates the allowance for credit losses on loans using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit losses provide the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, loan to value ratios, borrower credit characteristics, loan seasoning or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, occupancy rates, and other macroeconomic metrics.
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

The Company discontinues hedge accounting prospectively when it is determined that the derivative contract is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is terminated, management determines that the designation of the derivative as a hedging instrument is no longer appropriate or, for a cash flow hedge, the occurrence of the forecasted transaction is no longer probable. When hedge accounting on a cash flow hedge is discontinued, any subsequent changes in fair value of the derivative are recognized in earnings. The cumulative unrealized gain or loss related to a discontinuing cash flow hedge continues to be reported in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the same period in which the hedged transactions affects earnings, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period, in which case the cumulative unrealized gain or loss in AOCI is reclassified into earnings immediately.
Cash flows resulting from derivative financial instruments that are accounted for as hedges are classified in the cash flow statement in the same category as the cash flows from the hedged items.
See additional disclosures related to derivative instruments and hedging activities in “Note 6 – Derivatives”.
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
Fair Value Measurements: The Company measures or monitors the fair value of many of its assets and liabilities. Certain assets are measured on a recurring basis, including available-for-sale securities and loans held for sale. These assets are carried at fair value on the Company’s balance sheets. Additionally, fair value is measured on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes. Examples include collateral-dependent loans, other real estate owned, loan servicing rights, goodwill, and long-lived assets.
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
OREO may also include bank premises no longer utilized in the course of the Company's business (closed branches) that are initially recorded at the lower of carrying value or fair value, less costs to sell. If the fair value of the premises is less than amortized book value, a write down is recorded through noninterest expense. Costs to maintain the property are expensed.
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
Other Investments: Included in Other Assets are investments in funds generating affordable housing tax credits, and investments in Small Business Investment Companies (“SBICs”), which are privately owned and operated companies licensed by the U.S. Small Business Administration (“SBA”) to invest in small businesses. Investments generating tax credits are accounted for using the “proportional amortization” method. Under this method, the investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits allocated to the investor. SBIC investments are held at cost less impairment, if any. Income from SBIC investments will vary amongst periods and is recognized in earnings. Seacoast Bank is a member of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) systems. Members are required to own a certain amount of FHLB and FRB stock based on the level of borrowings and other factors, and may invest in additional amounts. Both cash and stock dividends are recognized in earnings.

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

Note 2 - Earnings Per Share
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
In 2021 no options to purchase shares of the Company's common stock were antidilutive. In 2020 and 2019, options to purchase 508,000, and 491,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	For the Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Basic earnings per share
Net Income	$124,403	$77,764	$98,739
Total weighted average common stock outstanding	56,586	53,502	51,449
Net income per share	$2.20	$1.45	$1.92

Diluted earnings per share
Net Income	$124,403	$77,764	$98,739

Total weighted average common stock outstanding	56,586	53,502	51,449
Add: Dilutive effect of employee restricted stock and stock options (See “Note 10 - Employee Benefits and Stock Compensation”)	502	428	580
Total weighted average diluted stock outstanding	57,088	53,930	52,029
Net income per share	$2.18	$1.44	$1.90
Net income has not been allocated to unvested restricted stock awards that are participating securities because the amounts that would be allocated are not material to net income per share of common stock. Unvested restricted stock awards that are participating securities represent less than one percent of all of the outstanding shares of common stock for each of the periods presented.

Note 3 - Securities
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity securities at December 31, 2021 and December 31, 2020 are summarized as follows:

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$6,466	$316	$(3)	$6,779
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,234,721	8,308	(20,309)	1,222,720
Private mortgage-backed securities and collateralized mortgage obligations	88,096	1,091	(420)	88,767
Collateralized loan obligations	292,751	63	(124)	292,690
Obligations of state and political subdivisions	31,624	1,740	(1)	33,363
Totals	$1,653,658	$11,518	$(20,857)	$1,644,319

Held-to-Maturity Debt Securities
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$638,640	$3,828	$(15,070)	$627,398
Totals	$638,640	$3,828	$(15,070)	$627,398

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$8,250	$528	$(1)	$8,777
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,038,437	23,457	(1,240)	1,060,654
Private mortgage-backed securities and collateralized mortgage obligations	89,284	2,131	(210)	91,205
Collateralized loan obligations	202,563	279	(647)	202,195
Obligations of state and political subdivisions	33,005	2,321	—	35,326
Totals	$1,371,539	$28,716	$(2,098)	$1,398,157

Held-to-Maturity Debt Securities
Mortgage-backed securities of U.S. government-sponsored entities	$184,484	$7,818	$(123)	$192,179
Totals	$184,484	$7,818	$(123)	$192,179
Debt securities with a fair value of $102.1 million were sold during 2021, with gross gains of $0.3 million and gross losses of $0.6 million. During 2020, debt securities with a fair value of $96.7 million were sold with gross gains of $2.4 million and gross losses of $1.3 million. Debt securities with a fair value of $202.7 million were sold during 2019, with gross gains of $2.9 million and gross losses of $1.8 million. Also included in “Securities gains (losses) net” is a decrease of $0.2 million in 2021 and increases of $0.1 million and $0.2 million in 2020 and 2019, respectively, in the value of an investment in shares of a mutual fund that invests in CRA-qualified debt securities.
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
At December 31, 2021, debt securities with a fair value of $421.4 million were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$2,174	$2,210
Due after one year through five years	—	—	14,017	14,841
Due after five years through ten years	—	—	7,041	7,341
Due after ten years	—	—	14,858	15,750
	—	—	38,090	40,142

Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	638,640	627,398	1,234,721	1,222,720
Private mortgage-backed securities and collateralized mortgage obligations	—	—	88,096	88,767
Collateralized loan obligations	—	—	292,751	292,690
Totals	$638,640	$627,398	$1,653,658	$1,644,319

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

	December 31, 2021
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$97	$(1)	$245	$(2)	$342	$(3)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	955,881	(19,575)	11,953	(734)	967,834	(20,309)
Private mortgage-backed securities and collateralized mortgage obligations	33,640	(173)	9,628	(247)	43,268	(420)
Collateralized loan obligations	123,202	(81)	9,461	(43)	132,663	(124)
Obligations of state and political subdivisions	499	(1)	—	—	499	(1)
Totals	$1,113,319	$(19,831)	$31,287	$(1,026)	$1,144,606	$(20,857)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$256	$(1)	$256	$(1)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	203,405	(1,218)	569	(22)	203,974	(1,240)
Private mortgage-backed securities and collateralized mortgage obligations	23,997	(210)	—	—	23,997	(210)
Collateralized loan obligations	104,697	(102)	72,513	(545)	177,210	(647)
Totals	$332,099	$(1,530)	$73,338	$(568)	$405,437	$(2,098)
At December 31, 2021, the Company had unrealized losses of $20.3 million on mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $967.8 million. These securities are either explicitly or implicitly guaranteed by the U.S. Government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2021, no allowance for credit losses has been recorded.
At December 31, 2021, the Company had $0.4 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $43.3 million. The collateral underlying these mortgage investments is primarily residential commercial real estate. The securities have average credit support of 23%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2021, no allowance for credit losses has been recorded.
At December 31, 2021, the Company had $0.1 million of unrealized losses in uncapped 3-month LIBOR floating rate collateralized loan obligations (“CLOs”) having a fair value of $132.7 million. CLOs are special purpose vehicles and those in which the Company has invested acquire nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of December 31, 2021, all positions held by the Company are in AAA and AA tranches, with average credit support of 37% and 25% respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movement and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2021, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. As a result, as of December 31, 2021, no allowance for credit losses has been recorded.
Included in Other Assets at December 31, 2021 is $34.4 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $3.4 million and $1.0 million, respectively, at December 31, 2021, and $3.2 million and $0.4 million, respectively, at December 31, 2020, is included in Other Assets. Also included in Other Assets is an investment in a CRA-qualified mutual fund carried at fair value of $9.3 million and $6.5 million at December 31, 2021 and December 31, 2020, respectively.
The Company holds 11,330 shares of Visa Class B stock which, following resolution of Visa litigation, will be converted to Visa Class A shares. Under the current conversion ratio that became effective December 29, 2021, the Company would receive 1.6181 shares of Class A stock for each share of Class B stock for a total of 18,333 shares of Visa Class A stock. The ownership of Visa stock is related to prior ownership in Visa's network, while Visa operated as a cooperative. This ownership is recorded in the Company's financial records at zero basis.

Note 4 - Loans
Loans held for investment are categorized into the following segments:
•Construction and land development: Loans are extended to both commercial and consumer customers which are collateralized by and for the purpose of funding land development and construction projects, including 1-4 family residential construction, multi-family property, non-farm residential property, and various commercial purpose properties where the primary source of repayment is from proceeds of the sale, refinancing or permanent financing of the property.
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
The following tables present net loan balances by segment as of:

	December 31, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$199,341	$31,438	$45	$230,824
Commercial real estate - owner occupied	983,517	186,812	27,445	1,197,774
Commercial real estate - non-owner occupied	1,278,180	382,554	75,705	1,736,439
Residential real estate	1,261,306	156,957	7,091	1,425,354
Commercial and financial	968,318	84,395	16,643	1,069,356
Consumer	169,507	4,658	10	174,175
Paycheck Protection Program	69,503	21,604	—	91,107
Totals	$4,929,672	$868,418	$126,939	$5,925,029

	December 31, 2020
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$216,420	$26,250	$2,438	$245,108
Commercial real estate - owner occupied	854,769	247,090	39,451	1,141,310
Commercial real estate - non-owner occupied	1,043,459	323,273	29,122	1,395,854
Residential real estate	1,155,914	176,105	10,609	1,342,628
Commercial and financial	743,846	94,627	16,280	854,753
Consumer	181,797	6,660	278	188,735
Paycheck Protection Program	515,532	51,429	—	566,961
Totals	$4,711,737	$925,434	$98,178	$5,735,349
The amortized cost basis of loans at December 31, 2021 included net deferred costs of $31.0 million on non-PPP portfolio loans and net deferred fees of $2.4 million on PPP loans. At December 31, 2020, the amortized cost basis included net deferred costs of $22.6 million on non-PPP portfolio loans and net deferred fees of $9.5 million on PPP loans. At December 31, 2021, the remaining fair value adjustments on acquired loans were $23.1 million, or 2.3% of the outstanding acquired loan balances, compared to $30.2 million, or 2.9% of the acquired loan balances at December 31, 2020. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $14.7 million and $25.8 million at December 31, 2021 and December 31, 2020, respectively.
Loans to directors and executive officers totaled $0.6 million and $1.1 million at December 31, 2021 and 2020, respectively. Two new loans were originated to directors or officers in 2021.

The following table presents the status of net loan balances as of December 31, 2021 and December 31, 2020. Loans on short-term payment deferral at the reporting date are reported as current.

	December 31, 2021
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$199,087	$—	$—	$—	$254	$199,341
Commercial real estate - owner occupied	982,804	—	—	—	713	983,517
Commercial real estate - non-owner occupied	1,276,582	—	—	—	1,598	1,278,180
Residential real estate	1,248,160	3,457	143	—	9,546	1,261,306
Commercial and financial	963,828	851	41	—	3,598	968,318
Consumer	168,791	565	23	15	113	169,507
Paycheck Protection Program[1]	69,434	—	—	69	—	69,503
Total Portfolio Loans	4,908,686	4,873	207	84	15,822	4,929,672

Acquired Non-PCD Loans
Construction and land development	31,438	—	—	—	—	31,438
Commercial real estate - owner occupied	186,652	—	160	—	—	186,812
Commercial real estate - non-owner occupied	381,510	—	—	—	1,044	382,554
Residential real estate	154,981	182	—	—	1,794	156,957
Commercial and financial	84,180	—	40	—	175	84,395
Consumer	4,082	135	—	—	441	4,658
Paycheck Protection Program[1]	21,567	—	—	37	—	21,604
Total Acquired Non-PCD Loans	864,410	317	200	37	3,454	868,418

PCD Loans
Construction and land development	40	—	—	—	5	45
Commercial real estate - owner occupied	24,192	—	—	—	3,253	27,445
Commercial real estate - non-owner occupied	72,442	—	—	—	3,263	75,705
Residential real estate	5,386	—	—	—	1,705	7,091
Commercial and financial	13,547	—	—	—	3,096	16,643
Consumer	10	—	—	—	—	10
Total PCD Loans	115,617	—	—	—	11,322	126,939

Total Loans	$5,888,713	$5,190	$407	$121	$30,598	$5,925,029
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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $1.2 million, $0.9 million, and $1.3 million in interest income on nonaccrual loans during the years ended December 31, 2021, 2020, and 2019, respectively. The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	December 31, 2021
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$37	$222	$259	$92
Commercial real estate - owner-occupied	2,976	990	3,966	419
Commercial real estate - non-owner occupied	4,490	1,415	5,905	27
Residential real estate	12,358	687	13,045	357
Commercial and financial	2,676	4,193	6,869	2,384
Consumer	29	525	554	525
Totals	$22,566	$8,032	$30,598	$3,804

	December 31, 2020
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$148	$19	$167	$8
Commercial real estate - owner-occupied	7,893	288	8,181	287
Commercial real estate - non-owner occupied	5,666	2,418	8,084	1,640
Residential real estate	9,520	2,972	12,492	1,587
Commercial and financial	3,175	3,429	6,604	2,235
Consumer	222	360	582	75
Totals	$26,624	$9,486	$36,110	$5,832
Collateral-Dependent Loans
Loans are considered collateral-dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral-dependent loans as of:

(In thousands)	December 31, 2021	December 31, 2020
Construction and land development	$271	$189
Commercial real estate - owner-occupied	4,706	11,992
Commercial real estate - non-owner occupied	4,923	7,285
Residential real estate	16,334	16,652
Commercial and financial	8,741	11,198
Consumer	741	586
Totals	$35,716	$47,902
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
•Doubtful: Loans that have all the weaknesses inherent in those classified Substandard with the added characteristic that the weakness present makes collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Some portion of the principal balance of loans classified as doubtful are likely to be charged off.

The following tables present the risk rating of loans by year of origination as of:

	December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$94,318	$23,860	$38,058	$25,507	$3,995	$15,466	$29,349	$230,553
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard Impaired	—	—	—	222	—	49	—	271
Doubtful	—	—	—	—	—	—	—	—
Total	94,318	23,860	38,058	25,729	3,995	15,515	29,349	230,824
Commercial real estate - owner occupied
Risk Ratings:
Pass	205,404	154,432	179,786	132,353	125,763	363,986	10,005	1,171,729
Special Mention	—	6,527	5,370	649	218	3,250	—	16,014
Substandard	—	—	—	—	3,290	1,610	—	4,900
Substandard Impaired	—	—	2,742	310	596	1,483	—	5,131
Doubtful	—	—	—	—	—	—	—	—
Total	205,404	160,959	187,898	133,312	129,867	370,329	10,005	1,197,774
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	395,308	207,824	298,021	186,339	110,990	460,435	6,477	1,665,394
Special Mention	—	—	844	—	289	13,850	—	14,983
Substandard	—	4,776	3,009	23,206	1,900	17,266	—	50,157
Substandard Impaired	—	1,044	1,849	—	326	2,686	—	5,905
Doubtful	—	—	—	—	—	—	—	—
Total	395,308	213,644	303,723	209,545	113,505	494,237	6,477	1,736,439
Residential real estate
Risk Ratings:
Pass	394,547	114,364	90,566	119,836	118,556	213,950	354,439	1,406,258
Special Mention	—	—	—	70	—	1,243	532	1,845
Substandard	—	340	—	—	58	422	86	906
Substandard Impaired	—	149	724	39	4,415	8,507	2,511	16,345
Doubtful	—	—	—	—	—	—	—	—
Total	394,547	114,853	91,290	119,945	123,029	224,122	357,568	1,425,354
Commercial and financial
Risk Ratings:
Pass	340,826	180,677	97,072	68,232	39,331	56,053	246,568	1,028,759
Special Mention	530	15,587	—	237	251	84	876	17,565
Substandard	—	371	2,605	3,594	1,436	3,217	339	11,562
Substandard Impaired	—	196	4,561	3,694	1,371	1,520	128	11,470
Doubtful	—	—	—	—	—	—	—	—
Total	341,356	196,831	104,238	75,757	42,389	60,874	247,911	1,069,356

	December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Consumer
Risk Ratings:
Pass	45,063	31,342	26,194	17,300	9,979	16,019	25,418	171,315
Special Mention	—	24	431	37	167	3	1,199	1,861
Substandard	—	—	18	—	17	—	223	258
Substandard Impaired	—	—	92	23	74	118	434	741
Doubtful	—	—	—	—	—	—	—	—
Total	45,063	31,366	26,735	17,360	10,237	16,140	27,274	174,175
Paycheck Protection Program
Risk Ratings:
Pass	87,036	4,071	—	—	—	—	—	91,107
Total	87,036	4,071	—	—	—	—	—	91,107
Consolidated
Risk Ratings:
Pass	1,562,502	716,570	729,697	549,567	408,614	1,125,909	672,256	5,765,115
Special Mention	530	22,138	6,645	993	925	18,430	2,607	52,268
Substandard	—	5,487	5,632	26,800	6,701	22,515	648	67,783
Substandard Impaired	—	1,389	9,968	4,288	6,782	14,363	3,073	39,863
Doubtful	—	—	—	—	—	—	—	—
Total	$1,563,032	$745,584	$751,942	$581,648	$423,022	$1,181,217	$678,584	$5,925,029

	December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$62,107	$52,384	$46,067	$15,873	$7,335	$17,873	$35,324	$236,963
Special Mention	206	245	5,918	—	—	1,449	—	7,818
Substandard	—	—	—	—	—	51	—	51
Substandard Impaired	—	—	—	37	—	239	—	276
Doubtful	—	—	—	—	—	—	—	—
Total	62,313	52,629	51,985	15,910	7,335	19,612	35,324	245,108
Commercial real estate - owner occupied
Risk Ratings:
Pass	155,953	198,559	156,276	138,341	148,389	287,772	14,255	1,099,545
Special Mention	5,773	1,858	3,305	—	4,471	4,050	2	19,459
Substandard	—		—	4,709	1,955	5,508	—	12,172
Substandard Impaired	—	3,151	747	1,362	—	4,874	—	10,134
Doubtful	—	—	—	—	—	—	—	—
Total	161,726	203,568	160,328	144,412	154,815	302,204	14,257	1,141,310
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	159,299	313,287	201,112	123,357	175,623	356,943	8,596	1,338,217
Special Mention	—	431	9,487	7,580	10,240	114	—	27,852

Substandard	—	—	9,709	—	8,311	3,682	—	21,702
Substandard Impaired	—	2,418	—	—	125	5,540	—	8,083
Doubtful	—	—	—	—	—	—	—	—
Total	159,299	316,136	220,308	130,937	194,299	366,279	8,596	1,395,854
Residential real estate
Risk Ratings:
Pass	96,819	144,329	204,077	205,046	160,612	159,742	350,502	1,321,127
Special Mention	—	—	33	720	—	966	479	2,198
Substandard	350	—	—	896	—	1,452	100	2,798
Substandard Impaired	109	726	1,520	1,762	715	9,671	2,002	16,505
Doubtful	—	—	—	—	—	—	—	—
Total	97,278	145,055	205,630	208,424	161,327	171,831	353,083	1,342,628
Commercial and financial
Risk Ratings:
Pass	214,774	146,511	103,769	60,782	39,692	53,758	204,304	823,590
Special Mention	71	946	965	5,612	67	635	209	8,505
Substandard	154	41	3,016	1,609	553	3,239	764	9,376
Substandard Impaired	317	4,595	3,199	2,292	2,074	704	81	13,262
Doubtful[1]	—	—	—	—	—	—	20	20
Total	215,316	152,093	110,949	70,295	42,386	58,336	205,378	854,753
Consumer
Risk Ratings:
Pass	46,476	43,143	30,433	18,937	21,880	9,488	15,089	185,446
Special Mention	58	27	14	41	42	21	1,854	2,057
Substandard	—	—	—	42	4	151	228	425
Substandard Impaired	7	50	193	24	329	183	21	807
Doubtful	—	—	—	—	—	—	—	—
Total	46,541	43,220	30,640	19,044	22,255	9,843	17,192	188,735
Paycheck Protection Program
Risk Ratings:
Pass	566,961	—	—	—	—	—	—	566,961
Total	566,961	—	—	—	—	—	—	566,961
Consolidated
Risk Ratings:
Pass	1,302,389	898,213	741,734	562,336	553,531	885,576	628,070	5,571,849
Special Mention	6,108	3,507	19,722	13,953	14,820	7,235	2,544	67,889
Substandard	504	41	12,725	7,256	10,823	14,083	1,092	46,524
Substandard Impaired	433	10,940	5,659	5,477	3,243	21,211	2,104	49,067
Doubtful[1]	—	—	—	—	—	—	20	20
Total	$1,309,434	$912,701	$779,840	$589,022	$582,417	$928,105	$633,830	$5,735,349
[1]Loans classified as doubtful were fully reserved as of December 31, 2020.
Loans Modified in Connection with COVID-19 Pandemic
The CARES Act, which was signed into law on March 27, 2020 and amended by the Consolidated Appropriations Act on December 27, 2020, encouraged financial institutions to practice prudent efforts to work with borrowers financially impacted by the COVID-19 pandemic by providing an option to exclude from TDR consideration certain loan modifications that might otherwise be categorized as TDRs under ASC 310-40. This option was available for modifications that were deemed to be COVID-related, where the borrower was not more than 30 days past due on December 31, 2019, and the modification was executed between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. Federal banking regulators issued similar guidance that also allowed lenders to conclude that short-term modifications for borrowers affected by the pandemic should not be considered TDRs if the borrower was current at the time of modification. Seacoast provided financially impacted borrowers with loan accommodations, primarily consisting of payment deferrals of up to six months. At its peak on June 30, 2020, loans on deferral represented $1.1 billion, or 21% of total non-PPP loans. In the second half of 2020, the large majority of these borrowers successfully resumed making contractual payments, and the level of loans with accommodations decreased to $74.1 million, or 1% of total non-PPP loans at December 31, 2020, and to $1.2 million, or 0.02% of total non-PPP loans as of December 31, 2021.
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
The following table presents loans that were modified in a troubled debt restructuring during the years ended:

(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
At December 31, 2021:
Construction and land development	—	$—	$—
Commercial real estate - owner-occupied	—	—	—
Commercial real estate - non owner-occupied	—	—	—
Residential real estate	5	261	261
Commercial and financial	3	457	457
Consumer	4	84	84
Totals	12	$802	$802

At December 31, 2020:
Construction and land development	—	$—	$—
Commercial real estate - owner-occupied	—	—	—
Commercial real estate - non owner-occupied
Residential real estate	2	150	150
Commercial and financial	4	437	437
Consumer	4	112	112
Totals	10	$699	$699

At December 31, 2019:
Construction and land development	—	$—	$—
Commercial real estate	2	2,166	2,166
Commercial real estate - non owner-occupied	—	—	—
Residential real estate	3	1,193	1,193
Commercial and financial	3	1,326	1,326
Consumer	1	19	19
Totals	9	$4,704	$4,704
The TDRs described above resulted in a specific allowance for credit losses of $0.2 million as of December 31, 2021, and $0.2 million in specific allowance for credit losses as of December 31, 2020. During the year ended December 31, 2021 there were three defaults totaling $0.2 million on loans that had been modified in TDRs within the preceding twelve months. During the year ended December 31, 2020, there were no defaults on loans that had been modified in TDRs within the preceding twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, is charged off or has been transferred to other real estate owned. For loans measured based on the present value of expected future cash flows, $16 thousand, $0.1 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively, was included in interest income and represents the change in present value attributable to the passage of time.

Note 5 - Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	For the Year Ended
	December 31, 2021
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$—	$(2,300)	$—	$133	$(2)	$2,751
Commercial real estate - owner occupied	9,868	—	(1,289)	—	—	—	8,579
Commercial real estate - non-owner occupied	38,266	1,327	(1,664)	(1,327)	15	—	36,617
Residential real estate	17,500	—	(5,822)	(57)	1,196	(6)	12,811
Commercial and financial	18,690	1,719	2,292	(3,987)	1,030	—	19,744
Consumer	3,489	—	(638)	(727)	697	(8)	2,813
Paycheck Protection Program	—	—	—	—	—	—	—
Total	$92,733	$3,046	$(9,421)	$(6,098)	$3,071	$(16)	$83,315

	For the Year Ended
	December 31, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses[1]	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$1,842	$1,479	$87	$1,399	$—	$114	$(1)	$4,920
Commercial real estate - owner occupied	5,361	80	1,161	3,632	(310)	18	(74)	9,868
Commercial real estate - non-owner occupied	7,863	9,341	2,236	18,966	(177)	37	—	38,266
Residential real estate	7,667	5,787	124	3,840	(240)	350	(28)	17,500
Commercial and financial	9,716	3,677	2,643	8,329	(7,091)	1,416	—	18,690
Consumer	2,705	862	28	1,613	(2,024)	316	(11)	3,489
Paycheck Protection Program	—	—	—	—	—	—	—	—
Total	$35,154	$21,226	$6,279	$37,779	$(9,842)	$2,251	$(114)	$92,733
1In addition, the Company recorded a $0.4 million provision to establish a valuation allowance on accrued interest receivable.

	For the Year Ended
	December 31, 2019
(In thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,233	$(421)	$—	$31	$(1)	$1,842
Commercial real estate	11,112	1,677	(248)	744	(61)	13,224
Residential real estate	7,775	(231)	(152)	338	(63)	7,667
Commercial and financial	8,585	7,969	(7,550)	712	—	9,716
Consumer	2,718	2,005	(2,609)	595	(4)	2,705
Total	$32,423	$10,999	$(10,559)	$2,420	$(129)	$35,154
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
As of December 31, 2021, the Company utilized Moody’s most recent “U.S. Macroeconomic Outlook Baseline” scenario and considered the uncertainty associated with the assumptions in the Baseline scenario, including the potential for recurring COVID-19 infections, including from variants, actions contemplated by the Federal Reserve to address inflation through changes in monetary policy, and the resulting potential impact on the progress of the economic recovery. Outcomes in any or all of these factors could differ from the Baseline scenario, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk not captured in the quantitative model.

In the Construction and Land Development segment, the decrease in reserves during the year reflects lower loan balances and improved economic variables relating to residential real estate and consumer confidence. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, increases in the allowance resulting from loan growth were offset by the impact of improved economic variables primarily relating to unemployment. Risk characteristics include but are not limited to, collateral type, note structure, and loan seasoning.
In the Commercial Real Estate - Non Owner-Occupied segment, the decrease in reserves reflects improved economic forecast variables including lower unemployment, partially offset by higher loan balances. Repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The decrease in reserves reflects the impact of improved economic forecast variables including lower unemployment partially offset by higher loan balances. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, loan to value ratios, and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The increase in reserves is attributed to higher loan balances partially offset by improved economic variables primarily relating to unemployment. Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses.
Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. The decline in the reserve during the year reflects improved economic forecast variables and lower loan balances.
Balances outstanding under the Paycheck Protection Program are guaranteed by the U.S. government and have not been assigned a reserve.
The allowance for credit losses is comprised of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at December 31, 2021 and 2020 is shown in the following tables.

	December 31, 2021
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$271	$92	$230,553	$2,659	$230,824	$2,751
Commercial real estate - owner occupied	5,131	419	1,192,643	8,160	1,197,774	8,579
Commercial real estate - non-owner occupied	5,905	27	1,730,534	36,590	1,736,439	36,617
Residential real estate	16,345	646	1,409,009	12,165	1,425,354	12,811
Commercial and financial	11,470	2,885	1,057,886	16,859	1,069,356	19,744
Consumer	741	685	173,434	2,128	174,175	2,813
Paycheck Protection Program	—	—	91,107	—	91,107	—
Total	$39,863	$4,754	$5,885,166	$78,561	$5,925,029	$83,315

	December 31, 2020
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$276	$13	$244,832	$4,907	$245,108	$4,920
Commercial real estate - owner occupied	10,243	402	1,131,067	9,466	1,141,310	9,868
Commercial real estate - non-owner occupied	8,083	1,640	1,387,771	36,626	1,395,854	38,266
Residential real estate	16,506	2,064	1,326,122	15,436	1,342,628	17,500
Commercial and financial	13,281	3,498	841,472	15,192	854,753	18,690
Consumer	807	91	187,928	3,398	188,735	3,489
Paycheck Protection Program	—	—	566,961	—	566,961	—
Total	$49,196	$7,708	$5,686,153	$85,025	$5,735,349	$92,733

Note 6 – Derivatives

Back-to-Back Swaps
The Company offers interest rate swaps when requested by customers to allow them to hedge the risk of rising interest rates on their variable rate loans. Upon entering into these swaps, the Company enters into offsetting positions with counterparties in order to minimize the interest rate risk. These back-to-back swaps qualify as freestanding financial derivatives with the fair values reported in Other Assets and Other Liabilities. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under the arrangements for financial statement presentation purposes. Gains and losses on these back-to-back swaps, which offset, are recorded through noninterest income. No net gains or losses have been recognized to date on these instruments. As of December 31, 2021, the interest rate swaps had an aggregate notional value of $175.4 million, with a fair value of $8.0 million recorded in Other Assets and Other Liabilities. As of December 31, 2020, the interest rate swaps had an aggregate notional value of $182.4 million with a fair value of $13.3 million. The weighted average maturity was 6.7 years at December 31, 2021 and 7.5 years at December 31, 2020.
Interest Rate Floors Designated as Cash Flow Hedges
The Company has entered into interest rate floor contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During 2020, the Company entered into two interest rate floor contracts, each with a notional amount of $150.0 million, maturing in October 2023 and November 2023. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. As of December 31, 2021 and 2020, the interest rate floors had a fair value of $0.3 million and $1.0 million, respectively, and are recorded in Other Assets in the consolidated balance sheet. For the years ended December 31, 2021 and 2020, the Company recognized losses through other comprehensive income of $0.7 million and $0.2 million, respectively, and reclassified $0.2 million and $18 thousand, respectively, out of accumulated other comprehensive income and into interest income. Over the next 12 months the Company expects to reclassify $0.4 million from accumulated other comprehensive income into interest income related to these agreements.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2021
Back-to-back swaps	$175,392	$8,022	Other Assets and Other Liabilities
Interest rate floors	300,000	290	Other Assets

December 31, 2020
Back-to-back swaps	$182,379	$13,339	Other Assets and Other Liabilities
Interest rate floors	300,000	1,004	Other Assets

Note 7 - Bank Premises and Equipment
Bank premises and equipment consisted of the following:

(In thousands)	Cost	Accumulated Depreciation & Amortization	Net Carrying Value
December 31, 2021
Premises (including land of $23,359)	$95,810	$(30,913)	$64,897
Furniture and equipment	34,044	(26,537)	7,507
Total	$129,854	$(57,450)	$72,404

December 31, 2020
Premises (including land of $22,586)	$95,852	$(28,999)	$66,853
Furniture and equipment	38,375	(30,111)	8,264
Total	$134,227	$(59,110)	$75,117

Note 8 - Goodwill and Acquired Intangible Assets
The following table presents changes in the carrying amount of goodwill:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Beginning of year	$221,176	$205,286	$204,753
Changes from business combinations	30,978	15,890	533
Total	$252,154	$221,176	$205,286
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

Acquired intangible assets consist of core deposit intangibles (“CDI”), which are intangible assets arising from the purchase of deposits separately or from bank acquisitions. The change in balance for CDI is as follows:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Beginning of year	$14,577	$18,305	$24,807
Acquired CDI, including measurement period adjustments	3,454	2,129	(676)
Amortization expense	(5,033)	(5,857)	(5,826)
End of year	$12,998	$14,577	$18,305

(In months)
Remaining average amortization period for CDI	39	44	47
The gross carrying amount and accumulated amortization of the Company's CDI subject to amortization as of:

	December 31, 2021		December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$41,596	$(28,598)	$38,144	$(23,567)
The annual amortization expense for the Company's CDI determined using the straight line method for each of the five years subsequent to December 31, 2021 is $4.8 million, $4.1 million, $1.5 million, $1.1 million and $0.9 million, respectively.
The carrying value of servicing rights retained from the sale of the guaranteed portion of Small Business Administration (“SBA”) loans totaled $1.8 million and $2.2 million at December 31, 2021 and December 31, 2020, respectively.

Note 9 - Borrowings
A significant portion of the Company's short-term borrowings were comprised of securities sold under agreements to repurchase with overnight maturities:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Maximum amount outstanding at any month end	$124,101	$119,609	$193,388
Weighted average interest rate at end of year	0.12%	0.16%	1.17%
Average amount outstanding	$113,881	$84,514	$106,142
Weighted average interest rate during the year	0.12%	0.33%	1.35%
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. Company securities pledged were as follows by collateral type and maturity as of:

	December 31,
(In thousands)	2021	2020	2019
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$134,577	$137,268	$94,354
The Company has available secured lines of credit of $1.6 billion, none of which was outstanding at December 31, 2021.

The following table summarizes the Company's junior subordinated debentures and related trust preferred and common equity securities as of December 31, 2021:

(In thousands)
Description	Issuance Date	Acquisition Date[1]	Maturity Date	Junior Subordinated Debt	Trust Preferred Securities	Common Equity Securities	Contractual Interest Rate	Interest Rate at December 31, 2021
SBCF Capital Trust I	3/31/2005	n/a	3/31/2035	$20,619	$20,000	$619	3 month LIBOR +175bps	1.97%
SBCF Statutory Trust II	12/16/2005	n/a	12/16/2035	20,619	20,000	619	3 month LIBOR +133bps	1.53%
SBCF Statutory Trust III	6/29/2007	n/a	6/15/2037	12,372	12,000	372	3 month LIBOR +135bps	1.55%
BANKshares, Inc. Statutory Trust I	12/19/2002	10/1/2014	12/26/2032	5,155	5,000	155	3 month LIBOR +325bps	3.47%
BANKshares, Inc. Statutory Trust II	3/17/2004	10/1/2014	3/17/2034	4,124	4,000	124	3 month LIBOR +279bps	3.01%
BANKshares, Inc. Capital Trust I	12/15/2005	10/1/2014	12/15/2035	5,155	5,000	155	3 month LIBOR +139bps	1.55%
Grand Bank Capital Trust I	10/29/2004	7/17/2015	10/29/2034	7,217	7,000	217	3 month LIBOR +198bps	2.11%
				$75,261	$73,000	$2,261
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
The Company has the right to defer payments of interest on the notes at any time or from time to time at the Company's election. Interest can be deferred for a period not longer than five years. If the Company elects to defer interest, it may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2021, 2020 and 2019, all interest payments on trust preferred securities were current.
Distributions on the trust preferred securities are payable quarterly. The Company has entered into agreements to guarantee the payments of distributions on the trust preferred securities and payments of redemption of the trust preferred securities. Under these agreements, the Company also agrees, on a subordinated basis, to pay expenses and liabilities of the Trusts other than those arising under the trust preferred securities. The obligations of the Company under the junior subordinated notes, the trust agreement establishing the Trusts, the guarantees and agreements as to expenses and liabilities, in aggregate, constitute a full and conditional guarantee by the Company of the Trusts' obligations under the trust preferred securities.

Note 10 - Employee Benefits and Stock Compensation
The Company’s defined contribution plan covers substantially all employees after one year of service and includes a matching benefit for employees who can elect to defer a portion of their compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The Company's contributions to this plan charged to operations were $3.1 million in 2021, $2.8 million in 2020, and $2.4 million in 2019.
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
The fair value of RSAs and RSUs are estimated based on the price of the Company’s common stock on the date of grant. Compensation cost is measured straight-line for RSAs and ratably for RSUs over the vesting period of the awards and reversed for awards that are forfeited due to unfulfilled service or performance criteria. To the extent the Company has treasury shares available, stock options exercised or stock grants awarded may be issued from treasury shares. If treasury shares are insufficient, the Company can issue new shares.
Vesting of share-based awards is immediately accelerated on death or disability of the recipient. The Compensation Committee may, at its discretion, accelerate vesting upon retirement or upon the event of a change-in-control.
Awards are currently granted under the Seacoast 2021 Incentive Plan (“2021 Plan”), which shareholders approved on May 26, 2021 with 1,750,000 authorized shares for issuance, plus shares of underlying awards outstanding under the 2013 Incentive Plan (the “Prior Plan”) that thereafter terminate or expire unexercised or are cancelled, forfeited or lapse for any reason under the Prior Plan. The 2021 Plan was modified in August 2021 to authorize 356,497 shares for issuance related to options granted in the acquisition of Legacy Bank of Florida (“Legacy Bank”). The 2021 Plan expires on May 26, 2031. The 2021 Plan replaced the Prior Plan. Upon adoption of the 2021 Plan, no further awards were granted under the Prior Plan, which remains in effect only so long as awards granted thereunder remain outstanding.
In 2021, as part of the Legacy Bank acquisition, 356,497 options were granted to replace outstanding Legacy Bank options. These options had a weighted average exercise price of $16.70 and were fully vested upon acquisition. In accordance with ASC Topic 805, Business Combinations, the value of the replacement awards associated with pre-combination service, $4.7 million, was considered purchase consideration, and the value of the replacement awards associated with post-combination service, $0.9 million, was recognized as compensation expense in 2021.
The impact of share-based compensation on the Company’s financial results is presented below:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Share-based compensation expense[1]	$8,685	$7,304	$7,244
Income tax benefit	(2,067)	(1,737)	(1,723)
[1]Excludes $0.9 million in 2021 associated with replacement options granted in the acquisition of Legacy Bank.
The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2021 is presented below:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock awards	$7,645	1.71
Restricted stock units	3,282	2.07
Stock options	—	—
Total	$10,927	1.82
Restricted Stock Awards
RSAs are granted to various employees and vest over time, generally three years. Compensation cost of RSAs is based on the market value of the Company’s common stock at the date of grant and is recognized over the required service period on a straight-line basis. The Company’s accounting policy is to recognize forfeitures as they occur.
A summary of the status of the Company’s non-vested RSAs as of December 31, 2021, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2021	425,154	$20.03
Granted	218,695	35.08
Forfeited/Canceled	(39,729)	21.72
Vested	(205,416)	23.03
Non-vested at December 31, 2021	398,704	$26.68
Information regarding restricted stock awards during each of the following years is presented below:

	For the Year Ended December 31,
	2021	2020	2019
Shares granted	218,695	379,869	157,861
Weighted-average grant date fair value	$35.08	$18.36	$26.86
Fair value of awards vested[1]	$4,731	$3,745	$4,128
[1]Based on grant date fair value, in thousands
Restricted Stock Units
RSUs allow the grantee to earn 0%-225% of the target award based on the Company's achievement of performance goals relating to average annual earnings per share growth and average annual return on average tangible equity relative to a group of peer companies, each measured over a three year period beginning with the year of grant.
A summary of the status of the Company’s non-vested RSUs as of December 31, 2021, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2021	309,597	$23.54
Granted	103,073	35.24
Forfeited/Canceled	(52,827)	25.83
Vested	(74,622)	25.95
Non-vested at December 31, 2021	285,221	$26.71
 Information regarding restricted stock units during each of the following years is presented below:

	For the Year Ended December 31,
	2021	2020	2019
Shares granted	103,073	171,287	75,002
Weighted-average grant date fair value	$35.24	$17.29	$30.02
Fair value of awards vested[1]	$1,936	$2,962	$2,864
[1]Based on grant date fair value, in thousands
Stock Options
The fair value of options granted is estimated on the date of grant using the Black-Scholes options-pricing model. In 2021, as part of the acquisition of Legacy Bank, the Company granted to each holder of Legacy Bank options, an option to purchase shares of Seacoast common stock on the same terms and conditions as the Legacy Bank option, with the number of shares and exercise price reflective of the conversion ratio specified in the merger agreement. The Company issued no stock options in 2020.

	For the Year Ended December 31,
	2021	2020	2019
Risk-free interest rates	0.12%	n/a	2.53%
Expected dividend yield	1.65%	n/a	—%
Expected volatility	36.87%	n/a	34.50%
Expected lives (years)	1.0	n/a	5.0
A summary of the Company’s stock options as of December 31, 2021, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2021	839,884	$22.94
Granted	356,497	16.70
Exercised	(384,035)	19.10
Forfeited	(2,166)	18.65
Outstanding at December 31, 2021	810,180	$22.02	4.45	$10,829
Exercisable at December 31, 2021	810,180	$22.02	4.45	$10,829
The following table presents information related to stock options during each of the following years:

	For the Year Ended December 31,
	2021	2020	2019
Options granted	356,497	n/a	3,438
Weighted-average grant date fair value	$16.70	n/a	$28.42
Intrinsic value of stock options exercised, in thousands	5,808	830	277
The following table presents information related to stock options as of December 31, 2021:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$5.88 to $14.82	300,299	2.2	300,299	$12.12
$15.80 to $28.69	331,814	5.5	331,814	26.09
$31.15 to $31.15	178,067	6.3	178,067	31.15
Total	810,180	4.5	810,180	$22.02
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”), as amended, was approved by shareholders on April 25, 1989, and additional shares were authorized for issuance by shareholders in 2009, 2013, and 2021. Under the ESPP, the Company is authorized to issue up to 800,000 common shares of the Company’s common stock to eligible employees of the Company. These shares may be purchased by employees at a price equal to 95% of the fair market value of the shares on the purchase date. Employee contributions to the ESPP are made through payroll deductions.

	2021	2020	2019
ESPP shares purchased	14,834	19,713	16,320
Weighted-average employee purchase price	$32.43	$20.68	$25.39

Note 11 - Lease Commitments
The Company is the lessee in various noncancellable operating leases for land, buildings, and equipment. Certain leases contain provisions for variable lease payments that are linked to the consumer price index. Lease cost consists of:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Operating lease cost	$5,872	$5,738	$5,570
Variable lease cost	996	1,325	1,211
Short-term lease cost	564	497	715
Sublease income	(601)	(684)	(618)
Total lease cost	$6,831	$6,876	$6,878

The following table provides supplemental information related to leases:

	As of and For the Year Ended December 31,
(In thousands, except for weighted average data)	2021	2020
Operating lease right-of-use assets	$35,256	$25,538
Operating lease liabilities	38,330	28,959
Cash paid during the year for amounts included in the measurement of operating lease liabilities	11,117	6,035
Right-of-use assets recorded during the year in exchange for new or renewed operating lease obligations	12,459	2,095
Right-of-use assets obtained during the year through bank acquisition	2,606	2,343
Weighted average remaining lease term for operating leases	8.3 years	8.5 years
Weighted average discount rate for operating leases	4.25%	4.62%
The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the lease liability. Maturities of lease liabilities as of December 31, 2021 are as follows:

(In thousands)
2022	$6,597
2023	6,166
2024	6,032
2025	5,561
2026	4,869
Thereafter	15,505
Total undiscounted cash flows	44,730
Less: Net present value adjustment	(6,400)
Total	$38,330

Note 12 - Income Taxes
The provision for income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Current
Federal	$23,661	$21,688	$20,954
State	3,882	4,471	1,932

Deferred
Federal	6,800	(2,697)	2,808
State	(8)	(644)	4,179
	$34,335	$22,818	$29,873
The difference between the total expected tax expense (computed by applying the U.S. Federal tax rate of 21% to pretax income) and the reported income tax provision relating to income before income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Tax rate applied to income before income taxes	$33,335	$21,122	$27,008
Increase (decrease) resulting from the effects of:
Tax law change	—	(375)	—
Nondeductible acquisition costs	419	199	125
Tax exempt interest on loans, obligations of states and political subdivisions and bank owned life insurance	(1,276)	(1,110)	(1,282)
State income taxes	(813)	(804)	(1,283)
Tax credit investments	(213)	(72)	(72)
Stock compensation	(1,239)	(111)	(698)
Executive compensation disallowance	253	—	—
Other	(5)	142	(36)
Federal tax provision	30,461	18,991	23,762
State tax provision	3,874	3,827	6,111
Total income tax provision	$34,335	$22,818	$29,873

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of:

	December 31,
(In thousands)	2021	2020
Allowance for credit losses	$22,686	$24,158
Other real estate owned	52	422
Accrued stock compensation	2,323	1,973
Federal tax loss carryforward	2,138	2,857
State tax loss carryforward	1,226	1,333
Lease liabilities	9,399	7,101
Net unrealized securities losses	2,287	—
Deferred compensation	3,276	2,565
Accrued interest and fee income	—	995
Other	477	38
Gross deferred tax assets	43,864	41,442
Less: Valuation allowance	—	—
Deferred tax assets net of valuation allowance	43,864	41,442

Core deposit base intangible	(3,134)	(3,234)
Accrued interest and fee income	(1,660)	—
Net unrealized securities gains	—	(5,890)
Premises and equipment	(776)	(534)
Right of use assets	(8,645)	(6,262)
Other	(2,328)	(1,893)
Gross deferred tax liabilities	(16,543)	(17,813)
Net deferred tax assets	$27,321	$23,629
Included in the table above is the effect of temporary differences associated with the Company's investments in debt securities accounted for under ASC Topic 320, for which no deferred tax expense or benefit was recognized. These items are recorded as Accumulated Other Comprehensive Income in the shareholders' equity section of the consolidated balance sheet. In 2021, unrealized losses of $9.3 million resulted in a deferred tax asset of $2.3 million. In 2020, unrealized gains of $26.3 million resulted in a deferred tax liability of $5.9 million.
At December 31, 2021, the Company's net deferred tax assets (“DTAs”) of $27.3 million consisted of $20.8 million of net U.S. federal DTAs and $6.5 million of net state DTAs. At December 31, 2020, the Company's net DTAs of $23.6 million consisted of $18.0 million of U.S. federal DTAs and $5.6 million of net state DTAs.
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
A valuation allowance could be required in future periods based on the assessment of positive and negative evidence. Management's conclusion at December 31, 2021 that it is more likely than not that the net DTAs of $27.3 million will be realized is based upon estimates of future taxable income that are supported by internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recorded for some or all of the Company's DTAs. The establishment of a DTA valuation allowance could have a material adverse effect on the Company's financial condition and results of operations.
Management expects to realize the $27.3 million in net DTAs well in advance of the statutory carryforward period. At December 31, 2021, approximately $2.1 million of DTAs related to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, $1.2 million of the DTAs related to state net operating losses which will expire in annual installments beginning in 2029 through 2034. Remaining DTAs are not related to net operating losses or credits and therefore, have no expiration date.
The Company recognizes interest and penalties, as appropriate, as part of the provisioning for income taxes. No interest or penalties were accrued at December 31, 2021.
In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognized $0.9 million, $0.1 million and $0.8 million in 2021, 2020, and 2019, respectively, of discrete tax benefits related to share-based compensation.
In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, amortization of the Company's low-income housing credit investments of $1.6 million, $0.9 million and $0.9 million was reflected as income tax expense for the years ended December 31, 2021, 2020, and 2019, respectively. The amounts of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2021 were $1.2 million, $1.6 million, and $0.7 million, respectively. The amounts of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2020 were $0.8 million, $0.9 million and $0.2 million, respectively, and for the year ended December 31, 2019 were $0.8 million, $0.9 million and $0.2 million, respectively. The carrying value of the affordable housing credit investments was $30.1 million and $16.4 million at December 31, 2021 and 2020, respectively, of which $23.2 million and $9.9 million, respectively, was unfunded.
The Company has no unrecognized income tax benefits or provisions due to uncertain income tax positions. No federal or state income tax return examinations are currently in process. The Company does not expect to record or realize any material unrecognized tax benefits during 2022. The following are the major tax jurisdictions in which the Company operates and the earliest tax year, exclusive of the impact of the net operating loss carryforwards, subject to examination:

Jurisdiction	Tax Year
United States of America	2018
Florida	2018
In September 2019, the State of Florida announced a reduction in the corporate income tax rate from 5.5% to 4.458% for the years 2019, 2020 and 2021. This change resulted in additional income tax expense of $1.1 million upon the write down in 2019 of deferred tax assets affected by the change. During 2021, the State of Florida announced a temporary further reduction in the corporate income tax rate from 4.458% to 3.535%, retroactive to the beginning of 2021. The tax rate increased to 5.5% effective January 1, 2022, resulting in a tax benefit of $0.8 million which was recognized in 2021 upon the adjustment of the value of deferred tax assets affected by the change.
As a result of the adoption of ASC 326 - Credit Losses on January 1, 2020, the tax impact relating to the incremental allowance for expected credit losses on loans held at amortized cost was reflected as a credit to retained earnings to reflect the tax impact of increased credit reserves. Accordingly, $5.5 million of such impact was reflected as an income tax credit and deferred tax asset on the Company's Consolidated Statements of Financial Condition.
On March 27, 2020, the CARES Act was enacted, and Section 2303(b) of this act provided the Company with an opportunity to carry back net operating losses arising from 2018, 2019 and 2020 to the prior five tax years. Such NOLs were previously valued at the current federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for many of the carryback years. Consequently, for the year ended December 31, 2020, the Company filed amended tax returns and recorded the resulting benefit reflecting taxes recoverable at the 35% tax rate. This resulted in the recognition in 2020 of an additional $0.4 million income tax benefit on the Company's Consolidated Statements of Income.

Note 13 - Shareholders’ Equity
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
At December 31, 2021 and 2020, the Company and Seacoast Bank, its wholly-owned banking subsidiary, were both considered “well capitalized” based on the applicable U.S. regulatory capital ratio requirements as reflected in the table below:

			Minimum to meet “Well Capitalized” Requirements			Minimum for Capital Adequacy Purpose[1]
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Seacoast Banking Corporation of Florida
(Consolidated)

At December 31, 2021:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$1,200,885	18.21%	n/a		n/a	$527,630	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	1,147,306	17.40	n/a		n/a	395,723	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	1,075,656	16.31	n/a		n/a	296,792	≥	4.50
Leverage Ratio (to adjusted average assets)	1,147,306	11.68	n/a		n/a	392,763	≥	4.00
At December 31, 2020:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$1,029,455	18.51%	n/a		n/a	$444,839	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	970,594	17.46	n/a		n/a	333,629	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	899,225	16.17	n/a		n/a	250,222	≥	4.50
Leverage Ratio (to adjusted average assets)	970,594	11.92	n/a		n/a	325,690	≥	4.00

Seacoast National Bank
(A Wholly Owned Bank Subsidiary)
At December 31, 2021:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$1,099,439	16.68%	$658,819	≥	10.00%	$527,055	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	1,045,860	15.86	527,055	≥	8.00	395,291	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	1,045,856	15.86	428,232	≥	6.50	296,468	≥	4.50
Leverage Ratio (to adjusted average assets)	1,045,860	10.65	490,798	≥	5.00	392,638	≥	4.00
At December 31, 2020:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$956,592	17.21%	$555,772	≥	10.00%	$444,617	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	897,731	16.15	444,617	≥	8.00	333,463	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	897,727	16.15	361,252	≥	6.50	250,097	≥	4.50
Leverage Ratio (to adjusted average assets)	897,731	11.03	406,904	≥	5.00	325,523	≥	4.00
[1]Excludes the Basel III capital conservation buffer of 2.5%, which if not exceeded may constrain dividends, equity repurchases and compensation.
n/a - not applicable
Common Stock
The Company has reserved 800,000 common shares for issuance in connection with an employee stock purchase plan and 1,750,000 common shares for issuance in connection with an employee stock-based incentive plan.
Holders of common stock are entitled to one vote per share on all matters presented to shareholders as provided in the Company’s Articles of Incorporation.

The Company's Board of Directors has authorized the Company to repurchase up to $100 million of its shares of outstanding common stock. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The Company has made no repurchases under the program.

Note 14 - Seacoast Banking Corporation of Florida (Parent Company Only) Financial Information
Balance Sheets

	December 31,
(In thousands)	2021	2020
Assets
Cash	$57	$70
Securities purchased under agreement to resell with subsidiary bank, maturing within 30 days	98,398	70,074
Investment in subsidiaries	1,286,478	1,134,536
Other assets	1,140	659
	$1,386,073	$1,205,339

Liabilities and Shareholders' Equity
Subordinated debt	$71,646	$71,365
Other liabilities	3,795	3,676
Shareholders' equity	1,310,632	1,130,298
	$1,386,073	$1,205,339
Statements of Income

	Year Ended December 31,
(In thousands)	2021	2020	2019
Income
Interest/other	$167	$270	$679
Dividends from subsidiary Bank	47,684	20,230	18,084
Total income	47,851	20,500	18,763

Interest expense	1,683	2,236	3,368
Other expenses	765	838	651
Total expenses	2,448	3,074	4,019

Income before income taxes and equity in undistributed income of subsidiaries	45,403	17,426	14,744
Income tax benefit	(481)	(589)	(702)

Income before equity in undistributed income of subsidiaries	45,884	18,015	15,446
Equity in undistributed income of subsidiaries	78,519	59,749	83,293
Net income	$124,403	$77,764	$98,739

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income	$124,403	$77,764	$98,739
Equity in undistributed income of subsidiaries	(78,519)	(59,749)	(83,293)
Net (increase) decrease in other assets	(489)	1,772	(738)
Net increase (decrease) in other liabilities	400	256	265
Net cash provided by operating activities	45,795	20,043	14,973

Cash flows from investing activities
Net cash paid for bank acquisition	—	(1,462)	—
Net (advances)/repayments with subsidiary	(28,324)	(17,095)	(12,861)
Net cash used in investment activities	(28,324)	(18,557)	(12,861)

Cash flows from financing activities
Dividends paid	(22,506)	—	—
Stock based employment benefit plans	5,022	(1,486)	(2,239)
Net cash used in financing activities	(17,484)	(1,486)	(2,239)

Net change in cash	(13)	—	(127)
Cash at beginning of year	70	70	197
Cash at end of year	$57	$70	$70

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,441	$1,992	$3,186

Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk
The Company and its subsidiaries, because of the nature of their business, are at all times subject to numerous legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial condition, or operating results or cash flows.
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

Unfunded commitments for the Company as of:

	December 31,
(In thousands)	2021	2020
Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,980,338	$1,548,482

Standby letters of credit and financial guarantees written:
Secured	12,091	11,167
Unsecured	1,189	1,197

Unfunded limited partner equity commitment	36,393	21,390
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
Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. These instruments have fixed termination dates and most end without being drawn; therefore, they do not represent a significant liquidity risk. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting these commitments for which collateral is deemed necessary. Collateral held for secured standby letters of credit at December 31, 2021 and 2020 totaled $13.3 million and $12.4 million, respectively.
Unfunded limited partner equity commitments at December 31, 2021 totaled $36.4 million that the Company has committed to small business investment companies under the SBIC Act to be used to provide capital to small businesses and entities that provide low income housing tax credits.

Note 16 - Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at December 31, 2021 and December 31, 2020 included:

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Measurements	Level 1	Level 2	Level 3
At December 31, 2021
Financial Assets
Available-for-sale debt securities[1]	$1,644,319	$197	$1,644,122	$—
Derivative financial instruments[2]	8,312	—	8,312	—
Loans held for sale[2]	31,791	—	31,791	—
Loans[3]	8,443	—	1,558	6,885
Other real estate owned[4]	13,618	—	—	13,618
Equity securities[5]	9,316	9,316	—	—
Financial Liabilities
Derivative financial instruments[2]	$8,022	$—	$8,022	$—

At December 31, 2020
Financial Assets
Available-for-sale debt securities[1]	$1,398,157	$101	$1,398,056	$—
Derivative financial instruments[2]	14,343	—	14,343	—
Loans held for sale[2]	68,890	—	68,890	—
Loans[3]	8,806	—	1,900	6,906
Other real estate owned[4]	12,750	—	72	12,678
Equity securities[5]	6,530	6,530	—	—
Financial Liabilities
Derivative financial instruments[2]	13,339	—	13,339	—
[1]See “Note 3 - Securities” for further detail of fair value of individual investment categories.
[2]Recurring fair value basis determined using observable market data.
[3]See “Note 4 - Loans”. Nonrecurring fair value adjustments to collateral-dependent loans reflect full or partial write-downs that are based on current appraised values of the collateral in accordance with ASC Topic 310.

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
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on contractual terms of the loan in accordance with Company policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of December 31, 2021 and 2020.
The aggregate fair value and contractual balance of loans held for sale as of December 31, 2021 and 2020 is as follows:

	December 31,
(In thousands)	2021	2020
Aggregate fair value	$31,791	$68,890
Contractual balance	30,963	66,415
Excess	828	2,475
Loans: Loans carried at fair value consist of collateral-dependent real estate loans. Fair value is based on recent real estate appraisals less estimated costs of sale. For these loans evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At December 31, 2021, capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.1%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these loans is considered level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $13.1 million with a specific reserve of $4.7 million at December 31, 2021, compared to $16.5 million with a specific reserve of $7.7 million at December 31, 2020.
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's monthly and/or quarter valuation process. There were no such transfers during the twelve months ended December 31, 2021 and 2020.

The carrying amount and fair value of the Company's other significant financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of December 31, 2021 and December 31, 2020 is as follows:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
At December 31, 2021
Financial Assets
Held-to-maturity debt securities[1]	$638,640	$—	$627,398	$—
Loans, net	5,833,271	—	—	5,907,447
Financial Liabilities
Deposits	8,067,589	—	—	8,067,995
Subordinated debt	71,646	—	69,348	—

At December 31, 2020
Financial Assets
Held-to-maturity debt securities[1]	$184,484	$—	$192,179	$—
Time deposits with other banks	750	—	762	—
Loans, net	5,633,810	—	—	5,686,019
Financial Liabilities
Deposits	6,932,561	—	—	6,936,097
Subordinated debt	71,365	—	58,227	—
[1]See “Note 3 - Securities” for further detail of recurring fair value basis of individual investment categories.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31, 2021 and December 31, 2020:
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

Note 17 - Business Combinations
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

(In thousands, except per share data)	August 6, 2021
Number of Legacy Bank common shares outstanding	$15,778
Per share exchange ratio	0.1703
Number of shares of common stock issued	2,687
Multiplied by common stock price per share on August 6, 2021	$32.19
Value of common stock issued	86,487
Cash paid for fractional shares	7
Fair value of options converted	4,736
Total purchase price	$91,230
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
As part of the Legacy Bank acquisition, 356,497 options were granted to replace outstanding Legacy Bank options. These options had a weighted average exercise price of $16.70 and were fully vested upon acquisition. In accordance with ASC Topic 805, Business Combinations, the value of the replacement awards associated with pre-combination service, $4.7 million, was considered purchase consideration, and the value of the replacement awards associated with post-combination service, $0.9 million, was recognized as compensation expense in 2021.

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
Acquisition Costs
Acquisition costs included in the Company’s income statement for the years ended December 31, 2021, 2020 and 2019 were $7.9 million, $9.1 million, and $1.0 million, respectively.
Pro-Forma Information
Pro-forma data as of 2021 and 2020 present information as if the acquisition of Legacy Bank occurred at the beginning of 2020:

	Twelve Months Ended December 31,
(In thousands, except per share data)	2021	2020
Net interest income	$288,971	$281,244
Net income available to common shareholders	140,851	71,124
EPS - basic	$2.41	$1.27
EPS - diluted	$2.39	$1.26
2022 Acquisitions
Acquisition of Florida Business Bank
On January 3, 2022, the Company completed its acquisition of Business Bank of Florida, Corp, (“BBFC”). Simultaneously, upon completion of the merger of BBFC and the Company, BBFC's wholly owned subsidiary bank, Florida Business Bank, was merged with and into Seacoast Bank. Prior to the acquisition, Florida Business Bank operated one branch in Melbourne, Florida.
The Company acquired 100% of the outstanding common stock of BBFC. Under the terms of the definitive agreement, each share of BBFC common stock was converted into the right to receive 0.7997 share of Seacoast common stock.

(In thousands, except per share data)	January 3, 2022
Number of BBFC common shares outstanding	1,112
Per share exchange ratio	0.7997
Number of shares of common stock issued	889
Multiplied by common stock price per share on January 3, 2022	$35.39
Value of common stock issued	31,480
Fair value of options converted	497
Total purchase price	$31,977
Acquisition of Sabal Palm Bancorp, Inc.
On January 3, 2022, the Company completed its acquisition of Sabal Palm Bancorp, Inc. (“Sabal Palm”). Simultaneously, upon completion of the merger of Sabal Palm and the Company, Sabal Palm's wholly owned subsidiary bank, Sabal Palm Bank, was merged with and into Seacoast Bank. Prior to the acquisition, Sabal Palm Bank operated three branches in the Sarasota area.
The Company acquired 100% of the outstanding common stock of Sabal Palm. Under the terms of the definitive agreement, each share of Sabal Palm common stock was converted into the right to receive 0.2203 share of Seacoast common stock.

(In thousands, except per share data)	January 3, 2022
Number of Sabal Palm common shares outstanding	7,536
Per share exchange ratio	0.2203
Number of shares of common stock issued	1,660
Multiplied by common stock price per share on January 3, 2022	$35.39
Value of common stock issued	58,762
Fair value of options converted	3,336
Total purchase price	$62,098
The acquisitions of BBFC and Sabal Palm will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company's assessment of the fair value of assets acquired and liabilities assumed as of the acquisition date is incomplete at the time of this filing; therefore, certain disclosures have been omitted. The Company expects to recognize goodwill in each of these transactions, which is expected to be nondeductible for tax purposes.

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management believes that, as of December 31, 2021, the Company's internal control over financial reporting was effective.
The Company's independent registered public accounting firm, Crowe LLP, has issued an audit report on our internal control over financial reporting which is included herein.
(c)Change in Internal Control Over Financial Reporting
During the three months ended December 31, 2021, there were no changes in the internal control over financial reporting that occurred or that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Transactions and Business Relationships” in the 2022 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation

 Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation”, “Compensation Discussion & Analysis”, “Compensation and Governance Committee Report” and “2021 Director Compensation” in the 2022 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the Company's common stock that may be issued under all of its existing compensation plans as of December 31, 2021.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities represented in column (a))

Equity compensation plans approved by shareholders	810,180	$22.02	2,532,399
Equity compensation plans not approved by shareholders	—	—	—
Totals	810,180	$22.02	2,532,399
[1]Includes 83,182 shares available to be issued upon exercise of the remaining unexercised substitute options of the 356,497 options granted in connection with the acquisition of Legacy Bank of Florida
Additional information regarding the ownership of the Company's common stock is set forth under the headings “Proposal 1 - Election of Directors” and “Director, Executive Officers and Certain Beneficial Stock Ownership” in the 2022 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between the Company and its officers, directors and significant shareholders is set forth under the heading “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning the Company's principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Audit and Non- Audit Fees” in the 2022 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The Consolidated Financial Statements and the report of the Independent Registered Public Accounting Firm (PCAOB ID: 173) thereon listed in Item 8 are set forth commencing on page 72.

(a)(2)	List of financial statement schedules
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

Exhibit 2.2 Agreement and Plan of Merger
Dated January 23, 2020 by and among the Company, Seacoast Bank, Fourth Street Banking Company and Freedom Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed January 29, 2020.

Exhibit 2.3 Amended and Restated Agreement and Plan of Merger
Dated June 14, 2021 by and among the Company, Seacoast Bank, and Legacy Bank of Florida incorporated herein by reference from Appendix A to the Company’s Form S-4/A, filed June 14, 2021.

Exhibit 2.4 Agreement and Plan of Merger
Dated August 23, 2021 by and among the Company, Seacoast Bank, Business Bank of Florida, Corp. and Florida
Business Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed August 27, 2021.

Exhibit 2.5 Agreement and Plan of Merger
Dated August 23, 2021 by and among the Company, Seacoast Bank, Sabal Palm Bancorp, Inc. and Sabal Palm Bank
incorporated herein by reference from Exhibit 2.2 to the Company’s Form 8-K, filed August 27, 2021.

Exhibit 2.6 Amendment to Agreement and Plan of Merger
Dated November 12, 2021 by and among the Company, Seacoast Bank, Sabal Palm Bancorp, Inc. and Sabal Palm
Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K filed November 18, 2021.

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

Exhibit 10.1 Executive Deferred Compensation Plan*

Exhibit 10.2 Amended and Restated Directors Deferred Compensation Plan*

Exhibit 10.3 2013 Incentive Plan
Incorporated herein by reference from Appendix A to the Company’s Proxy Statement on Form DEF 14A, filed April 9, 2013.

Exhibit 10.4 Seacoast Banking Corporation of Florida 2021 Incentive Plan
Incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on DEF 14A, filed with the Commission on April 9, 2021.

Exhibit 10.5 Form of Change of Control Agreement with Charles Shaffer*
Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed November 3, 2014.

Exhibit 10.6 Employment Agreement*
Dated December 18, 2014 between Dennis S. Hudson, III and the Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 19, 2014.

Exhibit 10.7 Amendment to Employment Agreement with Dennis S. Hudson, III
Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 27, 2017.

Exhibit 10.8 Amendment to Employment with Dennis S. Hudson, III
Incorporated herein by reference from Exhibit 10.1 to the Company's Form 8-K, filed June 19, 2020.

Exhibit 10.9 Employment Agreement with Charles Shaffer*
Dated December 31, 2020 by and between the Company and Charles Shaffer, incorporated herein by reference from Exhibit 10.1 to the Company's Form 8-K, filed January 4, 2021.

Exhibit 10.10 Supplemental Executive Retirement Agreement*
Dated December 10, 2021, by and between Seacoast National Bank and Charles M. Shaffer, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 15, 2021.

Exhibit 10.11 Change in Control Agreement*
Dated January 20, 2021, by and between Tracey Dexter and Seacoast Banking Corporation of Florida incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed January 22, 2021.

Exhibit 10.12 Employment Agreement
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

Exhibit 21 Subsidiaries of Registrant

Exhibit 23.1 Consent of Independent Registered Public Accounting Firm

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1** Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 111 the Emergency Economic Stability Act, as amended

Exhibit 32.2** Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 111 the Emergency Economic Stability Act, as amended

Exhibit 101 The following materials from Seacoast Banking Corporation of Florida’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104 The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.

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
Chairman and Chief Executive Officer
Date: February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Charles M. Shaffer	February 25, 2022
Charles M. Shaffer, Chairman and Chief Executive Officer
(principal executive officer)

/s/ Tracey L. Dexter	February 25, 2022
Tracey L. Dexter, Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

/s/ Dennis J. Arczynski	February 25, 2022
Dennis J. Arczynski, Director

/s/ Jacqueline L. Bradley	February 25, 2022
Jacqueline L. Bradley, Director

/s/ H. Gilbert Culbreth, Jr.	February 25, 2022
H. Gilbert Culbreth, Jr, Director

/s/ Julie H. Daum	February 25, 2022
Julie H. Daum, Director

/s/ Christopher E. Fogal	February 25, 2022
Christopher E. Fogal, Director

/s/ Maryann Goebel	February 25, 2022
Maryann Goebel, Director

Date

/s/ Dennis S. Hudson, III	February 25, 2022
Dennis S. Hudson, III, Director

/s/ Robert J. Lipstein	February 25, 2022
Robert J. Lipstein, Director

/s/ Alvaro J. Monserrat	February 25, 2022
Alvaro J. Monserrat, Director

/s/ Thomas E. Rossin	February 25, 2022
Thomas E. Rossin, Director