Form 10-Q
period 2022-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2022-05-06
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR

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

Common Stock, $0.10 Par Value – 61,238,897 shares as of March 31, 2022

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Interest and fees on loans	$67,118	$62,298
Interest and dividends on securities	10,181	6,446
Interest on interest bearing deposits and other investments	933	586
Total Interest Income	78,232	69,330

Interest on deposits	767	1,065
Interest on time certificates	468	1,187
Interest on borrowed money	475	468
Total Interest Expense	1,710	2,720

Net Interest Income	76,522	66,610

Provision for credit losses	6,556	(5,715)

Net Interest Income after Provision for Credit Losses	69,966	72,325

Noninterest income:
Service charges on deposit accounts	2,801	2,338
Interchange income	4,128	3,820
Wealth management income	2,659	2,323
Mortgage banking fees	1,686	4,225
Marine finance fees	191	189
SBA gains	156	287
BOLI income	1,334	859
Other	2,870	3,744
	15,825	17,785
Securities losses, net	(452)	(114)
Total Noninterest Income	15,373	17,671

Noninterest Expense:
Salaries and wages	28,219	21,393
Employee benefits	5,501	4,980
Outsourced data processing costs	6,156	4,468
Telephone / data lines	733	785
Occupancy	3,986	3,789
Furniture and equipment	1,426	1,254
Marketing	1,171	1,168
Legal and professional fees	4,789	2,582
FDIC assessments	789	526
Amortization of intangibles	1,446	1,211
Foreclosed property expense and net gain on sale	(164)	(65)

Provision for credit losses on unfunded commitments	142	—
Other	4,723	4,029
Total Noninterest Expense	58,917	46,120

Income Before Income Taxes	26,422	43,876
Provision for income taxes	5,834	10,157
Net Income	$20,588	$33,719

Share Data
Net income per share of common stock
Diluted	$0.33	$0.60
Basic	0.34	0.61
Average common shares outstanding
Diluted	61,704	55,992
Basic	61,127	55,271

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Net Income	$20,588	$33,719

Other comprehensive income (loss):

Available-for-sale securities:
Unrealized losses on available-for-sale securities, net of tax benefit of $20.6 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively	$(66,012)	$(10,851)
Amortization of unrealized gains and losses on securities transferred to held-to-maturity, net of tax expense of $7 thousand and $6 thousand for the three months ended March 31, 2022 and 2021, respectively	36	24
Available-for-sale securities, net of tax	$(65,976)	$(10,827)

Unrealized losses on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax benefit of $22 thousand and $47 thousand for the three months ended March 31, 2022 and 2021, respectively	(64)	(138)

Total other comprehensive loss	$(66,040)	$(10,965)

Comprehensive (Loss) Income	$(45,452)	$22,754

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2022	2021
Assets
Cash and due from banks	$351,128	$238,750
Interest bearing deposits with other banks	871,387	498,979
Total cash and cash equivalents	1,222,515	737,729

Time deposits with other banks	5,975	—

Debt securities:
Securities available-for-sale (at fair value)	1,706,619	1,644,319
Securities held-to-maturity (fair value $709.5 million at March 31, 2022 and $627.4 million at December 31, 2021)	747,004	638,640
Total debt securities	2,453,623	2,282,959

Loans held for sale (at fair value)	20,615	31,791

Loans	6,451,217	5,925,029
Less: Allowance for credit losses	(89,838)	(83,315)
Loans, net of allowance for credit losses	6,361,379	5,841,714

Bank premises and equipment, net	74,617	72,404
Other real estate owned	11,567	13,618
Goodwill	286,606	252,154
Other intangible assets, net	21,549	14,845
Bank owned life insurance	206,375	205,041
Net deferred tax assets	47,222	27,321
Other assets	192,774	201,857
Total Assets	$10,904,817	$9,681,433

Liabilities
Deposits	$9,243,768	$8,067,589
Securities sold under agreements to repurchase, maturing within 30 days	120,922	121,565
Subordinated debt	71,716	71,646
Other liabilities	112,126	109,897
Total Liabilities	9,548,532	8,370,697

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 61,640,882 and outstanding 61,238,897 at March 31, 2022, and authorized 120,000,000, issued 58,909,369 and outstanding 58,504,250 shares at December 31, 2021	6,124	5,850
Other shareholders' equity	1,350,161	1,304,886
Total Shareholders' Equity	1,356,285	1,310,736
Total Liabilities and Shareholders' Equity	$10,904,817	$9,681,433

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$20,588	$33,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,420	1,440
Amortization of premiums and discounts on securities, net	361	2,362
Amortization of operating lease right-of-use assets	990	1,102
Other amortization and accretion, net	(1,173)	(4,437)
Stock based compensation	1,419	1,759
Origination of loans designated for sale	(57,625)	(163,863)
Sale of loans designated for sale	71,210	177,516
Provision for credit losses	6,556	(5,715)
Deferred income taxes	866	2,320
Gains on sale of loans	(2,324)	(5,570)
Gains on sale and write-downs of other real estate owned	(255)	(167)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	31	315
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease in other assets	15,471	4,658
Net (decrease) increase in other liabilities	(3,001)	1,659
Net cash provided by operating activities	$54,534	$47,098

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	95,398	155,860
Maturities and repayments of debt securities held-to-maturity	26,430	43,291
Proceeds from sale of debt securities available-for-sale	26,011	—
Purchases of debt securities available-for-sale	(244,551)	(36,512)
Purchases of debt securities held-to-maturity	(134,941)	(160,031)
Maturities of time deposits with other banks	498	—
Net new loans and principal repayments	(44,256)	79,353
Purchases of loans held for investment	(111,292)	—
Proceeds from sale of other real estate owned	3,742	1,340
Additions to other real estate owned	(319)	(654)
Proceeds from sale of FHLB and Federal Reserve Bank Stock	—	2,704
Purchase of FHLB and Federal Reserve Bank Stock	(3,347)	(55)
Net cash from bank acquisitions	208,933	—
Additions to bank premises and equipment	(825)	(341)
Net cash used in investing activities	$(178,519)	$84,955

 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash Flows from Financing Activities
Net increase in deposits	$613,899	$453,188
Net decrease in repurchase agreements	(643)	(10,438)
Stock based employee benefit plans	3,509	434
Dividends paid	(7,994)	—
Net cash provided by financing activities	$608,771	$443,184
Net increase in cash and cash equivalents	484,786	575,237
Cash and cash equivalents at beginning of period	737,729	404,088
Cash and cash equivalents at end of period	$1,222,515	$979,325

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,673	$3,695
Recognition of operating lease right-of-use assets, other than through bank acquisitions	3,370	—
Recognition of operating lease liabilities, other than through bank acquisitions	3,370	—

Supplemental disclosure of non-cash investing activities:
Transfer of debt securities from available-for-sale to held-to-maturity	$—	$210,805
Transfers from bank premises to other real estate owned	1,008	3,318

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at December 31, 2021	58,504	$5,850	$963,851	$358,598	$(10,569)	$(6,994)	$1,310,736
Comprehensive income	—	—	—	20,588	—	(66,040)	(45,452)
Stock based compensation expense	—	—	1,419	—	—	—	1,419
Common stock transactions related to stock based employee benefit plans	7	1	(5)	—	110	—	106
Common stock issued for stock options	178	18	3,385	—	—	—	3,403
Issuance of common stock, pursuant to acquisitions	2,550	255	89,979	—	—	—	90,234
Conversion of options, pursuant to acquisitions	—	—	3,833	—	—	—	3,833
Dividends on common stock ($0.13 per share)	—	—	—	(7,994)	—	—	(7,994)
Three months ended March 31, 2022	2,735	274	98,611	12,594	110	(66,040)	45,549
Balance at March 31, 2022	61,239	$6,124	$1,062,462	$371,192	$(10,459)	$(73,034)	$1,356,285

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at December 31, 2020	55,243	$5,524	$856,092	$256,701	$(8,285)	$20,370	$1,130,402
Comprehensive income	—	—	—	33,719	—	(10,965)	22,754
Stock based compensation expense	—	—	1,759	—	—	—	1,759
Common stock transactions related to stock based employee benefit plans	20	2	—	—	(408)	—	(406)
Common stock issued for stock options	31	3	837	—	—	—	840
Three months ended March 31, 2021	51	5	2,596	33,719	(408)	(10,965)	24,947
Balance at March 31, 2021	55,294	$5,529	$858,688	$290,420	$(8,693)	$9,405	$1,155,349

 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of Seacoast Banking Corporation of Florida and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.
Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Recently Issued Accounting Standards, Not Yet Adopted
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors, and introduces new disclosures related to modifications with borrowers that are experiencing financial difficulties. ASU 2022-02 also requires the disclosure of current-period gross writeoffs by year of origination for financing receivables held at amortized cost. The amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. The impact to the Company’s consolidated financial statements of the adoption of ASU 2022-02 is not expected to be material.

Note 2 – Earnings per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

For the three months ended March 31, 2022 and March 31, 2021, no options to purchase shares of the Company's common stock were anti-dilutive.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2022	2021
Basic earnings per share
Net income	$20,588	$33,719
Average common shares outstanding	61,127	55,271
Net income per share	$0.34	$0.61

Diluted earnings per share
Net income	$20,588	$33,719
Average common shares outstanding	61,127	55,271
Add: Dilutive effect of employee restricted stock and stock options	577	721
Average diluted shares outstanding	61,704	55,992
Net income per share	$0.33	$0.60
Net income has not been allocated to unvested restricted stock awards that are participating securities because the amounts that would be allocated are not material to net income per share of common stock. Unvested restricted stock awards that are participating securities represent less than one percent of all of the outstanding shares of common stock for each of the periods presented.

Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$6,240	$54	$(13)	$6,281
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,335,336	829	(91,495)	1,244,670
Private mortgage-backed securities and collateralized mortgage obligations	114,286	284	(3,274)	111,296
Collateralized loan obligations	315,168	—	(2,044)	313,124
Obligations of state and political subdivisions	31,533	518	(803)	31,248
Totals	$1,802,563	$1,685	$(97,629)	$1,706,619

Debt securities held-to-maturity
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$747,004	$15,397	$(52,909)	$709,492
Totals	$747,004	$15,397	$(52,909)	$709,492

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$6,466	$316	$(3)	$6,779
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,234,721	8,308	(20,309)	1,222,720
Private mortgage-backed securities and collateralized mortgage obligations	88,096	1,091	(420)	88,767
Collateralized loan obligations	292,751	63	(124)	292,690
Obligations of state and political subdivisions	31,624	1,740	(1)	33,363
Totals	$1,653,658	$11,518	$(20,857)	$1,644,319

Debt securities held-to-maturity
Mortgage-backed securities of U.S. government-sponsored entities	$638,640	$3,828	$(15,070)	$627,398
Totals	$638,640	$3,828	$(15,070)	$627,398
During the three months ended March 31, 2022, securities with a fair value of $26.0 million obtained in the acquisition of Business Bank of Florida Corp. were immediately sold. No gain or loss was recognized on the sale. There were no other sales of securities during the three months ended March 31, 2022. There were no sales of securities for the three months ended March 31, 2021. Also included in “Securities losses, net” is a decrease of $0.5 million for the three months ended March 31, 2022, and a decrease of $0.1 million for the three months ended March 31, 2021, in the value of an investment in shares of a mutual fund that invests in CRA-qualified debt securities.
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
At March 31, 2022, debt securities with a fair value of $446.7 million were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2022
	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$2,776	$2,790
Due after one year through five years	—	—	14,493	14,807
Due after five years through ten years	—	—	5,705	5,698
Due after ten years	—	—	14,799	14,234
	—	—	37,773	37,529
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	747,004	709,492	1,335,336	1,244,670
Private mortgage-backed securities and collateralized mortgage obligations	—	—	114,286	111,296
Collateralized loan obligations	—	—	315,168	313,124
Totals	$747,004	$709,492	$1,802,563	$1,706,619
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

	March 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$303	$(11)	$229	$(2)	$532	$(13)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,089,150	(80,423)	100,982	(11,072)	1,190,132	(91,495)
Private mortgage-backed securities and collateralized mortgage obligations	84,333	(3,109)	4,721	(165)	89,054	(3,274)
Collateralized loan obligations	298,334	(1,928)	14,790	(116)	313,124	(2,044)
Obligations of state and political subdivisions	9,255	(803)	—	—	9,255	(803)
Totals	$1,481,375	$(86,274)	$120,722	$(11,355)	$1,602,097	$(97,629)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$97	$(1)	$245	$(2)	$342	$(3)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	955,881	(19,575)	11,953	(734)	967,834	(20,309)
Private mortgage-backed securities and collateralized mortgage obligations	33,640	(173)	9,628	(247)	43,268	(420)
Collateralized loan obligations	123,202	(81)	9,461	(43)	132,663	(124)
Obligations of state and political subdivisions	499	(1)	—	—	499	(1)
Totals	$1,113,319	$(19,831)	$31,287	$(1,026)	$1,144,606	$(20,857)

At March 31, 2022, the Company had unrealized losses of $91.5 million on mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.2 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2022, no allowance for credit losses has been recorded.
At March 31, 2022, the Company had $3.3 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $89.1 million. The collateral underlying these mortgage investments is primarily residential real estate. The securities have average credit support of 24%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2022, no allowance for credit losses has been recorded.
At March 31, 2022, the Company had $2.0 million of unrealized losses in uncapped 3-month LIBOR floating rate collateralized loan obligations (“CLOs”) having a fair value of $313.1 million. CLOs are special purpose vehicles and those in which the Company has invested acquire nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of March 31, 2022, all positions held by the Company are in AAA and AA tranches, with average credit support of 37% and 25%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2022, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. As a result, as of March 31, 2022, no allowance for credit losses has been recorded.
Included in Other Assets at March 31, 2022 is $38.1 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances, which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $3.4 million and $1.2 million, respectively, at March 31, 2022, and $3.4 million and $1.0 million, respectively, at December 31, 2021, is included in Other Assets. Also included in Other Assets is an $8.9 million investment in a CRA-qualified mutual fund carried at fair value.
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

Note 4 – Loans
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
The following tables present net loan balances by segment as of:

	March 31, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$226,149	$33,231	$41	$259,421
Commercial real estate - owner-occupied	990,929	273,498	20,088	1,284,515
Commercial real estate - non owner-occupied	1,400,270	488,400	77,480	1,966,150
Residential real estate	1,379,911	214,401	5,333	1,599,645
Commercial and financial	1,007,064	110,161	15,281	1,132,506
Consumer	165,650	4,074	—	169,724
Paycheck Protection Program	29,137	10,119	—	39,256
Totals	$5,199,110	$1,133,884	$118,223	$6,451,217

	December 31, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$199,341	$31,438	$45	$230,824
Commercial real estate - owner occupied	983,517	186,812	27,445	1,197,774
Commercial real estate - non-owner occupied	1,278,180	382,554	75,705	1,736,439
Residential real estate	1,261,306	156,957	7,091	1,425,354
Commercial and financial	968,318	84,395	16,643	1,069,356
Consumer	169,507	4,658	10	174,175
Paycheck Protection Program	69,503	21,604	—	91,107
Totals	$4,929,672	$868,418	$126,939	$5,925,029
The amortized cost basis of loans at March 31, 2022 included net deferred costs of $27.6 million on non-PPP portfolio loans and net deferred fees of $1.0 million on PPP loans. At December 31, 2021, the amortized cost basis included net deferred costs of $31.0 million on non-PPP portfolio loans and net deferred fees of $2.4 million on PPP loans. At March 31, 2022, the remaining fair value adjustments on acquired loans were $24.1 million, or 1.9% of the outstanding acquired loan balances, compared to $23.1 million, or 2.3% of the acquired loan balances at December 31, 2021. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $15.5 million and $14.7 million at March 31, 2022 and December 31, 2021, respectively.
The following tables present the status of net loan balances as of March 31, 2022 and December 31, 2021.

	March 31, 2022
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$225,921	$—	$—	$—	$228	$226,149
Commercial real estate - owner-occupied	990,260	—	—	—	669	990,929
Commercial real estate - non owner-occupied	1,399,902	35	—	—	333	1,400,270
Residential real estate	1,372,141	155	275	—	7,340	1,379,911
Commercial and financial	1,000,983	2,738	—	40	3,303	1,007,064
Consumer	164,430	638	458	—	124	165,650
Paycheck Protection Program[1]	29,109	28	—	—	—	29,137
Total Portfolio Loans	$5,182,746	$3,594	$733	$40	$11,997	$5,199,110

Acquired Non-PCD Loans
Construction and land development	$33,231	$—	$—	$—	$—	$33,231
Commercial real estate - owner-occupied	273,498	—	—	—	—	273,498
Commercial real estate - non owner-occupied	487,175	—	—	—	1,225	488,400
Residential real estate	213,208	—	—	—	1,193	214,401
Commercial and financial	109,805	282	—	—	74	110,161
Consumer	3,837	—	—	—	237	4,074
Paycheck Protection Program[1]	10,119	—	—	—	—	10,119
Total Acquired Non-PCD Loans	$1,130,873	$282	$—	$—	$2,729	$1,133,884

PCD Loans
Construction and land development	$37	$—	$—	$—	$4	$41
Commercial real estate - owner-occupied	16,915	—	—	—	3,173	20,088
Commercial real estate - non owner-occupied	74,256	—	—	—	3,224	77,480
Residential real estate	4,624	—	—	—	709	5,333
Commercial and financial	10,908	—	—	—	4,373	15,281
Consumer	—	—	—	—	—	—
Total PCD Loans	$106,740	$—	$—	$—	$11,483	$118,223

Total Loans	$6,420,359	$3,876	$733	$40	$26,209	$6,451,217

[1]Paycheck Protection Program loans are not reflected as past due when forgiveness applications are being processed by the SBA. Repayment of principal and interest is fully guaranteed by the U.S. government.

	December 31, 2021
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$199,087	$—	$—	$—	$254	$199,341
Commercial real estate - owner occupied	982,804	—	—	—	713	983,517
Commercial real estate - non-owner occupied	1,276,582	—	—	—	1,598	1,278,180
Residential real estate	1,248,160	3,457	143	—	9,546	1,261,306
Commercial and financial	963,828	851	41	—	3,598	968,318
Consumer	168,791	565	23	15	113	169,507
Paycheck Protection Program[1]	69,434	—	—	69	—	69,503
Total Portfolio Loans	$4,908,686	$4,873	$207	$84	$15,822	$4,929,672

Acquired Non-PCD Loans
Construction and land development	$31,438	$—	$—	$—	$—	$31,438
Commercial real estate - owner occupied	186,652	—	160	—	—	186,812
Commercial real estate - non-owner occupied	381,510	—	—	—	1,044	382,554
Residential real estate	154,981	182	—	—	1,794	156,957
Commercial and financial	84,180	—	40	—	175	84,395
Consumer	4,082	135	—	—	441	4,658
Paycheck Protection Program[1]	21,567	—	—	37	—	21,604
Total Acquired Non-PCD Loans	$864,410	$317	$200	$37	$3,454	$868,418

PCD Loans
Construction and land development	$40	$—	$—	$—	$5	$45
Commercial real estate - owner occupied	24,192	—	—	—	3,253	27,445
Commercial real estate - non-owner occupied	72,442	—	—	—	3,263	75,705
Residential real estate	5,386	—	—	—	1,705	7,091
Commercial and financial	13,547	—	—	—	3,096	16,643
Consumer	10	—	—	—	—	10
Total PCD Loans	$115,617	$—	$—	$—	$11,322	$126,939

Total Loans	$5,888,713	$5,190	$407	$121	$30,598	$5,925,029

[1]Paycheck Protection Program loans are not reflected as past due when forgiveness applications are being processed by the SBA. Repayment of principal and interest is fully guaranteed by the U.S. government.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.8 million and $0.2 million in interest income on nonaccrual loans during the three months ended March 31, 2022 and 2021, respectively.

The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	March 31, 2022
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$12	$220	$232	$89
Commercial real estate - owner-occupied	2,871	971	3,842	380
Commercial real estate - non owner-occupied	3,406	1,376	4,782	18
Residential real estate	9,145	97	9,242	35
Commercial and financial	4,084	3,666	7,750	1,945
Consumer	23	338	361	329
Totals	$19,541	$6,668	$26,209	$2,796

	December 31, 2021
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$37	$222	$259	$92
Commercial real estate - owner-occupied	2,976	990	3,966	419
Commercial real estate - non owner-occupied	4,490	1,415	5,905	27
Residential real estate	12,358	687	13,045	357
Commercial and financial	2,676	4,193	6,869	2,384
Consumer	29	525	554	525
Totals	$22,566	$8,032	$30,598	$3,804
Collateral-Dependent Loans
Loans are considered collateral-dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral-dependent loans as of:

(In thousands)	March 31, 2022	December 31, 2021
Construction and land development	$248	$271
Commercial real estate - owner-occupied	4,581	4,706
Commercial real estate - non owner-occupied	3,619	4,923
Residential real estate	12,482	16,334
Commercial and financial	8,033	8,741
Consumer	478	741
Totals	$29,441	$35,716
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
The following tables present the risk rating of loans by year of origination as of:

	March 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$15,252	$118,289	$22,227	$30,059	$16,221	$16,738	$40,387	$259,173
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	7	—	7
Substandard Impaired	—	—	—	—	220	21	—	241
Doubtful	—	—	—	—	—	—	—	—
Total	$15,252	$118,289	$22,227	$30,059	$16,441	$16,766	$40,387	$259,421
Commercial real estate - owner-occupied
Risk Ratings:
Pass	$57,482	$216,122	$161,838	$192,208	$128,139	$492,637	$11,429	$1,259,855
Special Mention	—	—	6,464	5,322	641	1,528	—	13,955
Substandard	—	—	—	—	—	5,359	350	5,709
Substandard Impaired	—	—	—	2,672	310	2,014	—	4,996
Doubtful	—	—	—	—	—	—	—	—
Total	$57,482	$216,122	$168,302	$200,202	$129,090	$501,538	$11,779	$1,284,515
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	$174,966	$415,704	$227,927	$305,852	$186,363	$578,279	$7,563	$1,896,654
Special Mention	—	—	—	837	—	10,640	—	11,477
Substandard	—	—	4,753	5,351	23,146	19,242	—	52,492
Substandard Impaired	—	—	1,044	1,849	—	2,634	—	5,527
Doubtful	—	—	—	—	—	—	—	—
Total	$174,966	$415,704	$233,724	$313,889	$209,509	$610,795	$7,563	$1,966,150
Residential real estate
Risk Ratings:
Pass	$14,211	$564,750	$120,963	$90,420	$110,413	$311,573	$370,928	$1,583,258
Special Mention	—	—	—	—	13	1,120	75	1,208
Substandard	—	—	338	—	55	1,480	201	2,074
Substandard Impaired	—	—	144	134	38	9,777	3,012	13,105
Doubtful	—	—	—	—	—	—	—	—
Total	$14,211	$564,750	$121,445	$90,554	$110,519	$323,950	$374,216	$1,599,645

	March 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial and financial
Risk Ratings:
Pass	$51,836	$351,023	$176,311	$90,587	$63,294	$89,736	$271,721	$1,094,508
Special Mention	—	504	14,956	449	235	637	385	17,166
Substandard	—	—	212	2,466	2,104	3,365	273	8,420
Substandard Impaired	—	—	219	4,534	4,615	2,945	99	12,412
Doubtful	—	—	—	—	—	—	—	—
Total	$51,836	$351,527	$191,698	$98,036	$70,248	$96,683	$272,478	$1,132,506
Consumer
Risk Ratings:
Pass	$9,049	$46,934	$28,939	$23,469	$15,271	$20,920	$21,607	$166,189
Special Mention	—	7	43	100	38	437	1,748	2,373
Substandard	—	437	—	8	—	—	191	636
Substandard Impaired	—	7	21	89	34	153	222	526
Doubtful	—	—	—	—	—	—	—	—
Total	$9,049	$47,385	$29,003	$23,666	$15,343	$21,510	$23,768	$169,724
Paycheck Protection Program
Risk Ratings:
Pass	$—	$37,304	$1,952	$—	$—	$—	$—	$39,256
Total	$—	$37,304	$1,952	$—	$—	$—	$—	$39,256
Consolidated
Risk Ratings:
Pass	$322,796	$1,750,126	$740,157	$732,595	$519,701	$1,509,883	$723,635	$6,298,893
Special Mention	—	511	21,463	6,708	927	14,362	2,208	46,179
Substandard	—	437	5,303	7,825	25,305	29,453	1,015	69,338
Substandard Impaired	—	7	1,428	9,278	5,217	17,544	3,333	36,807
Doubtful	—	—	—	—	—	—	—	—
Total	$322,796	$1,751,081	$768,351	$756,406	$551,150	$1,571,242	$730,191	$6,451,217

	December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$94,318	$23,860	$38,058	$25,507	$3,995	$15,466	$29,349	$230,553
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard Impaired	—	—	—	222	—	49	—	271
Doubtful	—	—	—	—	—	—	—	—
Total	$94,318	$23,860	$38,058	$25,729	$3,995	$15,515	$29,349	$230,824
Commercial real estate - owner-occupied
Risk Ratings:
Pass	$205,404	$154,432	$179,786	$132,353	$125,763	$363,986	$10,005	$1,171,729
Special Mention	—	6,527	5,370	649	218	3,250	—	16,014
Substandard	—	—	—	—	3,290	1,610	—	4,900
Substandard Impaired	—	—	2,742	310	596	1,483	—	5,131
Doubtful	—	—	—	—	—	—	—	—
Total	$205,404	$160,959	$187,898	$133,312	$129,867	$370,329	$10,005	$1,197,774

	December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	$395,308	$207,824	$298,021	$186,339	$110,990	$460,435	$6,477	$1,665,394
Special Mention	—	—	844	—	289	13,850	—	14,983
Substandard	—	4,776	3,009	23,206	1,900	17,266	—	50,157
Substandard Impaired	—	1,044	1,849	—	326	2,686	—	5,905
Doubtful	—	—	—	—	—	—	—	—
Total	$395,308	$213,644	$303,723	$209,545	$113,505	$494,237	$6,477	$1,736,439
Residential real estate
Risk Ratings:
Pass	$394,547	$114,364	$90,566	$119,836	$118,556	$213,950	$354,439	$1,406,258
Special Mention	—	—	—	70	—	1,243	532	1,845
Substandard	—	340	—	—	58	422	86	906
Substandard Impaired	—	149	724	39	4,415	8,507	2,511	16,345
Doubtful	—	—	—	—	—	—	—	—
Total	$394,547	$114,853	$91,290	$119,945	$123,029	$224,122	$357,568	$1,425,354
Commercial and financial
Risk Ratings:
Pass	$340,826	$180,677	$97,072	$68,232	$39,331	$56,053	$246,568	$1,028,759
Special Mention	530	15,587	—	237	251	84	876	17,565
Substandard	—	371	2,605	3,594	1,436	3,217	339	11,562
Substandard Impaired	—	196	4,561	3,694	1,371	1,520	128	11,470
Doubtful	—	—	—	—	—	—	—	—
Total	$341,356	$196,831	$104,238	$75,757	$42,389	$60,874	$247,911	$1,069,356
Consumer
Risk Ratings:
Pass	$45,063	$31,342	$26,194	$17,300	$9,979	$16,019	$25,418	$171,315
Special Mention	—	24	431	37	167	3	1,199	1,861
Substandard	—	—	18	—	17	—	223	258
Substandard Impaired	—	—	92	23	74	118	434	741
Doubtful	—	—	—	—	—	—	—	—
Total	$45,063	$31,366	$26,735	$17,360	$10,237	$16,140	$27,274	$174,175
Paycheck Protection Program
Risk Ratings:
Pass	$87,036	$4,071	$—	$—	$—	$—	$—	$91,107
Total	$87,036	$4,071	$—	$—	$—	$—	$—	$91,107
Consolidated
Risk Ratings:
Pass	$1,562,502	$716,570	$729,697	$549,567	$408,614	$1,125,909	$672,256	$5,765,115
Special Mention	530	22,138	6,645	993	925	18,430	2,607	52,268
Substandard	—	5,487	5,632	26,800	6,701	22,515	648	67,783
Substandard Impaired	—	1,389	9,968	4,288	6,782	14,363	3,073	39,863
Doubtful	—	—	—	—	—	—	—	—
Total	$1,563,032	$745,584	$751,942	$581,648	$423,022	$1,181,217	$678,584	$5,925,029

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

The following table presents loans that were modified in a troubled debt restructuring during the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022			2021
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	—	$—	$—	—	$—	$—
Commercial real estate - owner-occupied	—	—	—	—	—	—
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	3	785	785	1	27	27
Commercial and financial	1	33	33	—	—	—
Consumer	4	22	22	—	—	—
Totals	8	$840	$840	1	$27	$27

The TDRs described above resulted in a specific allowance for credit losses of $0.2 million as of March 31, 2022 and March 31, 2021. During the three months ended March 31, 2022, there was one default totaling $33 thousand on a loan that had been modified to a TDR within the preceding twelve months. During the three months ended March 31, 2021, there were no defaults on loans that had been modified to a TDR within the preceding twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, is charged off or has been transferred to other real estate owned. For loans measured based on the present value of expected future cash flows, $5,000 for each of the three months ended March 31, 2022, and 2021 was included in interest income and represents the change in present value attributable to the passage of time.

Note 5 – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended March 31, 2022
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,751	$—	$(493)	$—	$10	$—	$2,268
Commercial real estate - owner-occupied	8,579	—	715	—	—	—	9,294
Commercial real estate - non owner-occupied	36,617	31	7,274	—	—	—	43,922
Residential real estate	12,811	17	1,060	(1)	191	(3)	14,075
Commercial and financial	19,744	3	(1,628)	(569)	177	—	17,727
Consumer	2,813	—	(372)	(95)	208	(2)	2,552
Paycheck Protection Program	—	—	—	—	—	—	—
Totals	$83,315	$51	$6,556	$(665)	$586	$(5)	$89,838

	Three Months Ended March 31, 2021
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$(510)	$—	$18	$—	$4,428
Commercial real estate - owner occupied	9,868	(76)	—	—	—	9,792
Commercial real estate - non-owner occupied	38,266	(2,038)	—	1	—	36,229
Residential real estate	17,500	(3,372)	—	229	(4)	14,353
Commercial and financial	18,690	775	(756)	207	—	18,916
Consumer	3,489	(494)	(185)	116	(1)	2,925
Paycheck Protection Program	—	—	—	—	—	—
Totals	$92,733	$(5,715)	$(941)	$571	$(5)	$86,643

Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts to project losses over a three-year forecast period. Forecast data is sourced primarily from Moody’s Analytics (“Moody’s”), a firm widely recognized for its research, analysis, and economic forecasts. For portfolio segments with a weighted average life longer than three years, the Company reverts to longer-term historical loss experience to estimate losses over the remaining life of the loans within each segment.

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
As of March 31, 2022, the Company utilized Moody’s most recent “U.S. Macroeconomic Outlook Baseline” scenario and considered the uncertainty associated with the assumptions in the Baseline scenario, including actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, the Russian invasion of Ukraine and the magnitude of the resulting market disruption, and the potential impact of persistent high inflation on economic growth. Outcomes in any or all of these factors could differ from the Baseline scenario, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk not captured in the quantitative model.
The following section discusses changes in the level of reserves for the three months ended March 31, 2022.

In the Construction and Land Development segment, the decrease in reserves reflects continuing low historical loss rates for this segment and improved economic variables relating to residential real estate. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, increases in the allowance correspond with the increase in loan balances during the quarter. Risk characteristics include but are not limited to, collateral type, loan seasoning, and lien position.
In the Commercial Real Estate - Non Owner-Occupied segment, the increase in reserves reflects the increase in loan balances and changes in economic forecast variables including unemployment. Repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, loan seasoning, and lien position are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The increase in reserves reflects the impact of higher loan balances. Risk characteristics considered for this segment include, but are not limited to, collateral type, lien position, loan to value ratios, and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The decrease in reserves is attributed to improved economic forecast variables including business profitability. Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses.
Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. The decline in the reserve reflects lower loan balances and improved economic forecast variables.
Balances outstanding under the Paycheck Protection Program are guaranteed by the U.S. government and have not been assigned a reserve.
The allowance for credit losses is composed of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at March 31, 2022 and December 31, 2021 is shown in the following tables:

	March 31, 2022
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$248	$89	$259,173	$2,179	$259,421	$2,268
Commercial real estate - owner occupied	4,996	380	1,279,519	8,914	1,284,515	9,294
Commercial real estate - non owner-occupied	5,527	787	1,960,623	43,135	1,966,150	43,922
Residential real estate	13,154	312	1,586,491	13,763	1,599,645	14,075
Commercial and financial	13,172	2,511	1,119,334	15,216	1,132,506	17,727
Consumer	540	481	169,184	2,071	169,724	2,552
Paycheck Protection Program	—	—	39,256	—	39,256	—
Totals	$37,637	$4,560	$6,413,580	$85,278	$6,451,217	$89,838

	December 31, 2021
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$271	$92	$230,553	$2,659	$230,824	$2,751
Commercial real estate - owner occupied	5,131	419	1,192,643	8,160	1,197,774	8,579
Commercial real estate - non owner-occupied	5,905	27	1,730,534	36,590	1,736,439	36,617
Residential real estate	16,345	646	1,409,009	12,165	1,425,354	12,811
Commercial and financial	11,470	2,885	1,057,886	16,859	1,069,356	19,744
Consumer	741	685	173,434	2,128	174,175	2,813
Paycheck Protection Program	—	—	91,107	—	91,107	—
Totals	$39,863	$4,754	$5,885,166	$78,561	$5,925,029	$83,315

Note 6 – Derivatives
Back-to-Back Swaps
The Company offers interest rate swaps when requested by customers to allow them to hedge the risk of rising interest rates on their variable rate loans. Upon entering into these swaps, the Company enters into offsetting positions with counterparties in order to minimize the interest rate risk. These back-to-back swaps qualify as freestanding financial derivatives with the fair values reported in other assets and other liabilities. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under the arrangements for financial statement presentation purposes. Gains and losses on these back-to-back swaps, which offset, are recorded through noninterest income. No net gains or losses have been recognized to date on these instruments. As of March 31, 2022, the interest rate swaps had an aggregate notional value of $209.9 million, with a fair value of $8.9 million recorded in other assets and other liabilities. As of December 31, 2021, the interest rate swaps had an aggregate notional value of $175.4 million, with a fair value of $8.0 million recorded in other assets and other liabilities. The weighted average maturity was 6.5 years at March 31, 2022 and 6.7 years at December 31, 2021.
Interest Rate Floors Designated as Cash Flow Hedges
The Company has entered into interest rate floor contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During 2020, the Company entered into two interest rate floor contracts, each with a notional amount of $150.0 million, maturing in October 2023 and November 2023. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. For the three months ended March 31, 2022, the Company recognized a loss through other comprehensive income of $0.2 million, and reclassified $0.1 million, out of accumulated other comprehensive income and into interest income. As of March 31, 2022 and December 31, 2021, the interest rate floors had a fair value of $0.1 million and $0.3 million, respectively, recorded in other assets in the consolidated balance sheet. Over the next twelve months the Company expects to reclassify $0.4 million from accumulated other comprehensive income into interest income related to these agreements.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
At March 31, 2022
Back-to-back swaps	$209,904	$8,923	Other Assets and Other Liabilities
Interest rate floors	300,000	122	Other Assets

At December 31, 2021
Back-to-back swaps	$175,392	$8,022	Other Assets and Other Liabilities
Interest rate floors	300,000	290	Other Assets

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	March 31, 2022	December 31, 2021
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	$152,817	$134,577

Note 8 – Equity Capital
The Company is well capitalized and at March 31, 2022, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

Note 9 – Contingent Liabilities
The Company and its subsidiaries, because of the nature of their business, are at all times subject to numerous legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2022 and December 31, 2021 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2022
Financial Assets
Available-for-sale debt securities[1]	$1,706,619	$191	$1,706,428	$—
Derivative financial instruments[2]	9,045	—	9,045	—
Loans held for sale[2]	20,615	—	20,615	—
Loans[3]	8,395	—	1,517	6,878
Other real estate owned[4]	11,567	—	2,420	9,147
Equity securities[5]	8,864	8,864	—	—
Financial Liabilities
Derivative financial instruments[2]	$8,923	$—	$8,923	$—

At December 31, 2021
Financial Assets
Available-for-sale debt securities[1]	$1,644,319	$197	$1,644,122	$—
Derivative financial instruments[2]	8,312	—	8,312	—
Loans held for sale[2]	31,791	—	31,791	—
Loans[3]	8,443	—	1,558	6,885
Other real estate owned[4]	13,618	—	—	13,618
Equity securities[5]	9,316	9,316	—	—
Financial Liabilities
Derivative financial instruments[2]	$8,022	$—	$8,022	$—
[1]See “Note 3 – Securities” for further detail of fair value of individual investment categories.
[2]Recurring fair value basis determined using observable market data.
[3]See “Note 4 – Loans.” Nonrecurring fair value adjustments to collateral-dependent loans reflect full or partial write-downs that are based on current appraised values of the collateral in accordance with ASC Topic 310.

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
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on nonaccrual as of March 31, 2022 and December 31, 2021.
The aggregate fair value and contractual balance of loans held for sale as of March 31, 2022 and December 31, 2021 is as follows:

(In thousands)	March 31, 2022	December 31, 2021
Aggregate fair value	$20,615	$31,791
Contractual balance	20,087	30,963
Excess	528	828
Loans: Loans carried at fair value consist of collateral-dependent real estate loans. Fair value is based on recent real estate appraisals less estimated costs of sale. These evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At March 31, 2022 capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.0%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these loans is considered level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $12.7 million with a specific reserve of $4.3 million at March 31, 2022, compared to $13.1 million with a specific reserve of $4.7 million at December 31, 2021.
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the three months ended March 31, 2022, an updated appraisal was obtained on a former branch property, and the value was transferred from Level 3 to Level 2. There were no transfers during the three months ended March 31, 2021.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of March 31, 2022 and December 31, 2021 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Financial Assets
Debt securities held-to-maturity[1]	$747,004	$—	$709,492	$—
Time deposits with other banks	5,975	—	5,933	—
Loans, net	6,352,984	—	—	6,423,158
Financial Liabilities
Deposit liabilities	9,243,768	—	—	9,238,260
Subordinated debt	71,716	—	69,416	—

December 31, 2021
Financial Assets
Debt securities held-to-maturity[1]	$638,640	$—	$627,398	$—
Loans, net	5,833,271	—	—	5,907,447
Financial Liabilities
Deposit liabilities	8,067,589	—	—	8,067,995
Subordinated debt	71,646	—	69,348	—
[1]See “Note 3 – Securities” for further detail of individual investment categories.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2022 and December 31, 2021:
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

Note 11 – Business Combinations
Acquisition of Business Bank of Florida, Corp.
On January 3, 2022, the Company completed its acquisition of Business Bank of Florida, Corp., (“BBFC”). Simultaneously, upon completion of the merger of BBFC and the Company, BBFC’s wholly owned subsidiary bank, Florida Business Bank, was merged with and into Seacoast Bank. Prior to the acquisition, Florida Business Bank operated one branch in Melbourne, Florida.
As a result of this acquisition, the Company expects to expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results.
The Company acquired 100% of the outstanding common stock of BBFC. Under the terms of the definitive agreement, each share of BBFC common stock was converted into the right to receive 0.7997 of a share of Seacoast common stock.

(In thousands, except per share data)	January 3, 2022
Number of BBFC common shares outstanding	1,112
Per share exchange ratio	0.7997
Number of shares of common stock issued	889
Multiplied by common stock price per share on January 3, 2022	$35.39
Value of common stock issued	31,480
Fair value of options converted	497
Total purchase price	$31,977
The acquisition of BBFC was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $8.0 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.
As part of the BBFC acquisition, 52,432 options were granted to replace outstanding BBFC options. These options had a weighted average exercise price of $26.63 and were fully vested upon acquisition. In accordance with ASC Topic 805, Business Combinations, the value of the replacement awards associated with pre-combination service, $0.5 million, was considered purchase consideration.

(In thousands)	Initially Measured January 3, 2022
Assets:
Cash	$38,332
Investment securities	26,011
Loans	121,774
Bank premises and equipment	2,102
Core deposit intangibles	2,621
Goodwill	7,962
Total assets	$198,802
Liabilities:
Deposits	166,326
Other liabilities	499
Total liabilities	$166,825

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	January 3, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$8,677	$8,414
Commercial real estate - owner-occupied	45,403	44,564
Commercial real estate - non owner-occupied	53,065	52,034
Residential real estate	5,377	5,421
Commercial and financial	9,376	9,321
Consumer	59	61
PPP loans	1,959	1,959
Total acquired loans	$123,916	$121,774
The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	January 3, 2022
Book balance of loans at acquisition	$714
Allowance for credit losses at acquisition	(15)
Non-credit related discount	(48)
Total PCD loans acquired	$651
The acquisition of BBFC resulted in the addition of $1.8 million in allowance for credit losses, including the $15 thousand identified in the table above for PCD loans, and $1.8 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition.
The Company believes the deposits assumed in the acquisition have an intangible value. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.
Acquisition of Sabal Palm Bancorp, Inc.
On January 3, 2022, the Company completed its acquisition of Sabal Palm Bancorp, Inc. (“Sabal Palm”). Simultaneously, upon completion of the merger of Sabal Palm and the Company, Sabal Palm’s wholly owned subsidiary bank, Sabal Palm Bank, was merged with and into Seacoast Bank. Prior to the acquisition, Sabal Palm Bank operated three branches in the Sarasota area.
As a result of this acquisition, the Company expects to expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results.
The Company acquired 100% of the outstanding common stock of Sabal Palm. Under the terms of the definitive agreement, each share of Sabal Palm common stock was converted into the right to receive 0.2203 of a share of Seacoast common stock.

(In thousands, except per share data)	January 3, 2022
Number of Sabal Palm common shares outstanding	7,536
Per share exchange ratio	0.2203
Number of shares of common stock issued	1,660
Multiplied by common stock price per share on January 3, 2022	$35.39
Value of common stock issued	58,762
Fair value of options converted	3,336
Total purchase price	$62,098
The acquisition of Sabal Palm was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $26.5 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.
As part of the Sabal Palm acquisition, 188,253 options were granted to replace outstanding Sabal Palm options. These options had a weighted average exercise price of $17.84 and were fully vested upon acquisition. In accordance with ASC Topic 805, Business Combinations, the value of the replacement awards associated with pre-combination service, $3.3 million, was considered purchase consideration.

(In thousands)	Initially Measured January 3, 2022
Assets:
Cash	$170,609
Time deposits with other banks	6,473
Loans	246,152
Bank premises and equipment	1,745
Core deposit intangibles	5,587
Goodwill	26,489
Other assets	5,189
Total assets	$462,244
Liabilities:
Deposits	395,952
Other liabilities	4,194
Total liabilities	$400,146

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	January 3, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$9,256	$9,009
Commercial real estate - owner-occupied	57,690	56,591
Commercial real estate - non owner-occupied	89,153	87,280
Residential real estate	71,469	72,227
Commercial and financial	17,797	17,501
Consumer	233	232
PPP loans	3,312	3,312
Total acquired loans	$248,910	$246,152
The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	January 3, 2022
Book balance of loans at acquisition	$3,703
Allowance for credit losses at acquisition	(37)
Non-credit related discount	(663)
Total PCD loans acquired	$3,003
The acquisition of Sabal Palm resulted in the addition of $3.4 million in allowance for credit losses, including the $37 thousand identified in the table above for PCD loans, and $3.4 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition.
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
The Company acquired 100% of the outstanding common stock of Legacy Bank. Under the terms of the definitive agreement, each share of Legacy Bank common stock was converted into the right to receive 0.1703 of a share of Seacoast common stock.

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
Pro-Forma Information
Pro-forma data for the three months ended March 31, 2022 presents information as if the acquisition of Legacy Bank occurred at the beginning of 2020, and the acquisitions of BBFC and Sabal Palm occurred at the beginning of 2021, as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Net interest income	$76,504	$78,107
Net income	25,270	38,097
EPS - basic	$0.41	$0.62
EPS - diluted	0.41	0.63
Proposed Acquisition of Apollo Bancshares, Inc.
On March 29, 2022, the Company announced its proposed acquisition of Apollo Bancshares, Inc. (“Apollo”). The transaction, which is expected to close early in the fourth quarter of 2022, will expand the Company’s presence in Miami-Dade County, part of the Miami-Fort Lauderdale-Pompano Beach MSA, Florida’s largest MSA and the 8th largest in the nation. Apollo operates five branches across Miami-Dade County with deposits of approximately $947 million and loans of $705 million as of March 31, 2022. Completion of the Apollo merger is subject to certain conditions, including the receipt of regulatory approvals, the approval of Apollo and Apollo Bank shareholders and the satisfaction of other customary closing conditions.

Note 12 – Subsequent Event

On May 4, 2022, the Company announced its proposed acquisition of Drummond Banking Company (“Drummond”). The transaction, which is expected to close early in the fourth quarter of 2022, will expand the Company’s presence in new Florida markets including Ocala and Gainesville. Drummond operates 18 branches across North Florida with deposits of approximately $932 million and loans of $543 million as of March 31, 2022. Completion of the Drummond merger is subject to certain conditions, including the receipt of regulatory approvals, the approval of Drummond shareholders and the satisfaction of other customary closing conditions.

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
The emphasis of this discussion will be on the three months ended March 31, 2022 compared to the three months ended March 31, 2021 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2022 compared to December 31, 2021.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.
For purposes of the following discussion, the words “Seacoast” or the “Company” refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.

Special Cautionary Notice Regarding Forward-Looking Statements
Certain statements made or incorporated by reference herein which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are “forward-looking statements” within the meaning, and protections, of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, and intentions about future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) or its wholly-owned banking subsidiary, Seacoast National Bank (“Seacoast Bank”), to be materially different from those set forth in the forward-looking statements.
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
•the ongoing adverse effects of COVID-19 and any variants thereof (economic and otherwise) on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects;
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
•changes in retail distribution strategies, customer preferences and behavior (including as a result of economic factors);
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
•the risks of mergers, acquisitions and divestitures, including Seacoast's ability to continue to identify acquisition targets and successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
•changes in technology or products that may be more difficult, costly, or less effective than anticipated;
•the Company's ability to identify and address increased cybersecurity risks, including as a result of employees working remotely;
•inability of Seacoast's risk management framework to manage risks associated with the business;
•dependence on key suppliers or vendors to obtain equipment or services for the business on acceptable terms, including the impact of supply chain disruptions;
•reduction in or the termination of Seacoast's ability to use the online- or mobile-based platforms that are critical to the Company's business growth strategy;
•the effects of war or other conflicts including the impacts related to or resulting from Russia’s military action in Ukraine, acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
•unexpected outcomes of, and the costs associated with, existing or new litigation involving the Company;
•Seacoast's ability to maintain adequate internal controls over financial reporting;
•potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions, including as a result of the Company’s participation in the PPP;
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

Business Developments
Proposed Acquisition of Apollo Bankshares, Inc.
On March 29, 2022, the Company announced its proposed acquisition of Apollo Bancshares, Inc. (“Apollo”). The transaction, which is expected to close early in the fourth quarter of 2022, will expand the Company’s presence in Miami-Dade County, part of the Miami-Fort Lauderdale-Pompano Beach MSA, Florida’s largest MSA and the 8th largest in the nation. Apollo operates five branches across Miami-Dade County with deposits of approximately $947 million and loans of $705 million as of March 31, 2022. Completion of the Apollo merger is subject to certain conditions, including the receipt of regulatory approvals, the approval of Apollo and Apollo Bank shareholders and the satisfaction of other customary closing conditions.

Proposed Acquisition of Drummond Banking Company

On May 4, 2022, the Company announced its proposed acquisition of Drummond Banking Company (“Drummond”). The transaction, which is expected to close early in the fourth quarter of 2022, will expand the Company’s presence in new Florida markets including Ocala and Gainesville. Drummond operates 18 branches across North Florida with deposits of approximately $932 million and loans of $543 million as of March 31, 2022. Completion of the Drummond merger is subject to certain conditions, including the receipt of regulatory approvals, the approval of Drummond shareholders and the satisfaction of other customary closing conditions.

2022 Acquisitions to Date
On January 3, 2022, the Company completed the acquisitions of Sabal Palm Bancorp, Inc. (“Sabal Palm”) in Sarasota, and Business Bank of Florida, Corp. (“BBFC”) in Brevard County, which added a combined $367.9 million in loans, $562.3 million in deposits, and for which the Company recorded a $5.1 million provision for credit losses at acquisition. Consolidation activities for BBFC, including system conversion, are substantially complete. System conversion for Sabal Palm is planned early in the second quarter of 2022.
Organic Growth and Expansion
Seacoast’s balanced growth strategy includes organic growth initiatives across the state. During the first quarter of 2022, Seacoast expanded its footprint into Naples/Southwest Florida and Jacksonville/Northeast Florida with key additions to its commercial banking leadership and teams. Also in the first quarter of 2022, Seacoast added 14 experienced bankers in the state’s most dynamic and fastest growing markets and expects to continue to invest in well-established seasoned bankers over the remainder of 2022.

Results of Operations
For the first quarter of 2022, the Company reported net income of $20.6 million, or $0.33 per average diluted share, compared to $36.3 million, or $0.62 per average diluted share, for the fourth quarter of 2021 and $33.7 million, or $0.60 per average diluted share, for the first quarter of 2021. The first quarter of 2022 included merger-related costs and a $5.1 million increase in the provision for credit losses associated with acquisition activity during the quarter. Adjusted net income1 for the first quarter of 2022 totaled $27.1 million, or $0.44 per average diluted share, compared to $36.9 million, or $0.62 per average diluted share, for the fourth quarter of 2021 and $35.5 million, or $0.63 per average diluted share, for the first quarter of 2021. Adjusted net income1 for the first quarter of 2022 includes the $5.1 million provision for credit losses associated with acquisition activity during the quarter.
1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

	First	Fourth	First
	Quarter	Quarter	Quarter
	2022	2021	2021
Return on average tangible assets	0.85%	1.51%	1.70%
Return on average tangible shareholders' equity	8.02	14.29	15.62
Efficiency ratio	62.33	53.70	53.21

Adjusted return on average tangible assets[1]	1.06%	1.49%	1.75%
Adjusted return on average tangible shareholders' equity[1]	10.01	14.11	16.01
Adjusted efficiency ratio[1]	54.86	53.43	51.99
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Net Interest Income and Margin
Net interest income for the first quarter of 2022 totaled $76.5 million, increasing $4.2 million, or 6%, compared to the fourth quarter of 2021, and increasing $9.9 million, or 15%, compared to the first quarter of 2021. The increases reflect higher balances and higher yields on securities and loans, partially offset by declines in interest and fees on Paycheck Protection Program (“PPP”) loans. Net interest margin (on a fully tax equivalent basis)1 was 3.25% in the first quarter of 2022, compared to 3.16% in the fourth quarter of 2021, and 3.51% in the first quarter of 2021. The increase during the first quarter of 2022 reflects increases in yields on both securities and non-PPP loans. Compared to the fourth quarter of 2021, securities yields increased by 11 basis points to 1.68% and non-PPP loan yields increased by six basis points to 4.24% during the first quarter of 2022. The effect on net interest margin of accretion of purchase discounts on acquired loans was an increase of 15 basis points in each of the first quarter of 2022, the fourth quarter of 2021, and the first quarter of 2021. The effect of interest and fees on PPP loans was an increase of five basis points in the first quarter of 2022, an increase of ten basis points in the fourth quarter of 2021, and an increase of 11 basis points in the first quarter of 2021. The Company’s asset sensitive position, with significant core deposit funding and ample liquidity, will benefit in a higher rate environment. Higher interest rates through the remainder of 2022 are expected to contribute to increased net interest margin and to benefit net interest income as the Company’s assets are expected to reprice faster and to a greater degree than its liabilities.
The cost of deposits was six basis points in the first quarter of 2022, compared to six basis points in the fourth quarter of 2021, and 13 basis points in the first quarter of 2021. Lower cost of deposits from the prior year quarter reflects lower market rates, and a favorable shift in product mix to include a higher proportion of noninterest bearing demand deposits to total deposits.
The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
First quarter 2022	$76,639	3.25%	3.33%	0.12%
Fourth quarter 2021	72,412	3.16%	3.24%	0.12%
First quarter 2021	66,741	3.51%	3.65%	0.23%
1On tax equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Total average loans increased $397.8 million, or 7%, for the first quarter of 2022 compared to the fourth quarter of 2021, and increased $579.5 million, or 10%, from the first quarter of 2021. The increase compared to the prior quarter reflects loan growth including loans acquired from BBFC and Sabal Palm.
Average loans as a percentage of average earning assets totaled 66% for the first quarter of 2022, 65% for the fourth quarter of 2021 and 75% for the first quarter of 2021.

Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2022	2021	2021
Commercial pipeline at period end	$619,547	$397,822	$240,871
Commercial loan originations	372,986	408,948	204,253

Residential pipeline - saleable at period end	25,745	30,102	92,141
Residential loans - sold	51,222	69,224	138,337

Residential pipeline - portfolio at period end	87,950	25,589	72,448
Residential loans - retained	175,457	49,065	46,620

Consumer pipeline at period end	61,613	29,739	28,127
Consumer originations	79,010	72,626	46,745

PPP originations	—	—	232,478
Commercial originations during the first quarter of 2022 were $373.0 million, a decrease of $36.0 million, or 9%, compared to the fourth quarter of 2021, and an increase of $168.7 million, or 83%, compared to the first quarter of 2021. Despite a seasonally slower quarter, commercial originations remained strong and pipelines continued to build during the first quarter of 2022.
The commercial pipeline increased $221.7 million, or 56%, to $619.5 million at March 31, 2022, compared to December 31, 2021, and increased $378.7 million, or 157%, compared to March 31, 2021. The increase in pipeline reflects the addition of well-established commercial bankers and expansion into new markets across the state. The addition of experienced commercial bankers in recent periods is generating disciplined growth in full relationships, including credit facilities, deposit relationships, and wealth opportunities.
Residential loans originated for sale in the secondary market totaled $51.2 million in the first quarter of 2022, compared to $69.2 million in the fourth quarter of 2021 and $138.3 million in the first quarter of 2021, a decrease of 26% and a decrease of 63%, respectively. Limited housing inventory and slowing refinance activity contributed to lower production. Residential saleable pipelines were $25.7 million as of March 31, 2022, compared to $30.1 million as of December 31, 2021 and $92.1 million as of March 31, 2021.
Residential loan production retained in the portfolio for the first quarter of 2022 was $175.5 million compared to $49.1 million in the fourth quarter of 2021 and $46.6 million in the first quarter of 2021. The first quarter of 2022 includes the purchase of a $111.3 million wholesale residential home mortgage loan pool. The Company fully underwrites acquired loans prior to executing transactions. The pipeline of residential loans intended to be retained in the portfolio was $88.0 million as of March 31, 2022, compared to $25.6 million as of December 31, 2021, and $72.4 million as of March 31, 2021.
Consumer originations totaled $79.0 million during the first quarter of 2022, an increase of $6.4 million, or 9%, from the fourth quarter of 2021 and an increase of $32.3 million, or 69%, from the first quarter of 2021. The consumer pipeline was $61.6 million as of March 31, 2022, compared to $29.7 million as of December 31, 2021 and $28.1 million at March 31, 2021. The increases are primarily the result of consumer lending teams that joined the Company in late 2021.
Average debt securities increased $207.3 million, or 9%, during the first quarter of 2022 compared to the fourth quarter of 2021, and were $854.1 million, or 54%, higher compared to the first quarter of 2021. Increases reflect the investment of excess liquidity, partially offset by paydowns and maturities.
The cost of average interest-bearing liabilities remained flat in the first quarter of 2022 at 12 basis points from the fourth quarter of 2021, and decreased from 23 basis points in the first quarter of 2021. The cost of average total deposits (including noninterest bearing demand deposits) was six basis points in both the first quarter of 2022 and the fourth quarter of 2021 and 13 basis points in the first quarter of 2021, reflecting continued repricing downward of interest-bearing deposits and time deposits.

During the first quarter of 2022, average transaction deposits (noninterest and interest bearing demand) increased $293.6 million, or 6%, compared to the fourth quarter of 2021 and increased $1.4 billion, or 35%, compared to the first quarter of 2021, reflecting the inflow of new customers, including from bank acquisitions, and higher deposit balances for existing customers.
The Company’s deposit mix remains favorable, with 94% of average deposit balances comprised of savings, money market, and demand deposits for the three months ended March 31, 2022. The Company participates in programs with third party deposit networks as part of its liquidity management strategy. Through these programs, the Company can offer its customers access to FDIC insurance on large balances, and the Company can retain or sell, on an overnight basis, the underlying deposits. At March 31, 2022, the Company had sold, on an overnight basis, $231.3 million in deposits, compared to $228.0 million at December 31, 2021. These deposits are not included in the Consolidated Balance Sheet.
Sweep repurchase agreements with customers increased $11.5 million, or 11%, quarter-over quarter and $5.3 million, or 5%, year-over-year. For the three months ended March 31, 2022, the average balance was $118.1 million compared to an average balance of $106.7 million for the three months ended December 31, 2021, and $112.8 million for the three months ended March 31, 2021. The average rate on customer sweep repurchase accounts was 0.13% for the three months ended March 31, 2022, compared to 0.11% for the three months ended December 31, 2021, and 0.15% for the three months ended March 31, 2021.
For the three months ended March 31, 2022, subordinated debt averaged $71.7 million, compared to $71.6 million for the three months ended December 31, 2021, and $71.4 million for the three months ended March 31, 2021. The average rate on subordinated debt for the three months ended March 31, 2022 was 2.47%, compared to 2.32% for the three months ended December 31, 2021, and 2.43% for the three months ended March 31, 2021. The subordinated debt relates to trust preferred securities issued by subsidiary trusts of the Company.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2022			2021
	First Quarter			Fourth Quarter			First Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$2,406,399	$10,041	1.67%	$2,198,517	$8,574	1.56%	$1,550,457	$6,298	1.62%
Nontaxable	24,042	177	2.94	24,664	176	2.85	25,932	187	2.89
Total Securities	2,430,441	10,218	1.68	2,223,181	8,750	1.57	1,576,389	6,485	1.65

Federal funds sold	738,588	350	0.19	878,875	337	0.15	293,506	74	0.10
Other investments	44,999	583	5.25	34,992	491	5.57	83,838	512	2.48

Loans excluding PPP loans	6,276,964	65,675	4.24	5,804,149	61,135	4.18	5,149,642	55,504	4.37
PPP Loans	61,923	1,523	9.98	136,942	3,352	9.71	609,733	6,886	4.58
Total Loans	6,338,887	67,198	4.30	5,941,091	64,487	4.31	5,759,375	62,390	4.39

Total Earning Assets	9,552,915	78,349	3.33	9,078,139	74,065	3.24	7,713,108	69,461	3.65

Allowance for loan losses	(87,467)			(88,484)			(91,735)
Cash and due from banks	365,835			359,287			255,685
Premises and equipment	75,876			72,148			74,272
Intangible assets	304,321			267,692			237,323
Bank owned life insurance	205,500			195,169			132,079
Other assets	211,536			177,431			164,622
Total Assets	$10,628,516			$10,061,382			$8,485,354

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,097,383	$190	0.04%	$1,960,083	$183	0.04%	$1,600,490	$258	0.07%
Savings	925,348	65	0.03	866,257	63	0.03	722,274	137	0.08
Money market	1,976,660	512	0.11	1,851,275	465	0.10	1,609,938	670	0.17
Time deposits	560,681	468	0.34	595,230	494	0.33	711,320	1,187	0.68
Securities sold under agreements to repurchase	118,146	39	0.13	106,691	30	0.11	112,834	41	0.15
Other borrowings	71,670	436	2.47	71,600	418	2.32	71,390	427	2.43
Total Interest-Bearing Liabilities	5,749,888	1,710	0.12	5,451,136	1,653	0.12	4,828,246	2,720	0.23
Noninterest demand	3,336,121			3,179,798			2,432,038
Other liabilities	141,972			126,762			88,654
Total Liabilities	9,227,981			8,757,696			7,348,938

Shareholders' equity	1,400,535			1,303,686			1,136,416

Total Liabilities & Equity	$10,628,516			$10,061,382			$8,485,354

Cost of deposits			0.06%			0.06%			0.13%
Interest expense as a % of earning assets			0.07%			0.07%			0.14%
Net interest income as a % of earning assets		$76,639	3.25%		$72,412	3.16%		$66,741	3.51%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $15.4 million for the first quarter of 2022, a decrease of $3.3 million, or 18%, compared to the fourth quarter of 2021 and a decrease of $2.3 million, or 13%, from the first quarter of 2021.
Noninterest income is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2022	2021	2021
Service charges on deposit accounts	$2,801	$2,606	$2,338
Interchange income	4,128	4,135	3,820
Wealth management income	2,659	2,356	2,323
Mortgage banking fees	1,686	2,030	4,225
Marine finance fees	191	147	189
SBA gains	156	200	287
BOLI income	1,334	1,295	859
Other income	2,870	6,316	3,744
	15,825	19,085	17,785
Securities losses, net	(452)	(379)	(114)
Total	$15,373	$18,706	$17,671
Service charges on deposits were $2.8 million in the first quarter of 2022, $2.6 million in the fourth quarter of 2021 and $2.3 million in the first quarter of 2021. Overdraft-related fees for both consumer and business accounts represent 43% of total service charges on deposits for the first quarter of 2022.
Interchange income remained flat at $4.1 million for the first quarter of 2022, compared to the fourth quarter of 2021, and increased $0.3 million, or 8%, compared to the first quarter of 2021.
Wealth management income, including trust fees and brokerage commissions and fees, was a record $2.7 million in the first quarter of 2022, increasing $0.3 million, or 13%, from the fourth quarter of 2021 and increasing $0.3 million, or 14%, compared to the first quarter of 2021. The wealth management team continues to successfully win business with commercial relationships and high net worth families across the Company’s footprint.
Mortgage banking fees decreased by $0.3 million, or 17%, to $1.7 million in the first quarter of 2022 compared to the fourth quarter of 2021, and decreased $2.5 million, or 60%, compared to the first quarter of 2021, reflecting lower salable production due to low housing inventory and slowing refinance demand.
SBA gains were $0.2 million in the first quarter of 2022, compared to $0.2 million in the fourth quarter of 2021, and $0.3 million in the first quarter of 2021.
Bank owned life insurance (“BOLI”) income was $1.3 million for the first quarter of 2022, an increase of 3% compared to the fourth quarter of 2021 and 55% compared to the first quarter of 2021. The increase is attributed to additions of $69.1 million in BOLI from acquisitions and purchases during 2021.
Other income was $2.9 million in the first quarter of 2022, a decrease of $3.4 million quarter-over-quarter and a decrease of $0.9 million year-over-year, reflecting lower income on SBIC investments and a gain in the fourth quarter of 2021 on the sale of a website domain name, partially offset by higher loan-swap related income.
The Company recognized $0.5 million in securities losses in the first quarter of 2022 compared to $0.4 million in the fourth quarter of 2021 and $0.1 million in the first quarter of 2021.
In the second quarter of 2022, the Company expects to continue its focus on growing a broad base of revenue sources, and expects second quarter 2022 noninterest income to increase.

Noninterest Expenses
For the first quarter of 2022, the efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses), was 62.33% compared to 53.70% for the fourth quarter of 2021 and 53.21% for the first quarter of 2021. The higher efficiency ratio in the first quarter of 2022 primarily reflects the impact of merger-related expenses.
The adjusted efficiency ratio12was 54.86% in the first quarter of 2022, compared to 53.43% in the fourth quarter of 2021 and 51.99% in the first quarter of 2021. At March 31, 2022, adjusted noninterest expense1 as a percent of average tangible assets was 1.99% for the first quarter of 2022 compared to 1.96% for the fourth quarter of 2021 and 2.16% for the first quarter of 2021.

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except ratios)	2022	2021	2021
Noninterest expense, as reported	$58,917	$50,263	$46,120

Merger-related charges	(6,692)	(482)	(581)
Amortization of intangibles	(1,446)	(1,304)	(1,211)
Branch reductions and other expense initiatives	(74)	(168)	(449)
Adjusted noninterest expense[1]	$50,705	$48,309	$43,879

Foreclosed property expense and net gain on sale	164	175	65
Provision for credit losses on unfunded commitments	(142)	—	—

Net adjusted noninterest expense[1]	$50,727	$48,484	$43,944

Efficiency ratio	62.33%	53.70%	53.21%
Adjusted efficiency ratio[1,2]	54.86	53.43	51.99
Adjusted noninterest expense as a percent of average tangible assets[1,2]	1.99	1.96	2.16
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

Noninterest expense for the first quarter of 2022 totaled $58.9 million, an increase of $8.7 million, or 17%, compared to the fourth quarter of 2021, and an increase of $12.8 million, or 28%, from the first quarter of 2021. Noninterest expenses are detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2022	2021	2021
Salaries and wages	$28,219	$25,005	$21,393
Employee benefits	5,501	4,763	4,980
Outsourced data processing costs	6,156	5,165	4,468
Telephone/data lines	733	790	785
Occupancy	3,986	3,500	3,789
Furniture and equipment	1,426	1,403	1,254
Marketing	1,171	1,060	1,168
Legal and professional fees	4,789	2,461	2,582
FDIC assessments	789	713	526
Amortization of intangibles	1,446	1,304	1,211
Foreclosed property expense and net gain on sale	(164)	(175)	(65)
Provision for credit losses on unfunded commitments	142	—	—
Other	4,723	4,274	4,029
Total	$58,917	$50,263	$46,120
Salaries and wages totaled $28.2 million for the first quarter of 2022, $25.0 million for the fourth quarter of 2021, and $21.4 million for the first quarter of 2021. The first quarter of 2022 includes $3.0 million in merger-related expenses associated with the BBFC and Sabal Palm acquisitions. The increase compared to the prior year quarter reflects higher salaries from headcount added through acquisitions and investments made to support organic growth.
During the first quarter of 2022, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $5.5 million, an increase of $0.7 million, or 15%, compared to the fourth quarter of 2021, and an increase of $0.5 million, or 10%, compared to the first quarter of 2021. The first quarter of 2022 included higher seasonal payroll taxes and 401(k) contributions compared to the fourth quarter of 2021, and when compared to the first quarter of 2021, higher healthcare-related costs are attributed to increased headcount.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $6.2 million, $5.2 million, and $4.5 million for the first quarter of 2022, fourth quarter of 2021, and first quarter of 2021, respectively. The first quarter of 2022 included $0.6 million in merger-related costs related to data conversion. The increase in outsourced data processing costs in the first quarter of 2022 also includes incremental expenses from the upgrade of the Company’s online and mobile banking platform, which was completed during the first quarter of 2022.
Telephone and data line expenditures, including electronic communications with customers and between branch and customer support locations and personnel, as well as with third-party data processors, were $0.7 million, $0.8 million, and $0.8 million for the first quarter of 2022, fourth quarter of 2021, and first quarter of 2021, respectively.
Total occupancy, furniture and equipment expenses were $5.4 million in the first quarter of 2022, $4.9 million in the fourth quarter of 2021, and $5.0 million in the first quarter of 2021. Increases in the first quarter of 2022 reflect merger-related equipment disposals, as well as increases relating to the Company’s expansion during the quarter into Naples, Sarasota and Jacksonville.
Marketing expenses totaled $1.2 million in the first quarter of 2022, $1.1 million in the fourth quarter of 2021, and $1.2 million in the first quarter of 2021.
Legal and professional fees for the first quarter of 2022 were $4.8 million, an increase of $2.3 million, or 95%, compared to the fourth quarter of 2021, and an increase of $2.2 million, or 85%, compared to the first quarter of 2021. Acquisition-related expenses were $2.9 million in the first quarter of 2022, $0.4 million in the fourth quarter of 2021, and $0.6 million in the first quarter of 2021.

FDIC assessments were $0.8 million for the first quarter of 2022, $0.7 million in the fourth quarter of 2021, and $0.5 million in the first quarter of 2021.
A provision of $0.1 million was recorded for potential credit losses on unfunded lending commitments in the first quarter of 2022 attributed to the acquisitions of BBFC and Sabal Palm.
Other expense totaled $4.7 million, $4.3 million and $4.0 million for the first quarter of 2022, the fourth quarter of 2021 and the first quarter of 2021, respectively.
The Company expects to maintain expense discipline while investing for growth. Expenses in the second quarter of 2022 are expected to increase, primarily as a result of continued investments in talent, and the full impact of additional overhead from new locations, including overhead associated with recent bank acquisitions. The Company expects that the adjusted efficiency ratio31 will remain below 55% in the second quarter of 2022, and will decline throughout the year resulting in a full year 2022 ratio that will be in the low 50s.
Provision for Credit Losses
The provision for credit losses was $6.6 million for the first quarter of 2022 compared to a reversal of provision of $3.9 million for the fourth quarter of 2021 and a reversal of provision of $5.7 million for the first quarter of 2021. The first quarter of 2022 included $5.1 million in provisioning for loans acquired in the Sabal Palm and BBFC transactions as well as the impact of organic loan growth during the quarter.

Income Taxes
For the first quarter of 2022, the Company recorded tax expense of $5.8 million compared to $8.3 million in the fourth quarter of 2021 and $10.2 million in the first quarter of 2021. Changes to the Florida corporate income tax rate resulted in benefits of $1.5 million in the fourth quarter of 2021. Tax benefits related to stock-based compensation totaled $0.5 million in the first quarter of 2022, $0.6 million in the fourth quarter of 2021, and were nominal in the first quarter of 2021.

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

31 Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Reconciliation of Non-GAAP Measures

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except per share data)	2022	2021	2021
Net income, as reported:
Net income	$20,588	$36,330	$33,719

Noninterest Income	$15,373	$18,706	$17,671
Securities losses, net	452	379	114
Gain on sale of domain name (included in other income)	—	(755)	—
Total adjustments to noninterest income	452	(376)	114
Total Adjusted Noninterest Income	$15,825	$18,330	$17,785

Noninterest Expense	58,917	$50,263	$46,120
Merger-related charges	(6,692)	(482)	(581)
Amortization of intangibles	(1,446)	(1,304)	(1,211)
Branch reductions and other expense initiatives[1]	(74)	(168)	(449)
Total adjustments to noninterest expense	(8,212)	(1,954)	(2,241)
Total Adjusted Noninterest Expense	$50,705	$48,309	$43,879

Income Taxes	$5,834	$8,344	$10,157
Tax effect of adjustments	2,196	280	577
Effect of change in corporate tax rate on deferred tax assets	—	774	—
Total adjustments to income taxes	2,196	1,054	577
Adjusted income taxes	8,030	9,398	10,734
Adjusted net income	$27,056	$36,854	$35,497

Earnings per diluted share, as reported	$0.33	$0.62	$0.60
Adjusted diluted earnings per share	0.44	0.62	0.63
Average diluted shares outstanding	61,704	59,016	55,992

Adjusted Noninterest Expense	$50,705	$48,309	$43,879
Foreclosed property expense and net (loss) gain on sale	164	175	65
Provision for credit losses on unfunded commitments	(142)	—	—
Net Adjusted Noninterest Expense	$50,727	$48,484	$43,944

Revenue	$91,895	$90,995	$84,281
Total adjustments to revenue	452	(376)	114
Impact of FTE adjustment	117	123	131
Adjusted revenue on a fully tax equivalent basis	$92,464	$90,742	$84,526
Adjusted Efficiency Ratio	54.86%	53.43%	51.99%
Net Adjusted Noninterest Expense as a Percent of Average Tangible Assets[2]	1.99%	1.96%	2.16%

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except per share data)	2022	2021	2021

Net Interest Income	$76,522	$72,289	$66,610
Impact of FTE adjustment	117	123	131
Net interest income including FTE adjustment	76,639	72,412	66,741
Noninterest income	15,373	18,706	17,671
Noninterest expense	58,917	50,263	46,120
Pre-Tax Pre-Provision Earnings	33,095	40,855	38,292
Adjustments to noninterest income	452	(376)	114
Adjustments to noninterest expense	(8,190)	(1,779)	(2,176)
Adjusted Pre-Tax Pre-Provision Earnings	$41,737	$42,258	$40,582

Average Assets	$10,628,516	$10,061,382	$8,485,354
Less average goodwill and intangible assets	(304,321)	(267,692)	(237,323)
Average Tangible Assets	$10,324,195	$9,793,690	$8,248,031

Return on Average Assets (ROA)	0.79%	1.43%	1.61%
Impact of removing average intangible assets and related amortization	0.06	0.08	0.09
Return on Average Tangible Assets (ROTA)	0.85	1.51	1.70
Impact of other adjustments for Adjusted Net Income	0.21	(0.02)	0.05
Adjusted Return on Average Tangible Assets	1.06%	1.49%	1.75%

Average Shareholders' Equity	$1,400,535	$1,303,686	$1,136,416
Less average goodwill and intangible assets	(304,321)	(267,692)	(237,323)
Average Tangible Equity	$1,096,214	$1,035,994	$899,093

Return on Average Shareholders' Equity	5.96%	11.06%	12.03%
Impact of removing average intangible assets and related amortization	2.06	3.23	3.59
Return on Average Tangible Common Equity (ROTCE)	8.02	14.29	15.62
Impact of other adjustments for Adjusted Net Income	1.99	(0.18)	0.39
Adjusted Return on Average Tangible Common Equity	10.01%	14.11%	16.01%

Loan Interest Income[2]	$67,198	$64,487	$62,390
Accretion on acquired loans	(3,717)	(3,520)	(2,868)
Interest and fees on PPP loans	(1,523)	(3,352)	(6,886)
Loan interest income excluding PPP and accretion on acquired loans[2]	$61,958	$57,615	$52,636

Yield on Loans[2]	4.30%	4.31%	4.39%
Impact of accretion on acquired loans	(0.24)	(0.24)	(0.20)
Impact of PPP loans	(0.06)	(0.13)	(0.04)
Yield on loans excluding PPP and accretion on acquired loans[2]	4.00%	3.94%	4.15%

Net Interest Income[2]	$76,639	$72,412	$66,741
Accretion on acquired loans	(3,717)	(3,520)	(2,868)
Interest and fees on PPP loans	(1,523)	(3,352)	(6,886)
Net interest income excluding PPP and accretion on acquired loans[2]	$71,399	$65,540	$56,987

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except per share data)	2022	2021	2021

Net Interest Margin[2]	3.25%	3.16%	3.51%
Impact of accretion on acquired loans	(0.15)	(0.15)	(0.15)
Impact of PPP loans	(0.05)	(0.10)	(0.11)
Net interest margin excluding PPP and accretion on acquired loans[2]	3.05%	2.91%	3.25%

Loan Interest Income[2]	$67,198	$64,487	$62,390
Tax equivalent adjustment to loans	(80)	(86)	(92)
Loan interest income excluding tax equivalent adjustment	$67,118	$64,401	$62,298

Securities Interest Income[2]	$10,218	$8,750	$6,485
Tax equivalent adjustment to securities	(37)	(37)	(39)
Securities interest income excluding tax equivalent adjustment	$10,181	$8,713	$6,446

Net Interest Income[2]	$76,639	$72,412	$66,741
Tax equivalent adjustments to loans	(80)	(86)	(92)
Tax equivalent adjustments to securities	(37)	(37)	(39)
Net interest income excluding tax equivalent adjustments	$76,522	$72,289	$66,610
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company's branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $1.2 billion at March 31, 2022, or 13%, from December 31, 2021, reflecting the acquisitions of BBFC and Sabal Palm, which added $661.0 million in assets, as well as higher cash balances due to higher customer deposit balances.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note 3 – Securities” of the Company’s condensed consolidated financial statements.
At March 31, 2022, the Company had $1.7 billion in securities available-for-sale and $747.0 million in securities held-to-maturity. The Company's total debt securities portfolio increased $170.7 million, or 7%, from December 31, 2021.
During the three months ended March 31, 2022, there were $379.5 million of debt security purchases and $121.8 million in paydowns and maturities over the same period. Securities obtained in the acquisition of BBFC had a fair value of $26.0 million and were immediately sold with no gain or loss recognized. For the three months ended March 31, 2021, there were $196.5 million of debt security purchases and $199.2 million in paydowns and maturities over the same period. For the three months ended March 31, 2021, there were no sales of securities. In the second quarter of 2022, the Company expects to continue to steadily pace securities purchases, again expecting net growth in the portfolio of approximately $150 million to $250 million.
Debt securities generally return principal and interest monthly. The modified duration of the available-for-sale portfolio at March 31, 2022 was 3.2, compared to 3.1 at December 31, 2021.
At March 31, 2022, available-for-sale securities had gross unrealized losses of $97.6 million and gross unrealized gains of $1.7 million, compared to gross unrealized losses of $20.9 million and gross unrealized gains of $11.5 million at December 31, 2021. The decline in value was the result of rising interest rates during the period. The Company assesses securities in an unrealized loss position on a quarterly basis. As of March 31, 2022, the Company expected to recover the entire amortized cost basis of these securities, and therefore, no allowance for credit losses was recorded.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury and U.S. government agencies and obligations of U.S. government sponsored entities totaled $2.0 billion, or 81%, of the total portfolio.

The portfolio includes $114.3 million, with a fair value of $111.3 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $94.2 million, with a fair value of $91.3 million, in private label mortgage-backed residential securities with weighted average credit support of 24%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate mortgage loans. Non-guaranteed agency commercial securities totaled $20.1 million, with a fair value of $20.0 million. These securities have weighted average credit support of 19%. The collateral underlying these mortgages is primarily pooled multifamily loans.
The Company also has invested $315.2 million in uncapped 3-month LIBOR floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of March 31, 2022, all of the Company’s collateralized loan obligations were in AAA/AA tranches with average credit support of 32%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
Held-to-maturity securities consist solely of mortgage-backed securities and collateralized mortgage obligations guaranteed by government agencies.
At March 31, 2022, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at March 31, 2022, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $6.5 billion at March 31, 2022, a $526.2 million increase from December 31, 2021. Changes during the first quarter of 2022 included $367.9 million added through bank acquisitions, and the purchase of a $111.3 million residential loan pool. Removing the impacts of loans added through acquisitions and the purchased pool during the quarter, loans grew 7% on an annualized basis. The Company expects loan growth to continue, with an annualized growth rate excluding bank acquisitions in the high single digits for the remainder of 2022.
For the three months ended March 31, 2022, the Company originated $373.0 million in commercial and commercial real estate loans, compared to $204.3 million for the three months ended March 31, 2021, an increase of $168.7 million, or 83%. The late-stage loan pipeline for commercial and commercial real estate loans totaled $619.5 million at March 31, 2022. The addition of well-established commercial bankers and expansion into new markets across the state has generated disciplined loan growth.
The Company originated $175.5 million in residential loans retained in the portfolio during the three months ended March 31, 2022, compared to $46.6 million during the three months ended March 31, 2021, an increase of $128.8 million, or 276%. Residential loans retained in the portfolio includes the $111.3 million purchased residential loan pool consisting of 30-year fixed rate jumbo residential loans purchased in the first quarter of 2022. Saleable production decreased for the three months ended March 31, 2022, representing $51.2 million versus $138.3 million during the three months ended March 31, 2021, a decrease of $87.1 million, or 63%, reflecting limited housing inventory and slowing refinance activity.
Consumer originations totaled $79.0 million for the three months ended March 31, 2022, an increase of $32.3 million, or 69%, compared to the three months ended March 31, 2021.
The Company remains committed to sound risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).

The following tables detail loan portfolio composition at March 31, 2022 and December 31, 2021 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in Note 4-Loans.

	March 31, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$226,149	$33,231	$41	$259,421
Commercial real estate - owner-occupied	990,929	273,498	20,088	1,284,515
Commercial real estate - non owner-occupied	1,400,270	488,400	77,480	1,966,150
Residential real estate	1,379,911	214,401	5,333	1,599,645
Commercial and financial	1,007,064	110,161	15,281	1,132,506
Consumer	165,650	4,074	—	169,724
Paycheck Protection Program	29,137	10,119	—	39,256
Totals	$5,199,110	$1,133,884	$118,223	$6,451,217

	December 31, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$199,341	$31,438	$45	$230,824
Commercial real estate - owner-occupied	983,517	186,812	27,445	1,197,774
Commercial real estate - non owner-occupied	1,278,180	382,554	75,705	1,736,439
Residential real estate	1,261,306	156,957	7,091	1,425,354
Commercial and financial	968,318	84,395	16,643	1,069,356
Consumer	169,507	4,658	10	174,175
Paycheck Protection Program	69,503	21,604	—	91,107
Totals	$4,929,672	$868,418	$126,939	$5,925,029
The amortized cost basis of loans at March 31, 2022 included net deferred costs of $27.6 million on non-PPP portfolio loans and net deferred fees of $1.0 million on PPP loans. At December 31, 2021, the amortized cost basis included net deferred costs of $31.0 million on non-PPP portfolio loans and net deferred fees of $2.4 million on PPP loans. At March 31, 2022, the remaining fair value adjustments on acquired loans was $24.1 million, or 1.9%, of the outstanding acquired loan balances. At December 31, 2021, the remaining fair value adjustments for acquired loans was $23.1 million, or 2.3%, of the acquired loan balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis.
Commercial real estate (“CRE”) loans, inclusive of owner-occupied CRE, increased by $316.5 million, or 11%, in the three months ended March 31, 2022, totaling $3.3 billion at March 31, 2022 compared to $2.9 billion at December 31, 2021. Owner-occupied CRE loans represent $1.3 billion, or 40%, of the commercial real estate portfolio.
Residential real estate loans increased $174.3 million, or 12%, to $1.6 billion as of March 31, 2022, compared to December 31, 2021. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At March 31, 2022, approximately $304.9 million, or 19%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans, which includes hybrid adjustable-rate mortgages, compared to $278.9 million, or 20%, at December 31, 2021. Fixed-rate mortgages totaled approximately $943.7 million, or 57%, at March 31, 2022, compared to $773.7 million, or 54%, at December 31, 2021. Home equity lines of credit (“HELOCs”), primarily floating rates, totaled $351.0 million at March 31, 2022 and $336.6 million at December 31, 2021. Borrowers in the residential real estate portfolio have an average credit score of 750. Specifically for HELOCs, borrowers have an average credit score of 763. The average LTV of our HELOC portfolio is 67% with 39% of the portfolio being in first lien position at March 31, 2022, compared to an average LTV of 69% with 42% of the portfolio being in the first lien position at December 31, 2021.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $4.5 million, or 3%, to total $169.7 million, compared to $174.2 million at December 31, 2021. Borrowers in the consumer portfolio have an average credit score of 735.

At March 31, 2022, the Company had unfunded loan commitments of $2.1 billion, compared to $2.0 billion at December 31, 2021.
Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $1.2 billion and represented 18% of the total portfolio at March 31, 2022, compared to $1.2 billion, or 20%, at year-end 2021.
The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at March 31, 2022 aggregated to $311.9 million, of which $166.2 million was funded, compared to $312.0 million at December 31, 2021, of which $157.8 million was funded. The Company had 177 commercial and commercial real estate relationships in excess of $5 million totaling $1.9 billion, of which $1.5 billion was funded at March 31, 2022, compared to 174 relationships totaling $1.9 billion at December 31, 2021, of which $1.4 billion was funded.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital were 22% and 189%, respectively, at March 31, 2022, compared to 23% and 168%, respectively, at December 31, 2021. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 20% and 172%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
At March 31, 2022, the Company had $1.6 billion in loans secured by residential real estate and $3.3 billion in loans secured by commercial real estate, representing 25% and 50% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality
Nonperforming assets (“NPAs”) at March 31, 2022 totaled $37.8 million, and were comprised of $26.2 million of nonaccrual loans, and $11.6 million of other real estate owned (“OREO”). Compared to December 31, 2021, nonaccrual loans decreased $4.4 million, primarily the result of paydowns. The decrease in OREO of $2.1 million reflects $3.4 million in sales and $0.1 million of write-downs, offset by $1.0 million added upon closure of a branch property, $0.1 million in acquired OREO, and $0.3 million in capital expenditures. Overall, NPAs decreased $6.4 million, or 15%, from $44.2 million as of December 31, 2021. At March 31, 2022, approximately 69% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At March 31, 2022, nonaccrual loans were written down by approximately $5.9 million, including reserves on individually evaluated loans.
Nonperforming loans to total loans outstanding at March 31, 2022 decreased to 0.41% from 0.52% at December 31, 2021. Nonperforming assets to total assets at March 31, 2022 decreased to 0.35% from 0.46% at December 31, 2021.
The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.
The Company pursues loan restructurings in select cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing TDRs totaled $4.5 million at March 31, 2022, compared to $3.9 million at December 31, 2021. Accruing TDRs are excluded from the nonperforming asset ratios.

The table below sets forth details related to nonaccrual and accruing restructured loans.

	March 31, 2022
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$—	$232	$232	$8
Commercial real estate - owner-occupied	310	3,532	3,842	99
Commercial real estate - non owner-occupied	3,210	1,572	4,782	—
Residential real estate	3,361	5,881	9,242	3,863
Commercial and financial	2,720	5,030	7,750	310
Consumer	28	333	361	174
Total	$9,629	$16,580	$26,209	$4,454

	December 31, 2021
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$—	$259	$259	$12
Commercial real estate - owner-occupied	261	3,705	3,966	101
Commercial real estate - non owner-occupied	3,218	2,687	5,905	—
Residential real estate	5,130	7,915	13,045	3,298
Commercial and financial	2,914	3,955	6,869	318
Consumer	46	508	554	188
Total	$11,569	$19,029	$30,598	$3,917
At March 31, 2022 and December 31, 2021, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	March 31, 2022		December 31, 2021
(In thousands)	Number	Amount	Number	Amount
Maturity extended	55	$5,087	56	$5,385
Rate reduction	23	1,481	25	2,769
Chapter 7 bankruptcies	8	227	1	39
Not elsewhere classified	7	207	12	378
Total	93	$7,002	94	$8,571
During the three months ended March 31, 2022, there was one default totaling $33 thousand on a loan that had been modified to a TDR within the preceding twelve months. During the three months ended March 31, 2021, there were no defaults on loans that had been modified to a TDR within the preceding twelve months. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, has been charged off or has been transferred to OREO.
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
During the first quarter of 2022, the Company recorded a provision of $6.6 million, reflecting the impact of higher loans outstanding, including a provision of $5.1 million for loans acquired in the BBFC and Sabal Palm acquisitions as well as the impact of organic loan growth during the quarter. Net charge-offs for the first quarter of 2022 were $0.1 million, or less than 0.01% of average loans and, for the four most recent quarters, averaged 0.05% of outstanding loans. Excluding PPP loans, the ratio of allowance to total loans decreased to 1.40% at March 31, 2022 from 1.43% at December 31, 2021.
The following tables present the activity in the allowance for credit losses on loans by segment:

	Three Months Ended March 31, 2022
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,751	$—	$(493)	$—	$10	$—	$2,268
Commercial real estate - owner-occupied	8,579	—	715	—	—	—	9,294
Commercial real estate - non owner-occupied	36,617	31	7,274	—	—	—	43,922
Residential real estate	12,811	17	1,060	(1)	191	(3)	14,075
Commercial and financial	19,744	3	(1,628)	(569)	177	—	17,727
Consumer	2,813	—	(372)	(95)	208	(2)	2,552
Paycheck Protection Program	—	—	—	—	—	—	—
Totals	$83,315	$51	$6,556	$(665)	$586	$(5)	$89,838

	Three Months Ended March 31, 2021
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$(510)	$—	$18	$—	$4,428
Commercial real estate - owner-occupied	9,868	(76)	—	—	—	9,792
Commercial real estate - non owner-occupied	38,266	(2,038)	—	1	—	36,229
Residential real estate	17,500	(3,372)	—	229	(4)	14,353
Commercial and financial	18,690	775	(756)	207	—	18,916
Consumer	3,489	(494)	(185)	116	(1)	2,925
Paycheck Protection Program	—	—	—	—	—	—
Totals	$92,733	$(5,715)	$(941)	$571	$(5)	$86,643

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
As of December 31, 2021, the Company ceased issuance of new LIBOR loans. As of March 31, 2022, the Company has approximately $225 million in existing loans for which the repricing index is tied to LIBOR. The Company's swap agreements and other derivatives are governed by the International Swap Dealers Association (“ISDA”). ISDA has developed fallback language for swap agreements and has established a protocol to allow counterparties to modify legacy trades to include the new fallback language. The Company also invests in securities and has issued subordinated debt tied to LIBOR. The Company continues to monitor regulatory and legislative activity with regard to these products to identify and execute necessary actions to facilitate the transition to alternative reference rates.
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
The Company does not rely on and is not dependent upon off-balance sheet financing or significant amounts of wholesale funding. Brokered deposits at March 31, 2022 were $126.2 million, an increase compared to $8.0 million at December 31, 2021, which reflected the Company’s year-end liquidity management activities.
Cash and cash equivalents, including interest bearing deposits, totaled $1.2 billion on a consolidated basis at March 31, 2022, compared to $737.7 million at December 31, 2021. Higher cash and cash equivalent balances at March 31, 2022 reflect the benefit of deposits acquired from BBFC and Sabal Palm in addition to favorable organic deposit growth.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available-for-sale and interest-bearing deposits. The Company is also able to provide short-term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At March 31, 2022, the Company had available unsecured lines of credit of $165.0 million and secured lines of credit, which are subject to change, of $2.3 billion. In addition, the Company had $2.0 billion of debt securities and $684.3 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2021, the Company had available unsecured lines of $165.0 million and secured lines of credit of $1.6 billion, and $1.9 billion of debt securities and $614.2 million in residential and commercial real estate loans available as collateral.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the first quarter of 2022, Seacoast Bank distributed $14.7 million to the Company and, at March 31, 2022, is eligible to distribute dividends to the Company of approximately $144.6 million without prior regulatory approval. At March 31, 2022, the Company had cash and cash equivalents at the parent of approximately $108.2 million compared to $98.5 million at December 31, 2021.

Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

	March 31,	December 31,
(In thousands, except ratios)	2022	2021
Noninterest demand	$3,522,700	$3,075,534
Interest-bearing demand	2,253,562	1,890,212
Money market	1,999,027	1,651,881
Savings	937,839	895,019
Time certificates of deposit	530,640	554,943
Total deposits	$9,243,768	$8,067,589

Customer sweep accounts	$120,922	$121,565

Noninterest demand deposits as % of total deposits	38%	38%
The Company’s balance sheet continues to be primarily funded by core deposits.
Total deposits increased $1.2 billion, or 15%, to $9.2 billion at March 31, 2022, compared to $8.1 billion at December 31, 2021. The increase reflects growth in existing customer balances, the addition of new customers and the impact of the BBFC and Sabal Palm acquisitions, which added $166.3 million and $396.0 million, respectively, in deposits during the first quarter of 2022. The Company expects deposit growth to moderate, with an annualized growth rate excluding bank acquisitions in the mid-single digits for the remainder of 2022.
Since December 31, 2021, interest bearing deposits (interest bearing demand, savings and money market deposits) increased $753.3 million, or 17%, to $5.2 billion, and CDs decreased $24.3 million, or 5%, to $530.6 million. Noninterest demand deposits were higher by $447.2 million, or 15%, compared to year-end 2021, totaling $3.5 billion. Noninterest demand deposits represented 38% of total deposits at both March 31, 2022 and December 31, 2021.
As of March 31, 2022 and December 31, 2021, the Company did not hold any brokered CDs.
Customer repurchase agreements totaled $120.9 million at March 31, 2022, decreasing $0.6 million from December 31, 2021. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.
The Company participates in programs with third party deposit networks as part of its liquidity management strategy. Through these programs, the Company can offer its customers access to FDIC insurance on large balances, and the Company can retain or sell, on an overnight basis, the underlying deposits. At March 31, 2022, the Company had sold, on an overnight basis, $231.3 million in deposits, compared to $228.0 million at December 31, 2021. These deposits are not included in the Consolidated Balance Sheet.
At March 31, 2022 and December 31, 2021, borrowings were comprised of subordinated debt of $71.7 million and $71.6 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and there were no borrowings from FHLB during any of the periods presented.
The weighted average interest rate of outstanding subordinated debt related to trust preferred securities was 2.47% and 2.43% for the three months ended March 31, 2022 and March 31, 2021, respectively.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $2.1 billion at March 31, 2022 and $2.0 billion at December 31, 2021.
Capital Resources
The Company’s equity capital at March 31, 2022 increased $45.5 million, or 3%, from December 31, 2021 to $1.4 billion. Changes in equity included increases from net income of $20.6 million, and the issuance of $94.1 million in equity in connection with the BBFC and Sabal Palm acquisitions, partially offset by the issuance of a common stock dividend totaling $8.0 million and the decrease in accumulated other comprehensive income of $66.0 million attributed to the impact of rising interest rates on the market value of available-for-sale debt securities.
The ratio of shareholders’ equity to period end total assets was 12.44% and 13.54% at March 31, 2022 and December 31, 2021, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.90% and 11.09% at March 31, 2022 and December 31, 2021, respectively. The decrease was due to growth in the balance sheet, the result of bank acquisitions and deposit growth, and the impact on equity of the decline in value of available-for-sale securities due to rising interest rates in the first quarter of 2022.
Activity in shareholders’ equity for the three months ended March 31, 2022 and 2021 follows:

(In thousands)	2022	2021
Beginning balance at December 31, 2021 and 2020	$1,310,736	$1,130,402
Net income	20,588	33,719
Common stock issued for stock options	3,403	840
Issuance of common stock and conversion of options pursuant to acquisitions	94,067	—
Stock compensation, net of Treasury shares acquired	1,525	1,353
Issuance of common share dividend	(7,994)	—
Change in accumulated other comprehensive income	(66,040)	(10,965)
Ending balance at March 31, 2022 and 2021	$1,356,285	$1,155,349
Capital ratios are well above regulatory requirements for well-capitalized institutions. Seacoast management's use of risk-based capital ratios in its analysis of the Company’s capital adequacy are “non-GAAP” financial measures. Seacoast management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies (see “Note 8 – Equity Capital”). See “Reconciliation of Non-GAAP Measures” for more information.

March 31, 2022	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	17.72%	16.18%	10.00%
Tier 1 Capital Ratio	16.80	15.27	8.00
Common Equity Tier 1 Ratio (CET1)	15.81	15.27	6.50
Leverage Ratio	11.72	10.65	5.00
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 17.72% at March 31, 2022, a decrease from 18.21% at December 31, 2021, primarily due to growth including the acquisitions of Sabal Palm and BBFC. At March 31, 2022, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.65%, well above the minimum to be well capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $144.6 million of dividends to the Company.
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
The Company has paid quarterly dividends since the second quarter of 2021. Whether the Company continues to pay quarterly dividends and the amount of any such dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, and other factors that the Board of Directors may deem relevant. In the second quarter of 2022, the Company's Board of Directors approved a quarterly increase from $0.13 to $0.17 per share.
The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $71.7 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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
•other fair value measurements;
•impairment of debt securities; and
•contingent liabilities.
The following is a discussion of the critical accounting policies intended to facilitate a reader’s understanding of the judgments, estimates and assumptions underlying these accounting policies and the possible or likely events or uncertainties known to the

Company that could have a material effect on reported financial information. For more information regarding management’s judgments relating to significant accounting policies and recent accounting pronouncements, see “Note 1-Basis of Presentation” to the Company’s consolidated financial statements.

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
The contractual term of a loan excludes expected extensions, renewals, and modification unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (“TDR”)will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and not unconditionally cancellable by the Company.
The allowance for credit losses on TDRs is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit losses is determining by discounting the expected future cash flows at the original interest rate of the loan.

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
Note 5 to the financial statements (titled “Allowance for Credit Losses”) summarizes the Company’s allocation of the allowance for credit losses on loans by loan segment and provides detail regarding charge-offs and recoveries for each loan segment and the composition of the loan portfolio at March 31, 2022 and March 31, 2021.
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
Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates
Intangible assets consist of goodwill, core deposit intangibles and loan servicing rights. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. Core deposit intangibles are amortized on a straight-line basis, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill, as required by ASC Topic 350, Intangibles—Goodwill and Other, in the fourth quarter of 2021, and concluded that no impairment existed.
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
The Company also holds 11,330 shares of Visa Class B stock, which, following resolution of Visa’s litigation, will be converted to Visa Class A shares. Under the current conversion rate that became effective December 29, 2021, the Company expects to receive 1.6181 shares of Class A stock for each share of Class B stock for a total of 18,333 shares of Visa Class A stock. The Company’s ownership is related to prior ownership in Visa's network while Visa operated as a cooperative. This ownership is recorded on the Company's financial records at a zero basis.
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
Contingent Liabilities – Critical Accounting Policies and Estimates
Seacoast is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of the Company's business activities. These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or its advisers may learn of additional information that can affect the assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At March 31, 2022 and December 31, 2021, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on April 1, 2022, holding all balances on the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net
Change in Interest Rates	Interest Income
	1-12 months	13-24 months
+2.00%	13.8%	17.1%
+1.00%	6.8%	8.5%
Current	—%	—%
-1.00%	(2.7%)	(8.6%)
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 28.8% at March 31, 2022. This result includes assumptions for core deposit re-pricing from a statistical study commissioned from a third party consulting group.
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
See also Management’s discussion and analysis “Interest Rate Sensitivity.”
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

% Change in
Change in Interest Rates	Economic Value of
Equity
+2.00%	14.2%
+1.00%	7.7%
Current	—%
-1.00%	(8.4%)
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2022 and concluded that those disclosure controls and procedures are effective.
During the quarter ended March 31, 2022, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2022, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
1/1/22 to 1/31/22	940	$35.39	—	$100,000
2/1/22 to 2/28/22	—	—	—	100,000
3/1/22 to 3/31/22	—	—	—	100,000
Total - 1st Quarter	940	$35.39	—	$100,000
[1]Shares purchased from January 1, 2022 through March 31, 2022 represent shares surrendered to the Company to satisfy tax withholding related to the exercise of stock options and the vesting of share-based awards.

On December 15, 2021, the Company's Board of Directors authorized the renewal of the Company’s share repurchase program, under which the Company may, from time to time, purchase up to $100 million of its shares of outstanding common stock. Under the share repurchase program, which will expire on December 31, 2022, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date. As of March 31, 2022, no shares of the Company's common stock had been repurchased under the program.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 2.1 Agreement and Plan of Merger dated March 29, 2022 by and among the Company, Seacoast Bank, Apollo Bancshares, Inc. and Apollo Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed April 1, 2022.

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

Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 6, 2022	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

May 6, 2022	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer