Form 10-Q
period 2022-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2022-08-04
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR

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

Common Stock, $0.10 Par Value – 61,410,300 shares as of June 30, 2022

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Interest and fees on loans	$69,307	$60,348	$136,425	$122,646
Interest and dividends on securities	12,525	6,706	22,706	13,152
Interest on interest bearing deposits and other investments	1,917	709	2,850	1,295
Total Interest Income	83,749	67,763	161,981	137,093

Interest on deposits	994	980	1,761	2,045
Interest on time certificates	436	524	904	1,711
Interest on borrowed money	672	457	1,147	925
Total Interest Expense	2,102	1,961	3,812	4,681

Net Interest Income	81,647	65,802	158,169	132,412

Provision for credit losses	822	(4,855)	7,378	(10,570)

Net Interest Income after Provision for Credit Losses	80,825	70,657	150,791	142,982

Noninterest income:
Service charges on deposit accounts	3,408	2,338	6,209	4,676
Interchange income	4,255	4,145	8,383	7,965
Wealth management income	2,774	2,387	5,433	4,710
Mortgage banking fees	932	2,977	2,618	7,202
Marine finance fees	312	177	503	366
SBA gains	473	232	629	519
BOLI income	1,349	872	2,683	1,731
Other	3,761	2,249	6,631	5,993
	17,264	15,377	33,089	33,162
Securities losses, net	(300)	(55)	(752)	(169)
Total Noninterest Income	16,964	15,322	32,337	32,993

Noninterest Expense:
Salaries and wages	28,056	22,966	56,275	44,359
Employee benefits	4,151	3,953	9,652	8,933
Outsourced data processing costs	6,043	4,676	12,199	9,144
Telephone / data lines	908	838	1,641	1,623
Occupancy	4,050	3,310	8,036	7,099
Furniture and equipment	1,588	1,166	3,014	2,420
Marketing	1,882	1,002	3,053	2,170
Legal and professional fees	2,946	2,182	7,735	4,764
FDIC assessments	699	515	1,488	1,041
Amortization of intangibles	1,446	1,212	2,892	2,423

Foreclosed property expense and net loss (gain) on sale	(968)	(90)	(1,132)	(155)
Provision for credit losses on unfunded commitments	—	—	142	—
Other	5,347	4,054	10,070	8,083
Total Noninterest Expense	56,148	45,784	115,065	91,904

Income Before Income Taxes	41,641	40,195	68,063	84,071
Provision for income taxes	8,886	8,785	14,720	18,942
Net Income	$32,755	$31,410	$53,343	$65,129

Share Data
Net income per share of common stock
Diluted	$0.53	$0.56	$0.86	$1.17
Basic	0.53	0.57	0.87	1.18
Average common shares outstanding
Diluted	61,923	55,901	61,818	55,827
Basic	61,409	55,421	61,269	55,347

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net Income	$32,755	$31,410	$53,343	$65,129

Other comprehensive (loss) income:

Available-for-sale securities:
Unrealized (losses) gains on available-for-sale securities, net of tax benefit of $16.0 million and $36.6 million for the three and six months ended June 30, 2022 and net of tax expense of $0.2 million and tax benefit of $3.0 million for the three and six months ended June 30, 2021, respectively	$(50,473)	$296	$(116,485)	$(10,555)
Amortization of unrealized gains and losses on securities transferred to held-to-maturity, net of tax benefit of $7 thousand and nominal tax expense for the three and six months ended June 30, 2022, respectively, and tax expense of $5 thousand and $11 thousand for the three and six months ended June 30, 2021, respectively	(34)	20	2	44
Reclassification adjustment for losses included in net income, net of tax benefit of $19 thousand for each of the three and six months ended June 30, 2021	—	91	—	91
Available-for-sale securities, net of tax	$(50,507)	$407	$(116,483)	$(10,420)

Unrealized losses on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $3 thousand and tax benefit of $19 thousand for the three and six months ended June 30, 2022, respectively, and tax benefit of $4 thousand and $51 thousand for the three and six months ended June 30, 2021, respectively	9	(11)	(55)	(149)

Total other comprehensive (loss) income	$(50,498)	$396	$(116,538)	$(10,569)

Comprehensive (Loss) Income	$(17,743)	$31,806	$(63,195)	$54,560

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2022	2021
Assets
Cash and due from banks	$363,343	$238,750
Interest bearing deposits with other banks	538,025	498,979
Total cash and cash equivalents	901,368	737,729

Time deposits with other banks	4,730	—

Debt securities:
Securities available-for-sale (at fair value)	1,800,791	1,644,319
Securities held-to-maturity (fair value $706.2 million at June 30, 2022 and $627.4 million at December 31, 2021)	794,785	638,640
Total debt securities	2,595,576	2,282,959

Loans held for sale (at fair value)	14,205	31,791

Loans	6,541,548	5,925,029
Less: Allowance for credit losses	(90,769)	(83,315)
Loans, net of allowance for credit losses	6,450,779	5,841,714

Bank premises and equipment, net	74,784	72,404
Other real estate owned	2,419	13,618
Goodwill	286,606	252,154
Other intangible assets, net	20,062	14,845
Bank owned life insurance	207,724	205,041
Net deferred tax assets	60,080	27,321
Other assets	193,371	201,857
Total Assets	$10,811,704	$9,681,433

Liabilities
Deposits	$9,188,953	$8,067,589
Securities sold under agreements to repurchase, maturing within 30 days	110,578	121,565
Subordinated debt	71,786	71,646
Other liabilities	110,812	109,897
Total Liabilities	9,482,129	8,370,697

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 61,846,470 and outstanding 61,410,300 at June 30, 2022, and authorized 120,000,000, issued 58,909,369 and outstanding 58,504,250 shares at December 31, 2021	6,141	5,850
Other shareholders' equity	1,323,434	1,304,886
Total Shareholders' Equity	1,329,575	1,310,736
Total Liabilities and Shareholders' Equity	$10,811,704	$9,681,433

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$53,343	$65,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,832	2,792
Amortization of premiums and discounts on securities, net	623	4,012
Amortization of operating lease right-of-use assets	2,961	2,127
Other amortization and accretion, net	(635)	(7,307)
Stock based compensation	4,116	4,262
Origination of loans designated for sale	(121,402)	(283,001)
Sale of loans designated for sale	143,326	318,479
Provision for credit losses	7,378	(10,570)
Deferred income taxes	4,026	4,833
Losses on sale of securities	—	73
Gains on sale of loans	(3,992)	(9,411)
Gains on sale and write-downs of other real estate owned	(1,302)	(380)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	172	316
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease in other assets	11,213	1,086
Net decrease in other liabilities	(4,318)	(10,726)
Net cash provided by operating activities	$98,341	$81,714

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	164,223	288,171
Maturities and repayments of debt securities held-to-maturity	49,652	73,697
Proceeds from sale of debt securities available-for-sale	26,011	56,217
Purchases of debt securities available-for-sale	(474,124)	(468,430)
Purchases of debt securities held-to-maturity	(206,065)	(172,004)
Maturities of time deposits with other banks	1,743	—
Net new loans and principal repayments	(133,458)	346,173
Purchases of loans held for investment	(111,292)	(38,822)
Proceeds from sale of other real estate owned	14,208	4,954
Additions to other real estate owned	(590)	(1,310)
Proceeds from sale of FHLB and Federal Reserve Bank Stock	—	2,704
Purchase of FHLB and Federal Reserve Bank Stock	(3,347)	(59)
Net cash from bank acquisitions	208,933	—
Purchase of bank owned life insurance	—	(25,000)
Additions to bank premises and equipment	(2,545)	(701)
Net cash (used in)/provided by investing activities	$(466,651)	$65,590

 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash Flows from Financing Activities
Net increase in deposits	$559,085	$903,875
Net (decrease) increase in repurchase agreements	(10,987)	364
Stock based employee benefit plans	2,361	369
Dividends paid	(18,510)	(7,155)
Net cash provided by financing activities	$531,949	$897,453
Net increase in cash and cash equivalents	163,639	1,044,757
Cash and cash equivalents at beginning of period	737,729	404,088
Cash and cash equivalents at end of period	$901,368	$1,448,845

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,779	$6,462
Cash paid during the period for taxes	9,591	17,700
Recognition of operating lease right-of-use assets, other than through bank acquisitions	3,370	35
Recognition of operating lease liabilities, other than through bank acquisitions	3,370	35

Supplemental disclosure of non-cash investing activities:
Transfer of debt securities from available-for-sale to held-to-maturity	$—	$210,805
Unsettled purchases of debt securities available-for-sale	—	28,750
Transfers from bank premises to other real estate owned	1,008	3,318

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at March 31, 2022	61,239	$6,124	$1,062,462	$371,192	$(10,459)	$(73,034)	$1,356,285
Comprehensive income (loss)	—	—	—	32,755	—	(50,498)	(17,743)
Stock based compensation expense	—	—	2,697	—	—	—	2,697
Common stock transactions related to stock based employee benefit plans	169	17	(31)	—	(1,173)	—	(1,187)
Common stock issued for stock options	2	—	39	—	—	—	39
Dividends on common stock ($0.17 per share)	—	—	—	(10,516)	—	—	(10,516)
Three months ended June 30, 2022	171	17	2,705	22,239	(1,173)	(50,498)	(26,710)
Balance at June 30, 2022	61,410	$6,141	$1,065,167	$393,431	$(11,632)	$(123,532)	$1,329,575

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at March 31, 2021	55,294	$5,529	$858,688	$290,420	$(8,693)	$9,405	$1,155,349
Comprehensive income	—	—	—	31,410	—	396	31,806
Stock based compensation expense	—	—	2,503	—	—	—	2,503
Common stock transactions related to stock based employee benefit plans	94	10	(18)	—	(1,487)	—	(1,495)
Common stock issued for stock options	48	5	1,425	—	—	—	1,430
Dividends on common stock ($0.13 per share)	—	—	—	(7,246)	—	—	(7,246)
Three months ended June 30, 2021	142	15	3,910	24,164	(1,487)	396	26,998
Balance at June 30, 2021	55,436	$5,544	$862,598	$314,584	$(10,180)	$9,801	$1,182,347

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at December 31, 2021	58,504	$5,850	$963,851	$358,598	$(10,569)	$(6,994)	$1,310,736
Comprehensive income (loss)	—	—	—	53,343	—	(116,538)	(63,195)
Stock based compensation expense	—	—	4,116	—	—	—	4,116
Common stock transactions related to stock based employee benefit plans	176	18	(36)	—	(1,063)	—	(1,081)
Common stock issued for stock options	180	18	3,424	—	—	—	3,442
Issuance of common stock, pursuant to acquisition	2,550	255	89,979	—	—	—	90,234
Conversion of options, pursuant to acquisitions	—	—	3,833	—	—	—	3,833
Dividends on common stock ($0.30 per share)	—	—	—	(18,510)	—	—	(18,510)
Six months ended June 30, 2022	2,906	291	101,316	34,833	(1,063)	(116,538)	18,839
Balance at June 30, 2022	61,410	$6,141	$1,065,167	$393,431	$(11,632)	$(123,532)	$1,329,575

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at December 31, 2020	55,243	$5,524	$856,092	$256,701	$(8,285)	$20,370	$1,130,402
Comprehensive income (loss)	—	—	—	65,129	—	(10,569)	54,560
Stock based compensation expense	—	—	4,262	—	—	—	4,262
Common stock transactions related to stock based employee benefit plans	114	12	(18)	—	(1,895)	—	(1,901)
Common stock issued for stock options	79	8	2,262	—	—	—	2,270
Dividends on common stock ($0.13 per share)	—	—	—	(7,246)	—	—	(7,246)
Six months ended June 30, 2021	193	20	6,506	57,883	(1,895)	(10,569)	51,945
Balance at June 30, 2021	55,436	$5,544	$862,598	$314,584	$(10,180)	$9,801	$1,182,347
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
Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

For the three and six months ended June 30, 2022, 1,505 options to purchase shares of the Company’s common stock were anti-dilutive. For the three and six months ended June 30, 2021, no options to purchase shares of the Company's common stock were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Basic earnings per share
Net income	$32,755	$31,410	$53,343	$65,129
Average common shares outstanding	61,409	55,421	61,269	55,347
Net income per share	$0.53	$0.57	$0.87	$1.18

Diluted earnings per share
Net income	$32,755	$31,410	$53,343	$65,129
Average common shares outstanding	61,409	55,421	61,269	55,347
Add: Dilutive effect of employee restricted stock and stock options	514	480	549	480
Average diluted shares outstanding	61,923	55,901	61,818	55,827
Net income per share	$0.53	$0.56	$0.86	$1.17
Net income has not been allocated to unvested restricted stock awards that are participating securities because the amounts that would be allocated are not material to net income per share of common stock. Unvested restricted stock awards that are participating securities represent less than one percent of all of the outstanding shares of common stock for each of the periods presented.

Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$5,754	$7	$(110)	$5,651
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,444,668	437	(143,293)	1,301,812
Private mortgage-backed securities and collateralized mortgage obligations	166,176	47	(7,374)	158,849
Collateralized loan obligations	315,165	—	(10,974)	304,191
Obligations of state and political subdivisions	31,441	258	(1,411)	30,288
Totals	$1,963,204	$749	$(163,162)	$1,800,791

Debt securities held-to-maturity
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$794,785	$113	$(88,728)	$706,170
Totals	$794,785	$113	$(88,728)	$706,170

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$6,466	$316	$(3)	$6,779
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,234,721	8,308	(20,309)	1,222,720
Private mortgage-backed securities and collateralized mortgage obligations	88,096	1,091	(420)	88,767
Collateralized loan obligations	292,751	63	(124)	292,690
Obligations of state and political subdivisions	31,624	1,740	(1)	33,363
Totals	$1,653,658	$11,518	$(20,857)	$1,644,319

Debt securities held-to-maturity
Mortgage-backed securities of U.S. government-sponsored entities	$638,640	$3,828	$(15,070)	$627,398
Totals	$638,640	$3,828	$(15,070)	$627,398
During the three months ended March 31, 2022, securities with a fair value of $26.0 million obtained in the acquisition of Business Bank of Florida Corp. were immediately sold. No gain or loss was recognized on the sale. There were no other sales of securities during the three and six months ended June 30, 2022. Proceeds from the sales of securities for the three and six months ended June 30, 2021 were $56.2 million, resulting in gross gains of $0.2 million and gross losses of $0.3 million. Also included in “Securities losses, net” are decreases of $0.3 million and $0.8 million for the three and six months ended June 30, 2022, respectively, and an increase of $18 thousand and a decrease of $0.1 million for the three and six months ended June 30, 2021, respectively, in the value of an investment in shares of a mutual fund that invests in CRA-qualified debt securities.
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
At June 30, 2022, debt securities with a fair value of $414.4 million were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2022
	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$2,768	$2,770
Due after one year through five years	—	—	14,400	14,600
Due after five years through ten years	—	—	5,679	5,598
Due after ten years	—	—	14,348	12,971
	—	—	37,195	35,939
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	794,785	706,170	1,444,668	1,301,812
Private mortgage-backed securities and collateralized mortgage obligations	—	—	166,176	158,849
Collateralized loan obligations	—	—	315,165	304,191
Totals	$794,785	$706,170	$1,963,204	$1,800,791
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

	June 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$4,510	$(109)	$206	$(1)	$4,716	$(110)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,077,271	(109,953)	191,277	(33,340)	1,268,548	(143,293)
Private mortgage-backed securities and collateralized mortgage obligations	145,025	(7,194)	3,828	(180)	148,853	(7,374)
Collateralized loan obligations	251,412	(9,307)	52,780	(1,667)	304,192	(10,974)
Obligations of state and political subdivisions	17,982	(1,411)	—	—	17,982	(1,411)
Totals	$1,496,200	$(127,974)	$248,091	$(35,188)	$1,744,291	$(163,162)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$97	$(1)	$245	$(2)	$342	$(3)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	955,881	(19,575)	11,953	(734)	967,834	(20,309)
Private mortgage-backed securities and collateralized mortgage obligations	33,640	(173)	9,628	(247)	43,268	(420)
Collateralized loan obligations	123,202	(81)	9,461	(43)	132,663	(124)
Obligations of state and political subdivisions	499	(1)	—	—	499	(1)
Totals	$1,113,319	$(19,831)	$31,287	$(1,026)	$1,144,606	$(20,857)

At June 30, 2022, the Company had unrealized losses of $143.3 million on mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.3 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2022, no allowance for credit losses has been recorded.
At June 30, 2022, the Company had $11.0 million of unrealized losses in uncapped 3-month LIBOR floating rate collateralized loan obligations (“CLOs”) having a fair value of $304.2 million. CLOs are special purpose vehicles and those in which the Company has invested acquire nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of June 30, 2022, all positions held by the Company are in AAA and AA tranches, with average credit support of 37% and 25%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2022, no allowance for credit losses has been recorded.
At June 30, 2022, the Company had $7.4 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $148.9 million. The collateral underlying these mortgage investments is primarily residential real estate. The securities have average credit support of 22%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2022, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. As a result, as of June 30, 2022, no allowance for credit losses has been recorded.
Included in Other Assets at June 30, 2022 is $38.1 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances, which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $4.4 million and $1.3 million, respectively, at June 30, 2022, and $3.4 million and $1.0 million, respectively, at December 31, 2021, is included in Other Assets. Also included in Other Assets is an $8.6 million investment in a CRA-qualified mutual fund carried at fair value.
The Company holds 11,330 shares of Visa Class B stock, which, following resolution of Visa litigation, will be converted to Visa Class A shares. Under the current conversion ratio that became effective June 29, 2022, the Company would receive 1.6059 shares of Class A stock for each share of Class B stock for a total of 18,194 shares of Visa Class A stock. The ownership of Visa stock is related to prior ownership in Visa's network while Visa operated as a cooperative, and is recorded on the Company's financial records at a zero basis.

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
The following tables present net loan balances by segment as of:

	June 30, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$320,596	$29,391	$38	$350,025
Commercial real estate - owner-occupied	979,173	255,850	19,320	1,254,343
Commercial real estate - non owner-occupied	1,457,626	438,184	76,730	1,972,540
Residential real estate	1,442,435	198,901	6,129	1,647,465
Commercial and financial	1,018,258	92,610	13,903	1,124,771
Consumer	171,315	3,886	—	175,201
Paycheck Protection Program	10,518	6,685	—	17,203
Totals	$5,399,921	$1,025,507	$116,120	$6,541,548

	December 31, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$199,341	$31,438	$45	$230,824
Commercial real estate - owner occupied	983,517	186,812	27,445	1,197,774
Commercial real estate - non-owner occupied	1,278,180	382,554	75,705	1,736,439
Residential real estate	1,261,306	156,957	7,091	1,425,354
Commercial and financial	968,318	84,395	16,643	1,069,356
Consumer	169,507	4,658	10	174,175
Paycheck Protection Program	69,503	21,604	—	91,107
Totals	$4,929,672	$868,418	$126,939	$5,925,029
The amortized cost basis of loans at June 30, 2022 included net deferred costs of $30.8 million on non-PPP portfolio loans and net deferred fees of $0.3 million on PPP loans. At December 31, 2021, the amortized cost basis included net deferred costs of $31.0 million on non-PPP portfolio loans and net deferred fees of $2.4 million on PPP loans. At June 30, 2022, the remaining fair value adjustments on acquired loans were $21.4 million, or 1.8% of the outstanding acquired loan balances, compared to

$23.1 million, or 2.3% of the acquired loan balances at December 31, 2021. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $15.7 million and $14.7 million at June 30, 2022 and December 31, 2021, respectively.
The following tables present the status of net loan balances as of June 30, 2022 and December 31, 2021.

	June 30, 2022
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$320,588	$—	$—	$—	$8	$320,596
Commercial real estate - owner-occupied	977,270	360	544	—	999	979,173
Commercial real estate - non owner-occupied	1,455,266	—	—	—	2,360	1,457,626
Residential real estate	1,431,258	3,147	13	—	8,017	1,442,435
Commercial and financial	1,013,540	1,074	13	—	3,631	1,018,258
Consumer	170,262	851	39	—	163	171,315
Paycheck Protection Program[1]	10,442	—	—	76	—	10,518
Total Portfolio Loans	$5,378,626	$5,432	$609	$76	$15,178	$5,399,921

Acquired Non-PCD Loans
Construction and land development	$29,391	$—	$—	$—	$—	$29,391
Commercial real estate - owner-occupied	255,103	—	747	—	—	255,850
Commercial real estate - non owner-occupied	437,140	—	—	—	1,044	438,184
Residential real estate	197,974	403	—	—	524	198,901
Commercial and financial	91,918	310	—	—	382	92,610
Consumer	3,655	—	—	—	231	3,886
Paycheck Protection Program[1]	6,658	—	—	27	—	6,685
Total Acquired Non-PCD Loans	$1,021,839	$713	$747	$27	$2,181	$1,025,507

PCD Loans
Construction and land development	$35	$—	$—	$—	$3	$38
Commercial real estate - owner-occupied	18,748	—	—	—	572	19,320
Commercial real estate - non owner-occupied	73,544	—	—	—	3,186	76,730
Residential real estate	5,426	—	—	—	703	6,129
Commercial and financial	9,284	—	—	—	4,619	13,903
Consumer	—	—	—	—	—	—
Total PCD Loans	$107,037	$—	$—	$—	$9,083	$116,120

Total Loans	$6,507,502	$6,145	$1,356	$103	$26,442	$6,541,548

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.4 million in interest income on nonaccrual loans during each of the three months ended June 30, 2022 and 2021. The Company recognized $1.2 million and $0.6 million in interest income on nonaccrual loans during the six months ended June 30, 2022 and 2021, respectively.

The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	June 30, 2022
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$11	$—	$11	$—
Commercial real estate - owner-occupied	999	572	1,571	48
Commercial real estate - non owner-occupied	6,590	—	6,590	—
Residential real estate	9,149	95	9,244	34
Commercial and financial	5,599	3,033	8,632	1,881
Consumer	49	345	394	345
Totals	$22,397	$4,045	$26,442	$2,308

	December 31, 2021
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$37	$222	$259	$92
Commercial real estate - owner-occupied	2,976	990	3,966	419
Commercial real estate - non owner-occupied	4,490	1,415	5,905	27
Residential real estate	12,358	687	13,045	357
Commercial and financial	2,676	4,193	6,869	2,384
Consumer	29	525	554	525
Totals	$22,566	$8,032	$30,598	$3,804
Collateral-Dependent Loans
Loans are considered collateral-dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral-dependent loans as of:

(In thousands)	June 30, 2022	December 31, 2021
Construction and land development	$16	$271
Commercial real estate - owner-occupied	2,069	4,706
Commercial real estate - non owner-occupied	6,349	4,923
Residential real estate	12,971	16,334
Commercial and financial	6,137	8,741
Consumer	548	741
Totals	$28,090	$35,716
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
The following tables present the risk rating of loans by year of origination as of:

	June 30, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$112,623	$124,511	$19,219	$29,937	$7,222	$13,488	$43,009	$350,009
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard Impaired	—	—	—	—	—	16	—	16
Doubtful	—	—	—	—	—	—	—	—
Total	$112,623	$124,511	$19,219	$29,937	$7,222	$13,504	$43,009	$350,025
Commercial real estate - owner-occupied
Risk Ratings:
Pass	$108,673	$198,439	$152,729	$180,828	$121,286	$458,968	$13,388	$1,234,311
Special Mention	—	—	5,280	5,275	636	314	—	11,505
Substandard	—	—	447	2,665	—	2,701	—	5,813
Substandard Impaired	—	—	—	317	309	2,088	—	2,714
Doubtful	—	—	—	—	—	—	—	—
Total	$108,673	$198,439	$158,456	$189,085	$122,231	$464,071	$13,388	$1,254,343
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	$288,039	$407,054	$207,900	$286,427	$192,275	$538,503	$7,498	$1,927,696
Special Mention	—	—	—	830	—	3,797	—	4,627
Substandard	—	—	4,731	—	14,282	13,873	—	32,886
Substandard Impaired	—	—	1,044	4,175	34	2,078	—	7,331
Doubtful	—	—	—	—	—	—	—	—
Total	$288,039	$407,054	$213,675	$291,432	$206,591	$558,251	$7,498	$1,972,540
Residential real estate
Risk Ratings:
Pass	$91,195	$542,597	$116,702	$83,670	$103,890	$291,042	$403,630	$1,632,726
Special Mention	—	—	—	66	—	868	546	1,480
Substandard	—	—	—	—	13	275	—	288
Substandard Impaired	—	—	140	133	90	10,397	2,211	12,971
Doubtful	—	—	—	—	—	—	—	—
Total	$91,195	$542,597	$116,842	$83,869	$103,993	$302,582	$406,387	$1,647,465

	June 30, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial and financial
Risk Ratings:
Pass	$138,675	$306,952	$159,376	$79,518	$57,045	$69,304	$279,113	$1,089,983
Special Mention	1,263	480	5,202	479	309	371	444	8,548
Substandard	—	478	5,891	5,888	2,253	2,484	277	17,271
Substandard Impaired	—	—	216	547	5,227	2,926	53	8,969
Doubtful	—	—	—	—	—	—	—	—
Total	$139,938	$307,910	$170,685	$86,432	$64,834	$75,085	$279,887	$1,124,771
Consumer
Risk Ratings:
Pass	$25,561	$43,537	$26,957	$20,625	$13,667	$20,177	$21,157	$171,681
Special Mention	—	—	24	296	228	272	1,954	2,774
Substandard	—	—	—	12	19	8	159	198
Substandard Impaired	—	8	26	101	54	144	215	548
Doubtful	—	—	—	—	—	—	—	—
Total	$25,561	$43,545	$27,007	$21,034	$13,968	$20,601	$23,485	$175,201
Paycheck Protection Program
Risk Ratings:
Pass	$—	$14,764	$2,439	$—	$—	$—	$—	$17,203
Total	$—	$14,764	$2,439	$—	$—	$—	$—	$17,203
Consolidated
Risk Ratings:
Pass	$764,766	$1,637,854	$685,322	$681,005	$495,385	$1,391,482	$767,795	$6,423,609
Special Mention	1,263	480	10,506	6,946	1,173	5,622	2,944	28,934
Substandard	—	478	11,069	8,565	16,567	19,341	436	56,456
Substandard Impaired	—	8	1,426	5,273	5,714	17,649	2,479	32,549
Doubtful	—	—	—	—	—	—	—	—
Total	$766,029	$1,638,820	$708,323	$701,789	$518,839	$1,434,094	$773,654	$6,541,548

	December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$94,318	$23,860	$38,058	$25,507	$3,995	$15,466	$29,349	$230,553
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard Impaired	—	—	—	222	—	49	—	271
Doubtful	—	—	—	—	—	—	—	—
Total	$94,318	$23,860	$38,058	$25,729	$3,995	$15,515	$29,349	$230,824
Commercial real estate - owner-occupied
Risk Ratings:
Pass	$205,404	$154,432	$179,786	$132,353	$125,763	$363,986	$10,005	$1,171,729
Special Mention	—	6,527	5,370	649	218	3,250	—	16,014
Substandard	—	—	—	—	3,290	1,610	—	4,900
Substandard Impaired	—	—	2,742	310	596	1,483	—	5,131
Doubtful	—	—	—	—	—	—	—	—
Total	$205,404	$160,959	$187,898	$133,312	$129,867	$370,329	$10,005	$1,197,774

	December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	$395,308	$207,824	$298,021	$186,339	$110,990	$460,435	$6,477	$1,665,394
Special Mention	—	—	844	—	289	13,850	—	14,983
Substandard	—	4,776	3,009	23,206	1,900	17,266	—	50,157
Substandard Impaired	—	1,044	1,849	—	326	2,686	—	5,905
Doubtful	—	—	—	—	—	—	—	—
Total	$395,308	$213,644	$303,723	$209,545	$113,505	$494,237	$6,477	$1,736,439
Residential real estate
Risk Ratings:
Pass	$394,547	$114,364	$90,566	$119,836	$118,556	$213,950	$354,439	$1,406,258
Special Mention	—	—	—	70	—	1,243	532	1,845
Substandard	—	340	—	—	58	422	86	906
Substandard Impaired	—	149	724	39	4,415	8,507	2,511	16,345
Doubtful	—	—	—	—	—	—	—	—
Total	$394,547	$114,853	$91,290	$119,945	$123,029	$224,122	$357,568	$1,425,354
Commercial and financial
Risk Ratings:
Pass	$340,826	$180,677	$97,072	$68,232	$39,331	$56,053	$246,568	$1,028,759
Special Mention	530	15,587	—	237	251	84	876	17,565
Substandard	—	371	2,605	3,594	1,436	3,217	339	11,562
Substandard Impaired	—	196	4,561	3,694	1,371	1,520	128	11,470
Doubtful	—	—	—	—	—	—	—	—
Total	$341,356	$196,831	$104,238	$75,757	$42,389	$60,874	$247,911	$1,069,356
Consumer
Risk Ratings:
Pass	$45,063	$31,342	$26,194	$17,300	$9,979	$16,019	$25,418	$171,315
Special Mention	—	24	431	37	167	3	1,199	1,861
Substandard	—	—	18	—	17	—	223	258
Substandard Impaired	—	—	92	23	74	118	434	741
Doubtful	—	—	—	—	—	—	—	—
Total	$45,063	$31,366	$26,735	$17,360	$10,237	$16,140	$27,274	$174,175
Paycheck Protection Program
Risk Ratings:
Pass	$87,036	$4,071	$—	$—	$—	$—	$—	$91,107
Total	$87,036	$4,071	$—	$—	$—	$—	$—	$91,107
Consolidated
Risk Ratings:
Pass	$1,562,502	$716,570	$729,697	$549,567	$408,614	$1,125,909	$672,256	$5,765,115
Special Mention	530	22,138	6,645	993	925	18,430	2,607	52,268
Substandard	—	5,487	5,632	26,800	6,701	22,515	648	67,783
Substandard Impaired	—	1,389	9,968	4,288	6,782	14,363	3,073	39,863
Doubtful	—	—	—	—	—	—	—	—
Total	$1,563,032	$745,584	$751,942	$581,648	$423,022	$1,181,217	$678,584	$5,925,029

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

The following table presents loans that were modified in a troubled debt restructuring during the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,
	2022			2021
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	—	$—	$—	—	$—	$—
Commercial real estate - owner-occupied	—	—	—	—	—	—
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	—	—	—	2	52	52
Commercial and financial	1	21	21	1	142	142
Consumer	—	—	—	—	—	—
Totals	1	$21	$21	3	$194	$194

	Six Months Ended June 30,
	2022			2021
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	—	$—	$—	—	$—	$—
Commercial real estate - owner-occupied	—	—	—	—	—	—
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	3	785	785	3	79	79
Commercial and financial	2	54	54	1	142	142
Consumer	4	23	23	—	—	—
Totals	9	$862	$862	4	$221	$221

The TDRs described above resulted in a specific allowance for credit losses of $0.1 million and $0.2 million as of June 30, 2022 and June 30, 2021, respectively. During the six months ended June 30, 2022, there was one default totaling $2 thousand on a loan that had been modified to a TDR within the preceding twelve months. During the six months ended June 30, 2021, there were two defaults on loans totaling $0.1 million that had been modified to a TDR within the preceding twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, is charged off or has been transferred to other real estate owned. For loans measured based on the present value of expected future cash flows, $15 thousand and $6 thousand for the three months ended June 30, 2022, and 2021, respectively, and $20 thousand and $11 thousand for the six months ended June 30, 2022, and 2021, respectively, was included in interest income and represents the change in present value attributable to the passage of time.

Note 5 – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended June 30, 2022
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,268	$230	$—	$54	$—	$2,552
Commercial real estate - owner-occupied	9,294	(1,918)	—	—	—	7,376
Commercial real estate - non owner-occupied	43,922	2,528	—	9	—	46,459
Residential real estate	14,075	648	—	112	(14)	14,821
Commercial and financial	17,727	(500)	(253)	171	(1)	17,144
Consumer	2,552	(166)	(199)	230	—	2,417
Paycheck Protection Program	—	—	—	—	—	—
Totals	$89,838	$822	$(452)	$576	$(15)	$90,769

	Three Months Ended June 30, 2021
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,428	$(469)	$—	$96	$(2)	$4,053
Commercial real estate - owner occupied	9,792	(1,116)	—	—	—	8,676
Commercial real estate - non-owner occupied	36,229	(1,423)	—	1	—	34,807
Residential real estate	14,353	(2,407)	(21)	621	(3)	12,543
Commercial and financial	18,916	399	(1,564)	265	—	18,016
Consumer	2,925	161	(199)	146	(1)	3,032
Paycheck Protection Program	—	—	—	—	—	—
Totals	$86,643	$(4,855)	$(1,784)	$1,129	$(6)	$81,127

	Six Months Ended June 30, 2022
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,751	$—	$(263)	$—	$64	$—	$2,552
Commercial real estate - owner-occupied	8,579	—	(1,203)	—	—	—	7,376
Commercial real estate - non owner-occupied	36,617	31	9,802	—	9	—	46,459
Residential real estate	12,811	17	1,708	(1)	303	(17)	14,821
Commercial and financial	19,744	3	(2,128)	(822)	348	(1)	17,144
Consumer	2,813	—	(538)	(294)	438	(2)	2,417
Paycheck Protection Program	—		—	—	—	—	—
Totals	$83,315	$51	$7,378	$(1,117)	$1,162	$(20)	$90,769

	Six Months Ended June 30, 2021
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$(979)	$—	$114	$(2)	$4,053
Commercial real estate - owner occupied	9,868	(1,192)	—	—	—	8,676
Commercial real estate - non-owner occupied	38,266	(3,461)	—	2	—	34,807
Residential real estate	17,500	(5,779)	(21)	850	(7)	12,543
Commercial and financial	18,690	1,174	(2,320)	472	—	18,016
Consumer	3,489	(333)	(384)	262	(2)	3,032
Paycheck Protection Program	—	—	—	—	—	—
Totals	$92,733	$(10,570)	$(2,725)	$1,700	$(11)	$81,127

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
As of June 30, 2022, the Company utilized Moody’s most recent “U.S. Macroeconomic Outlook Baseline” scenario and considered the uncertainty associated with the assumptions in the Baseline scenario, including actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, the ongoing Russia-Ukraine conflict and the magnitude of the resulting market disruption, and the potential impact of persistent high inflation on economic growth. Outcomes in any or all of these factors could differ from the Baseline scenario, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk not captured in the quantitative model.
The following section discusses changes in the level of reserves for the three months ended June 30, 2022.
In the Construction and Land Development segment, the increase in reserves reflects higher loan balances, partially offset by continuing low historical loss rates for this segment. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, the decrease in the allowance reflects lower loan balances, changes in the proportion of loan types in this category, and lower specific reserves. Risk characteristics include but are not limited to, collateral type, loan seasoning, and note structure.
In the Commercial Real Estate - Non Owner-Occupied segment, the increase in reserves reflects higher loan balances and the impact of considerations of the increasing risk of economic recession on loans in this category. Repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, loan seasoning, and note structure are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The increase in reserves reflects the impact of higher loan balances. Risk characteristics considered for this segment include, but are not limited to, collateral type, note structure, loan to value ratios, and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The decrease in reserves is attributed to lower loan balances and lower specific reserves.

Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses.
Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. The decline in the reserve reflects continuing low historical loss rates and an increasing proportion of seasoned loans in this segment.
Balances outstanding under the Paycheck Protection Program are guaranteed by the U.S. government and have not been assigned a reserve.
The allowance for credit losses is composed of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at June 30, 2022 and December 31, 2021 is shown in the following tables:

	June 30, 2022
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$16	$—	$350,009	$2,552	$350,025	$2,552
Commercial real estate - owner occupied	2,714	48	1,251,629	7,328	1,254,343	7,376
Commercial real estate - non owner-occupied	7,331	741	1,965,209	45,718	1,972,540	46,459
Residential real estate	12,971	297	1,634,494	14,524	1,647,465	14,821
Commercial and financial	8,969	2,185	1,115,802	14,959	1,124,771	17,144
Consumer	548	474	174,653	1,943	175,201	2,417
Paycheck Protection Program	—	—	17,203	—	17,203	—
Totals	$32,549	$3,745	$6,508,999	$87,024	$6,541,548	$90,769

	December 31, 2021
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$271	$92	$230,553	$2,659	$230,824	$2,751
Commercial real estate - owner occupied	5,131	419	1,192,643	8,160	1,197,774	8,579
Commercial real estate - non owner-occupied	5,905	27	1,730,534	36,590	1,736,439	36,617
Residential real estate	16,345	646	1,409,009	12,165	1,425,354	12,811
Commercial and financial	11,470	2,885	1,057,886	16,859	1,069,356	19,744
Consumer	741	685	173,434	2,128	174,175	2,813
Paycheck Protection Program	—	—	91,107	—	91,107	—
Totals	$39,863	$4,754	$5,885,166	$78,561	$5,925,029	$83,315

Note 6 – Derivatives
Back-to-Back Swaps
The Company offers interest rate swaps when requested by customers to allow them to hedge the risk of rising interest rates on their variable rate loans. Upon entering into these swaps, the Company enters into offsetting positions with counterparties in order to minimize the interest rate risk. These back-to-back swaps qualify as freestanding financial derivatives with the fair values reported in other assets and other liabilities. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under the arrangements for financial statement presentation purposes. Gains and losses on these back-to-back swaps, which offset, are recorded through noninterest income. No net gains or losses have been recognized to date on these instruments. As of June 30, 2022, the interest rate swaps had an aggregate notional value of $253.5 million, with a fair value of $9.3 million recorded in other assets and other liabilities. As of December 31, 2021, the interest rate swaps had an aggregate notional value of $175.4 million, with a fair value of $8.0 million recorded in other assets and other liabilities. The weighted average maturity was 6.7 years at June 30, 2022 and 6.7 years at December 31, 2021.
Interest Rate Floors Designated as Cash Flow Hedges
The Company has entered into interest rate floor contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During 2020, the Company entered into two interest rate floor contracts, each with a notional amount of $150.0 million, maturing in October 2023 and November 2023. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. For the three and six months ended June 30, 2022, the Company recognized a loss through other comprehensive income of $0.1 million and $0.2 million, respectively, and reclassified $0.1 million and $0.2 million, respectively, out of accumulated other comprehensive income and into interest income. As of June 30, 2022 and December 31, 2021, the interest rate floors had a fair value of $41 thousand and $290 thousand, respectively, recorded in other assets in the consolidated balance sheet. Over the next twelve months, the Company expects to reclassify $0.5 million from accumulated other comprehensive income into interest income related to these agreements.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
At June 30, 2022
Back-to-back swaps	$253,524	$9,320	Other Assets and Other Liabilities
Interest rate floors	300,000	41	Other Assets

At December 31, 2021
Back-to-back swaps	$175,392	$8,022	Other Assets and Other Liabilities
Interest rate floors	300,000	290	Other Assets

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	June 30, 2022	December 31, 2021
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	$139,805	$134,577

Note 8 – Equity Capital
The Company is well capitalized and at June 30, 2022, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2022 and December 31, 2021 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2022
Financial Assets
Available-for-sale debt securities[1]	$1,800,791	$189	$1,800,602	$—
Derivative financial instruments[2]	9,361	—	9,361	—
Loans held for sale[2]	14,205	—	14,205	—
Loans[3]	5,300	—	1,343	3,957
Other real estate owned[4]	2,419	—	2,419	—
Equity securities[5]	8,564	8,564	—	—
Financial Liabilities
Derivative financial instruments[2]	$9,320	$—	$9,320	$—

At December 31, 2021
Financial Assets
Available-for-sale debt securities[1]	$1,644,319	$197	$1,644,122	$—
Derivative financial instruments[2]	8,312	—	8,312	—
Loans held for sale[2]	31,791	—	31,791	—
Loans[3]	8,443	—	1,558	6,885
Other real estate owned[4]	13,618	—	—	13,618
Equity securities[5]	9,316	9,316	—	—
Financial Liabilities
Derivative financial instruments[2]	$8,022	$—	$8,022	$—
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
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on nonaccrual as of June 30, 2022 and December 31, 2021.
The aggregate fair value and contractual balance of loans held for sale as of June 30, 2022 and December 31, 2021 is as follows:

(In thousands)	June 30, 2022	December 31, 2021
Aggregate fair value	$14,205	$31,791
Contractual balance	13,746	30,963
Excess	459	828
Loans: Loans measured at fair value consist of collateral-dependent real estate loans. Fair value is based on recent real estate appraisals less estimated costs of sale. These evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At June 30, 2022 capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 6.9%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these loans is considered level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $9.0 million with a specific reserve of $3.7 million at June 30, 2022, compared to $13.1 million with a specific reserve of $4.7 million at December 31, 2021.
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the six months ended June 30, 2022, an updated appraisal was obtained on a former branch property, and the value was transferred from Level 3 to Level 2. There were no transfers during the six months ended June 30, 2021.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of June 30, 2022 and December 31, 2021 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Financial Assets
Debt securities held-to-maturity[1]	$794,785	$—	$706,170	$—
Time deposits with other banks	4,730	—	4,598	—
Loans, net	6,445,479	—	—	6,511,612
Financial Liabilities
Deposit liabilities	9,188,953	—	—	9,182,221
Subordinated debt	71,786	—	69,484	—

December 31, 2021
Financial Assets
Debt securities held-to-maturity[1]	$638,640	$—	$627,398	$—
Loans, net	5,833,271	—	—	5,907,447
Financial Liabilities
Deposit liabilities	8,067,589	—	—	8,067,995
Subordinated debt	71,646	—	69,348	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2022 and December 31, 2021:
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
Pro-Forma Information
Pro-forma data presents information as if the acquisition of Legacy Bank occurred at the beginning of 2020, and the acquisitions of BBFC and Sabal Palm occurred at the beginning of 2021, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net interest income	$81,647	$78,315	$158,169	$157,149
Net income	32,755	41,913	58,025	73,205
EPS - basic	$0.53	$0.69	$0.95	$1.21
EPS - diluted	0.53	0.69	0.94	1.24
Proposed Acquisition of Apollo Bancshares, Inc.
On March 29, 2022, the Company announced its proposed acquisition of Apollo Bancshares, Inc. (“Apollo”). The transaction, which is expected to close early in the fourth quarter of 2022, will expand the Company’s presence in Miami-Dade County, part of the Miami-Fort Lauderdale-Pompano Beach MSA, Florida’s largest MSA and the 8th largest in the nation. Apollo operates five branches across Miami-Dade County with deposits of approximately $930.3 million and loans of $736.0 million as of June 30, 2022. Regulatory approvals for the transaction have been received. Completion of the merger remains subject to certain conditions, including the approval of Apollo and Apollo Bank shareholders and the satisfaction of other customary closing conditions.

Proposed Acquisition of Drummond Banking Company.

On May 4, 2022, the Company announced its proposed acquisition of Drummond Banking Company (“Drummond”). The transaction, which is expected to close early in the fourth quarter of 2022, will expand the Company’s presence in new Florida markets including Ocala and Gainesville. Drummond operates 18 branches across North Florida with deposits of approximately $919.0 million and loans of $570.9 million as of June 30, 2022. Completion of the Drummond merger is subject to certain conditions, including the receipt of regulatory approvals, the approval of Drummond shareholders and the satisfaction of other customary closing conditions.

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
The emphasis of this discussion will be on the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2022 compared to December 31, 2021.
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

•changes in borrower credit risks and payment behaviors, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity;
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

Business Developments
Proposed Acquisition of Apollo Bancshares, Inc.
On March 29, 2022, the Company announced its proposed acquisition of Apollo Bancshares, Inc. (“Apollo”). The transaction, which is expected to close early in the fourth quarter of 2022, will expand the Company’s presence in Miami-Dade County, part of the Miami-Fort Lauderdale-Pompano Beach MSA, Florida’s largest MSA and the 8th largest in the nation. Apollo operates five branches across Miami-Dade County with deposits of approximately $930.3 million and loans of $736.0 million as of June 30, 2022. Regulatory approvals for the transaction have been received. Completion of the merger remains subject to certain conditions, including the approval of Apollo and Apollo Bank shareholders and the satisfaction of other customary closing conditions.

Proposed Acquisition of Drummond Banking Company

On May 4, 2022, the Company announced its proposed acquisition of Drummond Banking Company (“Drummond”). The transaction, which is expected to close early in the fourth quarter of 2022, will expand the Company’s presence in new Florida markets including Ocala and Gainesville. Drummond operates 18 branches across North Florida with deposits of approximately $919.0 million and loans of $570.9 million as of June 30, 2022. Completion of the Drummond merger is subject to certain conditions, including the receipt of regulatory approvals, the approval of Drummond shareholders and the satisfaction of other customary closing conditions.

2022 Acquisitions to Date
On January 3, 2022, the Company completed the acquisitions of Sabal Palm Bancorp, Inc. (“Sabal Palm”) in Sarasota, and Business Bank of Florida, Corp. (“BBFC”) in Brevard County, which added a combined $367.9 million in loans, $562.3 million in deposits, and for which the Company recorded a $5.1 million provision for credit losses at acquisition.
Organic Growth and Expansion
Seacoast’s balanced growth strategy includes organic growth initiatives across the state. During the first half of 2022, Seacoast expanded its footprint into Naples/Southwest Florida and Jacksonville/Northeast Florida with key additions to its commercial banking leadership and teams. Over the past several quarters, Seacoast has added experienced bankers in the state’s most dynamic and fastest growing markets and expects to continue to invest in well-established seasoned bankers over the remainder of 2022.

Results of Operations
For the second quarter of 2022, the Company reported net income of $32.8 million, or $0.53 per average diluted share, compared to $20.6 million, or $0.33 per average diluted share, for the first quarter of 2022 and $31.4 million, or $0.56 per average diluted share, for the second quarter of 2021. For the six months ended June 30, 2022, net income totaled $53.3 million, or $0.86 per average diluted share, a decrease of $11.8 million, or 18%, compared to the six months ended June 30, 2021. Adjusted net income1 for the second quarter of 2022 totaled $36.3 million, or $0.59 per average diluted share, compared to $27.1 million, or $0.44 per average diluted share, for the first quarter of 2022 and $33.3 million, or $0.59 per average diluted share, for the second quarter of 2021. For the six months ended June 30, 2022, adjusted net income1 totaled $63.4 million, or $1.03 per average diluted share, compared to $68.7 million, or $1.23 per average diluted share for the six months ended June 30, 2021.
1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
	2022	2022	2021	2022	2021
Return on average tangible assets	1.29%	0.85%	1.48%	1.07%	1.58%
Return on average tangible shareholders' equity	13.01	8.02	13.88	10.46	14.73
Efficiency ratio	56.22	62.33	54.93	59.17	54.05

Adjusted return on average tangible assets[1]	1.38%	1.06%	1.52%	1.23%	1.63%
Adjusted return on average tangible shareholders' equity[1]	13.97	10.01	14.27	11.95	15.12
Adjusted efficiency ratio[1]	53.15	54.86	53.49	53.97	52.72
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Net Interest Income and Margin
Net interest income for the second quarter of 2022 totaled $81.6 million, increasing $5.1 million, or 7%, compared to the first quarter of 2022, and increasing $15.8 million, or 24%, compared to the second quarter of 2021. For the six months ended June 30, 2022, net interest income totaled $158.2 million, an increase of $25.8 million, or 19%, compared to the six months ended June 30, 2021. The increases reflect higher balances and higher yields on securities and loans, partially offset by declines in interest and fees on Paycheck Protection Program (“PPP”) loans. Net interest margin (on a fully tax equivalent basis)1 was 3.38% in the second quarter of 2022, compared to 3.25% in the first quarter of 2022, and 3.23% in the second quarter of 2021. The increase during the second quarter of 2022 reflects increases in yields on both securities and non-PPP loans. Compared to the first quarter of 2022, securities yields increased by 30 basis points to 1.98% and non-PPP loan yields increased by three basis points to 4.27% during the second quarter of 2022. The effect on net interest margin of accretion of purchase discounts on acquired loans were increases of 12 basis points in the second quarter of 2022, 15 basis points in the first quarter of 2022, and 14 basis points in the second quarter of 2021. The effect of interest and fees on PPP loans was an increase of two basis points in the second quarter of 2022, an increase of five basis points in the first quarter of 2022, and an increase of six basis points in the second quarter of 2021. The cost of deposits was six basis points in each of the first and second quarters of 2022, and eight basis points in the second quarter of 2021. The Company’s asset sensitive position, with significant core deposit funding and ample liquidity, will provide benefits in a higher rate environment. Higher interest rates through the remainder of 2022 are expected to contribute to increased net interest margin and to benefit net interest income as the Company’s assets are expected to reprice faster and to a greater degree than its liabilities.
For the six months ended June 30, 2022, net interest margin (on a fully tax equivalent basis)1 was 3.32%, compared to 3.37% for the six months ended June 30, 2021. The yield on securities increased from 1.64% for the six months ended June 30, 2021 to 1.83% for the six months ended June 30, 2022, reflecting the impact of rising interest rates as the Company makes new purchases in higher yielding securities. The yield on non-PPP loans declined from 4.36% for the six months ended June 30, 2021 to 4.25% for the six months ended June 30, 2022, reflecting the impact of elevated levels of prepayments of higher rate loans since mid-2020, and growth in the portfolio during recent periods of low rates. Offsetting and favorable was the decline in the cost of deposits from 10 basis points for the six months ended June 30, 2021 to six basis points for the six months ended June 30, 2022. The effect on net interest margin of purchase discounts on acquired loans was an increase of 14 basis points for the six months ended June 30, 2022 compared to an increase of 15 basis points for the six months ended June 30, 2021. The effect of interest and fees on PPP loans was an increase of three basis points for the six months ended June 30, 2022, compared to an increase of eight basis points for the six months ended June 30, 2021.
The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Second quarter 2022	$81,764	3.38%	3.46%	0.14%
First quarter 2022	76,639	3.25%	3.33%	0.12%
Second quarter 2021	65,933	3.23%	3.33%	0.16%

Six months ended June 30, 2022	158,403	3.32%	3.40%	0.13%
Six months ended June 30, 2021	132,674	3.37%	3.49%	0.19%
1On tax equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Total average loans increased $141.9 million, or 2%, for the second quarter of 2022 compared to the first quarter of 2022, and increased $882.5 million, or 16%, from the second quarter of 2021. The increase compared to the prior quarter reflects organic loan growth while the increase compared to the prior year quarter includes loans acquired from BBFC, Sabal Palm and Legacy Bank.
Average loans as a percentage of average earning assets totaled 67% for the second quarter of 2022, 66% for the first quarter of 2022 and 68% for the second quarter of 2021.
Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2022	2022	2021	2022	2021
Commercial pipeline at period end	$476,693	$619,547	$322,014	$476,693	$322,014
Commercial loan originations	461,855	372,986	193,028	834,841	397,281

Residential pipeline - saleable at period end	14,700	25,745	60,585	14,700	60,585
Residential loans - sold	42,666	51,222	120,099	93,888	258,436

Residential pipeline - portfolio at period end	53,092	87,950	54,132	53,092	54,132
Residential loans - retained	102,996	175,457	118,126	278,453	164,746

Consumer pipeline at period end	75,532	61,613	31,748	75,532	31,748
Consumer originations	126,479	79,010	63,702	205,489	110,447

PPP originations	—	—	23,529	—	256,007
Commercial originations during the second quarter of 2022 were $461.9 million, an increase of $88.9 million, or 24%, compared to the first quarter of 2022, and an increase of $268.8 million, or 139%, compared to the second quarter of 2021. For the six months ended June 30, 2022, commercial originations were $834.8 million compared to $397.3 million for the six months ended June 30, 2021, an increase of $437.6 million, or 110%. Commercial originations remained strong and reflect the addition of well-established commercial bankers and expansion into new markets across the state. The addition of experienced commercial bankers in recent periods is generating disciplined growth in full relationships, including credit facilities, deposit relationships, and wealth opportunities.
The commercial pipeline decreased $142.9 million, or 23%, to $476.7 million at June 30, 2022, compared to a record $619.5 million at March 31, 2022, and increased $154.7 million, or 48%, compared to June 30, 2021. As rates have increased, the Company has maintained its disciplined lending criteria, requiring lower leverage on commercial real estate projects. Despite this, the pipeline remains strong and continues to build.
Residential loans originated for sale in the secondary market totaled $42.7 million in the second quarter of 2022, compared to $51.2 million in the first quarter of 2022 and $120.1 million in the second quarter of 2021. For the six months ended June 30, 2022, residential loans originated for sale in the secondary market totaled $93.9 million compared to $258.4 million for the six months ended June 30, 2021, a decrease of $164.5 million, or 64%. Limited housing inventory and slowing refinance activity contributed to lower production. Residential saleable pipelines were $14.7 million as of June 30, 2022, compared to $25.7 million as of March 31, 2022 and $60.6 million as of June 30, 2021.
Residential loan production retained in the portfolio for the second quarter of 2022 was $103.0 million compared to $175.5 million in the first quarter of 2022 and $118.1 million in the second quarter of 2021. For the six months ended June 30, 2022, residential loan production retained in the portfolio totaled $278.5 million compared to $164.7 million for the six months ended June 30, 2021, an increase of $113.7 million, or 69%. The first quarter of 2022 included the purchase of a $111.3 million wholesale residential home mortgage loan pool, and the second quarter of 2021 included the purchase of a $38.4 million wholesale residential home mortgage loan pool. The Company fully underwrites acquired loans prior to executing transactions. The pipeline of residential loans intended to be retained in the portfolio was $53.1 million as of June 30, 2022, compared to $88.0 million as of March 31, 2022, and $54.1 million as of June 30, 2021.
Consumer originations totaled $126.5 million during the second quarter of 2022, compared to $79.0 million in the first quarter of 2022 and $63.7 million in the second quarter of 2021. For the six months ended June 30, 2022, consumer originations totaled $205.5 million compared to $110.4 million for the six months ended June 30, 2021, an increase of $95.0 million, or 86%. The consumer pipeline was $75.5 million as of June 30, 2022, compared to $61.6 million as of March 31, 2022 and $31.7 million at June 30, 2021. The increases are primarily the result of consumer lending teams that joined the Company in late 2021.
Average debt securities increased $109.9 million, or 5%, during the second quarter of 2022 compared to the first quarter of 2022, and were $885.3 million, or 53%, higher compared to the second quarter of 2021. Increases reflect the investment of excess liquidity, partially offset by paydowns and maturities. Average debt securities were $2.5 billion for the six months ended June 30, 2022, an increase of $869.8 million, or 54%, compared to the six months ended June 30, 2021.
The cost of average interest-bearing liabilities increased two basis points in the second quarter of 2022 to 14 basis points from 12 basis points in the first quarter of 2022, and decreased from 16 basis points in the second quarter of 2021. For the six months ended June 30, 2022, the cost of average interest-bearing liabilities was 0.13%, a decrease of six basis points compared to the six months ended June 30, 2021. The cost of average total deposits (including noninterest bearing demand deposits) was six basis points in both the second quarter of 2022 and the first quarter of 2022 and 8 basis points in the second quarter of 2021, reflecting continued repricing downward of interest-bearing deposits and time deposits. For the six months ended June 30, 2022, the cost of average total deposits (including noninterest bearing demand deposits) was 6 basis points compared to 10 basis points for the six months ended June 30, 2021.
During the second quarter of 2022, average transaction deposits (noninterest and interest bearing demand) increased $349.6 million, or 6%, compared to the first quarter of 2022 and increased $1.3 billion, or 29%, compared to the second quarter of 2021, reflecting the inflow of new customers, including from bank acquisitions, and higher deposit balances for existing customers. For the six months ended June 30, 2022, average transaction deposits (noninterest and interest bearing demand) increased $1.3 billion, or 32%, compared to the six months ended June 30, 2021. The Company’s deposit mix remains favorable, with 95% of average deposit balances comprised of savings, money market, and demand deposits for the six months ended June 30, 2022.
Average balances of sweep repurchase agreements with customers increased $2.3 million, or 2%, quarter-over quarter and $5.1 million, or 4%, year-over-year. For the six months ended June 30, 2022, the average balance was $119.3 million compared to an average balance of $114.2 million for the six months ended June 30, 2021. The average rate on customer sweep repurchase accounts was 0.22% for the six months ended June 30, 2022, compared to 0.13% for the six months ended June 30, 2021.
Subordinated debt balances averaged $71.7 million in each of the first and second quarters of 2022, and $71.5 million in the second quarter of 2021. The average rate on subordinated debt for the second quarter of 2022 was 3.24%, an increase of 77 basis points compared to the first quarter of 2022 and an increase of 87 basis points compared to the second quarter of 2021. For the six months ended June 30, 2022, subordinated debt averaged $71.7 million, compared to $71.4 million for the six months ended June 30, 2021. The average rate on subordinated debt for the six months ended June 30, 2022 was 2.85%, compared to 2.40% for the six months ended June 30, 2021. The subordinated debt relates to trust preferred securities issued by subsidiary trusts of the Company.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2022						2021
	Second Quarter			First Quarter			Second Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$2,517,879	$12,387	1.97%	$2,406,399	$10,041	1.67%	$1,629,410	$6,559	1.61%
Nontaxable	22,443	175	3.12	24,042	177	2.94	25,581	186	2.90
Total Securities	2,540,322	12,562	1.98	2,430,441	10,218	1.68	1,654,991	6,745	1.63

Federal funds sold	644,144	1,281	0.80	738,588	350	0.19	816,455	226	0.11
Other investments	46,257	636	5.51	44,999	583	5.25	108,868	483	1.78

Loans excluding PPP loans	6,454,444	68,647	4.27	6,276,964	65,675	4.24	5,092,897	55,313	4.36
PPP Loans	26,322	741	11.29	61,923	1,523	9.98	505,339	5,127	4.07
Total Loans	6,480,766	69,388	4.29	6,338,887	67,198	4.30	5,598,236	60,440	4.33

Total Earning Assets	9,711,489	83,867	3.46	9,552,915	78,349	3.33	8,178,550	67,894	3.33

Allowance for loan losses	(90,242)			(87,467)			(86,042)
Cash and due from banks	389,695			365,835			327,171
Premises and equipment	74,614			75,876			70,033
Intangible assets	307,411			304,321			235,964
Bank owned life insurance	206,839			205,500			133,484
Other assets	240,712			211,536			166,686
Total Assets	$10,840,518			$10,628,516			$9,025,846

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,262,408	$293	0.05%	$2,097,383	$190	0.04%	$1,692,178	$235	0.06%
Savings	962,264	64	0.03	925,348	65	0.03	790,734	118	0.06
Money market	1,938,421	637	0.13	1,976,660	512	0.11	1,736,481	627	0.14
Time deposits	496,186	436	0.35	560,681	468	0.34	533,350	524	0.39
Securities sold under agreements to repurchase	120,437	94	0.31	118,146	39	0.13	115,512	35	0.12
Other borrowings	71,740	579	3.24	71,670	436	2.47	71,460	422	2.37
Total Interest-Bearing Liabilities	5,851,456	2,103	0.14	5,749,888	1,710	0.12	4,939,715	1,961	0.16
Noninterest demand	3,520,700			3,336,121			2,799,643
Other liabilities	117,794			141,972			116,093
Total Liabilities	9,489,950			9,227,981			7,855,451

Shareholders' equity	1,350,568			1,400,535			1,170,395

Total Liabilities & Equity	$10,840,518			$10,628,516			$9,025,846

Cost of deposits			0.06%			0.06%			0.08%
Interest expense as a % of earning assets			0.09%			0.07%			0.10%
Net interest income as a % of earning assets		$81,764	3.38%		$76,639	3.25%		$65,933	3.23%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2022			2021
	Year to Date			Year to Date
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$2,462,447	$22,428	1.82%	$1,590,152	$12,857	1.62%
Nontaxable	23,238	352	3.03	25,756	373	2.90
Total Securities	2,485,685	22,780	1.83	1,615,908	13,230	1.64

Federal funds sold	691,105	1,631	0.48	556,425	299	0.11
Other investments	45,631	1,219	5.39	96,422	996	2.08

Loans excluding PPP loans	6,366,194	134,322	4.25	5,121,114	110,817	4.36
PPP Loans	44,024	2,264	10.37	557,247	12,013	4.35
Total Loans	6,410,218	136,586	4.30	5,678,361	122,830	4.36

Total Earning Assets	9,632,639	162,216	3.40	7,947,116	137,355	3.49

Allowance for loan losses	(88,862)			(88,873)
Cash and due from banks	377,831			291,626
Premises and equipment	75,241			72,141
Intangible assets	305,875			236,640
Bank owned life insurance	206,173			132,785
Other assets	226,205			165,658
Total Assets	$10,735,102			$8,757,093

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,180,351	$483	0.04%	$1,646,587	$493	0.06%
Savings	943,908	129	0.03	756,693	255	0.07
Money market	1,957,435	1,149	0.12	1,673,559	1,297	0.16
Time deposits	528,255	904	0.35	621,844	1,711	0.55
Securities sold under agreements to repurchase	119,298	133	0.22	114,181	76	0.13
Other borrowings	71,706	1,015	2.85	71,425	849	2.40
Total Interest-Bearing Liabilities	5,800,953	3,813	0.13	4,884,289	4,681	0.19
Noninterest demand	3,428,921			2,616,856
Other liabilities	129,815			102,450
Total Liabilities	9,359,689			7,603,595

Shareholders' equity	1,375,413			1,153,498

Total Liabilities & Equity	$10,735,102			$8,757,093

Cost of deposits			0.06%			0.10%
Interest expense as a % of earning assets			0.08%			0.12%
Net interest income as a % of earning assets		$158,403	3.32%		$132,674	3.37%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $17.0 million for the second quarter of 2022, an increase of $1.6 million, or 10%, compared to the first quarter of 2022 and an increase of $1.6 million, or 11%, from the second quarter of 2021. Noninterest income totaled $32.3 million for the six months ended June 30, 2022, a decrease of $0.7 million, or 2%, compared to the six months ended June 30, 2021.
Noninterest income is detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2022	2022	2021	2022	2021
Service charges on deposit accounts	$3,408	$2,801	$2,338	$6,209	$4,676
Interchange income	4,255	4,128	4,145	8,383	7,965
Wealth management income	2,774	2,659	2,387	5,433	4,710
Mortgage banking fees	932	1,686	2,977	2,618	7,202
Marine finance fees	312	191	177	503	366
SBA gains	473	156	232	629	519
BOLI income	1,349	1,334	872	2,683	1,731
Other income	3,761	2,870	2,249	6,631	5,993
	17,264	15,825	15,377	33,089	33,162
Securities losses, net	(300)	(452)	(55)	(752)	(169)
Total	$16,964	$15,373	$15,322	$32,337	$32,993
Service charges on deposits were $3.4 million in the second quarter of 2022, $2.8 million in the first quarter of 2022 and $2.3 million in the second quarter of 2021. For the six months ended June 30, 2022, service charges on deposits totaled $6.2 million, an increase of $1.5 million, or 33%, compared to the six months ended June 30, 2021. Increases in fees reflect growth in commercial deposit relationships and changes in monthly maintenance and ATM fees. Overdraft-related fees for both consumer and commercial accounts represent 38% of total service charges on deposits for the six months ended June 30, 2022, and 39% for the six months ended June 30, 2021.
Interchange income increased to $4.3 million for the second quarter of 2022, compared to $4.1 million for the first quarter of 2022, and $4.1 million for the second quarter of 2021. For the six months ended June 30, 2022, interchange income totaled $8.4 million, an increase of $0.4 million, or 5%, compared to the six months ended June 30, 2021.
Wealth management income, including trust fees and brokerage commissions and fees, was $2.8 million in the second quarter of 2022, increasing $0.1 million, or 4%, from the first quarter of 2022 and increasing $0.4 million, or 16%, compared to the second quarter of 2021. For the six months ended June 30, 2022, wealth management income totaled $5.4 million, an increase of $0.7 million, or 15%, compared to the six months ended June 30, 2021, as the team continues to deliver strong returns through the addition of new relationships.
Mortgage banking fees decreased by $0.8 million, or 45%, to $0.9 million in the second quarter of 2022 compared to the first quarter of 2022, and decreased $2.0 million, or 69%, compared to the second quarter of 2021, reflecting lower saleable production due to the impact of rising interest rates and limited housing inventory. For the six months ended June 30, 2022, mortgage banking fees totaled $2.6 million, a decrease of $4.6 million, or 64%, compared to the six months ended June 30, 2021.
SBA gains were $0.5 million in the second quarter of 2022, compared to $0.2 million in the first quarter of 2022, and $0.2 million in the second quarter of 2021. The increase reflects improved saleable loan production for the second quarter of 2022. For the six months ended June 30, 2022, SBA gains totaled $0.6 million, an increase of $0.1 million, or 21%, compared to the six months ended June 30, 2021.
Bank owned life insurance (“BOLI”) income was $1.3 million for the second quarter of 2022, flat compared to the first quarter of 2022 and an increase of 55% compared to the second quarter of 2021. The increase year-over-year is attributed to additions of $69.1 million in BOLI from acquisitions and purchases during 2021. BOLI income totaled $2.7 million for the six months ended June 30, 2022 and $1.7 million for the six months ended June 30, 2021.

Other income was $3.8 million in the second quarter of 2022, an increase of $0.9 million quarter-over-quarter and an increase of $1.5 million year-over-year, reflecting higher loan-swap related income. For the six months ended June 30, 2022, other income totaled $6.6 million, an increase of $0.6 million, or 11%, compared to the six months ended June 30, 2021.
The Company recognized $0.3 million in securities losses in the second quarter of 2022 compared to $0.5 million in the first quarter of 2022 and $0.1 million in the second quarter of 2021.
Noninterest Expenses
For the second quarter of 2022, the efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses), was 56.22% compared to 62.33% for the first quarter of 2022 and 54.93% for the second quarter of 2021. The higher efficiency ratio in the first quarter of 2022 primarily reflects the impact of merger-related expenses. For the six months ended June 30, 2022, the efficiency ratio was 59.17% compared to 54.05% for the six months ended June 30, 2021.
The adjusted efficiency ratio12was 53.15% in the second quarter of 2022, compared to 54.86% in the first quarter of 2022 and 53.49% in the second quarter of 2021. In the second quarter of 2022, adjusted noninterest expense1 as a percent of average tangible assets was 2.00% compared to 1.99% for the first quarter of 2022 and 1.98% for the second quarter of 2021. For the six months ended June 30, 2022 the adjusted efficiency ratio1 was 53.97% compared to 52.72% for the six months ended June 30, 2021. The Company expects that the adjusted efficiency ratio1 will continue to be in the low 50s for the remainder of 2022.

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except ratios)	2022	2022	2021	2022	2021
Noninterest expense, as reported	$56,148	$58,917	$45,784	$115,065	$91,904

Merger-related charges	(3,039)	(6,692)	(509)	(9,731)	(1,090)
Amortization of intangibles	(1,446)	(1,446)	(1,212)	(2,892)	(2,423)
Branch reductions and other expense initiatives	—	(74)	(663)	(74)	(1,112)
Adjusted noninterest expense[1]	$51,663	$50,705	$43,400	$102,368	$87,279

Foreclosed property expense and net gain on sale	968	164	90	1,132	155
Provision for credit losses on unfunded commitments	—	(142)	—	(142)	—

Net adjusted noninterest expense[1]	$52,631	$50,727	$43,490	$103,358	$87,434

Efficiency ratio	56.22%	62.33%	54.93%	59.17%	54.05%
Adjusted efficiency ratio[1,2]	53.15	54.86	53.49	53.97	52.72
Adjusted noninterest expense as a percent of average tangible assets[1,2]	2.00	1.99	1.98	2.00	2.07
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

Noninterest expense for the second quarter of 2022 totaled $56.1 million, a decrease of $2.8 million, or 5%, compared to the first quarter of 2022, and an increase of $10.4 million, or 23%, from the second quarter of 2021. For the six months ended June 30, 2022, noninterest expenses totaled $115.1 million, an increase of $23.2 million, or 25%, compared to the six months ended June 30, 2021. Noninterest expenses are detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2022	2022	2021	2022	2021
Salaries and wages	$28,056	$28,219	$22,966	$56,275	$44,359
Employee benefits	4,151	5,501	3,953	9,652	8,933
Outsourced data processing costs	6,043	6,156	4,676	12,199	9,144
Telephone/data lines	908	733	838	1,641	1,623
Occupancy	4,050	3,986	3,310	8,036	7,099
Furniture and equipment	1,588	1,426	1,166	3,014	2,420
Marketing	1,882	1,171	1,002	3,053	2,170
Legal and professional fees	2,946	4,789	2,182	7,735	4,764
FDIC assessments	699	789	515	1,488	1,041
Amortization of intangibles	1,446	1,446	1,212	2,892	2,423
Foreclosed property expense and net gain on sale	(968)	(164)	(90)	(1,132)	(155)
Provision for credit losses on unfunded commitments	—	142	—	142	—
Other	5,347	4,723	4,054	10,070	8,083
Total	$56,148	$58,917	$45,784	$115,065	$91,904
Salaries and wages totaled $28.1 million for the second quarter of 2022, $28.2 million for the first quarter of 2022, and $23.0 million for the second quarter of 2021. The second quarter of 2022 reflects higher compensation costs, with ongoing investments in commercial banking talent and production support roles, which was more than offset by higher merger-related expenses in the first quarter of 2022 associated with the BBFC and Sabal Palm acquisitions. For the six months ended June 30, 2022, salaries and wages totaled $56.3 million, an increase of $11.9 million, or 27%, compared to the six months ended June 30, 2021. The increase compared to the prior year period reflects higher salaries from headcount added through acquisitions and investments made to support organic growth.
During the second quarter of 2022, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $4.2 million, a decrease of $1.4 million, or 25%, compared to the first quarter of 2022, and an increase of $0.2 million, or 5%, compared to the second quarter of 2021. The first quarter of 2022 included higher seasonal payroll taxes and 401(k) contributions. For the six months ended June 30, 2022, employee benefit costs totaled $9.7 million, an increase of $0.7 million, or 8%, compared to the six months ended June 30, 2021 primarily related to growth in the associate base.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $6.0 million, $6.2 million, and $4.7 million for the second quarter of 2022, first quarter of 2022, and second quarter of 2021, respectively. For the six months ended June 30, 2022 and June 30, 2021, outsourced data processing costs totaled $12.2 million and $9.1 million, respectively. The increase year-over-year reflects increased cost associated with growth in the company’s footprint as well as ongoing upgrades to the Company’s various technology platforms.
Telephone and data line expenditures, including electronic communications with customers and between branch and customer support locations and personnel, as well as with third-party data processors, were $0.9 million, $0.7 million, and $0.8 million for the second quarter of 2022, first quarter of 2022, and second quarter of 2021, respectively. Telephone and data line expenditures totaled $1.6 million in each of the six months ended June 30, 2022 and 2021.
Total occupancy, furniture and equipment expenses were $5.6 million in the second quarter of 2022, $5.4 million in the first quarter of 2022, and $4.5 million in the second quarter of 2021. Increases compared to the second quarter of 2021 relate to expansion of the branch footprint through acquisitions and through organic growth into new markets including Naples, Sarasota and Jacksonville. For the six months ended June 30, 2022, total occupancy, furniture and equipment expenses totaled $11.1 million, compared to $9.5 million for the six months ended June 30, 2021.

Marketing expenses totaled $1.9 million in the second quarter of 2022, $1.2 million in the first quarter of 2022, and $1.0 million in the second quarter of 2021. Increases quarter-over-quarter are primarily the result of marketing campaigns focused on our expansion markets. For the six months ended June 30, 2022, marketing expenses totaled $3.1 million, an increase of $0.9 million, or 41%, compared to the six months ended June 30, 2021.
Legal and professional fees for the second quarter of 2022 were $2.9 million, a decrease of $1.8 million, or 38%, compared to the first quarter of 2022, and an increase of $0.8 million, or 35%, compared to the second quarter of 2021. For the six months ended June 30, 2022, legal and professional fees totaled $7.7 million, an increase of $3.0 million, or 62%, compared to the six months ended June 30, 2021. Acquisition-related expenses were $1.4 million in the second quarter of 2022, $2.9 million in the first quarter of 2022, and $0.5 million in the second quarter of 2021.
FDIC assessments were $0.7 million for the second quarter of 2022, $0.8 million in the first quarter of 2022, and $0.5 million in the second quarter of 2021. For the six months ended June 30, 2022, FDIC assessments totaled $1.5 million compared to $1.0 million for the six months ended June 30, 2021.
A provision of $0.1 million was recorded for potential credit losses on unfunded lending commitments in the first quarter of 2022 attributed to the acquisitions of BBFC and Sabal Palm.
Other expense totaled $5.3 million, $4.7 million and $4.1 million for the second quarter of 2022, the first quarter of 2022 and the second quarter of 2021, respectively. For the six months ended June 30, 2022, other expense totaled $10.1 million, an increase of $2.0 million, or 25%, compared to the six months ended June 30, 2021, reflecting higher recruiting and production-related costs.
The Company expects to maintain expense discipline while investing for growth. Expenses in the third quarter of 2022 are expected to increase, primarily as a result of continued investments in talent and scaling the business.
Provision for Credit Losses
The provision for credit losses was $0.8 million for the second quarter of 2022 compared to a provision of $6.6 million for the first quarter of 2022 and a reversal of provision of $4.9 million for the second quarter of 2021. The first quarter of 2022 included $5.1 million in provisioning for loans acquired in the Sabal Palm and BBFC transactions. The reversal in the second quarter of 2021 lowered the ratio of allowance for credit losses to total loans, reflecting improvement in the economic forecast at that time.

Income Taxes
For the second quarter of 2022, the Company recorded tax expense of $8.9 million compared to $5.8 million in the first quarter of 2022 and $8.8 million in the second quarter of 2021. During the second quarter of 2022, the Company received a $1.0 million refund of Florida corporate income tax paid in prior periods. Tax benefits related to stock-based compensation totaled $0.4 million in the second quarter of 2022, $0.5 million in the first quarter of 2022, and $0.6 million in the second quarter of 2021. For the six months ended June 30, 2022, tax expense totaled $14.7 million, a decrease of $4.2 million, or 22%, compared to the six months ended June 30, 2021 due primarily to lower pre-tax income.

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

Reconciliation of Non-GAAP Measures

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2022	2022	2021	2022	2021
Net income, as reported:
Net income	$32,755	$20,588	$31,410	$53,343	$65,129

Noninterest Income	$16,964	$15,373	$15,322	$32,337	$32,993
Securities losses, net	300	452	55	752	169
Total adjustments to noninterest income	300	452	55	752	169
Total Adjusted Noninterest Income	$17,264	$15,825	$15,377	$33,089	$33,162

Noninterest Expense	56,148	$58,917	$45,784	$115,065	$91,904
Merger-related charges	(3,039)	(6,692)	(509)	(9,731)	(1,090)
Amortization of intangibles	(1,446)	(1,446)	(1,212)	(2,892)	(2,423)
Branch reductions and other expense initiatives[1]	—	(74)	(663)	(74)	(1,112)
Total adjustments to noninterest expense	(4,485)	(8,212)	(2,384)	(12,697)	(4,625)
Total Adjusted Noninterest Expense	$51,663	$50,705	$43,400	$102,368	$87,279

Income Taxes	$8,886	$5,834	$8,785	$14,720	$18,942
Tax effect of adjustments	1,213	2,196	598	3,409	1,175
Total adjustments to income taxes	1,213	2,196	598	3,409	1,175
Adjusted income taxes	10,099	8,030	9,383	18,129	20,117
Adjusted net income	$36,327	$27,056	$33,251	$63,383	$68,748

Earnings per diluted share, as reported	$0.53	$0.33	$0.56	$0.86	$1.17
Adjusted diluted earnings per share	0.59	0.44	0.59	1.03	1.23
Average diluted shares outstanding	61,923	61,704	55,901	61,818	55,827

Adjusted Noninterest Expense	$51,663	$50,705	$43,400	$102,368	$87,279
Foreclosed property expense and net (loss) gain on sale	968	164	90	1,132	155
Provision for credit losses on unfunded commitments	—	(142)	—	(142)	—
Net Adjusted Noninterest Expense	$52,631	$50,727	$43,490	$103,358	$87,434

Revenue	$98,611	$91,895	$81,124	$190,506	$165,405
Total adjustments to revenue	300	452	55	752	169
Impact of FTE adjustment	117	117	131	234	262
Adjusted revenue on a fully tax equivalent basis	$99,028	$92,464	$81,310	$191,492	$165,836
Adjusted Efficiency Ratio	53.15%	54.86%	53.49%	53.97%	52.72%
Net Adjusted Noninterest Expense as a Percent of Average Tangible Assets[2]	2.00%	1.99%	1.98%	2.00%	2.07%

Net Interest Income	$81,647	$76,522	$65,802	$158,169	$132,412
Impact of FTE adjustment	117	117	131	234	262
Net interest income including FTE adjustment	81,764	76,639	65,933	158,403	132,674
Noninterest income	16,964	15,373	15,322	32,337	32,993
Noninterest expense	56,148	58,917	45,784	115,065	91,904
Pre-Tax Pre-Provision Earnings	42,580	33,095	35,471	75,675	73,763
Adjustments to noninterest income	300	452	55	752	169
Adjustments to noninterest expense	(3,517)	(8,190)	(2,294)	(11,707)	(4,470)
Adjusted Pre-Tax Pre-Provision Earnings	$46,397	$41,737	$37,820	$88,134	$78,402

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2022	2022	2021	2022	2021

Average Assets	$10,840,518	$10,628,516	$9,025,846	$10,735,102	$8,757,093
Less average goodwill and intangible assets	(307,411)	(304,321)	(235,964)	(305,875)	(236,640)
Average Tangible Assets	$10,533,107	$10,324,195	$8,789,882	$10,429,227	$8,520,453

Return on Average Assets (ROA)	1.21%	0.79%	1.40%	1.00%	1.50%
Impact of removing average intangible assets and related amortization	0.08	0.06	0.08	0.07	0.08
Return on Average Tangible Assets (ROTA)	1.29	0.85	1.48	1.07	1.58
Impact of other adjustments for Adjusted Net Income	0.09	0.21	0.04	0.16	0.05
Adjusted Return on Average Tangible Assets	1.38%	1.06%	1.52%	1.23%	1.63%

Average Shareholders' Equity	$1,350,568	$1,400,535	$1,170,395	$1,375,413	$1,153,498
Less average goodwill and intangible assets	(307,411)	(304,321)	(235,964)	(305,875)	(236,640)
Average Tangible Equity	$1,043,157	$1,096,214	$934,431	$1,069,538	$916,858

Return on Average Shareholders' Equity	9.73%	5.96%	10.76%	7.82%	11.39%
Impact of removing average intangible assets and related amortization	3.28	2.06	3.12	2.64	3.34
Return on Average Tangible Common Equity (ROTCE)	13.01	8.02	13.88	10.46	14.73
Impact of other adjustments for Adjusted Net Income	0.96	1.99	0.39	1.49	0.39
Adjusted Return on Average Tangible Common Equity	13.97%	10.01%	14.27%	11.95%	15.12%

Loan Interest Income[2]	$69,388	$67,198	$60,440	$136,586	$122,830
Accretion on acquired loans	(2,720)	(3,717)	(2,886)	(6,437)	(5,754)
Interest and fees on PPP loans	(741)	(1,523)	(5,127)	(2,264)	(12,013)
Loan interest income excluding PPP and accretion on acquired loans[2]	$65,927	$61,958	$52,427	$127,885	$105,063

Yield on Loans[2]	4.29%	4.30%	4.33%	4.30%	4.36%
Impact of accretion on acquired loans	(0.16)	(0.24)	(0.21)	(0.21)	(0.20)
Impact of PPP loans	(0.03)	(0.06)	0.01	(0.04)	(0.02)
Yield on loans excluding PPP and accretion on acquired loans[2]	4.10%	4.00%	4.13%	4.05%	4.14%

Net Interest Income[2]	$81,764	$76,639	$65,933	$158,403	$132,674
Accretion on acquired loans	(2,720)	(3,717)	(2,886)	(6,437)	(5,754)
Interest and fees on PPP loans	(741)	(1,523)	(5,127)	(2,264)	(12,013)
Net interest income excluding PPP and accretion on acquired loans[2]	$78,303	$71,399	$57,920	$149,702	$114,907

Net Interest Margin[2]	3.38%	3.25%	3.23%	3.32%	3.37%
Impact of accretion on acquired loans	(0.12)	(0.15)	(0.14)	(0.14)	(0.15)
Impact of PPP loans	(0.02)	(0.05)	(0.06)	(0.03)	(0.08)
Net interest margin excluding PPP and accretion on acquired loans[2]	3.24%	3.05%	3.03%	3.15%	3.14%

Loan Interest Income[2]	$69,388	$67,198	$60,440	$136,586	$122,830
Tax equivalent adjustment to loans	(81)	(80)	(92)	(161)	(184)
Loan interest income excluding tax equivalent adjustment	$69,307	$67,118	$60,348	$136,425	$122,646

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2022	2022	2021	2022	2021

Securities Interest Income[2]	$12,562	$10,218	$6,745	$22,780	$13,230
Tax equivalent adjustment to securities	(36)	(37)	(39)	(73)	(78)
Securities interest income excluding tax equivalent adjustment	$12,526	$10,181	$6,706	$22,707	$13,152

Net Interest Income[2]	$81,764	$76,639	$65,933	$158,403	$132,674
Tax equivalent adjustments to loans	(81)	(80)	(92)	(161)	(184)
Tax equivalent adjustments to securities	(36)	(37)	(39)	(73)	(78)
Net interest income excluding tax equivalent adjustments	$81,647	$76,522	$65,802	$158,169	$132,412
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company's branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.
Financial Condition
Total assets increased $1.1 billion at June 30, 2022, or 12%, from December 31, 2021, reflecting organic growth, the acquisitions of BBFC and Sabal Palm, which combined added $661.0 million in assets, as well as higher cash and securities balances due to higher customer deposit balances.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note 3 – Securities” of the Company’s condensed consolidated financial statements.
At June 30, 2022, the Company had $1.8 billion in securities available-for-sale and $794.8 million in securities held-to-maturity. The Company's total debt securities portfolio increased $312.6 million, or 14%, from December 31, 2021.
During the six months ended June 30, 2022, there were $680.3 million of debt security purchases and $213.9 million in paydowns and maturities over the same period. The Company obtained securities in the first quarter of 2022 as part of the acquisition of BBFC which had a fair value of $26.0 million and were immediately sold with no gain or loss recognized. For the six months ended June 30, 2021, there were $669.2 million of debt security purchases and $361.9 million in paydowns and maturities over the same period. For the six months ended June 30, 2021, the Company had $56.2 million in proceeds from the sales of securities with a net loss of $0.1 million.
Debt securities generally return principal and interest monthly. The modified duration of the available-for-sale portfolio at June 30, 2022 was 3.3, compared to 3.1 at December 31, 2021.
At June 30, 2022, available-for-sale securities had gross unrealized losses of $163.2 million and gross unrealized gains of $0.7 million, compared to gross unrealized losses of $20.9 million and gross unrealized gains of $11.5 million at December 31, 2021. The decline in value was the result of rising interest rates and changes in interest rate spreads during the period. The Company assesses securities in an unrealized loss position on a quarterly basis. As of June 30, 2022, the Company expected to recover the entire amortized cost basis of these securities, and therefore, no allowance for credit losses was recorded.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury and U.S. government agencies and obligations of U.S. government sponsored entities totaled $2.1 billion, or 81%, of the total portfolio.
The portfolio includes $166.2 million, with a fair value of $158.8 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $146.5 million, with a fair value of $139.6 million, in private label mortgage-backed residential securities with weighted average credit support of 22%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate mortgage loans. Non-guaranteed agency commercial securities totaled $19.7 million, with a fair value of $19.3 million. These securities have weighted average credit support of 21%. The collateral underlying these mortgages is primarily pooled multifamily loans.

The Company also has invested $315.2 million in uncapped 3-month LIBOR floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of June 30, 2022, all of the Company’s collateralized loan obligations were in AAA/AA tranches with average credit support of 32%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
Held-to-maturity securities consist solely of mortgage-backed securities and collateralized mortgage obligations guaranteed by government agencies.
At June 30, 2022, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at June 30, 2022, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $6.5 billion at June 30, 2022, a $616.5 million increase from December 31, 2021. Changes during the first half of 2022 included $367.9 million added through bank acquisitions, and the purchase of a $111.3 million residential loan pool in the first quarter of 2022. Removing the impacts of loans added through acquisitions and the purchased pool, loans grew 7% on an annualized basis in each of the first and second quarters of 2022. The Company expects loan growth to continue, with an annualized growth rate, excluding bank acquisitions, in the high single digits for the remainder of 2022.
For the six months ended June 30, 2022, the Company originated $834.8 million in commercial and commercial real estate loans, compared to $397.3 million for the six months ended June 30, 2021, an increase of $437.6 million, or 110%. The late-stage loan pipeline for commercial and commercial real estate loans totaled $476.7 million at June 30, 2022. The addition of well-established commercial bankers and expansion into new markets across the state has generated disciplined loan growth.
The Company originated $278.5 million in residential loans retained in the portfolio during the six months ended June 30, 2022, compared to $164.7 million during the six months ended June 30, 2021, an increase of $113.7 million, or 69%. Residential loans retained in the portfolio includes the $111.3 million purchased residential loan pool consisting of 30-year fixed rate jumbo residential loans purchased in the first quarter of 2022 and the $38.4 million purchased residential loan pool consisting of 30-year fixed rate jumbo residential loans purchased in the second quarter of 2021. Saleable production decreased for the six months ended June 30, 2022, to $93.9 million compared to $258.4 million during the six months ended June 30, 2021, reflecting the impact of increasing interest rates and limited housing inventory.
Consumer originations totaled $205.5 million for the six months ended June 30, 2022, an increase of $95.0 million, or 86%, compared to the six months ended June 30, 2021. The increase is primarily the result of consumer lending teams that joined in late 2021.
The Company remains committed to sound risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).

The following tables detail loan portfolio composition at June 30, 2022 and December 31, 2021 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in Note 4-Loans.

	June 30, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$320,596	$29,391	$38	$350,025
Commercial real estate - owner-occupied	979,173	255,850	19,320	1,254,343
Commercial real estate - non owner-occupied	1,457,626	438,184	76,730	1,972,540
Residential real estate	1,442,435	198,901	6,129	1,647,465
Commercial and financial	1,018,258	92,610	13,903	1,124,771
Consumer	171,315	3,886	—	175,201
Paycheck Protection Program	10,518	6,685	—	17,203
Totals	$5,399,921	$1,025,507	$116,120	$6,541,548

	December 31, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$199,341	$31,438	$45	$230,824
Commercial real estate - owner-occupied	983,517	186,812	27,445	1,197,774
Commercial real estate - non owner-occupied	1,278,180	382,554	75,705	1,736,439
Residential real estate	1,261,306	156,957	7,091	1,425,354
Commercial and financial	968,318	84,395	16,643	1,069,356
Consumer	169,507	4,658	10	174,175
Paycheck Protection Program	69,503	21,604	—	91,107
Totals	$4,929,672	$868,418	$126,939	$5,925,029
The amortized cost basis of loans at June 30, 2022 included net deferred costs of $30.8 million on non-PPP portfolio loans and net deferred fees of $0.3 million on PPP loans. At December 31, 2021, the amortized cost basis included net deferred costs of $31.0 million on non-PPP portfolio loans and net deferred fees of $2.4 million on PPP loans. At June 30, 2022, the remaining fair value adjustments on acquired loans was a net discount of $21.4 million, or 1.8%, of the outstanding acquired loan balances. At December 31, 2021, the remaining fair value adjustments for acquired loans was a net discount of $23.1 million, or 2.3%, of the acquired loan balances. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Commercial real estate (“CRE”) loans, inclusive of owner-occupied CRE, increased by $292.7 million, or 10%, in the six months ended June 30, 2022, totaling $3.2 billion at June 30, 2022 compared to $2.9 billion at December 31, 2021. Owner-occupied CRE loans represent $1.3 billion, or 39%, of the commercial real estate portfolio.
Residential real estate loans increased $222.1 million, or 16%, to $1.6 billion as of June 30, 2022, compared to December 31, 2021. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At June 30, 2022, approximately $314.4 million, or 19%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans, which includes hybrid adjustable-rate mortgages, compared to $278.9 million, or 20%, at December 31, 2021. Fixed-rate mortgages totaled approximately $952.0 million, or 56%, at June 30, 2022, compared to $773.7 million, or 54%, at December 31, 2021. Home equity lines of credit (“HELOCs”), primarily floating rates, totaled $381.1 million at June 30, 2022 and $336.6 million at December 31, 2021. Borrowers in the residential real estate portfolio have an average credit score of 750. Specifically for HELOCs, borrowers have an average credit score of 763. The average LTV of our HELOC portfolio is 67% with 37% of the portfolio being in first lien position at June 30, 2022, compared to an average LTV of 69% with 42% of the portfolio being in the first lien position at December 31, 2021.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $1.0 million, or 1%, to total $175.2 million, compared to $174.2 million at December 31, 2021. Borrowers in the consumer portfolio have an average credit score of 736.

At June 30, 2022, the Company had unfunded loan commitments of $2.2 billion, compared to $2.0 billion at December 31, 2021.
Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $1.5 billion and represented 22% of the total portfolio at June 30, 2022, compared to $1.2 billion, or 20%, at year-end 2021.
The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at June 30, 2022 aggregated to $378.9 million, of which $228.3 million was funded, compared to $312.0 million at December 31, 2021, of which $157.8 million was funded. The Company had 189 commercial and commercial real estate relationships in excess of $5 million totaling $2.2 billion, of which $1.6 billion was funded at June 30, 2022, compared to 174 relationships totaling $1.9 billion at December 31, 2021, of which $1.4 billion was funded.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital were 29% and 192%, respectively, at June 30, 2022, compared to 21% and 177%, respectively, at December 31, 2021. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 27% and 176%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded.
At June 30, 2022, the Company had $1.6 billion in loans secured by residential real estate and $3.2 billion in loans secured by commercial real estate, representing 25% and 49% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality
Nonperforming assets (“NPAs”) at June 30, 2022 totaled $28.9 million, and were comprised of $26.4 million of nonaccrual loans, and $2.4 million of other real estate owned (“OREO”). Compared to December 31, 2021, nonaccrual loans decreased $4.2 million, primarily the result of paydowns. The decrease in OREO of $11.2 million reflects $12.8 million in sales and $0.1 million of write-downs, offset by $1.0 million added upon closure of a branch property, $0.1 million in acquired OREO, and $0.6 million in capital expenditures. Overall, NPAs decreased $15.4 million, or 35%, from $44.2 million as of December 31, 2021. At June 30, 2022, approximately 66% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At June 30, 2022, nonaccrual loans reflected cumulative write downs of approximately $4.8 million, including reserves on individually evaluated loans.
Nonperforming loans to total loans outstanding at June 30, 2022 decreased to 0.40% from 0.52% at December 31, 2021. Nonperforming assets to total assets at June 30, 2022 decreased to 0.27% from 0.46% at December 31, 2021.
The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.
The Company pursues loan restructurings in select cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing TDRs totaled $4.0 million at June 30, 2022, compared to $3.9 million at December 31, 2021. Accruing TDRs are excluded from the nonperforming asset ratios.

The table below sets forth details related to nonaccrual and accruing restructured loans.

	June 30, 2022
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$—	$11	$11	$5
Commercial real estate - owner-occupied	131	1,440	1,571	97
Commercial real estate - non owner-occupied	5,253	1,337	6,590	—
Residential real estate	2,937	6,307	9,244	3,462
Commercial and financial	4,063	4,569	8,632	304
Consumer	78	316	394	154
Total	$12,462	$13,980	$26,442	$4,022

	December 31, 2021
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$—	$259	$259	$12
Commercial real estate - owner-occupied	261	3,705	3,966	101
Commercial real estate - non owner-occupied	3,218	2,687	5,905	—
Residential real estate	5,130	7,915	13,045	3,298
Commercial and financial	2,914	3,955	6,869	318
Consumer	46	508	554	188
Total	$11,569	$19,029	$30,598	$3,917
At June 30, 2022 and December 31, 2021, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	June 30, 2022		December 31, 2021
(In thousands)	Number	Amount	Number	Amount
Maturity extended	51	$4,940	56	$5,385
Rate reduction	20	1,113	25	2,769
Chapter 7 bankruptcies	7	220	1	39
Not elsewhere classified	6	189	12	378
Total	84	$6,461	94	$8,571
During the six months ended June 30, 2022, there was one default totaling $2 thousand on a loan that had been modified to a TDR within the preceding twelve months. During the six months ended June 30, 2021, there were two defaults totaling $0.1 million of loans that had been modified to a TDR within the preceding twelve months. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, has been charged off or has been transferred to OREO.
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
During the second quarter of 2022, the Company recorded a provision of $0.8 million, reflecting the impact of higher loans outstanding. The first quarter of 2022 included a provision of $5.1 million for loans acquired in the BBFC and Sabal Palm acquisitions as well as the impact of organic loan growth during the quarter. The Company reported net recoveries for the second quarter of 2022 of $0.1 million and, for the four most recent quarters, net charge-offs averaged 0.04% of outstanding loans.
The ratio of allowance for credit losses to total loans was 1.39% at June 30, 2022, 1.39% at March 31, 2022, and 1.49% at June 30, 2021. Excluding PPP loans, the ratio of allowance for credit losses to total loans at June 30, 2022 was 1.39%, compared to 1.40% at March 31, 2022 and 1.60% at June 30, 2021.
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
As of December 31, 2021, the Company ceased issuance of new LIBOR loans. As of June 30, 2022, the Company has approximately $218 million in existing loans for which the repricing index is tied to LIBOR. The Company's swap agreements and other derivatives are governed by the International Swap Dealers Association (“ISDA”). ISDA has developed fallback language for swap agreements and has established a protocol to allow counterparties to modify legacy trades to include the new fallback language. The Company also invests in securities and has issued subordinated debt tied to LIBOR. The Company continues to monitor regulatory and legislative activity with regard to these products to identify and execute necessary actions to facilitate the transition to alternative reference rates.
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
The Company does not rely on and is not dependent upon off-balance sheet financing or significant amounts of wholesale funding. Brokered deposits at June 30, 2022 were $106.8 million, an increase compared to $8.0 million at December 31, 2021, which reflected the Company’s year-end liquidity management activities.
Cash and cash equivalents, including interest bearing deposits, totaled $901.4 million on a consolidated basis at June 30, 2022, compared to $737.7 million at December 31, 2021. Higher cash and cash equivalent balances at June 30, 2022 reflect the benefit of deposits acquired from BBFC and Sabal Palm in addition to favorable organic deposit growth.

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available-for-sale and interest-bearing deposits. The Company is also able to provide short-term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At June 30, 2022, the Company had available unsecured lines of credit of $165.0 million and secured lines of credit, which are subject to change, of $2.2 billion. In addition, the Company had $2.1 billion of debt securities and $744.8 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2021, the Company had available unsecured lines of $165.0 million and secured lines of credit of $1.6 billion, and $1.9 billion of debt securities and $614.2 million in residential and commercial real estate loans available as collateral.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the second quarter of 2022, Seacoast Bank distributed $8.4 million to the Company and, at June 30, 2022, is eligible to distribute dividends to the Company of approximately $169.5 million without prior regulatory approval. At June 30, 2022, the Company had cash and cash equivalents at the parent of approximately $104.4 million compared to $98.5 million at December 31, 2021.
Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

	June 30,	December 31,
(In thousands, except ratios)	2022	2021
Noninterest demand	$3,593,201	$3,075,534
Interest-bearing demand	2,269,148	1,890,212
Money market	1,911,847	1,651,881
Savings	946,738	895,019
Time certificates of deposit	468,019	554,943
Total deposits	$9,188,953	$8,067,589

Customer sweep accounts	$110,578	$121,565

Noninterest demand deposits as % of total deposits	39%	38%
The Company’s balance sheet continues to be primarily funded by core deposits.
Total deposits increased $1.1 billion, or 14%, to $9.2 billion at June 30, 2022, compared to $8.1 billion at December 31, 2021. The increase reflects growth in existing customer balances, the addition of new customers and the impact of the BBFC and Sabal Palm acquisitions, which added $166.3 million and $396.0 million, respectively, in deposits during the first quarter of 2022.
Since December 31, 2021, interest bearing deposits (interest bearing demand, savings and money market deposits) increased $690.6 million, or 16%, to $5.1 billion, and CDs decreased $86.9 million, or 16%, to $468.0 million. Noninterest demand deposits were higher by $517.7 million, or 17%, compared to year-end 2021, totaling $3.6 billion. Noninterest demand deposits represented 39% of total deposits at both June 30, 2022 and December 31, 2021.
As of June 30, 2022 and December 31, 2021, the Company did not hold any brokered CDs.
Customer repurchase agreements totaled $110.6 million at June 30, 2022, decreasing $11.0 million from December 31, 2021. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.
At June 30, 2022 and December 31, 2021, borrowings were comprised of subordinated debt of $71.8 million and $71.6 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and there were no borrowings from FHLB during any of the periods presented.
The weighted average interest rate of outstanding subordinated debt related to trust preferred securities was 2.85% and 2.40% for the six months ended June 30, 2022 and June 30, 2021, respectively.

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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $2.2 billion at June 30, 2022 and $2.0 billion at December 31, 2021.
Capital Resources
The Company’s equity capital at June 30, 2022 increased $18.8 million, or 1%, from December 31, 2021 to $1.3 billion. Changes in equity included increases from net income of $53.3 million, and the issuance of $94.1 million in equity in connection with the BBFC and Sabal Palm acquisitions, partially offset by the issuance of a common stock dividend totaling $18.5 million and the decrease in accumulated other comprehensive income of $116.5 million attributed to the impact of rising interest rates on the market value of available-for-sale debt securities.
The ratio of shareholders’ equity to period end total assets was 12.30% and 13.54% at June 30, 2022 and December 31, 2021, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.74% and 11.09% at June 30, 2022 and December 31, 2021, respectively. The decrease was due to growth in the balance sheet, the result of bank acquisitions and deposit growth, and the impact on equity of the decline in value of available-for-sale securities due to rising interest rates in the first half of 2022.
Activity in shareholders’ equity for the six months ended June 30, 2022 and 2021 follows:

(In thousands)	2022	2021
Beginning balance at December 31, 2021 and 2020	$1,310,736	$1,130,402
Net income	53,343	65,129
Common stock issued for stock options	3,442	2,270
Issuance of common stock and conversion of options pursuant to acquisitions	94,067	—
Stock compensation, net of Treasury shares acquired	3,035	2,361
Issuance of common share dividend	(18,510)	(7,246)
Change in accumulated other comprehensive income	(116,538)	(10,569)
Ending balance at June 30, 2022 and 2021	$1,329,575	$1,182,347
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

June 30, 2022	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	17.70%	16.25%	10.00%
Tier 1 Capital Ratio	16.77	15.33	8.00
Common Equity Tier 1 Ratio (CET1)	15.80	15.33	6.50
Leverage Ratio	11.61	10.61	5.00
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 17.70% at June 30, 2022, a decrease from 18.21% at December 31, 2021, primarily due to growth including the acquisitions of Sabal Palm and BBFC. At June 30, 2022, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.61%, well above the minimum to be well capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $169.5 million of dividends to the Company.
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
The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $71.8 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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
The contractual term of a loan excludes expected extensions, renewals, and modification unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (“TDR”) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and not unconditionally cancellable by the Company.
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
Note 5 to the financial statements (titled “Allowance for Credit Losses”) summarizes the Company’s allocation of the allowance for credit losses on loans by loan segment and provides detail regarding charge-offs and recoveries for each loan segment and the composition of the loan portfolio.
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
The Company also holds 11,330 shares of Visa Class B stock, which, following resolution of Visa’s litigation, will be converted to Visa Class A shares. Under the current conversion rate that became effective June 29, 2022, the Company expects to receive 1.6059 shares of Class A stock for each share of Class B stock for a total of 18,194 shares of Visa Class A stock. The Company’s ownership is related to prior ownership in Visa's network while Visa operated as a cooperative. This ownership is recorded on the Company's financial records at a zero basis.
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
Contingent Liabilities – Critical Accounting Policies and Estimates
Seacoast is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of the Company's business activities. These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or its advisers may learn of additional information that can affect the assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At June 30, 2022 and December 31, 2021, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on July 1, 2022, holding all balances on the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net
Change in Interest Rates	Interest Income
	1-12 months	13-24 months
+2.00%	10.3%	14.6%
+1.00%	5.1%	7.2%
Current	—%	—%
-1.00%	(3.4%)	(7.7%)
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 27.1% at June 30, 2022. This result includes assumptions for core deposit re-pricing from a statistical study commissioned from a third party consulting group.
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

% Change in
Change in Interest Rates	Economic Value of
Equity
+2.00%	11.0%
+1.00%	6.0%
Current	—%
-1.00%	(6.6%)
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2022 and concluded that those disclosure controls and procedures are effective.
During the quarter ended June 30, 2022, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six month period ended June 30, 2022, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
1/1/22 to 1/31/22	940	$35.39	—	$100,000
2/1/22 to 2/28/22	—	—	—	100,000
3/1/22 to 3/31/22	—	—	—	100,000
Total - 1st Quarter	940	$35.39	—	$100,000
4/1/22 to 4/30/22	39,489	34.34	—	100,000
5/1/22 to 5/31/22	—	—	—	100,000
6/1/22 to 6/30/22	—	—	—	100,000
Total - 2nd Quarter	39,489	$34.34	—	$100,000
[1]Shares purchased from January 1, 2022 through June 30, 2022 represent shares surrendered to the Company to satisfy tax withholding related to the exercise of stock options and the vesting of share-based awards.

On December 15, 2021, the Company's Board of Directors authorized the renewal of the Company’s share repurchase program, under which the Company may, from time to time, purchase up to $100 million of its shares of outstanding common stock. Under the share repurchase program, which will expire on December 31, 2022, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date. As of June 30, 2022, no shares of the Company's common stock had been repurchased under the program.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 2.1 Agreement and Plan of Merger dated March 29, 2022 by and among the Company, Seacoast Bank, Apollo Bancshares, Inc. and Apollo Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed April 1, 2022.

Exhibit 2.2 Agreement and Plan of Merger dated May 4, 2022 by and among the Company, Seacoast Bank, Drummond Banking Company and Drummond Community Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed May 10, 2022.

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

Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 4, 2022	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

August 4, 2022	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer