Form 10-Q
period 2022-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2022-11-04
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR

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

Common Stock, $0.10 Par Value – 61,476,328 shares as of September 30, 2022

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Interest and fees on loans	$73,970	$64,424	$210,395	$187,070
Interest and dividends on securities	15,791	7,918	38,497	21,070
Interest on interest bearing deposits and other investments	1,643	867	4,493	2,162
Total Interest Income	91,404	73,209	253,385	210,302

Interest on deposits	1,623	849	3,384	2,894
Interest on time certificates	380	583	1,284	2,294
Interest on borrowed money	1,117	453	2,264	1,378
Total Interest Expense	3,120	1,885	6,932	6,566

Net Interest Income	88,284	71,324	246,453	203,736

Provision for credit losses	4,676	5,091	12,054	(5,479)

Net Interest Income after Provision for Credit Losses	83,608	66,233	234,399	209,215

Noninterest income:
Service charges on deposit accounts	3,504	2,495	9,713	7,171
Interchange income	4,138	4,131	12,521	12,096
Wealth management income	2,732	2,562	8,165	7,272
Mortgage banking fees	434	2,550	3,052	9,752
Marine finance fees	209	152	712	518
SBA gains	108	812	737	1,331
BOLI income	1,363	1,128	4,046	2,859
Other	3,977	5,228	10,608	11,221
	16,465	19,058	49,554	52,220
Securities losses, net	(362)	(30)	(1,114)	(199)
Total Noninterest Income	16,103	19,028	48,440	52,021

Noninterest Expense:
Salaries and wages	28,420	27,919	84,695	72,278
Employee benefits	4,074	4,177	13,726	13,110
Outsourced data processing costs	5,393	5,610	17,592	14,754
Telephone / data lines	973	810	2,614	2,433
Occupancy	5,046	3,541	13,082	10,640
Furniture and equipment	1,462	1,567	4,476	3,987
Marketing	1,461	1,353	4,514	3,523
Legal and professional fees	3,794	4,151	11,529	8,915
FDIC assessments	760	651	2,248	1,692

Amortization of intangibles	1,446	1,306	4,338	3,729
Foreclosed property expense and net loss (gain) on sale	9	66	(1,123)	(89)
Provision for credit losses on unfunded commitments	1,015	133	1,157	133
Other	7,506	3,984	17,576	12,067
Total Noninterest Expense	61,359	55,268	176,424	147,172

Income Before Income Taxes	38,352	29,993	106,415	114,064
Provision for income taxes	9,115	7,049	23,835	25,991
Net Income	$29,237	$22,944	$82,580	$88,073

Share Data
Net income per share of common stock
Diluted	$0.47	$0.40	$1.33	$1.56
Basic	0.48	0.40	1.35	1.57
Average common shares outstanding
Diluted	61,961	57,645	61,867	56,441
Basic	61,442	57,148	61,327	55,954

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net Income	$29,237	$22,944	$82,580	$88,073

Other comprehensive (loss) income:

Available-for-sale securities:
Unrealized losses on available-for-sale securities, net of tax benefit of $20.3 million and $56.8 million for the three and nine months ended September 30, 2022, respectively, and net of tax benefit of $1.3 million and $4.3 million for the three and nine months ended September 30, 2021, respectively	$(63,736)	$(4,459)	$(180,221)	$(15,014)
Amortization of unrealized gains and losses on securities transferred to held-to-maturity, net of tax benefit of $3 thousand and $4 thousand for the three and nine months ended September 30, 2022, respectively, and tax expense of $5 thousand and $16 thousand for the three and nine months ended September 30, 2021, respectively	(11)	21	(9)	65
Reclassification adjustment for losses included in net income, net of tax benefit of $19 thousand for the nine months ended September 30, 2021	—	—	—	91
Available-for-sale securities, net of tax	$(63,747)	$(4,438)	$(180,230)	$(14,858)

Unrealized gains (losses) on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $22 thousand and $3 thousand for the three and nine months ended September 30, 2022, respectively, and tax benefit of $32 thousand and $83 thousand for the three and nine months ended September 30, 2021, respectively	65	(94)	10	(243)

Total other comprehensive (loss) income	$(63,682)	$(4,532)	$(180,220)	$(15,101)

Comprehensive (Loss) Income	$(34,445)	$18,412	$(97,640)	$72,972

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2022	2021
Assets
Cash and due from banks	$176,463	$238,750
Interest bearing deposits with other banks	42,152	498,979
Total cash and cash equivalents	218,615	737,729

Time deposits with other banks	4,481	—

Debt securities:
Securities available-for-sale (at fair value)	1,860,734	1,644,319
Securities held-to-maturity (fair value $645.4 million at September 30, 2022 and $627.4 million at December 31, 2021)	774,706	638,640
Total debt securities	2,635,440	2,282,959

Loans held for sale (at fair value)	1,620	31,791

Loans	6,690,845	5,925,029
Less: Allowance for credit losses	(95,329)	(83,315)
Loans, net of allowance for credit losses	6,595,516	5,841,714

Bank premises and equipment, net	81,648	72,404
Other real estate owned	2,419	13,618
Goodwill	286,606	252,154
Other intangible assets, net	18,583	14,845
Bank owned life insurance	209,087	205,041
Net deferred tax assets	83,139	27,321
Other assets	208,081	201,857
Total Assets	$10,345,235	$9,681,433

Liabilities
Deposits	$8,765,414	$8,067,589
Securities sold under agreements to repurchase, maturing within 30 days	94,191	121,565
Subordinated debt	71,857	71,646
Other liabilities	125,971	109,897
Total Liabilities	9,057,433	8,370,697

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 61,909,774 and outstanding 61,476,328 at September 30, 2022, and authorized 120,000,000, issued 58,909,369 and outstanding 58,504,250 shares at December 31, 2021	6,148	5,850
Other shareholders' equity	1,281,654	1,304,886
Total Shareholders' Equity	1,287,802	1,310,736
Total Liabilities and Shareholders' Equity	$10,345,235	$9,681,433

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$82,580	$88,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,267	4,139
Amortization of premiums and discounts on securities, net	630	5,353
Amortization of operating lease right-of-use assets	4,434	3,263
Other amortization and accretion, net	557	(11,715)
Stock based compensation	6,620	7,492
Origination of loans designated for sale	(148,444)	(406,392)
Sale of loans designated for sale	184,045	438,422
Provision for credit losses	12,054	(5,479)
Deferred income taxes	1,309	3,325
Losses on sale of securities	—	73
Gains on sale of loans	(5,082)	(12,450)
Gains on sale and write-downs of other real estate owned	(1,302)	(380)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	1,127	684
Changes in operating assets and liabilities, net of effects from acquired companies:
Net (increase) decrease in other assets	(6,273)	4,899
Net increase (decrease) in other liabilities	10,841	(14,543)
Net cash provided by operating activities	$147,363	$104,764

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	219,868	417,189
Maturities and repayments of debt securities held-to-maturity	69,665	103,254
Proceeds from sale of debt securities available-for-sale	26,011	57,209
Purchases of debt securities available-for-sale	(673,656)	(848,122)
Purchases of debt securities held-to-maturity	(206,065)	(235,077)
Maturities of time deposits with other banks	1,992	—
Net new loans and principal repayments	(282,514)	559,920
Purchases of loans held for investment	(111,292)	(236,699)
Proceeds from sale of other real estate owned	14,208	4,954
Additions to other real estate owned	(590)	(2,134)
Proceeds from sale of FHLB and Federal Reserve Bank Stock	—	3,945
Purchase of FHLB and Federal Reserve Bank Stock	(3,428)	(59)
Net cash from bank acquisitions	208,933	98,100
Purchase of bank owned life insurance	—	(50,000)
Additions to bank premises and equipment	(11,799)	(1,697)
Net cash used in investing activities	$(748,667)	$(129,217)

 See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash Flows from Financing Activities
Net increase in deposits	$135,545	$906,690
Net decrease in repurchase agreements	(27,374)	(14,061)
Repayments of FHLB borrowings with original maturities of more than three months	—	(33,000)
Stock based employee benefit plans	3,031	3,287
Dividends paid	(29,012)	(14,856)
Net cash provided by financing activities	$82,190	$848,060
Net (decrease) increase in cash and cash equivalents	(519,114)	823,607
Cash and cash equivalents at beginning of period	737,729	404,088
Cash and cash equivalents at end of period	$218,615	$1,227,695

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,906	$8,334
Cash paid during the period for taxes	19,591	28,200
Recognition of operating lease right-of-use assets, other than through bank acquisitions, net of terminations	1,968	35
Recognition of operating lease liabilities, other than through bank acquisitions, net of terminations	1,968	35

Supplemental disclosure of non-cash investing activities:
Transfer of debt securities from available-for-sale to held-to-maturity	$—	$210,805
Unsettled purchases of debt securities available-for-sale	—	8,064
Transfers from bank premises to other real estate owned	1,008	3,318

See notes to unaudited condensed consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at June 30, 2022	61,410	$6,141	$1,065,167	$393,431	$(11,632)	$(123,532)	$1,329,575
Comprehensive income (loss)	—	—	—	29,237	—	(63,682)	(34,445)
Stock based compensation expense	21	—	2,504	—	—	—	2,504
Common stock transactions related to stock based employee benefit plans	7	3	(33)	—	93	—	63
Common stock issued for stock options	38	4	603	—	—	—	607
Dividends on common stock ($0.17 per share)	—	—	—	(10,502)	—	—	(10,502)
Three months ended September 30, 2022	66	7	3,074	18,735	93	(63,682)	(71,015)
Balance at September 30, 2022	61,476	$6,148	$1,068,241	$412,166	$(11,539)	$(187,214)	$1,287,802

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at June 30, 2021	55,436	$5,544	$862,598	$314,584	$(10,180)	$9,801	$1,182,347
Comprehensive income	—	—	—	22,944	—	(4,532)	18,412
Stock based compensation expense	23	—	2,358	—	—	—	2,358
Common stock transactions related to stock based employee benefit plans	25	5	(22)	—	34	—	17
Common stock issued for stock options	178	17	2,885	—	—	—	2,902
Issuance of common stock, pursuant to acquisition	2,687	269	86,218	—	—	—	86,487
Conversion of options, pursuant to acquisition	—	—	5,607	—	—	—	5,607
Dividends on common stock ($0.13 per share)	—	—	—	(7,610)	—	—	(7,610)
Three months ended September 30, 2021	2,913	291	97,046	15,334	34	(4,532)	108,173
Balance at September 30, 2021	58,349	$5,835	$959,644	$329,918	$(10,146)	$5,269	$1,290,520

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at December 31, 2021	58,504	$5,850	$963,851	$358,598	$(10,569)	$(6,994)	$1,310,736
Comprehensive income (loss)	—	—	—	82,580	—	(180,220)	(97,640)
Stock based compensation expense	21	—	6,620	—	—	—	6,620
Common stock transactions related to stock based employee benefit plans	183	21	(69)	—	(970)	—	(1,018)
Common stock issued for stock options	218	22	4,027	—	—	—	4,049
Issuance of common stock, pursuant to acquisition	2,550	255	89,979	—	—	—	90,234
Conversion of options, pursuant to acquisition	—	—	3,833	—	—	—	3,833
Dividends on common stock ($0.47 per share)	—	—	—	(29,012)	—	—	(29,012)
Nine months ended September 30, 2022	2,972	298	104,390	53,568	(970)	(180,220)	(22,934)
Balance at September 30, 2022	61,476	$6,148	$1,068,241	$412,166	$(11,539)	$(187,214)	$1,287,802

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at December 31, 2020	55,243	$5,524	$856,092	$256,701	$(8,285)	$20,370	$1,130,402
Comprehensive income (loss)	—	—	—	88,073	—	(15,101)	72,972
Stock based compensation expense	23	—	6,620	—	—	—	6,620
Common stock transactions related to stock based employee benefit plans	139	17	(40)	—	(1,861)	—	(1,884)
Common stock issued for stock options	257	25	5,147	—	—	—	5,172
Issuance of common stock, pursuant to acquisition	2,687	269	86,218	—	—	—	86,487
Conversion of options, pursuant to acquisition	—	—	5,607	—	—	—	5,607
Dividends on common stock ($0.26 per share)	—	—	—	(14,856)	—	—	(14,856)
Nine months ended September 30, 2021	3,106	311	103,552	73,217	(1,861)	(15,101)	160,118
Balance at September 30, 2021	58,349	$5,835	$959,644	$329,918	$(10,146)	$5,269	$1,290,520
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
Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Recently Issued Accounting Standards, Not Yet Adopted
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors, and introduces new disclosures related to modifications with borrowers that are experiencing financial difficulties. ASU 2022-02 also requires the disclosure of current-period gross write-offs by year of origination for financing receivables held at amortized cost. The amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. The impact to the Company’s consolidated financial statements of the adoption of ASU 2022-02 is not expected to be material.

Note 2 – Earnings per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

For the three and nine months ended September 30, 2022, 1,505 options to purchase shares of the Company’s common stock were anti-dilutive. For the three and nine months ended September 30, 2021, no options to purchase shares of the Company's common stock were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Basic earnings per share
Net income	$29,237	$22,944	$82,580	$88,073
Average common shares outstanding	61,442	57,148	61,327	55,954
Net income per share	$0.48	$0.40	$1.35	$1.57

Diluted earnings per share
Net income	$29,237	$22,944	$82,580	$88,073
Average common shares outstanding	61,442	57,148	61,327	55,954
Add: Dilutive effect of employee restricted stock and stock options	519	497	540	487
Average diluted shares outstanding	61,961	57,645	61,867	56,441
Net income per share	$0.47	$0.40	$1.33	$1.56
Net income has not been allocated to unvested restricted stock awards that are participating securities because the amounts that would be allocated are not material to net income per share of common stock. Unvested restricted stock awards that are participating securities represent less than one percent of all of the outstanding shares of common stock for each of the periods presented.

Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$5,398	$4	$(330)	$5,072
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,573,618	86	(220,135)	1,353,569
Private mortgage-backed securities and collateralized mortgage obligations	183,740	22	(11,798)	171,964
Collateralized loan obligations	314,214	—	(12,140)	302,074
Obligations of state and political subdivisions	30,167	139	(2,251)	28,055
Totals	$2,107,137	$251	$(246,654)	$1,860,734

Debt securities held-to-maturity
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$774,706	$65	$(129,332)	$645,439
Totals	$774,706	$65	$(129,332)	$645,439

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$6,466	$316	$(3)	$6,779
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,234,721	8,308	(20,309)	1,222,720
Private mortgage-backed securities and collateralized mortgage obligations	88,096	1,091	(420)	88,767
Collateralized loan obligations	292,751	63	(124)	292,690
Obligations of state and political subdivisions	31,624	1,740	(1)	33,363
Totals	$1,653,658	$11,518	$(20,857)	$1,644,319

Debt securities held-to-maturity
Mortgage-backed securities of U.S. government-sponsored entities	$638,640	$3,828	$(15,070)	$627,398
Totals	$638,640	$3,828	$(15,070)	$627,398
During the first quarter of 2022, securities with a fair value of $26.0 million obtained in the acquisition of Business Bank of Florida Corp. were immediately sold. No gain or loss was recognized on the sale. There were no other sales of securities during the three and nine months ended September 30, 2022. Proceeds from the sales of securities for the three and nine months ended September 30, 2021 were $1.0 million, and $57.2 million, respectively, resulting in gross gains of $0.2 million and gross losses of $0.3 million. Also included in “Securities losses, net” are decreases of $0.4 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, and decreases of $30 thousand and $0.1 million for the three and nine months ended September 30, 2021, respectively, in the value of an investment in shares of a mutual fund that invests in CRA-qualified debt securities.
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
At September 30, 2022, debt securities with a fair value of $387.8 million were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2022
	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$1,546	$1,544
Due after one year through five years	—	—	15,959	15,817
Due after five years through ten years	—	—	3,788	3,645
Due after ten years	—	—	14,272	12,121
	—	—	35,565	33,127
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	774,706	645,439	1,573,618	1,353,569
Private mortgage-backed securities and collateralized mortgage obligations	—	—	183,740	171,964
Collateralized loan obligations	—	—	314,214	302,074
Totals	$774,706	$645,439	$2,107,137	$1,860,734
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

	September 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$3,987	$(318)	$292	$(12)	$4,279	$(330)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	941,663	(119,928)	398,769	(100,207)	1,340,432	(220,135)
Private mortgage-backed securities and collateralized mortgage obligations	162,976	(10,801)	7,721	(997)	170,697	(11,798)
Collateralized loan obligations	249,362	(10,404)	52,711	(1,736)	302,073	(12,140)
Obligations of state and political subdivisions	23,049	(2,172)	421	(79)	23,470	(2,251)
Totals	$1,381,037	$(143,623)	$459,914	$(103,031)	$1,840,951	$(246,654)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$97	$(1)	$245	$(2)	$342	$(3)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	955,881	(19,575)	11,953	(734)	967,834	(20,309)
Private mortgage-backed securities and collateralized mortgage obligations	33,640	(173)	9,628	(247)	43,268	(420)
Collateralized loan obligations	123,202	(81)	9,461	(43)	132,663	(124)
Obligations of state and political subdivisions	499	(1)	—	—	499	(1)
Totals	$1,113,319	$(19,831)	$31,287	$(1,026)	$1,144,606	$(20,857)

At September 30, 2022, the Company had unrealized losses of $220.1 million on mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.3 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2022, no allowance for credit losses has been recorded.
At September 30, 2022, the Company had $12.1 million of unrealized losses in floating rate collateralized loan obligations (“CLOs”) having a fair value of $302.1 million. CLOs are special purpose vehicles and those in which the Company has invested acquire nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of September 30, 2022, all positions held by the Company are in AAA and AA tranches, with average credit support of 37% and 36%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2022, no allowance for credit losses has been recorded.
At September 30, 2022, the Company had $11.8 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $170.7 million. The collateral underlying these mortgage investments is primarily residential real estate. The securities have average credit support of 20%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2022, no allowance for credit losses has been recorded.
At September 30, 2022, the Company had $2.3 million of unrealized losses on municipal securities having a fair value of $23.5 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. As a result, as of September 30, 2022, no allowance for credit losses has been recorded.
All held-to-maturity (“HTM”) debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. As a result, as of September 30, 2022, no allowance for credit losses has been recorded.
Included in Other Assets at September 30, 2022 is $38.2 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances, which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on available-for-sale (“AFS”) securities and HTM debt securities of $5.8 million and $1.3 million, respectively, at September 30, 2022, and $3.4 million and $1.0 million, respectively, at December 31, 2021, is included in Other Assets. Also included in Other Assets is an $8.2 million investment in a CRA-qualified mutual fund carried at fair value.
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
•Residential real estate: Loans are extended to consumer customers and collateralized primarily by 1-4 family residential properties and include fixed and variable rate mortgages, home equity mortgages, and home equity lines of credit. Loans are primarily written based on conventional loan agency guidelines, including loans that exceed agency value limitations. Sources of repayment are largely dependent on the occupant of the residential property.
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
In the third quarter of 2022, to align with the Company’s transition of the calculation of expected credit losses to a new modeling tool, $100 million in loans to commercial borrowers collateralized by residential properties were reclassified from “Residential real estate” to “Commercial real estate - non owner-occupied.”

The following tables present net loan balances by segment as of:

	September 30, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$338,070	$23,808	$35	$361,913
Commercial real estate - owner-occupied	988,614	245,943	18,902	1,253,459
Commercial real estate - non owner-occupied	1,568,138	469,363	70,113	2,107,614
Residential real estate	1,488,359	106,597	4,809	1,599,765
Commercial and financial	1,091,665	78,406	12,313	1,182,384
Consumer	176,895	3,521	—	180,416
Paycheck Protection Program	1,616	3,678	—	5,294
Totals	$5,653,357	$931,316	$106,172	$6,690,845

	December 31, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$199,341	$31,438	$45	$230,824
Commercial real estate - owner occupied	983,517	186,812	27,445	1,197,774
Commercial real estate - non-owner occupied	1,278,180	382,554	75,705	1,736,439
Residential real estate	1,261,306	156,957	7,091	1,425,354
Commercial and financial	968,318	84,395	16,643	1,069,356
Consumer	169,507	4,658	10	174,175
Paycheck Protection Program	69,503	21,604	—	91,107
Totals	$4,929,672	$868,418	$126,939	$5,925,029
The amortized cost basis of loans at September 30, 2022 included net deferred costs of $30.1 million. At December 31, 2021, the amortized cost basis included net deferred costs of $31.0 million on non-PPP portfolio loans and net deferred fees of $2.4 million on PPP loans. At September 30, 2022, the remaining fair value adjustments on acquired loans were $19.1 million, or 1.8% of the outstanding acquired loan balances, compared to $23.1 million, or 2.3% of the acquired loan balances at December 31, 2021. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $17.6 million and $14.7 million at September 30, 2022 and December 31, 2021, respectively.

The following tables present the status of net loan balances as of September 30, 2022 and December 31, 2021.

	September 30, 2022
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$338,063	$—	$—	$—	$7	$338,070
Commercial real estate - owner-occupied	987,534	—	—	—	1,080	988,614
Commercial real estate - non owner-occupied	1,568,107	—	—	—	31	1,568,138
Residential real estate	1,476,907	4,458	291	—	6,703	1,488,359
Commercial and financial	1,087,617	1,197	119	—	2,732	1,091,665
Consumer	176,351	387	47	—	110	176,895
Paycheck Protection Program[1]	1,315	29	272	—	—	1,616
Total Portfolio Loans	$5,635,894	$6,071	$729	$—	$10,663	$5,653,357

Acquired Non-PCD Loans
Construction and land development	$23,808	$—	$—	$—	$—	$23,808
Commercial real estate - owner-occupied	245,943	—	—	—	—	245,943
Commercial real estate - non owner-occupied	467,459	122	—	738	1,044	469,363
Residential real estate	105,653	426	—	—	518	106,597
Commercial and financial	77,935	89	—	—	382	78,406
Consumer	3,263	26	6	—	226	3,521
Paycheck Protection Program[1]	3,671	—	7	—	—	3,678
Total Acquired Non-PCD Loans	$927,732	$663	$13	$738	$2,170	$931,316

PCD Loans
Construction and land development	$33	$—	$—	$—	$2	$35
Commercial real estate - owner-occupied	18,343	—	—	—	559	18,902
Commercial real estate - non owner-occupied	66,965	—	—	—	3,148	70,113
Residential real estate	3,852	260	—	—	697	4,809
Commercial and financial	8,088	—	—	—	4,225	12,313
Consumer	—	—	—	—	—	—
Total PCD Loans	$97,281	$260	$—	$—	$8,631	$106,172

Total Loans	$6,660,907	$6,994	$742	$738	$21,464	$6,690,845

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.2 million and $0.3 million in interest income on nonaccrual loans during each of the three months ended September 30, 2022 and 2021, respectively. The Company recognized $1.4 million and $0.9 million in interest income on nonaccrual loans during the nine months ended September 30, 2022 and 2021, respectively.

The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	September 30, 2022
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$9	$—	$9	$—
Commercial real estate - owner-occupied	1,080	559	1,639	45
Commercial real estate - non owner-occupied	2,342	1,881	4,223	1,300
Residential real estate	7,684	234	7,918	173
Commercial and financial	4,980	2,359	7,339	1,472
Consumer	46	290	336	290
Totals	$16,141	$5,323	$21,464	$3,280

	December 31, 2021
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$37	$222	$259	$92
Commercial real estate - owner-occupied	2,976	990	3,966	419
Commercial real estate - non owner-occupied	4,490	1,415	5,905	27
Residential real estate	12,358	687	13,045	357
Commercial and financial	2,676	4,193	6,869	2,384
Consumer	29	525	554	525
Totals	$22,566	$8,032	$30,598	$3,804
Collateral-Dependent Loans
Loans are considered collateral-dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral-dependent loans as of:

(In thousands)	September 30, 2022	December 31, 2021
Construction and land development	$11	$271
Commercial real estate - owner-occupied	2,368	4,706
Commercial real estate - non owner-occupied	3,218	4,923
Residential real estate	9,779	16,334
Commercial and financial	5,476	8,741
Consumer	481	741
Totals	$21,333	$35,716
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
The following tables present the risk rating of loans by year of origination as of:

	September 30, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$138,044	$127,715	$12,724	$17,839	$6,943	$12,573	$46,064	$361,902
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard Impaired	—	—	—	—	—	11	—	11
Doubtful	—	—	—	—	—	—	—	—
Total	$138,044	$127,715	$12,724	$17,839	$6,943	$12,584	$46,064	$361,913
Commercial real estate - owner-occupied
Risk Ratings:
Pass	$137,279	$194,852	$153,023	$180,220	$116,511	$445,680	$13,926	$1,241,491
Special Mention	694	—	—	—	764	2,909	—	4,367
Substandard	—	—	—	2,646	—	1,956	—	4,602
Substandard Impaired	—	—	—	314	304	2,381	—	2,999
Doubtful	—	—	—	—	—	—	—	—
Total	$137,973	$194,852	$153,023	$183,180	$117,579	$452,926	$13,926	$1,253,459
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	$379,918	$430,128	$213,128	$291,043	$194,840	$548,896	$26,578	$2,084,531
Special Mention	—	—	738	—	—	1,436	—	2,174
Substandard	—	—	4,709	—	5,515	5,724	—	15,948
Substandard Impaired	—	—	1,044	1,849	31	2,037	—	4,961
Doubtful	—	—	—	—	—	—	—	—
Total	$379,918	$430,128	$219,619	$292,892	$200,386	$558,093	$26,578	$2,107,614
Residential real estate
Risk Ratings:
Pass	$165,480	$496,317	$104,888	$69,576	$89,632	$249,545	$411,635	$1,587,073
Special Mention	24	—	50	—	—	343	843	1,260
Substandard	—	—	—	—	—	—	194	194
Substandard Impaired	—	—	136	123	86	8,896	1,997	11,238
Doubtful	—	—	—	—	—	—	—	—
Total	$165,504	$496,317	$105,074	$69,699	$89,718	$258,784	$414,669	$1,599,765

	September 30, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial and financial
Risk Ratings:
Pass	$220,218	$292,894	$151,871	$75,083	$51,569	$59,354	$299,146	$1,150,135
Special Mention	1,288	452	121	566	205	333	361	3,326
Substandard	—	—	11,098	5,756	1,875	2,304	256	21,289
Substandard Impaired	6	—	204	270	4,298	2,829	27	7,634
Doubtful	—	—	—	—	—	—	—	—
Total	$221,512	$293,346	$163,294	$81,675	$57,947	$64,820	$299,790	$1,182,384
Consumer
Risk Ratings:
Pass	$36,074	$41,798	$25,282	$18,908	$12,322	$18,192	$24,793	$177,369
Special Mention	—	31	136	58	10	160	1,914	2,309
Substandard	—	—	12	12	2	8	223	257
Substandard Impaired	—	7	24	57	52	130	211	481
Doubtful	—	—	—	—	—	—	—	—
Total	$36,074	$41,836	$25,454	$19,035	$12,386	$18,490	$27,141	$180,416
Paycheck Protection Program
Risk Ratings:
Pass	$—	$3,210	$2,084	$—	$—	$—	$—	$5,294
Total	$—	$3,210	$2,084	$—	$—	$—	$—	$5,294
Consolidated
Risk Ratings:
Pass	$1,077,013	$1,586,914	$663,000	$652,669	$471,817	$1,334,240	$822,142	$6,607,795
Special Mention	2,006	483	1,045	624	979	5,181	3,118	13,436
Substandard	—	—	15,819	8,414	7,392	9,992	673	42,290
Substandard Impaired	6	7	1,408	2,613	4,771	16,284	2,235	27,324
Doubtful	—	—	—	—	—	—	—	—
Total	$1,079,025	$1,587,404	$681,272	$664,320	$484,959	$1,365,697	$828,168	$6,690,845

	December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$94,318	$23,860	$38,058	$25,507	$3,995	$15,466	$29,349	$230,553
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard Impaired	—	—	—	222	—	49	—	271
Doubtful	—	—	—	—	—	—	—	—
Total	$94,318	$23,860	$38,058	$25,729	$3,995	$15,515	$29,349	$230,824
Commercial real estate - owner-occupied
Risk Ratings:
Pass	$205,404	$154,432	$179,786	$132,353	$125,763	$363,986	$10,005	$1,171,729
Special Mention	—	6,527	5,370	649	218	3,250	—	16,014
Substandard	—	—	—	—	3,290	1,610	—	4,900
Substandard Impaired	—	—	2,742	310	596	1,483	—	5,131
Doubtful	—	—	—	—	—	—	—	—
Total	$205,404	$160,959	$187,898	$133,312	$129,867	$370,329	$10,005	$1,197,774

	December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial real estate - non owner-occupied
Risk Ratings:
Pass	$395,308	$207,824	$298,021	$186,339	$110,990	$460,435	$6,477	$1,665,394
Special Mention	—	—	844	—	289	13,850	—	14,983
Substandard	—	4,776	3,009	23,206	1,900	17,266	—	50,157
Substandard Impaired	—	1,044	1,849	—	326	2,686	—	5,905
Doubtful	—	—	—	—	—	—	—	—
Total	$395,308	$213,644	$303,723	$209,545	$113,505	$494,237	$6,477	$1,736,439
Residential real estate
Risk Ratings:
Pass	$394,547	$114,364	$90,566	$119,836	$118,556	$213,950	$354,439	$1,406,258
Special Mention	—	—	—	70	—	1,243	532	1,845
Substandard	—	340	—	—	58	422	86	906
Substandard Impaired	—	149	724	39	4,415	8,507	2,511	16,345
Doubtful	—	—	—	—	—	—	—	—
Total	$394,547	$114,853	$91,290	$119,945	$123,029	$224,122	$357,568	$1,425,354
Commercial and financial
Risk Ratings:
Pass	$340,826	$180,677	$97,072	$68,232	$39,331	$56,053	$246,568	$1,028,759
Special Mention	530	15,587	—	237	251	84	876	17,565
Substandard	—	371	2,605	3,594	1,436	3,217	339	11,562
Substandard Impaired	—	196	4,561	3,694	1,371	1,520	128	11,470
Doubtful	—	—	—	—	—	—	—	—
Total	$341,356	$196,831	$104,238	$75,757	$42,389	$60,874	$247,911	$1,069,356
Consumer
Risk Ratings:
Pass	$45,063	$31,342	$26,194	$17,300	$9,979	$16,019	$25,418	$171,315
Special Mention	—	24	431	37	167	3	1,199	1,861
Substandard	—	—	18	—	17	—	223	258
Substandard Impaired	—	—	92	23	74	118	434	741
Doubtful	—	—	—	—	—	—	—	—
Total	$45,063	$31,366	$26,735	$17,360	$10,237	$16,140	$27,274	$174,175
Paycheck Protection Program
Risk Ratings:
Pass	$87,036	$4,071	$—	$—	$—	$—	$—	$91,107
Total	$87,036	$4,071	$—	$—	$—	$—	$—	$91,107
Consolidated
Risk Ratings:
Pass	$1,562,502	$716,570	$729,697	$549,567	$408,614	$1,125,909	$672,256	$5,765,115
Special Mention	530	22,138	6,645	993	925	18,430	2,607	52,268
Substandard	—	5,487	5,632	26,800	6,701	22,515	648	67,783
Substandard Impaired	—	1,389	9,968	4,288	6,782	14,363	3,073	39,863
Doubtful	—	—	—	—	—	—	—	—
Total	$1,563,032	$745,584	$751,942	$581,648	$423,022	$1,181,217	$678,584	$5,925,029

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

The following table presents loans that were modified in a troubled debt restructuring during the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,
	2022			2021
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied	—	—	—	—	—	—
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	—	—	—	1	152	152
Commercial and financial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Totals	$—	$—	$—	$1	$152	$152

	Nine Months Ended September 30,
	2022			2021
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied	—	—	—	—	—	—
Commercial real estate - non owner-occupied	—	—	—	—	—	—
Residential real estate	3	785	785	4	231	231
Commercial and financial	2	54	54	1	142	142
Consumer	4	23	23	—	—	—
Totals	$9	$862	$862	$5	$373	$373

The TDRs described above resulted in a specific allowance for credit losses of $0.1 million and $0.2 million as of September 30, 2022 and September 30, 2021, respectively. During the nine months ended September 30, 2022, there was one default totaling $2 thousand on a loan that had been modified to a TDR within the preceding twelve months. During the nine months ended September 30, 2021, there were two defaults on loans totaling $0.1 million that had been modified to a TDR within the preceding twelve months. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, is charged off or has been transferred to other real estate owned. For loans measured based on the present value of expected future cash flows, $13 thousand and $9 thousand for the three months ended September 30, 2022, and 2021, respectively, and $33 thousand and $20 thousand for the nine months ended September 30, 2022, and 2021, respectively, was included in interest income and represents the change in present value attributable to the passage of time.

Note 5 – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended September 30, 2022
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,552	$792	$—	$1	$—	$3,345
Commercial real estate - owner-occupied	7,376	(2,182)	—	—	—	5,194
Commercial real estate - non owner-occupied	46,459	(6,841)	(179)	23	—	39,462
Residential real estate	14,821	11,193	—	31	(8)	26,037
Commercial and financial	17,144	(1,457)	(77)	92	(1)	15,701
Consumer	2,417	3,171	(152)	158	(4)	5,590
Paycheck Protection Program	—	—	—	—	—	—
Totals	$90,769	$4,676	$(408)	$305	$(13)	$95,329

	Three Months Ended September 30, 2021
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,053	$—	$(1,459)	$—	$10	$(1)	$2,603
Commercial real estate - owner occupied	8,676	—	(24)	—	—	—	8,652
Commercial real estate - non-owner occupied	34,807	1,327	5,278	(1,327)	—	—	40,085
Residential real estate	12,543	—	1,456	(27)	158	(3)	14,127
Commercial and financial	18,016	1,719	(2)	(535)	326	—	19,524
Consumer	3,032	—	(158)	(163)	126	(5)	2,832
Paycheck Protection Program	—	—	—	—	—	—	—
Totals	$81,127	$3,046	$5,091	$(2,052)	$620	$(9)	$87,823

	Nine Months Ended September 30, 2022
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,751	$—	$529	$—	$65	$—	$3,345
Commercial real estate - owner-occupied	8,579	—	(3,385)	—	—	—	5,194
Commercial real estate - non owner-occupied	36,617	31	2,961	(179)	32	—	39,462
Residential real estate	12,811	17	12,901	(1)	334	(25)	26,037
Commercial and financial	19,744	3	(3,585)	(899)	440	(2)	15,701
Consumer	2,813	—	2,633	(446)	596	(6)	5,590
Paycheck Protection Program	—	—	—	—	—	—	—
Totals	$83,315	$51	$12,054	$(1,525)	$1,467	$(33)	$95,329

	Nine Months Ended September 30, 2021
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$—	$(2,438)	$—	$124	$(3)	$2,603
Commercial real estate - owner occupied	9,868	—	(1,216)	—	—	—	8,652
Commercial real estate - non-owner occupied	38,266	1,327	1,817	(1,327)	2	—	40,085
Residential real estate	17,500	—	(4,323)	(48)	1,008	(10)	14,127
Commercial and financial	18,690	1,719	1,172	(2,855)	798	—	19,524
Consumer	3,489	—	(491)	(547)	388	(7)	2,832
Paycheck Protection Program	—	—	—	—	—	—	—
Totals	$92,733	$3,046	$(5,479)	$(4,777)	$2,320	$(20)	$87,823

Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Forecast data is sourced from Moody’s Analytics (“Moody’s”), a firm widely recognized for its research, analysis, and economic forecasts. The forecasts of future economic conditions are over a period that has been deemed reasonable and supportable, and in segments where it can no longer develop reasonable and supportable forecasts, the Company reverts to longer-term historical loss experience to estimate losses over the remaining life of the loans. During the third quarter of 2022, the Company transitioned to a tool that calculates the quantitative portion of expected credit losses using a discounted cash flow methodology for its commercial loans and using a loss rate methodology for its consumer loans.
As of September 30, 2022, the Company utilized a blend of Moody’s most recent “U.S. Macroeconomic Outlook Baseline” and “Alternative Scenario 3 - Downside - 90th Percentile” scenarios and considered the uncertainty associated with the assumptions in both scenarios, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, the ongoing Russia-Ukraine conflict and the magnitude of the resulting market disruption, the potential impact of persistent high inflation on economic growth and expectations around a recession occurring over the next 12 to 24 months. Furthermore, the Company considered the impact that Hurricane Ian may have on future losses, and as a result increased the allowance by $2.1 million. Outcomes in any or all of these factors could differ from the scenarios identified above, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk not captured in the quantitative model.
The following section discusses changes in the level of the allowance for credit losses for the three months ended September 30, 2022.
In the Construction and Land Development segment, the increase in reserves reflects higher loan balances as well as a more negative economic outlook. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, the decrease in the allowance is primarily attributed to the transition to a discounted cash flow approach which, while continuing to consider relevant macroeconomic forecast variables, also considers loan-specific available collateral.
In the Commercial Real Estate - Non Owner-Occupied segment, the decrease in reserves reflects the impact of transitioning from a portfolio level estimate to a discounted cash flow approach, utilizing macroeconomic variables specific to the loan segment. Repayment is often dependent upon rental income from the successful operation of the underlying property. Collateral type, estimated collateral values, loan seasoning, and note structure are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The increase in reserves is due to a deterioration in the economic forecast, including the transition to a loss rate tool for estimating credit losses, utilizing macroeconomic variables specific to the loan segment. Risk characteristics considered for this segment include, but are not limited to, collateral type, note structure, FICO score, location, and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The decrease in reserves is attributed to the transition from a portfolio level estimate to a discounted cash flow tool, utilizing macroeconomic variables specific to the loan segment. Industry, collateral type, estimated collateral values, and loan seasoning are among the relevant factors in assessing expected losses.
Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan seasoning and FICO score. The increase in reserves reflects the increasing likelihood of economic recession reflected within the forecast.
Balances outstanding under the Paycheck Protection Program are guaranteed by the U.S. government and have not been assigned a reserve.
The allowance for credit losses is composed of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at September 30, 2022 and December 31, 2021 is shown in the following tables:

	September 30, 2022
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$11	$—	$361,902	$3,345	$361,913	$3,345
Commercial real estate - owner occupied	2,999	45	1,250,460	5,149	1,253,459	5,194
Commercial real estate - non owner-occupied	4,961	1,300	2,102,653	38,162	2,107,614	39,462
Residential real estate	11,238	399	1,588,527	25,638	1,599,765	26,037
Commercial and financial	7,634	1,768	1,174,750	13,933	1,182,384	15,701
Consumer	481	411	179,935	5,179	180,416	5,590
Paycheck Protection Program	—	—	5,294	—	5,294	—
Totals	$27,324	$3,923	$6,663,521	$91,406	$6,690,845	$95,329

	December 31, 2021
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$271	$92	$230,553	$2,659	$230,824	$2,751
Commercial real estate - owner occupied	5,131	419	1,192,643	8,160	1,197,774	8,579
Commercial real estate - non owner-occupied	5,905	27	1,730,534	36,590	1,736,439	36,617
Residential real estate	16,345	646	1,409,009	12,165	1,425,354	12,811
Commercial and financial	11,470	2,885	1,057,886	16,859	1,069,356	19,744
Consumer	741	685	173,434	2,128	174,175	2,813
Paycheck Protection Program	—	—	91,107	—	91,107	—
Totals	$39,863	$4,754	$5,885,166	$78,561	$5,925,029	$83,315

Note 6 – Derivatives
Back-to-Back Swaps
The Company offers interest rate swaps when requested by customers to allow them to hedge the risk of rising interest rates on their variable rate loans. Upon entering into these swaps, the Company enters into offsetting positions with counterparties in order to minimize the interest rate risk. These back-to-back swaps qualify as freestanding financial derivatives with the fair values reported in other assets and other liabilities. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under the arrangements for financial statement presentation purposes. Gains and losses on these back-to-back swaps, which offset, are recorded through noninterest income. No net gains or losses have been recognized to date on these instruments. As of September 30, 2022, the interest rate swaps had an aggregate notional value of $302.8 million, with a fair value of $24.1 million recorded in other assets and other liabilities. As of December 31, 2021, the interest rate swaps had an aggregate notional value of $175.4 million, with a fair value of $8.0 million recorded in other assets and other liabilities. The weighted average maturity was 6.8 years at September 30, 2022 and 6.7 years at December 31, 2021.
Interest Rate Floors Designated as Cash Flow Hedges
The Company has entered into interest rate floor contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During 2020, the Company entered into two interest rate floor contracts, each with a notional amount of $150.0 million, maturing in October 2023 and November 2023. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. For the three and nine months ended September 30, 2022, the Company recognized a loss through other comprehensive income of $0.1 million and $0.3 million, respectively, and reclassified $0.1 million and $0.3 million, respectively, out of accumulated other comprehensive income and into interest income. As of September 30, 2022 and December 31, 2021, the interest rate floors had a fair value of $20 thousand and $290 thousand, respectively, recorded in other assets in the consolidated balance sheet. Over the next twelve months, the Company expects to reclassify $0.6 million from accumulated other comprehensive income into interest income related to these agreements.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
At September 30, 2022
Back-to-back swaps	$302,840	$24,096	Other Assets and Other Liabilities
Interest rate floors	300,000	20	Other Assets

At December 31, 2021
Back-to-back swaps	$175,392	$8,022	Other Assets and Other Liabilities
Interest rate floors	300,000	290	Other Assets

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	September 30, 2022	December 31, 2021
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government sponsored entities	$125,824	$134,577

Note 8 – Equity Capital
The Company is well capitalized and at September 30, 2022, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2022 and December 31, 2021 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2022
Financial Assets
Available-for-sale debt securities[1]	$1,860,734	$184	$1,860,550	$—
Derivative financial instruments[2]	24,116	—	24,116	—
Loans held for sale[2]	1,620	—	1,620	—
Loans[3]	5,990	—	1,262	4,728
Other real estate owned[4]	2,419	—	2,419	—
Equity securities[5]	8,202	8,202	—	—
Financial Liabilities
Derivative financial instruments[2]	$24,096	$—	$24,096	$—

At December 31, 2021
Financial Assets
Available-for-sale debt securities[1]	$1,644,319	$197	$1,644,122	$—
Derivative financial instruments[2]	8,312	—	8,312	—
Loans held for sale[2]	31,791	—	31,791	—
Loans[3]	8,443	—	1,558	6,885
Other real estate owned[4]	13,618	—	—	13,618
Equity securities[5]	9,316	9,316	—	—
Financial Liabilities
Derivative financial instruments[2]	$8,022	$—	$8,022	$—
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
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on nonaccrual as of September 30, 2022 and December 31, 2021.
The aggregate fair value and contractual balance of loans held for sale as of September 30, 2022 and December 31, 2021 is as follows:

(In thousands)	September 30, 2022	December 31, 2021
Aggregate fair value	$1,620	$31,791
Contractual balance	1,565	30,963
Excess	55	828
Loans: Loans measured at fair value consist of collateral-dependent real estate loans. Fair value is based on recent real estate appraisals less estimated costs of sale. These evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At September 30, 2022 capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 6.8%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these loans is considered level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $9.9 million with a specific reserve of $3.9 million at September 30, 2022, compared to $13.1 million with a specific reserve of $4.7 million at December 31, 2021.
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the nine months ended September 30, 2022, an updated appraisal was obtained on a former branch property, and the value was transferred from Level 3 to Level 2. There were no transfers during the nine months ended September 30, 2021.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of September 30, 2022 and December 31, 2021 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Financial Assets
Debt securities held-to-maturity[1]	$774,706	$—	$645,439	$—
Time deposits with other banks	4,481	—	4,266	—
Loans, net	6,589,526	—	—	6,525,588
Financial Liabilities
Deposit liabilities	8,765,414	—	—	8,753,505
Subordinated debt	71,857	—	69,552	—

December 31, 2021
Financial Assets
Debt securities held-to-maturity[1]	$638,640	$—	$627,398	$—
Loans, net	5,833,271	—	—	5,907,447
Financial Liabilities
Deposit liabilities	8,067,589	—	—	8,067,995
Subordinated debt	71,646	—	69,348	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2022 and December 31, 2021:
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
Pro-Forma Information
Pro-forma data presents information as if the acquisition of Legacy Bank occurred at the beginning of 2020, and the acquisitions of BBFC and Sabal Palm occurred at the beginning of 2021, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net interest income	$88,284	$79,030	$246,453	$235,175
Net income	29,237	29,950	87,262	98,700
EPS - basic	$0.48	$0.48	$1.42	$1.61
EPS - diluted	0.47	0.48	1.41	1.60
Fourth Quarter 2022 Acquisitions
Acquisition of Apollo Bancshares, Inc.
On October 7, 2022, the Company completed its acquisition of Apollo Bancshares, Inc. (“Apollo”). Simultaneously, upon completion of the merger of Apollo and the Company, Apollo Bank was merged with and into Seacoast Bank. Prior to the acquisition, Apollo Bank operated five branches in Miami-Dade County.

Apollo shareholders received 1.006529 shares of Seacoast common stock for each share of Apollo common stock, and the minority interest holders in Apollo Bank received 1.195651 shares of Seacoast common stock for each share of Apollo Bank common stock.

(In thousands, except per share data)	October 7, 2022
Number of Apollo Bancshares, Inc. common shares outstanding	3,766,412
Per share exchange ratio	1.006529
Number of shares of SBCF common stock issued	3,790,848
Number of Apollo Bank minority interest shares outstanding	608,635
Per share exchange ratio	1.195651
Number of shares of SBCF common stock issued	727,714
Total number of shares of SBCF common stock issued	4,518,562
Multiplied by common stock price per share at October 7, 2022	$30.83
Value of SBCF common stock issued	$139,307
Cash paid for fractional shares	5
Fair value of Apollo Bancshares, Inc. options and warrants converted	6,530
Total purchase price	$145,842

Acquisition of Drummond Banking Company.

On October 7, 2022, the Company completed its acquisition of Drummond Banking Company (“Drummond”). Simultaneously, upon completion of the merger of Drummond and the Company, Drummond’s wholly owned subsidiary bank, Drummond Community Bank, was merged with and into Seacoast Bank. Prior to the acquisition, Drummond Community Bank operated 18 branches across North Florida.

The Company acquired 100% of the outstanding common stock of Drummond. Under the terms of the definitive agreement, common stock was converted into the right to receive 51.9561 shares of Seacoast common stock.

(In thousands, except per share data)	October 7, 2022
Number of Drummond Banking Company. common shares outstanding	98,846
Per share exchange ratio	51.9561
Number of shares of SBCF common stock issued	5,135,631
Multiplied by common stock price per share at October 7, 2022	$30.83
Total purchase price	$158,332

The acquisitions of Apollo and Drummond will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company's assessment of the fair value of assets acquired and liabilities assumed as of the acquisition date is incomplete at the time of this filing; therefore, certain disclosures have been omitted. The Company expects to recognize goodwill in each of these transactions, which is expected to be nondeductible for tax purposes.

Proposed Acquisition of Professional Holding Corp.
On August 8, 2022, the Company announced its proposed acquisition of Professional Holding Corp. (“Professional”). The transaction, which is expected to close early in the first quarter of 2023, will expand the Company’s presence in the tri-county South Florida market, which includes Miami-Dade, Broward, and Palm Beach counties, Florida’s largest MSA and the 8th largest in the nation. Professional operates nine branches across Miami-Dade, Broward, and Palm Beach counties with deposits of approximately $2.2 billion and loans of $2.0 billion as of September 30, 2022. All regulatory approvals for the transaction have been received. The Professional merger remains subject to the approval of Professional shareholders and the satisfaction of other customary closing conditions.

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
The emphasis of this discussion will be on the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2022 compared to December 31, 2021.
This discussion and analysis contain statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.
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
All statements other than statements of historical fact could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•The effects of future economic and market conditions, including seasonality
•The adverse impact of COVID-19 (economic and otherwise) on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects
•Government or regulatory responses to the COVID-19 pandemic, including the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations
•Governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve, as well as legislative, tax, and regulatory changes, including those that impact the money supply and inflation
•Changes in accounting policies, rules, and practices, including the impact of the adoption of the current expected credit losses (“CECL”) methodology
•The risks of changes in interest rates on the level and composition of deposits, loan demand, liquidity, and the values of loan collateral, securities, and interest rate sensitive assets and liabilities
•Interest rate risks, sensitivities, and the shape of the yield curve
•Uncertainty related to the impact of LIBOR calculations on securities, loans, and debt

•Changes in borrower credit risks and payment behaviors including as a result of the financial impact of COVID-19, inflation, and recessionary concerns
•Changes in retail distribution strategies, customer preferences, and behavior (including as a result of economic factors)
•Changes in the availability and cost of credit and capital in the financial markets; changes in the prices, values, and sales volumes of residential and commercial real estate
•Our ability to comply with any regulatory requirements; the effects of problems encountered by other financial institutions that adversely affect Seacoast or the banking industry
•The Company’s concentration in commercial real estate loans and in real estate collateral in Florida; inaccuracies or other failures from the use of models, including the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions
•The impact on the valuation of Seacoast’s investments due to market volatility or counterparty payment risk; statutory and regulatory dividend restrictions; increases in regulatory capital requirements for banking organizations generally
•The risks of mergers, acquisitions and divestitures, including Seacoast’s ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues, and revenue synergies
•Changes in technology or products that may be more difficult, costly, or less effective than anticipated
•The Company’s ability to identify and address increased cybersecurity risks, including as a result of employees working remotely
•The inability of Seacoast’s risk management framework to manage risks associated with the Company’s business
•Dependence on key suppliers or vendors to obtain equipment or services for the business on acceptable terms, including the impact of supply chain disruptions
•Reduction in or the termination of Seacoast’s ability to use the online- or mobile-based platform that is critical to the Company’s business growth strategy
•The effects of war or other conflicts, including the impacts related to or resulting from Russia’s military action in Ukraine, acts of terrorism, natural disasters (including hurricanes), health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions
•Unexpected outcomes of and the costs associated with, existing or new litigation involving the Company, including as a result of the Company’s participation in the Paycheck Protection Program (“PPP”)
•Seacoast’s ability to maintain adequate internal controls over financial reporting; potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions
•The risks that deferred tax assets could be reduced if estimates of future taxable income from the Company’s operations and tax planning strategies are less than currently estimated and sales of capital stock could trigger a reduction in the amount of net operating loss carryforwards that the Company may be able to utilize for income tax purposes
•The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, non-bank financial technology providers, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet
•The failure of assumptions underlying the establishment of reserves for possible credit losses.
•The risks relating to the Apollo Bancshares, Inc., Drummond Banking Company, and Professional Holding Corp. mergers including, without limitation: (i) the diversion of management's time on issues related to the mergers; (ii) unexpected transaction costs, including the costs of integrating operations; (iii) the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; (iv) the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; (v) the risk of deposit and customer attrition; any changes in deposit mix; (vi) unexpected operating and other costs, which may differ or change from expectations; (vii) the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; (viii) increased competitive pressures and solicitations of customers by competitors; (ix) the difficulties and risks inherent with entering new markets
•As well as the difficulties and risks inherent in entering new markets
All written or oral forward-looking statements that are made or are attributable to Seacoast are expressly qualified in their entirety by this cautionary notice. The Company assumes no obligation to update, revise or correct any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.

Business Developments
Acquisition of Apollo Bancshares, Inc.
On October 7, 2022, the Company completed the previously announced acquisition of Apollo Bancshares, Inc. (“Apollo”), which added approximately $718 million in loans and $857 million in deposits, and will provide expansion into Miami-Dade county, one of the fastest growing and most dynamic markets in the United States. System conversion activities were completed immediately after the closing of the transaction.

Acquisition of Drummond Banking Company

Also on October 7, 2022, the Company completed the previously announced acquisition of Drummond Banking Company (“Drummond”), providing Seacoast with an entry point into Gainesville, Ocala, and surrounding markets adding low-cost core deposits and diversified business lines. At the closing date, Drummond had approximately $590 million in loans and $882 million in deposits, providing a strong core deposit base, which highlights depository relationships that will provide a stable funding source for future loan growth and higher margins in a rising rate environment. Full integration and system conversion activities are expected to be completed in the first quarter of 2023.

Acquisitions of Sabal Palm Bancorp, Inc. and Business Bank of Florida, Corp.
In the first quarter of 2022, the Company completed the acquisitions of Sabal Palm Bancorp, Inc. (“Sabal Palm”) in Sarasota, and Business Bank of Florida, Corp. (“BBFC”) in Brevard County, which collectively added a combined $368 million in loans and $562 million in deposits. Integration activities, including system conversion, were completed in the first quarter of 2022 for BBFC and in the second quarter of 2022 for Sabal Palm.
Proposed Acquisition of Professional Holding Corp.
On August 8, 2022, the Company announced its proposed acquisition of Professional Holding Corp. (“Professional”) (NASDAQ: PFHD), the sixth largest bank headquartered in South Florida. The transaction, which is expected to close in the first quarter of 2023, will increase market share in Miami-Dade, Broward, and Palm Beach counties. Full integration and system conversion activities are expected to be completed late in the second quarter of 2023.

Organic Growth and Expansion

Seacoast’s balanced growth strategy includes organic growth initiatives across the state of Florida. Thus far in 2022, Seacoast has expanded its footprint into Naples/Southwest Florida, Jacksonville/Northeast Florida, and Ocala with key additions to its commercial banking leadership and teams. Over the past several quarters, Seacoast has added experienced bankers in the state’s most dynamic and fastest growing markets and expects to continue to invest in well-established seasoned bankers over the remainder of 2022.

Impact of Hurricane Ian
In late September 2022, communities across the Company’s footprint were impacted by Hurricane Ian. The Company maintained uninterrupted digital and telephone access for its customers and branches were fully reopened shortly after the storm passed. Recovery efforts in many areas continue and the full impacts to people and businesses in the most hard-hit regions are not fully known. In light of these uncertainties, the Company added $2.1 million to the provision for credit losses during the third quarter of 2022.

Results of Operations
For the third quarter of 2022, the Company reported net income of $29.2 million, or $0.47 per average diluted share, compared to $32.8 million, or $0.53 per average diluted share, for the second quarter of 2022 and $22.9 million, or $0.40 per average diluted share, for the third quarter of 2021. For the nine months ended September 30, 2022, net income totaled $82.6 million, or $1.33 per average diluted share, a decrease of $5.5 million, or 6%, compared to the nine months ended September 30, 2021. The current year results included $12.1 million in provision for credit losses, including $5.1 million in the first quarter of 2022 recorded for loans acquired in the Sabal Palm and BBFC acquisitions, and a $2.1 million increase in the third quarter of 2022 for estimated impacts from Hurricane Ian. Prior year to date results included the reversal of provision for credit losses of $5.5 million, reflecting improvement at the time in post-COVID economic indicators.
Adjusted net income1 for the third quarter of 2022 totaled $32.8 million, or $0.53 per average diluted share, compared to $36.3 million, or $0.59 per average diluted share, for the second quarter of 2022 and $29.4 million, or $0.51 per average diluted share, for the third quarter of 2021. For the nine months ended September 30, 2022, adjusted net income1 totaled $96.2 million, or $1.56 per average diluted share, compared to $98.1 million, or $1.74 per average diluted share for the nine months ended September 30, 2021.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
	2022	2022	2021	2022	2021
Return on average tangible assets	1.17%	1.29%	1.00%	1.11%	1.37%
Return on average tangible shareholders' equity	11.53	13.01	9.56	10.82	12.89
Efficiency ratio	57.13	56.22	59.55	58.45	55.99

Adjusted return on average tangible assets[1]	1.27%	1.38%	1.23%	1.24%	1.48%
Adjusted return on average tangible shareholders' equity[1]	12.48	13.97	11.72	12.13	13.91
Adjusted efficiency ratio[1]	53.28	53.15	51.50	53.73	52.29
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Net Interest Income and Margin
Net interest income for the third quarter of 2022 totaled $88.3 million, increasing $6.6 million, or 8%, compared to the second quarter of 2022, and increasing $17.0 million, or 24%, compared to the third quarter of 2021. For the nine months ended September 30, 2022, net interest income totaled $246.5 million, an increase of $42.7 million, or 21%, compared to the nine months ended September 30, 2021. The increases reflect higher balances and higher yields on securities and loans, while the cost of deposits continues to remain well controlled. Net interest margin (on a fully tax equivalent basis)1 was 3.67% in the third quarter of 2022, compared to 3.38% in the second quarter of 2022, and 3.22% in the third quarter of 2021. The increase during the third quarter of 2022 reflects increases in yields on both securities and non-PPP loans. Compared to the second quarter of 2022, securities yields increased by 38 basis points to 2.36% and non-PPP loan yields increased by sixteen basis points to 4.43% during the third quarter of 2022. The effect on net interest margin of accretion of purchase discounts on acquired loans were increases of 9 basis points in the third quarter of 2022, 12 basis points in the second quarter of 2022, and 15 basis points in the third quarter of 2021. The effect of interest and fees on PPP loans was an increase of one basis point in the third quarter of 2022, an increase of two basis points in the second quarter of 2022, and an increase of eighteen basis points in the third quarter of 2021. The cost of deposits was nine basis points in the third quarter of 2022, six basis points in the second quarter of 2022 and seven basis points in the third quarter of 2021. The Company’s asset sensitive position, with significant core deposit funding and ample liquidity, will provide benefits in a higher rate environment. Continued increases in interest rates are
1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

expected in the fourth quarter of 2022 and are expected to contribute to increased net interest margin and to benefit net interest income as the Company’s assets are expected to reprice faster and to a greater degree than its liabilities.
For the nine months ended September 30, 2022, net interest margin (on a fully tax equivalent basis)1 was 3.44%, compared to 3.32% for the nine months ended September 30, 2021. The yield on securities increased from 1.62% for the nine months ended September 30, 2021 to 2.02% for the nine months ended September 30, 2022, reflecting the impact of rising interest rates on variable rate holdings and as the Company makes new purchases on higher yielding securities. The yield on non-PPP loans declined from 4.34% for the nine months ended September 30, 2021 to 4.32% for the nine months ended September 30, 2022, reflecting the impact of elevated levels of prepayments since mid-2020 up through the first half of 2022, and higher levels of purchase discount accretion in the 2021 period. Offsetting and favorable was the decline in the cost of deposits from nine basis points for the nine months ended September 30, 2021 to seven basis points for the nine months ended September 30, 2022. The effect on net interest margin of purchase discounts on acquired loans was an increase of 12 basis points for the nine months ended September 30, 2022 compared to an increase of 15 basis points for the nine months ended September 30, 2021. The effect of interest and fees on PPP loans was an increase of 3 basis points for the nine months ended September 30, 2022, compared to an increase of 12 basis points for the nine months ended September 30, 2021.
The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Third quarter 2022	$88,399	3.67%	3.80%	0.22%
Second quarter 2022	81,764	3.38%	3.46%	0.14%
Third quarter 2021	71,455	3.22%	3.31%	0.14%

Nine months ended September 30, 2022	246,802	3.44%	3.53%	0.16%
Nine months ended September 30, 2021	204,129	3.32%	3.42%	0.17%
1On tax equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Total average loans increased $127.2 million, or 2%, for the third quarter of 2022 compared to the second quarter of 2022, and increased $903.9 million, or 16%, from the third quarter of 2021. The increase compared to the prior quarter reflects organic loan growth while the increase compared to the prior year quarter includes organic loan growth and loans acquired from BBFC and Sabal Palm.
Average loans as a percentage of average earning assets totaled 69% for the third quarter of 2022, 67% for the second quarter of 2022 and 65% for the third quarter of 2021.

Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2022	2022	2021	2022	2021
Commercial pipeline at period end	530,430	$476,693	368,907	$530,430	$368,907
Commercial loan originations	340,438	461,855	331,618	1,175,279	728,899

Residential pipeline - saleable at period end	6,563	14,700	42,847	6,563	42,847
Residential loans - sold	16,381	42,666	95,136	110,269	353,572

Residential pipeline - portfolio at period end	60,684	53,092	35,387	60,684	35,387
Residential loans - retained	69,272	102,996	250,820	347,725	415,566

Consumer pipeline at period end	43,732	75,532	30,980	43,732	30,980
Consumer originations	128,601	126,479	66,400	334,090	176,847

PPP originations	—	—	—	—	256,007
Commercial originations during the third quarter of 2022 were $340.4 million, a decrease of $121.4 million, or 26%, compared to the second quarter of 2022, and an increase of $8.8 million, or 3%, compared to the third quarter of 2021. For the nine months ended September 30, 2022, commercial originations increased $446.4 million, or 61%, compared to the nine months ended September 30, 2021. Commercial originations remained strong and reflect the addition of well-established commercial bankers and expansion into new markets across the state, generating disciplined growth in full relationships, including credit facilities, deposit relationships, and wealth opportunities.
The commercial pipeline increased $53.7 million, or 11%, to $530.4 million at September 30, 2022, compared to $476.7 million at June 30, 2022, and increased $161.5 million, or 44%, compared to September 30, 2021. As rates have increased, the Company has maintained its disciplined lending criteria, requiring lower leverage on commercial real estate projects. Despite this, the pipeline remains strong and continues to grow.
Residential loans originated for sale in the secondary market totaled $16.4 million in the third quarter of 2022, compared to $42.7 million in the second quarter of 2022 and $95.1 million in the third quarter of 2021. For the nine months ended September 30, 2022, residential loans originated for sale in the secondary market totaled $110.3 million compared to $353.6 million for the nine months ended September 30, 2021, a decrease of $243.3 million, or 69%. Limited housing inventory and slowing refinance activity contributed to lower production. Residential saleable pipelines were $6.6 million as of September 30, 2022, compared to $14.7 million as of June 30, 2022 and $42.8 million as of September 30, 2021.
Residential loan production retained in the portfolio for the third quarter of 2022 was $69.3 million compared to $103.0 million in the second quarter of 2022 and $250.8 million in the third quarter of 2021. For the nine months ended September 30, 2022, residential loan production retained in the portfolio totaled $347.7 million compared to $415.6 million for the nine months ended September 30, 2021, a decrease of $67.8 million, or 16%. The first quarter of 2022 included the purchase of a $111.3 million wholesale residential home mortgage loan pool, and the third quarter of 2021 included the purchase of a $180.8 million wholesale residential home mortgage loan pool. The Company fully underwrites acquired loans prior to executing transactions. The pipeline of residential loans intended to be retained in the portfolio was $60.7 million as of September 30, 2022, compared to $53.1 million as of June 30, 2022, and $35.4 million as of September 30, 2021.
Consumer originations totaled $128.6 million during the third quarter of 2022, compared to $126.5 million in the second quarter of 2022 and $66.4 million in the third quarter of 2021. For the nine months ended September 30, 2022, consumer originations totaled $334.1 million compared to $176.8 million for the nine months ended September 30, 2021, an increase of $157.2 million, or 89%. The increases are primarily the result of consumer lending teams that joined the Company in late 2021. The consumer pipeline was $43.7 million as of September 30, 2022, compared to $75.5 million as of June 30, 2022 and $31.0 million at September 30, 2021.
Average investment securities increased $146.8 million, or 6%, during the third quarter of 2022 compared to the second quarter of 2022, and were $690.3 million, or 35%, higher compared to the third quarter of 2021. Increases reflect the prudent and disciplined investment of excess liquidity, partially offset by pay downs and maturities. Average investment securities were

$2.6 billion for the nine months ended September 30, 2022, an increase of $809.3 million, or 46%, compared to the nine months ended September 30, 2021.
The cost of average interest-bearing liabilities increased eight basis points in the third quarter of 2022 to 22 basis points from 14 basis points in the second quarter of 2022, and 14 basis points in the third quarter of 2021. For the nine months ended September 30, 2022, the cost of average interest-bearing liabilities was 0.16%, a decrease of one basis point compared to the nine months ended September 30, 2021. The cost of average total deposits (including noninterest bearing demand deposits) was nine basis points in the third quarter of 2022, six basis points in the second quarter of 2022 and seven basis points in the third quarter of 2021. For the nine months ended September 30, 2022, the cost of average total deposits (including noninterest bearing demand deposits) was seven basis points compared to nine basis points for the nine months ended September 30, 2021.
During the third quarter of 2022, average noninterest demand deposits increased $9.1 million compared to the second quarter of 2022 and increased $544.3 million compared to the third quarter of 2021. Declines in other categories of deposits compared to the second quarter of 2022 are consistent with broader macroeconomic trends. For the nine months ended September 30, 2022, average transaction deposits (noninterest and interest bearing demand) increased $1.2 billion, or 27%, compared to the nine months ended September 30, 2021. The Company’s deposit mix remains favorable, with 94% of average deposit balances comprised of savings, money market, and demand deposits for the nine months ended September 30, 2022.
Average balances of sweep repurchase agreements with customers decreased $8.5 million, or 7% quarter-over quarter and $8.6 million, or 7%, year-over-year. For the nine months ended September 30, 2022, the average balance was $116.8 million compared to an average balance of $116.3 million for the nine months ended September 30, 2021. The average rate on customer sweep repurchase accounts was 0.51% for the nine months ended September 30, 2022, compared to 0.13% for the nine months ended September 30, 2021.
Subordinated debt balances averaged $71.8 million in the third quarter of 2022, $71.7 million in the second quarter of 2022, and $71.5 million in the third quarter of 2021. The average rate on subordinated debt for the third quarter of 2022 was 4.46%, an increase of 122 basis points compared to the second quarter of 2022 and an increase of 214 basis points compared to the third quarter of 2021. For the nine months ended September 30, 2022, subordinated debt averaged $71.7 million, compared to $71.5 million for the nine months ended September 30, 2021. The average rate on subordinated debt for the nine months ended September 30, 2022 was 3.40%, compared to 2.37% for the nine months ended September 30, 2021. The subordinated debt relates to trust preferred securities issued by subsidiary trusts of the Company.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2022						2021
	Third Quarter			Second Quarter			Third Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$2,665,104	$15,653	2.35%	$2,517,879	$12,387	1.97%	$1,971,520	$7,775	1.58%
Nontaxable	22,064	174	3.15	22,443	175	3.12	25,311	181	2.86
Total Securities	2,687,168	15,827	2.36	2,540,322	12,562	1.98	1,996,831	7,956	1.59

Federal funds sold	203,815	1,062	2.07	644,144	1,281	0.80	1,056,691	406	0.15
Other investments	45,193	581	5.10	46,257	636	5.51	35,306	461	5.18

Loans excluding PPP loans	6,597,828	73,730	4.43	6,454,444	68,647	4.27	5,422,350	58,600	4.29
PPP Loans	10,114	320	12.54	26,322	741	11.29	281,724	5,917	8.33
Total Loans	6,607,942	74,050	4.45	6,480,766	69,388	4.29	5,704,074	64,517	4.49

Total Earning Assets	9,544,118	91,520	3.80	9,711,489	83,867	3.46	8,792,902	73,340	3.31

Allowance for loan losses	(91,348)			(90,242)			(88,412)
Cash and due from banks	331,947			389,695			386,781
Premises and equipment	76,357			74,614			70,667
Intangible assets	305,935			307,411			254,980
Bank owned life insurance	208,193			206,839			164,879
Other assets	210,136			240,712			171,937
Total Assets	$10,585,338			$10,840,518			$9,753,734

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,215,899	$757	0.14%	$2,262,408	$293	0.05%	$1,891,092	$219	0.05%
Savings	944,128	65	0.03	962,264	64	0.03	842,018	65	0.03
Money market	1,806,014	802	0.18	1,938,421	637	0.13	1,860,386	565	0.12
Time deposits	445,840	380	0.34	496,186	436	0.35	572,661	583	0.40
Securities sold under agreements to repurchase	111,902	309	1.10	120,437	94	0.31	120,507	35	0.12
Other borrowings	71,810	808	4.46	71,740	579	3.24	71,530	418	2.32
Total Interest-Bearing Liabilities	5,595,593	3,121	0.22	5,851,456	2,103	0.14	5,358,194	1,885	0.14
Noninterest demand	3,529,844			3,520,700			2,985,582
Other liabilities	110,426			117,794			161,411
Total Liabilities	9,235,863			9,489,950			8,505,187

Shareholders' equity	1,349,475			1,350,568			1,248,547

Total Liabilities & Equity	$10,585,338			$10,840,518			$9,753,734

Cost of deposits			0.09%			0.06%			0.07%
Interest expense as a % of earning assets			0.13%			0.09%			0.09%
Net interest income as a % of earning assets		$88,399	3.67%		$81,764	3.38%		$71,455	3.22%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2022			2021
	Year to Date			Year to Date
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$2,530,742	$38,081	2.01%	$1,718,671	$20,632	1.60%
Nontaxable	22,842	526	3.07	25,606	554	2.88
Total Securities	2,553,584	38,607	2.02	1,744,277	21,186	1.62

Federal funds sold	526,890	2,693	0.68	725,013	706	0.13
Other investments	45,483	1,800	5.29	75,826	1,456	2.57

Loans excluding PPP loans	6,444,253	208,052	4.32	5,222,629	169,417	4.34
PPP Loans	32,597	2,584	10.60	464,397	17,930	5.16
Total Loans	6,476,850	210,636	4.35	5,687,026	187,347	4.40

Total Earning Assets	9,602,807	253,736	3.53	8,232,142	210,695	3.42

Allowance for loan losses	(89,700)			(88,717)
Cash and due from banks	362,369			323,693
Premises and equipment	75,617			71,644
Intangible assets	305,895			242,820
Bank owned life insurance	206,854			143,601
Other assets	220,790			167,775
Total Assets	$10,684,632			$9,092,958

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,192,331	$1,240	0.08%	$1,728,985	$712	0.06%
Savings	943,982	194	0.03	785,447	320	0.05
Money market	1,906,407	1,951	0.14	1,736,519	1,862	0.14
Time deposits	500,482	1,284	0.34	605,269	2,294	0.51
Securities sold under agreements to repurchase	116,805	442	0.51	116,304	112	0.13
Other borrowings	71,743	1,823	3.40	71,460	1,266	2.37
Total Interest-Bearing Liabilities	5,731,750	6,934	0.16	5,043,984	6,566	0.17
Noninterest demand	3,462,931			2,741,115
Other liabilities	123,279			122,329
Total Liabilities	9,317,960			7,907,428

Shareholders' equity	1,366,672			1,185,530

Total Liabilities & Equity	$10,684,632			$9,092,958

Cost of deposits			0.07%			0.09%
Interest expense as a % of earning assets			0.10%			0.11%
Net interest income as a % of earning assets		$246,802	3.44%		$204,129	3.32%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $16.1 million for the third quarter of 2022, a decrease of $0.9 million, or 5%, compared to the second quarter of 2022 and a decrease of $2.9 million, or 15%, from the third quarter of 2021. Noninterest income totaled $48.4 million for the nine months ended September 30, 2022, a decrease of $3.6 million, or 7%, compared to the nine months ended September 30, 2021.
Noninterest income is detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2022	2022	2021	2022	2021
Service charges on deposit accounts	$3,504	$3,408	$2,495	$9,713	$7,171
Interchange income	4,138	4,255	4,131	12,521	12,096
Wealth management income	2,732	2,774	2,562	8,165	7,272
Mortgage banking fees	434	932	2,550	3,052	9,752
Marine finance fees	209	312	152	712	518
SBA gains	108	473	812	737	1,331
BOLI income	1,363	1,349	1,128	4,046	2,859
Other income	3,977	3,761	5,228	10,608	11,221
	16,465	17,264	19,058	49,554	52,220
Securities losses, net	(362)	(300)	(30)	(1,114)	(199)
Total	$16,103	$16,964	$19,028	$48,440	$52,021
Service charges on deposits were $3.5 million in the third quarter of 2022, $3.4 million in the second quarter of 2022 and $2.5 million in the third quarter of 2021. For the nine months ended September 30, 2022, service charges on deposits totaled $9.7 million, an increase of $2.5 million, or 35%, compared to the nine months ended September 30, 2021. Increases in fees primarily reflect growth in commercial deposit relationships. Overdraft-related fees for both consumer and commercial accounts represent 37% of total service charges on deposits for the nine months ended September 30, 2022, and 40% for the nine months ended September 30, 2021.
Interchange income was $4.1 million for the third quarter of 2022, compared to $4.3 million for the second quarter of 2022, and $4.1 million for the third quarter of 2021. For the nine months ended September 30, 2022, interchange income totaled $12.5 million, an increase of $0.4 million, or 4%, compared to the nine months ended September 30, 2021.
Wealth management income, including trust fees and brokerage commissions and fees, was $2.7 million in the third quarter of 2022, compared to $2.8 million for the second quarter of 2022 and $2.6 million for the third quarter of 2021. For the nine months ended September 30, 2022, wealth management income totaled $8.2 million, an increase of $0.9 million, or 12%, compared to the nine months ended September 30, 2021, as the team continues to demonstrate success in building new relationships.
Mortgage banking fees decreased by $0.5 million, or 53%, to $0.4 million in the third quarter of 2022 compared to the second quarter of 2022, and decreased $2.1 million, or 83%, compared to the third quarter of 2021, reflecting lower saleable production due to significantly higher interest rates and limited housing inventory. For the nine months ended September 30, 2022, mortgage banking fees totaled $3.1 million, a decrease of $6.7 million, or 69%, compared to the nine months ended September 30, 2021.
SBA gains were $0.1 million in the third quarter of 2022, compared to $0.5 million in the second quarter of 2022, and $0.8 million in the third quarter of 2021. For the nine months ended September 30, 2022, SBA gains totaled $0.7 million, a decrease of $0.6 million, or 45%, compared to the nine months ended September 30, 2021.
Bank owned life insurance (“BOLI”) income was $1.4 million for the third quarter of 2022, a nominal increase compared to the second quarter of 2022 and an increase of $0.2 million, or 21% compared to the third quarter of 2021. BOLI income totaled $4.0 million for the nine months ended September 30, 2022 and $2.9 million for the nine months ended September 30, 2021. The increase year-over-year is attributed to additions of $69.1 million in BOLI from acquisitions and purchases during 2021.

Other income was $4.0 million in the third quarter of 2022, an increase of $0.2 million quarter-over-quarter and a decrease of $1.3 million year-over-year. Changes amongst periods are attributed to changes in SBIC investment income and loan-swap related income. For the nine months ended September 30, 2022, other income totaled $10.6 million, a decrease of $0.6 million, or 5%, compared to the nine months ended September 30, 2021.
The Company recognized losses from mark to market adjustments on the Company’s CRA qualified mutual fund of $0.4 million in the third quarter of 2022 compared to $0.3 million in the second quarter of 2022 and nominal losses in the third quarter of 2021.
Noninterest Expenses
For the third quarter of 2022, the efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses), was 57.13% compared to 56.22% for the second quarter of 2022 and 59.55% for the third quarter of 2021. For the nine months ended September 30, 2022, the efficiency ratio was 58.45% compared to 55.99% for the nine months ended September 30, 2021.
The adjusted efficiency ratio12was 53.28% in the third quarter of 2022, compared to 53.15% in the second quarter of 2022 and 51.50% in the third quarter of 2021. In the third quarter of 2022, adjusted noninterest expense1 as a percent of average tangible assets was 2.16% compared to 2.00% for the second quarter of 2022 and 1.95% for the third quarter of 2021. For the nine months ended September 30, 2022 the adjusted efficiency ratio1 was 53.73% compared to 52.29% for the nine months ended September 30, 2021. The Company expects that the adjusted efficiency ratio1 will continue to be in the low to mid 50s in the fourth quarter of 2022.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except ratios)	2022	2022	2021	2022	2021
Noninterest expense, as reported	$61,359	$56,148	$55,268	$176,424	$147,172

Merger-related charges	(2,054)	(3,039)	(6,281)	(11,785)	(7,371)
Amortization of intangibles	(1,446)	(1,446)	(1,306)	(4,338)	(3,729)
Branch reductions and other expense initiatives	(960)	—	(870)	(1,034)	(1,982)
Adjusted noninterest expense[1]	$56,899	$51,663	$46,811	$159,267	$134,090

Foreclosed property expense and net gain on sale	(9)	968	(66)	1,123	89
Provision for credit losses on unfunded commitments	(1,015)	—	(133)	(1,157)	(133)

Net adjusted noninterest expense[1]	$55,875	$52,631	$46,612	$159,233	$134,046

Efficiency ratio	57.13%	56.22%	59.55%	58.45%	55.99%
Adjusted efficiency ratio[1,2]	53.28	53.15	51.50	53.73	52.29
Adjusted noninterest expense as a percent of average tangible assets[1,2]	2.16	2.00	1.95	2.05	2.03
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

Noninterest expense for the third quarter of 2022 totaled $61.4 million, an increase of $5.2 million, or 9%, compared to the second quarter of 2022, and an increase of $6.1 million, or 11%, from the third quarter of 2021. For the nine months ended September 30, 2022, noninterest expenses totaled $176.4 million, an increase of $29.3 million, or 20%, compared to the nine months ended September 30, 2021. Noninterest expenses are detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2022	2022	2021	2022	2021
Salaries and wages	$28,420	$28,056	$27,919	$84,695	$72,278
Employee benefits	4,074	4,151	4,177	13,726	13,110
Outsourced data processing costs	5,393	6,043	5,610	17,592	14,754
Telephone/data lines	973	908	810	2,614	2,433
Occupancy	5,046	4,050	3,541	13,082	10,640
Furniture and equipment	1,462	1,588	1,567	4,476	3,987
Marketing	1,461	1,882	1,353	4,514	3,523
Legal and professional fees	3,794	2,946	4,151	11,529	8,915
FDIC assessments	760	699	651	2,248	1,692
Amortization of intangibles	1,446	1,446	1,306	4,338	3,729
Foreclosed property expense and net gain on sale	9	(968)	66	(1,123)	(89)
Provision for credit losses on unfunded commitments	1,015	—	133	1,157	133
Other	7,506	5,347	3,984	17,576	12,067
Total	$61,359	$56,148	$55,268	$176,424	$147,172
Salaries and wages totaled $28.4 million for the third quarter of 2022, $28.1 million for the second quarter of 2022, and $27.9 million for the third quarter of 2021. The third quarter of 2022 reflects the addition of a seasoned commercial and industrial (“C&I”) focused commercial banking team in North Florida and the expansion of our West and Central Florida teams. The Company also added numerous support and treasury roles supporting the Company’s successful strategy of banking middle market operating companies. For the nine months ended September 30, 2022, salaries and wages totaled $84.7 million, an increase of $12.4 million, or 17%, compared to the nine months ended September 30, 2021. The increase compared to the prior year period reflects higher salaries from investments in talent made to support organic growth.
During the third quarter of 2022, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $4.1 million, a decrease of $0.1 million, or 2%, compared to the second quarter of 2022, and a decrease of $0.1 million, or 2%, compared to the third quarter of 2021. For the nine months ended September 30, 2022, employee benefit costs totaled $13.7 million, an increase of $0.6 million, or 5%, compared to the nine months ended September 30, 2021 primarily related to growth in the associate base.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $5.4 million, $6.0 million, and $5.6 million for the third quarter of 2022, second quarter of 2022, and third quarter of 2021, respectively. Higher expenses in the second quarter of 2022 are attributed to merger related data conversion costs. For the nine months ended September 30, 2022 and September 30, 2021, outsourced data processing costs totaled $17.6 million and $14.8 million, respectively. The increase year-over-year reflects increased cost associated with growth as well as ongoing upgrades to the Company’s various technology platforms.
Telephone and data line expenditures, including electronic communications with customers and between branch and customer support locations and personnel, as well as with third-party data processors, were $1.0 million, $0.9 million, and $0.8 million for the third quarter of 2022, second quarter of 2022, and third quarter of 2021, respectively. Telephone and data line expenditures totaled $2.6 million and $2.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
Total occupancy, furniture and equipment expenses were $6.5 million in the third quarter of 2022, $5.6 million in the second quarter of 2022, and $5.1 million in the third quarter of 2021. Increases in the third quarter reflect the impact of the Company’s purchase of two branches which were previously leased, resulting in $0.9 million in lease asset write-offs. The Company expects to save $0.3 million annually on net occupancy expenses as a result of these purchases. For the nine months ended

September 30, 2022, total occupancy, furniture and equipment expenses totaled $17.6 million, compared to $14.6 million for the nine months ended September 30, 2021, reflecting additional expenses as the Company expands its footprint through acquisition and organic growth.
Marketing expenses totaled $1.5 million in the third quarter of 2022, $1.9 million in the second quarter of 2022, and $1.4 million in the third quarter of 2021. For the nine months ended September 30, 2022, marketing expenses totaled $4.5 million, an increase of $1.0 million, or 28%, compared to the nine months ended September 30, 2021.
Legal and professional fees for the third quarter of 2022 were $3.8 million, an increase of $0.8 million, or 29%, compared to the second quarter of 2022, and a decrease of $0.4 million, or 9%, compared to the third quarter of 2021. For the nine months ended September 30, 2022, legal and professional fees totaled $11.5 million, an increase of $2.6 million, or 29%, compared to the nine months ended September 30, 2021. Acquisition-related expenses were $1.8 million in the third quarter of 2022, $1.4 million in the second quarter of 2022, and $2.0 million in the third quarter of 2021.
FDIC assessments were $0.8 million for the third quarter of 2022, $0.7 million in the second quarter of 2022, and $0.7 million in the third quarter of 2021. For the nine months ended September 30, 2022, FDIC assessments totaled $2.2 million compared to $1.7 million for the nine months ended September 30, 2021.
The second quarter of 2022 included a $1.0 million gain on sale of an OREO property. No OREO sale activity occurred in the other periods presented.
A provision of $1.0 million was recorded for potential credit losses on unfunded lending commitments reflecting modeled results of changes in economic factors.
Other expenses totaled $7.5 million, $5.3 million and $4.0 million for the third quarter of 2022, the second quarter of 2022 and the third quarter of 2021, respectively. Increases in the third quarter of 2022 reflect higher recruiting and other one-time costs associated with key talent additions. For the nine months ended September 30, 2022, other expense totaled $17.6 million, an increase of $5.5 million, or 46%, compared to the nine months ended September 30, 2021, reflecting higher recruiting and production-related costs.
The Company expects to maintain expense discipline while investing for growth. Expenses in the fourth quarter of 2022 are expected to increase, primarily as a result of the Apollo and Drummond acquisitions as well as continued investments in talent and scaling the business.
Provision for Credit Losses
The provision for credit losses was $4.7 million for the third quarter of 2022 compared to $0.8 million for the second quarter of 2022 and $5.1 million for the third quarter of 2021. The third quarter of 2022 included the impacts of loan growth, along with changes in economic forecast factors, and losses that may result from the impact of Hurricane Ian on the Company’s borrowers.

Income Taxes
For the third quarter of 2022, the Company recorded tax expense of $9.1 million compared to $8.9 million in the second quarter of 2022 and $7.0 million in the third quarter of 2021. During the second quarter of 2022, the Company received a $1.0 million refund of Florida corporate income tax paid in prior periods. Tax benefits related to stock-based compensation totaled $0.2 million in the third quarter of 2022, $0.4 million in the second quarter of 2022, and $0.3 million in the third quarter of 2021. For the nine months ended September 30, 2022, tax expense totaled $23.8 million, a decrease of $2.2 million, or 8%, compared to the nine months ended September 30, 2021 due primarily to lower pre-tax income.

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

Reconciliation of Non-GAAP Measures

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2022	2022	2021	2022	2021
Net income, as reported:
Net income	$29,237	$32,755	$22,944	$82,580	$88,073

Noninterest Income	$16,103	$16,964	$19,028	$48,440	$52,021
Securities losses, net	362	300	30	1,114	199
Total adjustments to noninterest income	362	300	30	1,114	199
Total Adjusted Noninterest Income	$16,465	$17,264	$19,058	$49,554	$52,220

Noninterest Expense	61,359	$56,148	$55,268	$176,424	$147,172
Merger-related charges	(2,054)	(3,039)	(6,281)	(11,785)	(7,371)
Amortization of intangibles	(1,446)	(1,446)	(1,306)	(4,338)	(3,729)
Branch reductions and other expense initiatives[1]	(960)	—	(870)	(1,034)	(1,982)
Total adjustments to noninterest expense	(4,460)	(4,485)	(8,457)	(17,157)	(13,082)
Total Adjusted Noninterest Expense	$56,899	$51,663	$46,811	$159,267	$134,090

Income Taxes	$9,115	$8,886	$7,049	$23,835	$25,991
Tax effect of adjustments	1,222	1,213	2,081	4,631	3,256
Total adjustments to income taxes	1,222	1,213	2,081	4,631	3,256
Adjusted income taxes	10,337	10,099	9,130	28,466	29,247
Adjusted net income	$32,837	$36,327	$29,350	$96,220	$98,098

Earnings per diluted share, as reported	$0.47	$0.53	$0.40	$1.33	$1.56
Adjusted diluted earnings per share	0.53	0.59	0.51	1.56	1.74
Average diluted shares outstanding	61,961	61,923	57,645	61,867	56,441

Adjusted Noninterest Expense	$56,899	$51,663	$46,811	$159,267	$134,090
Foreclosed property expense and net (loss) gain on sale	(9)	968	(66)	1,123	89
Provision for credit losses on unfunded commitments	(1,015)	—	(133)	(1,157)	(133)
Net Adjusted Noninterest Expense	$55,875	$52,631	$46,612	$159,233	$134,046

Revenue	$104,387	$98,611	$90,352	$294,893	$255,757
Total adjustments to revenue	362	300	30	1,114	199
Impact of FTE adjustment	115	117	131	349	393
Adjusted revenue on a fully tax equivalent basis	$104,864	$99,028	$90,513	$296,356	$256,349
Adjusted Efficiency Ratio	53.28%	53.15%	51.50%	53.73%	52.29%
Net Adjusted Noninterest Expense as a Percent of Average Tangible Assets[2]	2.16%	2.00%	1.95%	2.05%	2.03%

Net Interest Income	$88,284	$81,647	$71,324	$246,453	$203,736
Impact of FTE adjustment	115	117	131	349	393
Net interest income including FTE adjustment	88,399	81,764	71,455	246,802	204,129
Noninterest income	16,103	16,964	19,028	48,440	52,021
Noninterest expense	61,359	56,148	55,268	176,424	147,172
Pre-Tax Pre-Provision Earnings	43,143	42,580	35,215	118,818	108,978
Adjustments to noninterest income	362	300	30	1,114	199
Adjustments to noninterest expense	(5,484)	(3,517)	(8,656)	(17,191)	(13,126)
Adjusted Pre-Tax Pre-Provision Earnings	$48,989	$46,397	$43,901	$137,123	$122,303

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2022	2022	2021	2022	2021

Average Assets	$10,585,338	$10,840,518	$9,753,734	$10,684,632	$9,092,958
Less average goodwill and intangible assets	(305,935)	(307,411)	(254,980)	(305,895)	(242,820)
Average Tangible Assets	$10,279,403	$10,533,107	$9,498,754	$10,378,737	$8,850,138

Return on Average Assets (ROA)	1.10%	1.21%	0.93%	1.03%	1.29%
Impact of removing average intangible assets and related amortization	0.07	0.08	0.07	0.08	0.08
Return on Average Tangible Assets (ROTA)	1.17	1.29	1.00	1.11	1.37
Impact of other adjustments for Adjusted Net Income	0.10	0.09	0.23	0.13	0.11
Adjusted Return on Average Tangible Assets	1.27%	1.38%	1.23%	1.24%	1.48%

Average Shareholders' Equity	$1,349,475	$1,350,568	$1,248,547	$1,366,672	$1,185,530
Less average goodwill and intangible assets	(305,935)	(307,411)	(254,980)	(305,895)	(242,820)
Average Tangible Equity	$1,043,540	$1,043,157	$993,567	$1,060,777	$942,710

Return on Average Shareholders' Equity	8.60%	9.73%	7.29%	8.08%	9.93%
Impact of removing average intangible assets and related amortization	2.93	3.28	2.27	2.74	2.96
Return on Average Tangible Common Equity (ROTCE)	11.53	13.01	9.56	10.82	12.89
Impact of other adjustments for Adjusted Net Income	0.95	0.96	2.16	1.31	1.02
Adjusted Return on Average Tangible Common Equity	12.48%	13.97%	11.72%	12.13%	13.91%

Loan Interest Income[2]	$74,050	$69,388	$64,517	$210,636	$187,347
Accretion on acquired loans	(2,242)	(2,720)	(3,483)	(8,679)	(9,237)
Interest and fees on PPP loans	(320)	(741)	(5,917)	(2,584)	(17,930)
Loan interest income excluding PPP and accretion on acquired loans[2]	$71,488	$65,927	$55,117	$199,373	$160,180

Yield on Loans[2]	4.45%	4.29%	4.49%	4.35%	4.40%
Impact of accretion on acquired loans	(0.14)	(0.16)	(0.24)	(0.18)	(0.21)
Impact of PPP loans	(0.01)	(0.03)	(0.22)	(0.03)	(0.09)
Yield on loans excluding PPP and accretion on acquired loans[2]	4.30%	4.10%	4.03%	4.14%	4.10%

Net Interest Income[2]	$88,399	$81,764	$71,455	$246,802	$204,129
Accretion on acquired loans	(2,242)	(2,720)	(3,483)	(8,679)	(9,237)
Interest and fees on PPP loans	(320)	(741)	(5,917)	(2,584)	(17,930)
Net interest income excluding PPP and accretion on acquired loans[2]	$85,837	$78,303	$62,055	$235,539	$176,962

Net Interest Margin[2]	3.67%	3.38%	3.22%	3.44%	3.32%
Impact of accretion on acquired loans	(0.09)	(0.12)	(0.15)	(0.12)	(0.15)
Impact of PPP loans	(0.01)	(0.02)	(0.18)	(0.03)	(0.12)
Net interest margin excluding PPP and accretion on acquired loans[2]	3.57%	3.24%	2.89%	3.29%	3.05%

Loan Interest Income[2]	$74,050	$69,388	$64,517	$210,636	$187,347
Tax equivalent adjustment to loans	(80)	(81)	(93)	(241)	(277)
Loan interest income excluding tax equivalent adjustment	$73,970	$69,307	$64,424	$210,395	$187,070

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2022	2022	2021	2022	2021

Securities Interest Income[2]	$15,827	$12,562	$7,956	$38,607	$21,186
Tax equivalent adjustment to securities	(35)	(36)	(38)	(108)	(116)
Securities interest income excluding tax equivalent adjustment	$15,792	$12,526	$7,918	$38,499	$21,070

Net Interest Income[2]	$88,399	$81,764	$71,455	$246,802	$204,129
Tax equivalent adjustments to loans	(80)	(81)	(93)	(241)	(277)
Tax equivalent adjustments to securities	(35)	(36)	(38)	(108)	(116)
Net interest income excluding tax equivalent adjustments	$88,284	$81,647	$71,324	$246,453	$203,736
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company's branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets as of September 30, 2022 were $10.3 billion, an increase of $0.7 billion, or 7%, from December 31, 2021. The increase reflects the impact of organic growth and the acquisitions of BBFC and Sabal Palm, which combined added $661.0 million in assets.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note 3 – Securities” of the Company’s condensed consolidated financial statements.
At September 30, 2022, the Company had $1.9 billion in securities available-for-sale and $774.7 million in securities held-to-maturity. The Company's total debt securities portfolio increased $352.5 million, or 15%, from December 31, 2021.
During the nine months ended September 30, 2022, there were $879.7 million of debt security purchases and $289.5 million in pay downs and maturities over the same period. The Company obtained securities in the first quarter of 2022 as part of the acquisition of BBFC which had a fair value of $26.0 million and were immediately sold with no gain or loss recognized. For the nine months ended September 30, 2021, there were $1.1 billion of debt security purchases and $520.4 million in pay downs and maturities over the same period. For the nine months ended September 30, 2021, the Company had $57.2 million in proceeds from the sales of securities with a net losses of $0.1 million.
Debt securities generally return principal and interest monthly. The modified duration of the available-for-sale portfolio at September 30, 2022 was 3.5, compared to 3.1 at December 31, 2021.
At September 30, 2022, available-for-sale securities had gross unrealized losses of $246.7 million and gross unrealized gains of $0.3 million, compared to gross unrealized losses of $20.9 million and gross unrealized gains of $11.5 million at December 31, 2021. The decline in value was the result of rising interest rates and changes in interest rate spreads during the period. The Company assesses securities in an unrealized loss position on a quarterly basis. As of September 30, 2022, the Company expected to recover the entire amortized cost basis of these securities, and therefore, no allowance for credit losses was recorded.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury and U.S. government agencies and obligations of U.S. government sponsored entities totaled $2.1 billion, or 81%, of the total portfolio.
The portfolio includes $183.7 million, with a fair value of $172.0 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $166.5 million, with a fair value of $155.7 million, in private label mortgage-backed residential securities with weighted average credit support of 24%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate mortgage loans. Non-guaranteed agency commercial securities totaled $17.2 million, with a fair value of $16.3 million. These securities have weighted average credit support of 19%. The collateral underlying these mortgages is primarily pooled multifamily loans.
The Company also has invested $314.2 million in floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of September 30, 2022, all of the Company’s collateralized loan obligations were in AAA/AA tranches with average credit support of 37%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
Held-to-maturity securities consist solely of mortgage-backed securities and collateralized mortgage obligations guaranteed by government agencies.
At September 30, 2022, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at September 30, 2022, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $6.7 billion at September 30, 2022, a $765.8 million increase from December 31, 2021. Changes during the first nine months of 2022 included $367.9 million added through bank acquisitions, and the purchase of a $111.3 million residential loan pool in the first quarter of 2022. Removing the impacts of loans added through acquisitions and the purchased pool, loans grew 7% on an annualized basis in each of the first and second quarters of 2022, and grew 10% on an annualized basis in the third quarter of 2022. The Company expects loan growth to continue, with an annualized loan growth rate, excluding acquisitions, in the high single digits in the fourth quarter of 2022.
For the nine months ended September 30, 2022, the Company originated $1.2 billion in commercial and commercial real estate loans, compared to $728.9 million for the nine months ended September 30, 2021, an increase of $446.4 million, or 61%. The late-stage loan pipeline for commercial and commercial real estate loans totaled $530.4 million at September 30, 2022. The addition of well-established commercial bankers and expansion into new markets across the state has generated disciplined loan growth.
The Company originated $347.7 million in residential loans retained in the portfolio during the nine months ended September 30, 2022, compared to $415.6 million during the nine months ended September 30, 2021, a decrease of $67.8 million, or 16%. Residential loans retained in the portfolio includes the $111.3 million purchased residential loan pool consisting of 30-year fixed rate jumbo residential loans purchased in the first quarter of 2022 and the $38.4 million purchased residential loan pool consisting of 30-year fixed rate jumbo residential loans purchased in the second quarter of 2021. Saleable production decreased for the nine months ended September 30, 2022, to $110.3 million compared to $353.6 million during the nine months ended September 30, 2021, reflecting the impact of increasing interest rates and limited housing inventory.
Consumer originations totaled $334.1 million for the nine months ended September 30, 2022, an increase of $157.2 million, or 89%, compared to the nine months ended September 30, 2021. The increase is primarily the result of consumer lending teams that joined in late 2021.
The Company remains committed to sound risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).

The following tables detail loan portfolio composition at September 30, 2022 and December 31, 2021 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in Note 4-Loans.

	September 30, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$338,070	$23,808	$35	$361,913
Commercial real estate - owner-occupied	988,614	245,943	18,902	1,253,459
Commercial real estate - non owner-occupied[1]	1,568,138	469,363	70,113	2,107,614
Residential real estate[1]	1,488,359	106,597	4,809	1,599,765
Commercial and financial	1,091,665	78,406	12,313	1,182,384
Consumer	176,895	3,521	—	180,416
Paycheck Protection Program	1,616	3,678	—	5,294
Totals	$5,653,357	$931,316	$106,172	$6,690,845

1In 3Q’22, $100 million in loans to commercial borrowers collateralized by residential properties were reclassified from “Residential real estate” to “Commercial real estate - non-owner occupied

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
The amortized cost basis of loans at September 30, 2022 included net deferred costs of $30.1 million. At December 31, 2021, the amortized cost basis included net deferred costs of $31.0 million on non-PPP portfolio loans and net deferred fees of $2.4 million on PPP loans. At September 30, 2022, the remaining fair value adjustments on acquired loans was a net discount of $19.1 million, or 1.8%, of the outstanding acquired loan balances. At December 31, 2021, the remaining fair value adjustments for acquired loans was a net discount of $23.1 million, or 2.3%, of the acquired loan balances. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Commercial real estate (“CRE”) loans, inclusive of owner-occupied CRE, increased by $426.9 million, or 15%, in the nine months ended September 30, 2022, totaling $3.4 billion at September 30, 2022 compared to $2.9 billion at December 31, 2021. Owner-occupied CRE loans represent $1.3 billion, or 37%, of the commercial real estate portfolio.

Residential real estate loans increased $174.4 million, or 12%, to $1.6 billion as of September 30, 2022, compared to December 31, 2021. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. At September 30, 2022, approximately $263.7 million, or 16%, of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans, which includes hybrid adjustable-rate mortgages, compared to $278.9 million, or 20%, at December 31, 2021. Fixed-rate mortgages totaled approximately $922.6 million, or 58%, at September 30, 2022, compared to $773.7 million, or 54%, at December 31, 2021. Home equity lines of credit (“HELOCs”), primarily floating rates, totaled $413.5 million at September 30, 2022 and $336.6 million at December 31, 2021. Borrowers in the residential real estate portfolio have an average credit score of 751. Specifically for HELOCs, borrowers have an average credit score of 763. The average LTV of our HELOC portfolio is 67% with 37% of the portfolio being in first lien position at September 30, 2022, compared to an average LTV of 69% with 42% of the portfolio being in the first lien position at December 31, 2021.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which increased $6.2 million, or 4%, to total $180.4 million, compared to $174.2 million at December 31, 2021. Borrowers in the consumer portfolio have an average credit score of 737.
At September 30, 2022, the Company had unfunded commitments to extend credit of $2.5 billion, compared to $2.0 billion at December 31, 2021.
Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $1.6 billion and represented 25% of the total portfolio at September 30, 2022, compared to $1.2 billion, or 20%, at year-end 2021.
The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at September 30, 2022 aggregated to $432.6 million, of which $271.0 million was funded, compared to $312.0 million at December 31, 2021, of which $157.8 million was funded. The Company had 191 commercial and commercial real estate relationships in excess of $5 million totaling $2.4 billion, of which $1.7 billion was funded at September 30, 2022, compared to 174 relationships totaling $1.9 billion at December 31, 2021, of which $1.4 billion was funded.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital were 30% and 191%, respectively, at September 30, 2022, compared to 22% and 189%, respectively, at December 31, 2021. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 28% and 175%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded.
At September 30, 2022, the Company had $1.6 billion in loans secured by residential real estate and $3.4 billion in loans secured by commercial real estate, representing 24% and 50% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality
Nonperforming assets (“NPAs”) at September 30, 2022 totaled $23.9 million, and were comprised of $21.5 million of nonaccrual loans, and $2.4 million of other real estate owned (“OREO”). Compared to December 31, 2021, nonaccrual loans decreased $9.1 million, primarily the result of pay downs. The decrease in OREO of $11.2 million reflects $12.8 million in sales and $0.1 million of write-downs, offset by $1.0 million added upon closure of a branch property, $0.1 million in acquired OREO, and $0.6 million in capital expenditures. Overall, NPAs decreased $20.3 million, or 46%, from $44.2 million as of December 31, 2021. At September 30, 2022, approximately 64% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At September 30, 2022, nonaccrual loans reflected cumulative write downs of approximately $5.8 million, including reserves on individually evaluated loans.

Nonperforming loans to total loans outstanding at September 30, 2022 decreased to 0.32% from 0.52% at December 31, 2021. Nonperforming assets to total assets at September 30, 2022 decreased to 0.23% from 0.46% at December 31, 2021.
The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.
The Company pursues loan restructurings in select cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing TDRs totaled $4.1 million at September 30, 2022, compared to $3.9 million at December 31, 2021. Accruing TDRs are excluded from the nonperforming asset ratios.
The table below sets forth details related to nonaccrual and accruing restructured loans.

	September 30, 2022
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$—	$9	$9	$2
Commercial real estate - owner-occupied	544	1,095	1,639	387
Commercial real estate - non owner-occupied	2,892	1,331	4,223	—
Residential real estate	962	6,956	7,918	3,318
Commercial and financial	2,938	4,401	7,339	295
Consumer	34	302	336	146
Total	$7,370	$14,094	$21,464	$4,148

	December 31, 2021
	Nonaccrual Loans			Accruing Restructured Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$—	$259	$259	$12
Commercial real estate - owner-occupied	261	3,705	3,966	101
Commercial real estate - non owner-occupied	3,218	2,687	5,905	—
Residential real estate	5,130	7,915	13,045	3,298
Commercial and financial	2,914	3,955	6,869	318
Consumer	46	508	554	188
Total	$11,569	$19,029	$30,598	$3,917
At September 30, 2022 and December 31, 2021, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	September 30, 2022		December 31, 2021
(In thousands)	Number	Amount	Number	Amount
Maturity extended	47	$4,607	56	$5,385
Rate reduction	18	993	25	2,769
Chapter 7 bankruptcies	5	199	1	39
Not elsewhere classified	7	417	12	378
Total	77	$6,216	94	$8,571
During the nine months ended September 30, 2022, there was one default totaling $2 thousand on a loan that had been modified to a TDR within the preceding twelve months. During the nine months ended September 30, 2021, there were two defaults totaling $0.1 million of loans that had been modified to a TDR within the preceding twelve months. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, has been charged off or has been transferred to OREO.
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
During the nine months ended September 30, 2022, the Company recorded a provision of $12.1 million, including $5.1 million for loans acquired in the BBFC and Sabal Palm acquisitions as well as the impact of organic loan growth during the quarter. The Company reported net charge-offs for the third quarter of 2022 of $0.1 million and, for the four most recent quarters, net charge-offs averaged 0.01% of outstanding loans.
The ratio of allowance for credit losses to total loans was 1.42% at September 30, 2022, 1.39% at June 30, 2022, and 1.49% at September 30, 2021. Excluding PPP loans, the ratio of allowance for credit losses to total loans was 1.43% at September 30, 2022, 1.39% at June 30, 2022, and 1.54% at September 30, 2021.
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
As of December 31, 2021, the Company ceased issuance of new LIBOR loans. As of September 30, 2022, the Company has approximately $202 million in existing loans for which the repricing index is tied to LIBOR. The Company's swap agreements and other derivatives are governed by the International Swap Dealers Association (“ISDA”). ISDA has developed fallback language for swap agreements and has established a protocol to allow counterparties to modify legacy trades to include the new fallback language. The Company also invests in securities and has issued subordinated debt tied to LIBOR. The Company continues to monitor regulatory and legislative activity with regard to these products to identify and execute necessary actions to facilitate the transition to alternative reference rates.
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
The Company does not rely on and is not dependent upon off-balance sheet financing or significant amounts of wholesale funding. Brokered deposits at September 30, 2022 were comprised of $81.8 million in interest-bearing demand accounts. At December 31, 2021, brokered deposits were comprised of $8.0 million in money market accounts, and at September 30, 2021, brokered deposits included $196.5 million in money market accounts and $20.0 million in time certificates of deposit.
Cash and cash equivalents, including interest bearing deposits, totaled $218.6 million at September 30, 2022, compared to $737.7 million at December 31, 2021. Lower cash and cash equivalent balances at September 30, 2022 reflect investment in securities and loan growth over the course of the year.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, debt securities available-for-sale and interest-bearing deposits. The Company is also able to provide short-term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds. At September 30, 2022, the Company had available unsecured lines of credit of $165.0 million and secured lines of credit, which are subject to change, of $2.1 billion. In addition, the Company had $2.1 billion of debt securities and $880.6 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2021, the Company had available unsecured lines of credit of $165.0 million and secured lines of credit of $1.6 billion, and $1.9 billion of debt securities and $614.2 million in residential and commercial real estate loans available as collateral.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the third quarter of 2022, Seacoast Bank distributed $13.3 million to the Company and, at September 30, 2022, is eligible to distribute dividends to the Company of approximately $156.2 million without prior regulatory approval. At September 30, 2022, the Company had cash and cash equivalents at the parent of approximately $107.0 million compared to $98.5 million at December 31, 2021.
Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

	September 30,	December 31,
(In thousands, except ratios)	2022	2021
Noninterest demand	$3,529,489	$3,075,534
Interest-bearing demand	2,170,251	1,890,212
Money market	1,700,737	1,651,881
Savings	938,081	895,019
Time certificates of deposit	426,856	554,943
Total deposits	$8,765,414	$8,067,589

Customer sweep accounts	$94,191	$121,565

Noninterest demand deposits as % of total deposits	40%	38%
The Company’s balance sheet continues to be primarily funded by core deposits.
Total deposits increased $697.8 million, or 9%, to $8.8 billion at September 30, 2022, compared to $8.1 billion at December 31, 2021. The increase reflects growth in existing customer balances, the addition of new customers and the impact of the BBFC and Sabal Palm acquisitions, which added $166.3 million and $396.0 million, respectively, in deposits during the first quarter of 2022.
Since December 31, 2021, interest bearing deposits (interest bearing demand, savings and money market deposits) increased $372.0 million, or 8%, to $4.8 billion, and CDs decreased $128.1 million, or 23%, to $426.9 million. Noninterest demand deposits were higher by $454.0 million, or 15%, compared to year-end 2021, totaling $3.5 billion. Noninterest demand deposits represented 40% of total deposits at September 30, 2022 and 38% at December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Company did not hold any brokered CDs.
Customer repurchase agreements totaled $94.2 million at September 30, 2022, decreasing $27.4 million from December 31, 2021. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At September 30, 2022 and December 31, 2021, borrowings were comprised of subordinated debt of $71.9 million and $71.6 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company, and there were no borrowings from FHLB during any of the periods presented.
The weighted average interest rate of outstanding subordinated debt related to trust preferred securities was 3.40% and 2.37% for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Loan commitments were $2.5 billion at September 30, 2022 and $2.0 billion at December 31, 2021.
Capital Resources
The Company’s equity capital at September 30, 2022 decreased $22.9 million, or 2%, from December 31, 2021 to $1.3 billion. Changes in equity included increases from net income of $82.6 million, and the issuance of $94.1 million in equity in connection with the BBFC and Sabal Palm acquisitions, partially offset by the issuance of a common stock dividend totaling $29.0 million and the decrease in accumulated other comprehensive income of $180.2 million attributed to the impact of rising interest rates on the market value of available-for-sale debt securities.
The ratio of shareholders’ equity to period end total assets was 12.45% and 13.54% at September 30, 2022 and December 31, 2021, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.79% and 11.09% at September 30, 2022 and December 31, 2021, respectively. The decrease was due to growth in the balance sheet, the result of bank acquisitions and deposit growth, and the impact on equity of the decline in value of available-for-sale securities due to rising interest rates in the first half of 2022.

Activity in shareholders’ equity for the nine months ended September 30, 2022 and 2021 follows:

(In thousands)	2022	2021
Beginning balance at December 31, 2021 and 2020	$1,310,736	$1,130,402
Net income	82,580	88,073
Common stock issued for stock options	4,049	—
Issuance of common stock and conversion of options pursuant to acquisitions	94,067	92,094
Stock compensation, net of Treasury shares acquired	5,602	9,908
Issuance of common share dividend	(29,012)	(14,856)
Change in accumulated other comprehensive income	(180,220)	(15,101)
Ending balance at September 30, 2022 and 2021	$1,287,802	$1,290,520
Capital ratios are well above regulatory requirements for well-capitalized institutions. Management’s use of risk-based capital ratios in its analysis of the Company’s capital adequacy are not GAAP financial measures. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies and Seacoast does not nor should investors consider such non-GAAP financial measures in isolation from, or as a substitute for GAAP financial information (see “Note 8 – Equity Capital”).

September 30, 2022	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	17.48%	16.04%	10.00%
Tier 1 Capital Ratio	16.51	15.08	8.00
Common Equity Tier 1 Ratio (CET1)	15.58	15.08	6.50
Leverage Ratio	12.08	11.03	5.00
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 17.48% at September 30, 2022, a decrease from 18.21% at December 31, 2021, primarily due to growth including the acquisitions of Sabal Palm and BBFC. At September 30, 2022, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 11.03%, well above the minimum to be well capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $156.2 million of dividends to the Company.
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
The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $71.9 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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
The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. The Company estimates expected credit losses using a discounted cash flow approach for commercial loans and a loss rate approach for consumer loans. The allowance estimation process applies an economic forecast scenario over a period that has been deemed reasonable and supportable and when it can no longer develop reasonable and supportable forecasts, the Company reverts to longer-term historical loss experience to estimate losses over the remaining life of the loans within each segment. The forecast may utilize one scenario or a composite of scenarios based on management's judgment and expectations around the current and future macroeconomic outlook. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.
Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the quantitative components of the allowance model. These influences may include elements such as changes in concentration, macroeconomic conditions, recent observable asset quality trends, staff turnover, regional market conditions, employment levels, model risk, and loan growth. Based upon management's assessments of these factors, the Company may apply qualitative adjustments to the allowance.
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
Acquisition Accounting and Purchased Loans – Critical Accounting Policies and Estimates
The Company accounts for acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. All loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, Fair Value Measurement. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest, and other cash flows. Loans are identified as purchased credit deteriorated (“PCD”) when they have experienced more-than-insignificant deterioration in credit quality since origination. An allowance for expected credit losses on PCD loans is recorded at the date of acquisition through an adjustment to the loans’ amortized cost basis. In contrast, expected credit losses on loans not considered PCD are recognized in net income at the date of acquisition.
Fair value estimates for acquired assets and assumed liabilities are based on the information available and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

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
Impairment of Debt Securities – Critical Accounting Policies and Estimates
On January 1, 2020, the Company adopted ASC Topic 326 – Financial Instruments – Credit Losses, which requires expected credit losses on both HTM and AFS securities to be recognized through a valuation allowance instead of as a direct write-down to the amortized cost basis of the security. For HTM securities, the guidance requires management to estimate expected credit losses over the remaining expected life and recognize this estimate as an allowance for credit losses. An AFS security is considered impaired if the fair value is less than amortized cost basis. For AFS securities, if any portion of the decline in fair value is related to credit, the amount of allowance is determined as the portion related to credit, limited to the difference between the amortized cost basis and the fair value of the security. If the fair value of the security increases in subsequent periods, or changes in factors used within the credit loss assessment result in a change in the estimated credit loss, the Company would reflect the change by decreasing the allowance. If the Company has the intent to sell or believes it is more likely than not that it will be required to sell an impaired AFS security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Declines in the fair value of AFS securities that are not considered credit related are recognized in Accumulated Other Comprehensive Income on the Company’s Consolidated Balance Sheet.

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
Contingent Liabilities – Critical Accounting Policies and Estimates

Seacoast is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of the Company's business activities. These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial adviser, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or its advisers may learn of additional information that can affect the assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At September 30, 2022 and December 31, 2021, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on October 1, 2022, holding all balances on the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net
Change in Interest Rates	Interest Income
	1-12 months	13-24 months
+2.00%	9.6%	13.4%
+1.00%	4.8%	6.6%
Current	—%	—%
-1.00%	(5.9%)	(9.2%)
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 24.5% at September 30, 2022. This result includes assumptions for core deposit re-pricing from a statistical study commissioned from a third party consulting group.
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

% Change in
Change in Interest Rates	Economic Value of
Equity
+2.00%	6.9%
+1.00%	3.9%
Current	—%
-1.00%	(6.6%)
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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2022 and concluded that those disclosure controls and procedures are effective.
During the quarter ended September 30, 2022, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine month period ended September 30, 2022, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
1/1/22 to 1/31/22	940	$35.39	—	$100,000
2/1/22 to 2/28/22	—	—	—	100,000
3/1/22 to 3/31/22	—	—	—	100,000
Total - 1st Quarter	940	$35.39	—	$100,000
4/1/22 to 4/30/22	39,489	34.34	—	100,000
5/1/22 to 5/31/22	—	—	—	100,000
6/1/22 to 6/30/22	—	—	—	100,000
Total - 2nd Quarter	39,489	$34.34	—	$100,000
7/1/22 to 7/31/22	3,247	34.28	—	100,000
8/1/22 to 8/31/22	—	$—	—	100,000
9/1/22 to 9/30/22	—	$—	—	100,000
Total - 3rd Quarter	3,247	$34.28	—	$100,000
[1]Shares purchased from January 1, 2022 through September 30, 2022 represent shares surrendered to the Company to satisfy tax withholding related to the exercise of stock options and the vesting of share-based awards.

On December 15, 2021, the Company's Board of Directors authorized the renewal of the Company’s share repurchase program, under which the Company may, from time to time, purchase up to $100 million of its shares of outstanding common stock.

Under the share repurchase program, which will expire on December 31, 2022, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date. As of September 30, 2022, no shares of the Company's common stock had been repurchased under the program.

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

Exhibit 2.3 Agreement and Plan of Merger dated August 7, 2022 by and among the Company, Seacoast Bank, Professional Holding Corp. and Professional Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed August 11, 2022.

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
Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 4, 2022	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

November 4, 2022	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer