Form 10-K
period 2022-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2023-03-01
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
                                              ☒ Yes            ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2022, as reported on the NASDAQ Global Select Market, was $2,028,996,312. The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of January 31, 2023, was 84,526,816.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2023 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2023 Proxy Statement shall be deemed so incorporated.

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
All statements other than statements of historical fact could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•The impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within Seacoast’s primary market areas, including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
•Governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve, as well as legislative, tax and regulatory changes, including those that impact the money supply and inflation and the possibility that the U.S. could default on its debt obligations;
•The risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities, and interest rate sensitive assets and liabilities;
•Interest rate risks, sensitivities and the shape of the yield curve;
•Changes in accounting policies, rules and practices;
•Changes in retail distribution strategies, customer preferences and behavior generally and as a result of economic factors;
•Changes in the availability and cost of credit and capital in the financial markets;
•Changes in the prices, values and sales volumes of residential and commercial real estate;
•The Company’s concentration in commercial real estate loans and in real estate collateral in Florida;
•Seacoast's ability to comply with any regulatory requirements;
•The effects of problems encountered by other financial institutions that adversely affect Seacoast or the banking industry;
•Inaccuracies or other failures from the use of models, including the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions;
•The impact on the valuation of Seacoast’s investments due to market volatility or counterparty payment risk, as well as the effect of a decline in stock market prices on our fee income from our wealth management business;
•Statutory and regulatory dividend restrictions; increases in regulatory capital requirements for banking organizations generally;

•The risks of mergers, acquisitions and divestitures, including Seacoast’s ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
•Changes in technology or products that may be more difficult, costly, or less effective than anticipated;
•The Company’s ability to identify and address increased cybersecurity risks;
•Fraud or misconduct by internal or external parties, which Seacoast may not be able to prevent, detect or mitigate;
•Inability of Seacoast’s risk management framework to manage risks associated with the Company’s business; dependence on key suppliers or vendors to obtain equipment or services for the business on acceptable terms, including the impact of supply chain disruptions;
•Reduction in or the termination of Seacoast’s ability to use the online- or mobile-based platform that is critical to the Company’s business growth strategy;
•The effects of war or other conflicts, including the impacts related to or resulting from Russia’s military action in Ukraine, acts of terrorism, natural disasters, including hurricanes in the Company's footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
•Unexpected outcomes of and the costs associated with, existing or new litigation involving the Company, including as a result of the Company’s participation in the Paycheck Protection Program (“PPP”);
•Seacoast’s ability to maintain adequate internal controls over financial reporting;
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
•The failure of assumptions underlying the estimate of reserves for expected credit losses.
•Risks related to environmental, social and governance ("ESG") matters, the scope and pace of which could alter Seacoast's reputation and shareholder, associate, customer and third-party affiliations;
•The risks relating to the merger with Professional Holding Corp. including, without limitation: the diversion of management's time on issues related to the merger; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the mergers being lower than expected; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets; and
•Other factors and risks described under “Risk Factors” herein and in any of the Company's subsequent reports filed with the SEC and available on its website at www.sec.gov.
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
General
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a financial holding company, incorporated in Florida in 1983, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Its principal subsidiary is Seacoast National Bank, a wholly-owned national banking association (“Seacoast Bank”), which commenced its operations in 1933. As of December 31, 2022, Seacoast had total consolidated assets of $12.1 billion, total deposits of $10.0 billion, total consolidated liabilities, including deposits, of $10.5 billion and consolidated shareholders’ equity of $1.6 billion.
Seacoast has grown to be one of the largest community banks headquartered in Florida, with an expanding presence in the state's fastest growing markets, each of which has unique characteristics and opportunities. This growth has been achieved through a balanced strategy consisting of organic growth and opportunistic acquisitions. The Company provides integrated financial services including commercial and retail banking, wealth management, mortgage and insurance services to customers through advanced online and mobile banking solutions, and through Seacoast Bank's network of 78 traditional branches.
The Company’s legal structure includes wholly-owned subsidiaries through which the Company manages investments and foreclosed properties. Through one of these subsidiaries, Seacoast Bank has a controlling interest in a real estate investment trust (“REIT”). Unrelated investors own a non-controlling interest in the preferred stock of the REIT. Seacoast Bank provides brokerage and annuity services through an affiliation with a third party broker/dealer, LPL Financial. Seacoast Insurance Services, Inc. and Nature Coast Insurance, Inc., each a wholly owned subsidiary of Seacoast, facilitate access for the Company to provide customers with a range of insurance products. The Company also operates seven trusts, formed for the purpose of issuing trust preferred securities, as described in Note 9 – “Borrowings” in Item 8 of this Form 10-K.
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
Expansion of Market and Competition
Seacoast has continued expanding the franchise and strengthening its competitive position throughout Florida with acquisitions and new market launches, adding to its footprint in the state’s fastest growing markets. In early 2022, Seacoast completed the acquisitions of Sabal Palm Bancorp, Inc. and Business Bank of Florida Corp., creating a presence in the desirable Sarasota market, and continuing its growth in Brevard County. Also in the first quarter of 2022, Seacoast entered the Naples market with a new branch and the Jacksonville market with a commercial banking team. Early in the fourth quarter of 2022, the acquisition of Drummond Banking Company expanded the footprint into North Florida, including Ocala and Gainesville. Seacoast expanded its presence in the dynamic South Florida market with the acquisition of Apollo Bancorp, Inc. in the fourth quarter of 2022, and with the acquisition of Professional Holding Corp. in January of 2023. Also in 2022, Seacoast continued its focus on delivering better digital experiences to its customers, completing a significant digital conversion, adding Zelle®, budgeting tools, account aggregation, improved digital onboarding, Spanish language, and several other digital customer experience improvements.
Seacoast operates in a highly competitive market, and Seacoast Bank's competition includes not only other banks of comparable or larger size in the same markets, but also various other non-bank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, investment brokerage and financial advisory firms and mutual fund companies. Seacoast Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation and rapid technological changes within the financial services industry will likely change the nature and intensity of competition, but should also create opportunities for the Company to demonstrate and leverage its competitive advantages.

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
Human Capital
As of December 31, 2022, the Company and its subsidiaries employed 1,490 full time-equivalent employees. Since opening our doors in 1926, Seacoast Bank has remained true to our local roots with high integrity, and we believe that our greatest assets will always be our people.

Professional Development and Employee Engagement
Seacoast offers comprehensive training and development programs to provide professional growth opportunities and career paths, and offers tuition reimbursement to promote continued professional education. The Seacoast Manager Excellence Program supports associates as they progress from individual contributor to manager, focusing on creating purpose, driving results, developing talent, and leading change. To ensure that we are meeting associates’ expectations, we conduct an Employee Engagement Survey each year. The results of the survey and the process of continuous improvement are discussed with the Board at least annually. In 2022, 95% of associates participated in the annual engagement survey, and Seacoast maintained an associate engagement score of 83.1%, which is 8% higher than the Banking industry and 7% higher than the Finance industry benchmarks.
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
As part of the many things we do to support our associates and their families, we have established five Associate Resource Groups (“ARGs”): LGBT+, Military Outreach, Women Mean Business, Black Associates and Allies Network (“BAAN”), and Latin American and Hispanic Associates, called Unidos. The Company places a high value on inclusion, engaging employees in our ARG programs, which are each sponsored by a senior executive leader and are comprised of associates with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results.
For the past three years, Seacoast Bank has been named among the "Best Banks to Work For" by American Banker and has repeatedly been recognized as a best place to work for LGBTQ equality.
Associate Health and Well-Being
We strive to offer competitive compensation and employee benefits including, among others, paid vacation time, medical, dental and vision insurance benefits, 401(k) plan with company match, and an employee stock purchase plan. Seacoast also provides access to a variety of resources to address personal and financial health and wellness. Comprehensive Employee Assistance Plan (EAP) resources are accessible to all associates, addressing a wide range of topics from substance abuse to child and elder care resources. Associates are encouraged to balance their physical fitness with their work life, with a Company reimbursement for a portion of fitness center memberships. We also offer financial planning resources for help with student debt, retirement planning and one-on-one financial planning sessions to all associates.
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
Activity Limitations: As a financial holding company, Seacoast is permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if so determined by the Federal Reserve, complementary to financial activities. The Company and Seacoast Bank must each remain “well-capitalized” and “well-managed” and Seacoast Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for the Company to maintain its status as a financial holding company. In addition, the Federal Reserve has the power to order a financial holding company or its subsidiaries to terminate any non-banking activity or terminate its ownership or control of any non-bank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company. As further described below, each of the Company and Seacoast Bank is well-capitalized as of December 31, 2022, and Seacoast Bank has a rating of “Outstanding” in its most recent CRA evaluation.
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
Governance and Financial Reporting Obligations: Seacoast is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board (the “PCAOB”), and the NASDAQ Global Select Market (“NASDAQ”) stock exchange. In particular, the Company is required to include management and independent registered public accounting firm reports on internal controls as part of its Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. Failure to comply with these internal control rules may materially adversely affect the Company's reputation, its ability to obtain the necessary certifications to financial statements, and the value of the Company's securities. The assessments of the Company's financial reporting controls as of December 31, 2022 are included in this report under “Item 9A. Controls and Procedures.”
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
Incentive Compensation: The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2022, these rules have not been implemented. The Company and Seacoast Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with three key principles: that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
Volcker Rule: Section 13 of the BHC Act, commonly referred to as the “Volcker Rule,” generally prohibits banking organizations with greater than $10 billion in assets from (i) engaging in certain proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which bank holding companies and their subsidiaries may continue to engage and requires banking organizations to implement compliance programs. In 2020, amendments to the proprietary trading and covered funds regulations issued by the federal banking agencies, the SEC, and the CFTC took effect, simplifying compliance and providing additional exclusions and exemptions. The Company does not currently anticipate that the Volcker Rule will have a material effect on its operations, as the Company does not engage in activities prohibited by the Volcker Rule. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule.
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
•5.0% leverage ratio.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to Seacoast Bank, the Company’s capital ratios as of December 31, 2022 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
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
In 2022, the Company’s and Seacoast Bank’s regulatory capital ratios were above the well-capitalized standards and met the capital conservation buffer as of December 31, 2022. Based on current estimates, we believe that the Company and Seacoast Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2023. As of December 31, 2022, the consolidated capital ratios of Seacoast and Seacoast Bank were as follows:

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized[1]
Total Risk-Based Capital Ratio	15.79%	14.47%	10.00%
Tier 1 Capital Ratio	14.79	13.46	8.00
Common Equity Tier 1 Capital Ratio (CET1)	13.87	13.46	6.50
Leverage Ratio	11.46	10.44	5.00
[1]For subsidiary bank only.
Payment of Dividends: The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries. The Company's primary source of cash is dividends from Seacoast Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as Seacoast Bank) in any calendar year will exceed the sum of such bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible loan losses.
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the year ended December 31, 2022, Seacoast Bank distributed $48.4 million to the Company. During the year ended December 31, 2021, Seacoast Bank distributed $47.7 million to the Company. Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits for that year combined with its retained net profits for the preceding two calendar years. Under this restriction Seacoast Bank is eligible to distribute dividends up to $198.9 million to the Company, without prior OCC approval, as of December 31, 2022.
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
In the quarter following four consecutive quarters reporting assets over $10 billion, which will be the first quarter of 2023, Seacoast Bank will meet the definition of a “large institution” and will become subject to direct supervision by the Consumer Financial Protection Bureau (“CFPB”) for compliance with a wide range of consumer compliance laws, and for assessment of the effectiveness of the Bank's compliance management system. Until such time, authority to supervise and examine the Company and Seacoast Bank for compliance with federal consumer laws remains largely with the Federal Reserve and the OCC, respectively. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of the Company's other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.
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
Transactions with Affiliates and Insiders: Seacoast Bank is subject to restrictions on extensions of credit and certain other transactions between Seacoast Bank and the Company or any non-bank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of Seacoast Bank’s capital and surplus, and all such transactions between Seacoast Bank and the Company and all of its non-bank affiliates combined are limited to 20% of Seacoast Bank’s capital and surplus. Loans and other extensions of credit from Seacoast Bank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between Seacoast Bank and the Company or any affiliate are required to be on an arm’s length basis. Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as Seacoast Bank, to their directors, executive officers and principal shareholders.
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
In October of 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate by two basis points, applicable to all insured depository institutions beginning with the first quarterly assessment period in 2023 and will remain in effect until the level of the DIF reserve ratios to insured deposits meets the FDIC's long-term goals.
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
Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, subject to pending implementation by regulatory rule making, and, on June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking. FinCEN is required to implement regulations to specify how covered financial institutions, such as the Company, should incorporate these national priorities into their AML programs. As of December 31, 2022, no such regulations have been proposed.
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

Concentrations in Lending: In 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for credit losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:
•Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk based capital; or
•Total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk based capital.
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. Seacoast Bank has exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. Seacoast Bank believes that its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. At December 31, 2022, Seacoast Bank had outstanding $429.2 million in commercial construction and residential land development loans and $170.3 million in residential construction loans to individuals, which represents approximately 45% of total risk-based capital at December 31, 2022, well below the Guidance’s threshold. At December 31, 2022, the total CRE exposure for Seacoast Bank represents approximately 230% of total risk based capital, also below the Guidance’s threshold. On a consolidated basis, construction and land development and commercial real estate loans represent 41% and 210%, respectively, of total consolidated risk-based capital.
Debit Interchange Fees: Interchange fees, or “swipe” fees, are fees that merchants pay to card companies and card-issuing banks such as Seacoast Bank for processing electronic payment transactions on their behalf. The “Durbin Amendment” in the Dodd-Frank Act provides limits on the amount of debit card interchange that may be received or charged by the debit card issuer, for insured depository institutions with $10 billion or more in assets (inclusive of affiliates) as of the end of the previous calendar year. Subject to certain exemptions and potential adjustments, the Durbin Amendment limits debit card interchange received or charged by the issuer to $0.21 plus 5 basis points multiplied by the value of the transaction. Upon crossing the $10 billion asset threshold in a calendar year, the rules require compliance with these limits by no later than July 1 of the succeeding year. Seacoast Bank exceeded the $10 billion asset threshold in 2022. The Company's compliance with the provisions of the Durbin amendment is required no later than July 1, 2023, and the limits to debit card interchange are expected to reduce the Company's revenue, on an annualized basis after taxes, by approximately $10 million.
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
On May 5, 2022, the OCC, FRB, and FDIC issued a notice of proposed rule making to provide for a coordinated approach to modernize their respective CRA regulations, such that all banks will be subject to the same set of CRA rules. Key elements are expected to include (i) expanding access to credit, investment, and basic banking services in low- and moderate-income communities; (ii) updating CRA assessment areas by including activities associated with online and mobile banking, branchless banking, and hybrid models; and (iii) better tailoring CRA evaluations and data collection requirements by bank size and type. No final rule has been issued, but the rule making may affect the Bank’s CRA compliance obligations in the future.
Privacy and Data Security: The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLBA. The GLBA also directs federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. Seacoast Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Seacoast Bank is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”
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
In 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections under the CARES Act continued during the COVID 19 pandemic emergency, and while most of these protections expired in 2022, on January 18, 2023, in its revised Mortgage Servicing Examination Procedures, the CFPB stated it expected servicers to continue to utilize these safeguards, regardless of their expiration.
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
LIBOR: On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act.

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
A decline in residential real estate market prices or reduced levels of home sales, could result in lower single family home values, adversely affecting the liquidity and value of collateral securing commercial loans for residential land acquisition, construction and development, as well as residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on the sale of mortgage loans. Declining real estate prices cause higher delinquencies and losses on certain mortgage loans, generally, and particularly on second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans can limit the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. Deteriorating trends could occur, including declines in real estate values, financial stress on borrowers as a result of job losses or other factors. These could have adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for credit losses on loans is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.
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
Our loan portfolio contains several industry and collateral concentrations including, but not limited to, commercial and residential real estate. Due to the exposure in these concentrations, disruptions in markets, economic conditions, changes in laws or regulations or other events could cause a significant impact on the ability of borrowers to repay and may have a material adverse effect on our business, financial condition and results of operations.
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
Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risk of the asset, especially during a difficult economy, including the current stressed economy. As of December 31, 2022, 50% of our loan portfolio was comprised of loans secured by commercial real estate. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for expected losses and capital levels as a result of CRE lending growth and exposures.
Seacoast Bank has a CRE concentration risk management program and monitors its exposure to CRE; however, there can be no assurance that the program will be effective in managing our concentration in CRE.
Nonperforming assets could result in an increase in our provision for credit losses on loans, which could adversely affect our results of operations and financial condition.
At December 31, 2022, our nonaccrual loans totaled $28.8 million, or 0.35%, of the loan portfolio and our nonperforming assets (which includes nonaccrual loans) were $31.1 million, or 0.26%, of assets. In addition, we had approximately $11.1 million in accruing loans that were 30 days or more delinquent at December 31, 2022. Our nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on nonaccrual loans, thereby adversely affecting our income, and increasing our loan administration costs. When the only source of repayment expected is the underlying collateral, we are required to mark the related loan to the then fair market value of the collateral, if less than the recorded amount of our investment, which may result in a loss. These loans also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. We may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and our provision for credit losses on loans. Any increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
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
Our profitability is largely dependent on our net interest income, which is the difference between the interest income paid to us on our loans and investments and the interest we pay to third parties such as our depositors, lenders and debt holders. Changes in interest rates can impact our profits and the fair values of certain of our assets and liabilities. Prolonged periods of unusually low interest rates may have an incrementally adverse effect on our earnings by reducing yields on loans and other earning assets over time. Increases in market interest rates may reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of nonperforming assets would increase, producing an adverse effect on operating results. Increases in interest rates can have a material impact on the volume of mortgage originations and re-financings, adversely affecting the profitability of our mortgage finance business. Higher market interest rates and increased competition for deposits may result in higher interest expense, as we may offer higher rates to attract or retain customer deposits. Increases in interest rates also may increase the amount of interest expense we pay to creditors on short and long-term debt. Interest rate risk can also result from mismatches between the dollar amounts of re-pricing or maturing assets and liabilities and from mismatches in the timing and rates at which our assets and liabilities re-price. Changes in market values of investment securities classified as available for sale are impacted by higher rates and can negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. We actively monitor and manage the balances of our maturing and re-pricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that we will be able to avoid material adverse effects on our net interest margin in all market conditions.
The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, over which the Company has no control and which the Company may not be able to adequately anticipate.
Interest rates increased significantly in 2022 as the Federal Reserve attempted to slow economic growth and counteract rising inflation. Further changes in interest rates and monetary policy reportedly are dependent upon the Federal Reserve’s assessment of economic data as it becomes available, though the rising interest rate environment is expected to continue in 2023. Inflationary pressures are currently expected to remain elevated in 2023. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations, increasing our credit risk. The Federal Reserve may maintain higher interest rates to counteract persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations. The Company cannot predict the nature of timing of future changes in monetary, economic, or other policies, or the effect that changes will have on the Company’s business activities, financial condition and results of operations.
Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.
We have traditionally obtained funds through local deposits and thus we have a base of lower cost transaction deposits. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected if, and to the extent, we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix, pricing, and growth could adversely affect our profitability and the ability to expand our loan portfolio.
The discontinuation of the London Interbank Offered Rate (“LIBOR”), and the identification and use of alternative replacement reference rates, could adversely affect our revenue, expenses, and the value of the Company's financial instruments, and may subject the Company to litigation risk.
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced its intention to stop persuading or compelling banks to submit LIBOR rates after 2021.The publication of most U.S. dollar LIBOR settings will cease immediately following the LIBOR publication on June 30, 2023.
In the United States, the Alternative Reference Rate Committee (“ARRC”), a group of market participants including large U.S. financial institutions, assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference interest rates to replace LIBOR. The Secured Overnight Finance Rate (“SOFR”) has emerged as the ARRC's preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S.-Treasury-backed repurchased transactions. In December 2022, the Board of Governors of the Federal Reserve System adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act, enacted by Congress to provide a uniform, nationwide solution for contracts that do not have clear and practicable provisions for replacing LIBOR by identifying replacement benchmark rates based on SOFR. The consequences of these developments with respect to LIBOR cannot be entirely predicted, and these reforms may cause benchmark rates to perform differently than in the past or have other consequences, which could adversely affect the value of our floating rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates.
The Company's LIBOR transition program includes the development and execution of a strategy to transition away from LIBOR, with appropriate consideration of the potential financial, customer, counterparty, regulatory and legal impacts.
The Company ceased issuance of new LIBOR loans in 2021, and as of December 31, 2022, had approximately $244 million in existing loans for which the repricing index is tied to LIBOR. The Company's swap agreements and other derivatives are governed by the International Swap Dealers Association (“ISDA”). ISDA has developed fallback language for swap agreements and has established a protocol to allow counterparties to modify legacy trades to include the new fallback language. The Company also invests in securities and has issued subordinated debt tied to LIBOR, which are expected to transition to SOFR-based rates after June 30, 2023 under the LIBOR Act.
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
Our access to funding sources in amounts adequate or on terms which are acceptable to us could be impaired by other factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors. Although we have historically been able to replace maturing deposits and FHLB advances as necessary, we might not be able to replace such funds in the future and can lose a relatively inexpensive source of funds and increase our funding costs if, among other things, customers move funds out of bank deposits and into alternative investments, such as the stock market, that may be perceived as providing superior expected returns. Access to liquidity may also be negatively impacted by the value of our securities portfolio, if liquidity and/or business strategy necessitate the sales of securities in a loss position. Access to liquidity may also be negatively impacted by the value of our securities portfolio, if liquidity and/or business strategy necessitate the sales of securities in a loss position. We may be required to seek additional regulatory capital through capital raises at terms that may be very dilutive to existing shareholders.
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
We operate in markets throughout the State of Florida, each with unique characteristics and opportunities. Our future growth and success will depend on our ability to compete effectively in these and other potential markets. We compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. Larger competitors may be able to price loans and deposits more aggressively than we can, and have broader customer and geographic bases to draw upon. In addition, some of our competitors are subject to less regulation and/or more favorable tax treatment.
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
Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers which, at present are not subject to the extensive regulation to which banking organizations and other financial institutions are subject, have become active competitors for our customers' banking business. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations and increased competition may negatively affect our earnings by creating pressure to lower prices or credit standards on our products and services requiring additional investment to improve the quality and delivery of our technology, reducing our market share, or affecting the willingness of our clients to do business with us. Non-bank financial technology providers invest substantial resources in developing and designing new technology, particularly digital and mobile technology, and are beginning to offer more traditional banking products either directly or through bank partnerships.
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
Further, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs. Investors, consumers and businesses also may change their behavior on their own as a result of these concerns. The state of Florida could be disproportionately impacted by long-term climate changes. We and our customers may face cost increases, asset value reductions (which could impact customer creditworthiness), operating process changes, changes in demand for products and services, and the like resulting from new laws, regulations, and changing consumer and investor preferences regarding our, or other companies', response to climate change. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
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
Operational Risk
The implementation of new lines of business or new products and services may subject us to additional risk.
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
Financial institutions are inherently exposed to fraud risk. Fraudulent activity can take many forms and has escalated as more tools for accessing financial services emerge, such as real-time payments. Fraud schemes are broad and continuously evolving. A fraud can be perpetrated by a customer of Seacoast, an employee, a vendor, or members of the general public. We are subject to fraud risk in connection with the origination of loans, ACH transactions, wire transactions, digital payments, ATM transactions, checking and other transactions. When we originate loans, we rely heavily upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation. Although the Company seeks to mitigate fraud risk and losses through continued investment in systems, resources, and controls, there can be no assurance that our efforts will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our financial results or reputation.
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
The continuation of our modified business practices in response to the COVID-19 pandemic, including having certain employees working remotely, introduces additional operational risk, including increased cybersecurity risk. These cyber risks include the risks of greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.
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
Regulatory and Litigation Risk
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
Banks with greater than $10 billion in total consolidated assets are subject to certain additional regulatory requirements, including limits on the debit card interchange fees that such banks may collect, changes in the manner in which assessments for FDIC deposit insurance are calculated, and providing the authority to the CFPB to supervise and examine such banks. In 2022,

Seacoast Bank's assets grew to exceed $10 billion, making us subject to additional federal regulations, which could materially and adversely affect our business. Limits to debit card interchange fees will take effect July 1, 2023 and will reduce the Company's revenue, on an annualized basis after taxes, by approximately $10 million. Additionally, compliance with the Dodd-Frank Act's requirements may necessitate that we hire or contract with additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
FDIC insurance premiums we pay may change and be significantly higher in the future. Market developments may significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits, thereby making it requisite upon the FDIC to charge higher premiums prospectively. Additionally, by having more than $10 billion in total assets at December 31, 2022, the method that the FDIC uses to determine the amount of our deposit insurance premium will change. Any increases in our assessment rate, future special assessments, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects or results of operations.
Legal and regulatory responses to concerns about the COVID-19 pandemic could result in litigation, additional regulation or restrictions affecting the conduct of our business in the future.
Since the inception of the Paycheck Protection Program (“PPP), several banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. In addition, some banks have received negative media attention associated with PPP loans. The Company and the Bank are exposed to similar litigation risk and negative media attention risk, from both customers and non-customers that approached the Bank or institutions that the Company has acquired regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or negative media attention could have a material adverse impact on our business, financial condition and results of operations. The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators and Congressional committees. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.
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
As of December 31, 2022, we had net deferred tax assets (“DTAs”) of $94.5 million, based on management’s estimation of the likelihood of those DTAs being realized. These and future DTAs may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amounts recorded.
Management expects to realize the $94.5 million in net DTAs well in advance of the statutory carryforward period, based on its forecast of future taxable income. We consider positive and negative evidence, including the impact of reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. This process requires significant judgment by management about matters that are by nature uncertain. If we were to conclude that significant portions of our DTAs were not more likely than not to be realized (due to operating results or other factors), a requirement to establish a valuation allowance could adversely affect our financial position and results of operations.
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
We periodically evaluate potential acquisitions and expansion opportunities. To the extent we grow through acquisition, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or businesses, as well as other geographic and product expansion activities, involve various risks including:
•risk of unknown, undisclosed or contingent liabilities that could arise after the closing of an acquisition and for which there is no indemnification obligation or other price protection mechanism associated with the acquisition;
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
•litigation risk; and
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
Management continually monitors market conditions and economic factors throughout our footprint. If conditions were to worsen nationally, regionally or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for credit losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for credit losses, coupled with a potential decrease in the demand for loans and our other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth. Our customers may also be adversely impacted by changes in regulatory, trade (including tariffs), monetary, and tax policies and laws, all of which could reduce demand for loans and adversely impact our borrowers' ability to repay our loans. The U.S. government’s decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate increases, disrupt access to capital markets and deepen recessionary conditions. The COVID-19 pandemic and related response efforts have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, resulted in inflationary conditions and disrupted trade, supply chains, and the labor market, which may continue to impact our ability to effect our strategic priorities. In addition, international economic uncertainty could also impact the U.S. financial markets by potentially suppressing stock prices, including ours, and adding to overall market volatility, which could adversely affect our business. The effects of any economic downturn could continue for many years after the downturn is considered to have ended.
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
Seacoast Bank owns or leases all of the buildings in which its business operates. At December 31, 2022, Seacoast Bank had 78 branch offices, in addition to stand-alone commercial lending offices, and its main office, all located in Florida. For additional information regarding properties, please refer to Notes 7 and 11 of the Notes to Consolidated Financial Statements.

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
The Company's common stock is traded under the symbol “SBCF” on the NASDAQ Global Select Market (“NASDAQ”). As of January 31, 2023, there were 84,526,816 shares of the Company's common stock outstanding, held by approximately 2,802 record holders.

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
Repurchase of Common Stock
On December 15, 2022, the Company's Board of Directors authorized the renewal of the Company's share repurchase program, under which the Company may, from time to time, purchase up to $100 million of its shares of outstanding common stock. Under the share repurchase program, which will expire on December 31, 2023, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date. The Company did not repurchase shares of its common stock during the year ended December 31, 2022.
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to aid in understanding significant changes in the financial condition of Seacoast Banking Corporation of Florida and its subsidiaries (“Seacoast” or the “Company”) and their results of operations. Nearly all of the Company’s operations are contained in its banking subsidiary, Seacoast National Bank (“Seacoast Bank” or the “Bank”). Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related notes included in this report.
The emphasis of this discussion will be on the years ended December 31, 2022 and 2021. Additional information about the Company’s financial condition and results of operations in 2020 and changes in the Company’s financial condition and results of operations from 2020 to 2021 may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

Overview – Strategy and Results
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”), a financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), is one of the largest community banks in Florida, with $12.1 billion in assets and $10.0 billion in deposits as of December 31, 2022. Its principal subsidiary is Seacoast National Bank (“Seacoast Bank”), a wholly owned national banking association. The Company provides integrated financial services including commercial and consumer banking, wealth management, mortgage and insurance services to customers through advanced online and mobile banking solutions, and Seacoast Bank's network of 78 traditional branches and commercial banking centers.

Seacoast operates primarily in Florida, with concentrations in the state's fastest growing markets, each with unique characteristics and opportunities.
The Company delivers integrated banking services, combining traditional retail locations with online and mobile technology and a convenient telephone banking center. Seacoast has built a fully integrated distribution platform across all channels to provide customers with convenient options to satisfy their banking needs, allowing the Company an opportunity to reach customers through a variety of sales channels. The Company believes its digital delivery and products are contributing to the franchise's growth.
Seacoast is executing a balanced growth strategy, combining organic growth with strategic acquisitions in Florida's most attractive growing markets. The Company has enhanced its footprint with 16 acquisitions since 2014, generating continued expansion and strengthening market share, increasing the customer base and lowering operating costs through economies of scale. The acquisition of Professional Holding Corp. (“Professional”) (NASDAQ: PFHD), parent company of Professional Bank, was completed on January 31, 2023. The transaction further expands Seacoast’s presence in the tri-county South Florida market, which includes Miami-Dade, Broward, and Palm Beach counties, Florida’s largest MSA and the 8th largest in the nation. Professional Bank, the sixth largest bank headquartered in South Florida, had deposits of approximately $2.2 billion and loans of approximately $2.1 billion as of December 31, 2022.
The Company's acquisition strategy has not only increased customer households and been accretive to earnings, but has also opened markets and Seacoast's customer base. The table below summarizes acquisition activity in recent years:

(In millions)	Primary Market(s)	Year of Acquisition	Acquired Loans	Acquired Deposits
Drummond Banking Company	Gainesville and Ocala	2022	$545	$881
Apollo Bancshares, Inc.	Miami-Dade County	2022	667	855
Florida Business Bank/ Business Bank of Florida, Corp.	Melbourne	2022	122	166
Sabal Palm Bank/ Sabal Palm Bancorp, Inc.	Sarasota	2022	246	396
Legacy Bank of Florida	Boca Raton and Palm Beach	2021	477	495
Freedom Bank/ Fourth Street Banking Company	Tampa- St. Petersburg	2020	303	330
First Bank of the Palm Beaches	West Palm Beach	2020	147	174
First Green Bank/ First Green Bancorp, Inc.	Orlando and Fort Lauderdale	2018	631	624
Palm Beach Community Bank	West Palm Beach	2017	270	269
NorthStar Bank/ NorthStar Banking Corporation, Inc.	Tampa- St. Petersburg	2017	137	182
GulfShore Bank/ GulfShore BancShares, Inc.	Tampa- St. Petersburg	2017	251	285
Orlando banking operations of BMO Harris Bank, N.A.	Orlando	2016	63	314
Floridian Bank/ Floridian Financial Group, Inc.	Orlando	2016	266	337
Grand Bank & Trust of Florida/ Grand Bankshares, Inc.	West Palm Beach	2015	111	188
BankFirst/ The BANKshares, Inc.	Orlando	2014	365	516
[1]Acquired loans and deposits presented are preliminary and do not include fair value/purchase accounting adjustments.

2022 Financial Performance Highlights
•Net interest income increased $90.1 million, or 33%, to $366.7 million, and net interest margin (on a fully tax equivalent basis)1 increased to 3.69% in 2022 from 3.27% in 2021.
•Cost of deposits, supported by Seacoast’s longstanding relationship-based approach, remained low at 11 basis points in 2022 compared to 8 basis points in 2021.
•Achieved organic loan growth of 9% while maintaining strict credit underwriting standards and broad distribution amongst industries and collateral types.

•Tangible common equity to tangible assets of 9.1% and peer-leading capital levels support Seacoast’s continued achievement of strategic growth initiatives.
•Continued strong asset quality trends, with nonperforming loans representing 0.35% of total loans at December 31, 2022.
•Completed four acquisitions in 2022, further expanding the franchise in Florida’s most dynamic markets. The Seacoast Bank footprint reaches from the south in Miami-Dade county, along the east coast to Jacksonville, throughout central and north Florida including Orlando, Gainesville, and Ocala, and on the west coast from Tampa/St. Petersburg south to Naples.

	Quarter
	First	Second	Third	Fourth	Year
	2022	2022	2022	2022	2022	2021
Return on average tangible assets	0.85%	1.29%	1.17%	0.94%	1.06%	1.41%
Return on average tangible common equity	8.02	13.01	11.53	10.36	10.70	13.27
Efficiency ratio	62.33	56.22	57.13	63.39	60.01	55.39

Adjusted return on average tangible assets[1]	1.06%	1.38%	1.27%	1.36%	1.27%	1.48%
Adjusted return on average tangible common equity[1]	10.01	13.97	12.48	15.05	12.86	13.97
Adjusted efficiency ratio[1]	54.86	53.15	53.28	51.52	53.03	52.59
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Results of Operations
Earnings Summary
For the year ended December 31, 2022, net income totaled $106.5 million, or $1.66 per diluted share, compared to $124.4 million, or $2.18 per diluted share, for the year ended December 31, 2021. Return on average assets (“ROA”) was 0.96% and return on average equity (“ROE”) was 7.51% in 2022, compared to 1.33% and 10.24%, respectively, in 2021.
Adjusted net income1 for the year ended December 31, 2022 totaled $136.1 million, or $2.12 per diluted share, compared to $135.0 million, or $2.36 per diluted share, in 2021.
In 2022, the Company's efficiency ratio, defined as noninterest expense less foreclosed property expense and amortization of intangibles divided by net operating revenue (net interest income on a fully tax equivalent basis plus noninterest income excluding securities gains and losses), was 60.01%, compared to 55.39% for 2021. Changes from the prior year reflect higher 2022 expenses, resulting from organic and acquisition-related expansion of the Company's footprint and investments in commercial banking talent. The adjusted efficiency ratio1 in 2022 was 53.03% compared to 52.59% in 2021.
Net Interest Income and Margin
Net interest income for the year ended December 31, 2022 totaled $366.2 million, increasing $90.1 million, or 33%, compared to the year ended December 31, 2021. Net interest income (on a fully taxable equivalent basis)1 for the year ended December 31, 2022 was $366.7 million, increasing $90.1 million, or 33%, compared to the year ended December 31, 2021. In 2022 and 2021, net interest margin (on a fully tax equivalent basis)1 was 3.69% and 3.27%, respectively.
The rising interest rate environment during 2022 resulted in higher yields on securities and loans. Yield on securities increased by 60 basis points from 1.61% to 2.21% while the yield on loans increased 24 basis points from 4.38% to 4.62%. The effect on net interest margin of interest and fees from Paycheck Protection Program ("PPP") loans was an increase of 2 basis points in 2022 compared to an increase of 11 basis points in 2021. The effect on net interest margin of purchase discounts on acquired loans was an increase of 18 basis points in 2022 compared to an increase of 15 basis points in 2021. The cost of deposits increased by three basis points to 11 basis points in 2022.
1 Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

The following table details the Company’s average balance sheets, interest income and expenses, and yields and rates1, for the past three years:

	For the Year Ended December 31,
	2022			2021			2020
(In thousands, except percentages)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Earning Assets:
Securities
Taxable	$2,568,568	$56,611	2.20%	$1,839,619	$29,206	1.59%	$1,277,441	$29,718	2.33%
Nontaxable	22,188	690	3.11	25,369	730	2.88	22,164	570	2.57
Total Securities	2,590,756	57,301	2.21	1,864,988	29,936	1.61	1,299,605	30,288	2.33

Federal funds sold	433,359	4,103	0.95	763,795	1,043	0.14	187,400	260	0.14
Other investments	69,604	3,517	5.05	65,534	1,947	2.97	52,094	2,237	4.29

Loan excluding PPP loans	6,812,654	313,450	4.60	5,369,204	230,552	4.29	5,259,653	242,736	4.62
PPP loans	25,612	2,623	10.24	381,860	21,282	5.57	419,154	11,974	2.86
Total Loans	6,838,266	316,073	4.62	5,751,064	251,834	4.38	5,678,807	254,710	4.49

Total Earning Assets	9,931,985	380,994	3.84	8,445,380	284,760	3.37	7,217,906	287,495	3.98

Allowance for credit losses on loans	(94,693)			(88,659)			(81,858)
Cash and due from banks	305,775			332,664			142,314
Bank premises and equipment, net	85,568			71,771			71,846
Intangible assets	360,217			249,089			231,267
Bank owned life insurance	214,468			156,599			128,569
Other assets	248,108			170,210			149,956
Total Assets	$11,051,428			$9,337,054			$7,860,000

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand	$2,220,307	$3,099	0.14%	$1,787,234	895	0.05%	$1,324,433	1,710	0.13%
Savings	989,997	397	0.04	805,816	383	0.05	610,015	849	0.14
Money market	1,925,176	3,824	0.20	1,765,444	2,327	0.13	1,294,629	4,361	0.34
Time deposits	500,471	2,642	0.53	602,739	2,788	0.46	1,101,321	13,365	1.21
Securities sold under agreements to repurchase	121,318	986	0.81	113,881	141	0.12	84,514	283	0.33
Federal Home Loan Bank borrowings	10,264	330	3.22	—	—	—	139,439	1,540	1.10
Other borrowings	74,713	3,056	4.09	71,495	1,685	2.36	71,220	2,184	3.07
Total Interest-Bearing Liabilities	5,842,246	14,334	0.25	5,146,609	8,219	0.16	4,625,571	24,292	0.53

Noninterest demand	3,667,345			2,851,687			2,107,931
Other liabilities	122,982			123,446			81,279
Total Liabilities	9,632,573			8,121,742			6,814,781

Shareholders' equity	1,418,855			1,215,312			1,045,219
Total Liabilities & Shareholders' Equity	$11,051,428			$9,337,054			$7,860,000

Cost of deposits			0.11%			0.08%			0.32%
Interest expense as % of earning assets			0.14%			0.10%			0.34%
Net interest income/yield on earning assets		$366,660	3.69%		$276,541	3.27%		$263,203	3.65%

1On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

The following table shows the impact of changes in volume and rate on earning assets and interest bearing liabilities1:

	2022 vs 2021 Due to Change in:			2021 vs 2020 Due to Change in:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
	Amount of increase (decrease)
Earning Assets:
Securities
Taxable	$13,819	$13,586	$27,405	$11,002	$(11,514)	$(512)
Nontaxable	(95)	55	(40)	87	73	160
Total Securities	13,724	13,641	27,365	11,089	(11,441)	(352)

Federal funds sold	(1,790)	4,850	3,060	793	(10)	783
Other investments	163	1,407	1,570	488	(778)	(290)

Loans excluding PPP loans	64,197	18,701	82,898	4,880	(17,064)	(12,184)
PPP loans	(28,169)	9,510	(18,659)	(1,572)	10,880	9,308
Total Loans	36,028	28,211	64,239	3,308	(6,184)	(2,876)
Total Earning Assets	48,125	48,109	96,234	15,678	(18,413)	(2,735)

Interest-Bearing Liabilities:
Interest-bearing demand	411	1,793	2,204	415	(1,230)	(815)
Savings	81	(67)	14	183	(649)	(466)
Money market accounts	264	1,233	1,497	1,103	(3,137)	(2,034)
Time deposits	(506)	360	(146)	(4,178)	(6,399)	(10,577)
Total Deposits	250	3,319	3,569	(2,477)	(11,415)	(13,892)

Securities sold under agreements to repurchase	35	810	845	67	(209)	(142)
Federal Home Loan Bank borrowings	330	—	330	(1,540)	—	(1,540)
Other borrowings	104	1,267	1,371	7	(506)	(499)
Total Interest Bearing Liabilities	719	5,396	6,115	(3,943)	(12,130)	(16,073)
Net Interest Income	$47,406	$42,713	$90,119	$19,621	$(6,283)	$13,338
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances. Changes attributable to rate/volume (mix) are allocated to rate and volume on an equal basis.

Total average loans increased $1.1 billion, or 19%, during 2022 compared to 2021. Average loans as a percentage of average earning assets totaled 69% in 2022, compared to 68% in 2021. Loans secured by commercial real estate represented 57% of total loans, excluding PPP loans, at December 31, 2022, compared to 53% at December 31, 2021. Residential loan balances with individuals (including home equity loans and lines) represented 23% of total loans, excluding PPP loans, at both December 31, 2022 and 2021. (see “Loan Portfolio”).
Average debt securities increased $725.8 million, or 39%, from 2021 reflecting the investment of excess liquidity into the securities portfolio early in 2022. Securities comprised 26% and 22% of average earning assets in 2022 and 2021, respectively. Yields on securities increased from 1.61% in 2021 to 2.21% in 2022.

Loan production is detailed in the following table for the periods specified:

	For the Year Ended December 31,
(In thousands)	2022	2021
Commercial/commercial real estate loan pipeline at period end	$395,652	$397,822
Commercial/commercial real estate loans closed	1,664,884	1,137,847

Residential pipeline - saleable at period end	$4,207	$30,102
Residential loans - sold	120,921	422,796

Residential pipeline - portfolio at period end	$17,149	$25,589
Residential loans - retained	421,997	464,631

Consumer pipeline at period end	$36,585	$29,739
Consumer originations	408,724	249,473

PPP originations	$—	$256,007
Commercial and commercial real estate loan production in 2022 totaled $1.7 billion, compared to $1.1 billion in 2021. Commercial originations remained strong and reflect the addition of well-established commercial bankers and expansion into new markets across the state, generating disciplined growth in full relationships, including credit facilities, deposit relationships, and wealth opportunities.
Residential loan production totaled $542.9 million in 2022, compared to $887.4 million in 2021. Included in 2022 and 2021 are purchases of $111.3 million and $219.2 million, respectively, in residential loans from the wholesale market. Limited housing inventory and slowing refinance activity contributed to lower production.
Consumer originations totaled $408.7 million during 2022, compared to $249.5 million during 2021. The increases are primarily the result of consumer lending teams that joined the Company in late 2021.
In 2022, the cost of average interest-bearing liabilities increased nine basis points to 0.25% from 2021, reflecting the impact of the rising interest rate environment. The low overall cost of funding reflects the Company’s successful core deposit focus and relationship-based approach. Noninterest bearing demand deposits at December 31, 2022 represented 41% of total deposits, compared to 38% at December 31, 2021. The cost of average total deposits (including noninterest bearing demand deposits) in 2022 was 0.11%, compared to 0.08% in 2021. Given the decreasing money supply, increasing competition for deposits, and higher interest rates, we expect the cost of interest bearing liabilities to increase in coming periods.

The following table details the Company's customer relationship funding as of:

	December 31,
(In thousands, except percentages)	2022	2021
Noninterest demand	$4,070,973	$3,075,534
Interest-bearing demand	2,337,590	1,890,212
Money market	1,985,974	1,651,881
Savings	1,064,392	895,019
Time certificates of deposit	522,666	554,943
Total deposits	$9,981,595	$8,067,589

Customer sweep accounts	$172,029	$121,565

Noninterest demand deposit mix	41%	38%
The Company’s focus on convenience, with high-quality customer service, expanded digital offerings and distribution channels provides stable, low-cost core deposit funding. The acquisitions in 2022 contributed to higher deposit balances, partially offset by outflows in the second half of 2022 spurred by the rising rate environment. Despite increasing interest rates, the Company continued to manage its cost of deposits effectively, increasing to only 21 basis points in the fourth quarter of 2022. During 2022, average transaction deposits (noninterest and interest bearing demand deposits) increased $1.2 billion, or 27%, compared to 2021. The Company’s deposit mix remains favorable, with 95% of average deposit balances comprised of savings, money market, and demand deposits in 2022.
Sweep repurchase agreements with customers increased $50.5 million, or 42%, to $172.0 million at December 31, 2022 compared to $121.6 million at December 31, 2021. The average rate on customer repurchase accounts was 0.81% in 2022 compared to 0.12% in 2021. No federal funds purchased were utilized at December 31, 2022 or 2021.
The Company had $150 million in FHLB borrowings outstanding at December 31, 2022, with a weighted average rate of 3.42%. No FHLB borrowings were utilized in 2021 (see “Note 9 - Borrowings” to the Company’s consolidated financial statements).
In 2022, average subordinated debt of $74.7 million related primarily to trust preferred securities issued by subsidiary trusts of the Company carried an average cost of 4.09%, up from 2.36% in 2021, reflecting the impact of rising interest rates as the subordinated debt cost is based on LIBOR plus a spread. In the fourth quarter of 2022 through a bank acquisition the Company acquired $12.3 million in subordinated debt. The notes carry a fixed interest rate of 5.50% until 2025, convert to a floating rate until maturity in 2030, and are callable at the Company’s discretion (see “Note 9 - Borrowings”).
Provision for Credit Losses
The provision for credit losses was $26.2 million for the full year 2022 compared to a net benefit of $9.4 million for the full year 2021. The increase in provision during 2022 was primarily driven by loan growth, provisioning for loans related to the four acquisitions during the year, along with changes in economic forecast factors.
Noninterest Income
Noninterest income (excluding securities gains and losses) totaled $67.2 million in 2022, a decrease of $4.1 million, or 6%, compared to 2021. Noninterest income accounted for 16% of total revenue in 2022 and 21% in 2021 (net interest income plus noninterest income, excluding securities gains and losses).

Noninterest income is detailed as follows:

	For the Year Ended December 31,		% Change
(In thousands, except percentages)	2022	2021	22/21
Service charges on deposit accounts	$13,709	$9,777	40%
Interchange income	17,171	16,231	6
Wealth management income	11,051	9,628	15
Mortgage banking fees	3,478	11,782	(70)
Marine finance fees	920	665	38
SBA gains	842	1,531	(45)
BOLI income	5,572	4,154	34
SBIC income	1,305	6,778	(81)
Other income	13,139	10,759	22
	67,187	71,305	(6)
Securities gains (losses), net	(1,096)	(578)	90
Total Noninterest Income	$66,091	$70,727	(7%)
Service charges on deposits for the year ended December 31, 2022 compared to the year ended December 31, 2021 increased $3.9 million, or 40%, to $13.7 million. This increase reflects the benefit of an expanded deposit base from acquisition activity in 2022. Overdraft fees on business and consumer accounts represented 37% of total service charges on deposits in 2022 compared to 41% in 2021.
Interchange revenue totaled $17.2 million in 2022, an increase of 6% from $16.2 million in 2021, primarily attributed to an expanded customer base.
Despite the impact of market declines, wealth management revenues, including brokerage commissions and fees and trust income, increased $1.4 million, or 15%, to $11.1 million for the year ended December 31, 2022. The wealth management team has continued to demonstrate success in building new relationships, resulting in a 12% increase in assets under management year-over-year to $1.4 billion as of December 31, 2022.
Mortgage banking fees decreased by $8.3 million, or 70%, to $3.5 million for the year ended December 31, 2022 compared to 2021. The prior year results benefited from historically low interest rates which resulted in strong refinance demand, while 2022 results reflect a slowdown in refinance and purchase activity.
Gains on sale of the guaranteed portion of SBA loans totaled $0.8 million for the year ended December 31, 2022, a decrease of $0.7 million compared to 2021.
Bank owned life insurance (“BOLI”) income totaled $5.6 million in 2022, an increase of $1.4 million, or 34%, compared to the prior year. The Company added $53.1 million in BOLI through bank acquisitions in 2022.
Income from the Company's investments in Small Business Investment Companies (“SBICs”) decreased by $5.5 million to $1.3 million compared to 2021. The amounts recognized on SBIC investments will vary amongst periods.
Other income increased by $2.4 million, or 22% year-over-year, reflecting higher loan swap fees and insurance agency commissions.
Securities losses in 2022 totaled $1.1 million, resulting solely from the decline in the market value of the CRA-qualified mutual fund investment. Securities losses in 2021 totaled $0.6 million, resulting from a $0.4 million net loss on the sale of debt securities, and a $0.2 million decline in the value of the CRA-qualified mutual fund investment.
Noninterest Expense
The Company has demonstrated its commitment to efficiency through disciplined, proactive management of its cost structure. Noninterest expenses in 2022 totaled $267.9 million and included acquisition-related expenses of $27.9 million, and expenses related to branch consolidation and other expense reduction initiatives of $1.2 million. In 2021, noninterest expenses totaled $197.4 million, including $7.9 million in acquisition-related expenses and $2.2 million in expenses related to branch consolidation and other expense reduction initiatives. Adjusted noninterest expense1 in 2022 totaled $229.7 million, an increase of 26% from 2021, reflecting overall growth of the organization. Changes in the categories of noninterest expense for the year ended 2022 compared to 2021 are further described below.

	For the Year Ended December 31,		% Change
(In thousands, except percentages)	2022	2021	22/21
Salaries and wages	$130,100	$97,283	34%
Employee benefits	19,026	17,873	6
Outsourced data processing costs	27,510	19,919	38
Telephone and data lines	3,799	3,223	18
Occupancy	18,539	14,140	31
Furniture and equipment	6,420	5,390	19
Marketing	6,286	4,583	37
Legal and professional fees	20,703	11,376	82
FDIC assessments	3,137	2,405	30
Amortization of intangibles	9,101	5,033	81
Foreclosed property expense and net gain on sale	(1,534)	(264)	481
Provision for credit losses on unfunded commitments	1,157	133	770
Other	23,690	16,341	45
Total Noninterest Expense	$267,934	$197,435	36%

Salaries and wages totaled $130.1 million in 2022, an increase of $32.8 million, or 34%, compared to 2021. Results in 2022 include $9.2 million in bank acquisition-related charges compared to $2.6 million in 2021. The remaining increase compared to the prior year reflects higher salaries from headcount added through acquisitions and investments made to support organic growth.
During 2022, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, increased $1.2 million, or 6%, compared to 2021. The increase reflects the impact of higher health insurance related costs and payroll taxes resulting from headcount added through acquisitions and investments made to support organic growth.
The Company utilizes third parties for core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $27.5 million in 2022, an increase of $7.6 million, or 38%. Results include $3.4 million in acquisition-related charges compared to $0.9 million in 2021. Investments in 2022 included an upgrade of the online and mobile banking platform, providing an enhanced digital experience for consumers. Outsourced data processing costs may continue to increase in the future as customers adopt improved products and as business volumes grow.
Telephone and data line expenses, including electronic communications with customers, between branch locations and personnel, and with third party data processors, increased by $0.6 million in 2022 to $3.8 million.
Total occupancy, furniture and equipment expenses in 2022 totaled $25.0 million, an increase of $5.4 million, or 28%, compared to 2021, primarily due to expansion through acquisitions. The Company continues to evolve its branch footprint in order to redirect capacity into attractive growth markets.
In 2022 and 2021, marketing expenses totaled $6.3 million and $4.6 million, respectively. The Company continues to carefully manage the use of marketing campaigns to target potential high value customers in a cost effective manner through a mix of digital communications, direct mail, event sponsorships and donations.
Legal and professional fees increased by $9.3 million in 2022, or 82%, to $20.7 million, which includes $10.3 million in merger-related expenses in 2022, compared to $3.5 million in 2021.
FDIC assessments were $3.1 million in 2022, compared to $2.4 million in 2021.
Foreclosed property expenses were more than offset in each year by net gains on sale, resulting in a benefit of $1.5 million in 2022, compared to a benefit of $0.3 million in 2021.

Other expense totaled $23.7 million and $16.3 million in 2022 and 2021, respectively. The increase of $7.3 million, or 45%, includes higher loan production-related expenses, and higher recruiting costs.
Income Taxes
In 2022, the provision for income taxes totaled $31.6 million, compared to $34.3 million in 2021. The decrease reflects lower pre-tax income primarily resulting from higher provision for credit losses, and a $1.0 million refund of Florida corporate income tax paid in the prior year. Discrete tax benefits related to share-based compensation were $1.1 million in 2022 and $0.9 million in 2021.
Fourth Quarter Results and Analysis
Net income totaled $23.9 million in the fourth quarter of 2022, a decrease of $5.3 million, or 18%, from the third quarter of 2022, and a decrease of $12.4 million, or 34%, compared to the fourth quarter of 2021. The fourth quarter of 2022 included $16.1 million in merger-related costs and $15.0 million in provision for credit losses associated with the Apollo and Drummond acquisitions. Adjusted net income1 totaled $39.9 million, an increase of $7.1 million, or 22%, from the third quarter of 2022, and an increase of $3.1 million, or 8%, compared to the fourth quarter of 2021. Diluted earnings per common share (“EPS”) was $0.34 and adjusted diluted EPS12was $0.56 in the fourth quarter of 2022, compared to diluted EPS of $0.47 and adjusted diluted EPS1 of $0.53 in the third quarter of 2022 and compared to diluted EPS of $0.62 and adjusted diluted EPS1 of $0.62 in the fourth quarter of 2021.
Net revenues, which are calculated as net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses, increased $33.0 million, or 32%, from the third quarter of 2022 and increased $46.4 million, or 51%, from the fourth quarter of 2021. Net interest income increased $31.4 million, or 36%, compared to the third quarter of 2022 and increased $47.4 million, or 66%, compared to the fourth quarter of 2021.
Net interest income (on a tax-equivalent basis), for the fourth quarter of 2022 totaled $119.9 million, an increase of $31.5 million, or 36%, from the third quarter of 2022, and an increase of $47.4 million, or 66%, from the fourth quarter 2021. Net interest margin (on a tax-equivalent basis), increased 69 basis points to 4.36% from 3.67% in the third quarter of 2022.
Noninterest income, excluding securities gains and losses, totaled $17.6 million for the fourth quarter of 2022, an increase of $1.2 million, or 7%, when compared to the third quarter of 2022, and a decrease of $1.5 million, or 8%, compared to the fourth quarter of 2021.
•Service charges on deposits increased $0.5 million compared to the third quarter of 2022 and $1.4 million compared to the fourth quarter of 2021, reflecting the benefit of an expanded deposit base including from acquisitions.
•Interchange income increased $0.5 million compared to both the third quarter of 2022 and the fourth quarter of 2021, primarily attributed to an expanded customer base.
•Despite the impact of market declines, the wealth management division has demonstrated continued success in building relationships, and during the fourth quarter of 2022, assets under management grew $159.5 million, driving a $0.2 million, or 6%, increase in wealth management income compared to the third quarter of 2022 and a $0.5 million, or 22%, increase compared to the fourth quarter of 2021. During the full year 2022, the wealth management division added a record breaking $425 million in new assets under management.
•Mortgage banking fees were $0.4 million, flat compared to the third quarter of 2022 and decreasing $1.6 million, or 79%, compared to the fourth quarter of 2021 as a result of the overall slowdown attributed to significant increases in mortgage rates and low inventory levels during 2022.
Noninterest expenses for the fourth quarter of 2022 totaled $91.5 million, an increase of $30.2 million, or 49%, from the third quarter of 2022 and an increase of $41.2 million, or 82%, from the fourth quarter of 2021. The fourth quarter of 2022 included $16.1 million of merger related expenses, compared to $2.1 million in the third quarter of 2022 and $0.5 million in the fourth quarter of 2021.
•Salaries and wages increased $17.0 million to $45.4 million in the fourth quarter of 2022 compared to the third quarter of 2022. The fourth quarter of 2022 includes $5.7 million in merger-related expenses as well as higher headcount associated with adding 20 branch locations, bankers, and operational staff with the acquisitions of Apollo and Drummond. We expect the full benefit of cost synergies to materialize beginning in the second quarter of 2023.
12Non-GAAP measure, see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

•Employee benefits increased $1.2 million to $5.3 million in the fourth quarter of 2022 compared to the third quarter of 2022, reflecting higher payroll taxes and healthcare-related costs attributed to higher headcount.
•Outsourced data processing costs increased by $4.5 million in the fourth quarter of 2022 compared to the third quarter of 2022, including $2.6 million in direct acquisition related expenses. The remainder of the increase is the result of higher transaction volume and the growth in customers with the two bank acquisitions.
•Occupancy, telephone and data lines, and furniture and equipment expenses collectively increased $1.1 million to $8.6 million in the fourth quarter of 2022 compared to the third quarter of 2022, reflecting the expanded footprint from the addition of Apollo and Drummond locations.
•Legal and professional fees increased by $5.4 million to $9.2 million in the fourth quarter of 2022 compared to the third quarter of 2022, including a $4.7 million increase in merger-related expenses during the quarter.
•Other expenses decreased by $1.4 million compared to the third quarter of 2022, driven by lower recruiting costs.
•Amortization of intangibles increased $3.3 million compared to the third quarter of 2022, with the addition of $61.7 million in intangible assets from the acquisitions of Drummond and Apollo. These assets are comprised primarily of core deposit intangibles, which will be amortized using an accelerated amortization method over approximately six years.
The provision for credit losses was $14.1 million in the fourth quarter of 2022, compared to a provision of $4.7 million in the third quarter of 2022. A $15.0 million provision recorded in the Apollo and Drummond acquisitions during the fourth quarter of 2022 was partially offset by the release of $2.1 million added in the third quarter of 2022 for potential losses related to Hurricane Ian that did not materialize.
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
The following tables provide reconciliation between GAAP and adjusted (non-GAAP) financial measures.

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2022	2022	2022	2022	Year
Net income	$23,927	$29,237	$32,755	$20,588	$106,507

Total noninterest income	$17,651	$16,103	$16,964	$15,373	$66,091
Securities losses (gains), net	(18)	362	300	452	1,096
Total Adjustments to Noninterest Income	(18)	362	300	452	1,096
Total Adjusted Noninterest Income	$17,633	$16,465	$17,264	$15,825	$67,187

Total noninterest expense	$91,510	$61,359	$56,148	$58,917	$267,934
Merger-related charges	(16,140)	(2,054)	(3,039)	(6,692)	(27,925)
Amortization of intangibles	(4,763)	(1,446)	(1,446)	(1,446)	(9,101)
Branch reductions and other expense initiatives	(176)	(960)	—	(74)	(1,210)
Total Adjustments to Noninterest Expense	(21,079)	(4,460)	(4,485)	(8,212)	(38,236)

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2022	2022	2022	2022	Year
Total Adjusted Noninterest Expense	$70,431	$56,899	$51,663	$50,705	$229,698

Income Taxes	$7,794	$9,115	$8,886	$5,834	$31,629
Tax effect of adjustments	5,338	1,222	1,213	2,196	9,969
Tax expense on BOLI surrender	(276)	—	—	—	(276)
Total Adjustments to Income Taxes	5,062	1,222	1,213	2,196	9,693
Adjusted Income Taxes	12,856	10,337	10,099	8,030	41,322
Adjusted Net Income	$39,926	$32,837	$36,327	$27,056	$136,146

Earnings per diluted share, as reported	$0.34	$0.47	$0.53	$0.33	$1.66
Adjusted Earnings per Diluted Share	0.56	0.53	0.59	0.44	2.12
Average diluted shares outstanding (in thousands)	71,374	61,961	61,923	61,704	64,264

Adjusted Noninterest Expense	$70,431	$56,899	$51,663	$50,705	$229,698
Provision for credit losses on unfunded commitments	—	(1,015)	—	(142)	(1,157)

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2022	2022	2022	2022	Year
Foreclosed property expense and net gain (loss) on sale	411	(9)	968	164	1,534
Net Adjusted Noninterest Expense	$70,842	$55,875	$52,631	$50,727	$230,075

Revenue	$137,360	$104,387	$98,611	$91,895	$432,253
Total Adjustments to Revenue	(18)	362	300	452	1,096
Impact of FTE adjustment	149	115	117	117	498
Adjusted revenue on a fully tax equivalent basis	$137,491	$104,864	$99,028	$92,464	$433,847
Adjusted Efficiency Ratio	51.52%	53.28%	53.15%	54.86%	53.03%

Net Interest Income	$119,709	$88,284	$81,647	$76,522	$366,162
Impact of FTE Adjustment	149	115	117	117	498
Net interest income including FTE adjustment	119,858	88,399	81,764	76,639	366,660
Total noninterest income	17,651	16,103	16,964	15,373	66,091
Total noninterest expense	91,510	61,359	56,148	58,917	267,934
Pre-Tax Pre-Provision Earnings	45,999	43,143	42,580	33,095	164,817
Total Adjustments to Noninterest Income	(18)	362	300	452	1,096
Total Adjustments to Noninterest Expense	(20,668)	(5,484)	(3,517)	(8,190)	(37,859)
Adjusted Pre-Tax Pre-Provision Earnings	$66,649	$48,989	$46,397	$41,737	$203,772

Average Assets	$12,139,856	$10,585,338	$10,840,518	$10,628,516	$11,051,428
Less average goodwill and intangible assets	(521,412)	(305,935)	(307,411)	(304,321)	(360,217)
Average Tangible Assets	$11,618,444	$10,279,403	$10,533,107	$10,324,195	$10,691,211

Return on Average Assets (“ROA”)	0.78%	1.10%	1.21%	0.79%	0.96%
Impact of removing average intangible assets and related amortization	0.16	0.07	0.08	0.06	0.10
Return on Average Tangible Assets (“ROTA”)	0.94	1.17	1.29	0.85	1.06
Impact of other adjustments for Adjusted Net Income	0.42	0.10	0.09	0.21	0.21
Adjusted Return on Average Tangible Assets	1.36%	1.27%	1.38%	1.06%	1.27%

Pre-Tax Pre-Provision Return on average tangible assets	1.69%	1.71%	1.66%	1.34%	1.61%
Impact of adjustments on Pre-Tax Pre-Provision earnings	0.59	0.18	0.11	0.30	0.30
Adjusted Pre-Tax Pre-Provision Return on Tangible Assets	2.28	1.89	1.77	1.64	1.91

Average Shareholders' Equity	$1,573,704	$1,349,475	$1,350,568	$1,400,535	$1,418,855
Less average goodwill and intangible assets	(521,412)	(305,935)	(307,411)	(304,321)	(360,217)
Average Tangible Equity	$1,052,292	$1,043,540	$1,043,157	$1,096,214	$1,058,638

Return on Average Shareholders' Equity	6.03%	8.60%	9.73%	5.96%	7.51%
Impact of removing average intangible assets and related amortization	4.33	2.93	3.28	2.06	3.19
Return on Average Tangible Common Equity (“ROTCE”)	10.36	11.53	13.01	8.02	10.70
Impact of other adjustments for Adjusted Net Income	4.69	0.95	0.96	1.99	2.16
Adjusted Return on Average Tangible Common Equity	15.05%	12.48%	13.97%	10.01%	12.86%

Loan interest income[1]	$105,437	$74,050	$69,388	$67,198	$316,073

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2022	2022	2022	2022	Year
Accretion on acquired loans	(9,710)	(2,242)	(2,720)	(3,717)	(18,389)
Interest and fees on PPP loans	(39)	(320)	(741)	(1,523)	(2,623)
Loan interest income excluding PPP and accretion on acquired loans	$95,688	$71,488	$65,927	$61,958	$295,061

Yield on loans[1]	5.29%	4.45%	4.29%	4.30%	4.62%
Impact of accretion on acquired loans	(0.49)	(0.14)	(0.16)	(0.24)	(0.27)
Impact of PPP	—	(0.01)	(0.03)	(0.06)	(0.02)
Yield on loans excluding PPP and accretion on acquired loans	4.80%	4.30%	4.10%	4.00%	4.33%

Net interest income[1]	$119,858	$88,399	$81,764	$76,639	$366,660
Accretion on acquired loans	(9,710)	(2,242)	(2,720)	(3,717)	(18,389)
Interest and fees on PPP	(39)	(320)	(741)	(1,523)	(2,623)
Net interest income excluding PPP and accretion on acquired loans	$110,109	$85,837	$78,303	$71,399	$345,648

Net interest margin	4.36%	3.67%	3.38%	3.25%	3.69%
Impact of accretion on acquired loans	(0.35)	(0.09)	(0.12)	(0.15)	(0.18)
Impact of PPP	—	(0.01)	(0.02)	(0.05)	(0.02)
Net interest margin excluding PPP and accretion on acquired loans	4.01%	3.57%	3.24%	3.05%	3.49%

Security interest income[1]	$18,694	$15,827	$12,562	$10,218	$57,301
Tax equivalent adjustment to securities	(34)	(35)	(36)	(37)	(142)
Securities interest income excluding tax equivalent adjustment	$18,660	$15,792	$12,526	$10,181	$57,159

Loan interest income[1]	$105,437	$74,050	$69,388	$67,198	$316,073
Tax equivalent adjustment to loans	(115)	(80)	(81)	(80)	(356)
Loan interest income excluding tax equivalent adjustment	$105,322	$73,970	$69,307	$67,118	$315,717

Net Interest Income[1]	$119,858	$88,399	$81,764	$76,639	$366,660
Tax equivalent adjustment to securities	(34)	(35)	(36)	(37)	(142)
Tax equivalent adjustment to loans	(115)	(80)	(81)	(80)	(356)
Net interest income excluding tax equivalent adjustments	$119,709	$88,284	$81,647	$76,522	$366,162
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2021	2021	2021	2021	Year
Net income	$36,330	$22,944	$31,410	$33,719	$124,403

Total noninterest income	$18,706	$19,028	$15,322	$17,671	$70,727
Securities losses (gains), net	379	30	55	114	578
Gain on sale of domain name (included in other income)	(755)	—	—	—	(755)
Total Adjustments to Noninterest Income	(376)	30	55	114	(177)
Total Adjusted Noninterest Income	$18,330	$19,058	$15,377	$17,785	$70,550

Total noninterest expense	$50,263	$55,268	$45,784	$46,120	$197,435

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2021	2021	2021	2021	Year
Merger-related charges	(482)	(6,281)	(509)	(581)	(7,853)
Amortization of intangibles	(1,304)	(1,306)	(1,212)	(1,211)	(5,033)
Branch reductions and other expense initiatives	(168)	(870)	(663)	(449)	(2,150)
Total Adjustments to Noninterest Expense	(1,954)	(8,457)	(2,384)	(2,241)	(15,036)
Total Adjusted Noninterest Expense	$48,309	$46,811	$43,400	$43,879	$182,399

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2021	2021	2021	2021	Year
Income Taxes	$8,344	$7,049	$8,785	$10,157	$34,335
Tax effect of adjustments	280	2,081	598	577	3,536
Effect of change in corporate tax rate on deferred tax assets	774	—	—	—	774
Total Adjustments to Income Taxes	1,054	2,081	598	577	4,310
Adjusted Income Taxes	9,398	9,130	9,383	10,734	38,645
Adjusted Net Income	$36,854	$29,350	$33,251	$35,497	$134,952

Earnings per diluted share, as reported	$0.62	$0.40	$0.56	$0.60	$2.18
Adjusted diluted earnings per share	$0.62	$0.51	$0.59	$0.63	$2.36
Average diluted shares outstanding (in thousands)	59,016	57,645	55,901	55,992	57,088

Adjusted Noninterest Expense	$48,309	$46,811	$43,400	$43,879	$182,399
Provision for credit losses on unfunded commitments	—	(133)	—	—	(133)
Foreclosed property expense and net (loss)/gain on sale	175	(66)	90	65	264
Total Adjusted Noninterest Expense	$48,484	$46,612	$43,490	$43,944	$182,530

Revenue	$90,995	$90,352	$81,124	$84,281	$346,752
Total Adjustments to Revenue	(376)	30	55	114	(177)
Impact of FTE adjustment	123	131	131	131	516
Adjusted Revenue on a fully taxable equivalent basis	$90,742	$90,513	$81,310	$84,526	$347,091
Adjusted Efficiency Ratio	53.43%	51.50%	53.49%	51.99%	52.59%

Net Interest Income	$72,289	$71,324	$65,802	$66,610	$276,025
Impact of FTE adjustment	123	131	131	131	516
Net Interest Income including FTE adjustment	72,412	71,455	65,933	66,741	276,541
Total noninterest income	18,706	19,028	15,322	17,671	70,727
Total noninterest expense	50,263	55,268	45,784	46,120	197,435
Pre-Tax Pre-Provision Earnings	40,855	35,215	35,471	38,292	149,833
Total Adjustments to Noninterest Income	(376)	30	55	114	(177)
Total Adjustments to Noninterest Expense	(1,779)	(8,656)	(2,294)	(2,176)	(14,905)
Adjusted Pre-Tax Pre-Provision Earnings	$42,258	$43,901	$37,820	$40,582	$164,561

Average Assets	$10,061,382	$9,753,734	$9,025,846	$8,485,354	$9,337,054
Less average goodwill and intangible assets	(267,692)	(254,980)	(235,964)	(237,323)	(249,089)
Average Tangible Assets	$9,793,690	$9,498,754	$8,789,882	$8,248,031	$9,087,965

Return on Average Assets (“ROA”)	1.43%	0.93%	1.40%	1.61%	1.33%
Impact of removing average intangible assets and related amortization	0.08	0.07	0.08	0.09	0.08
Return on Average Tangible Assets (“ROTA”)	1.51	1.00	1.48	1.70	1.41
Impact of other adjustments for Adjusted Net Income	(0.02)	0.23	0.04	0.05	0.07
Adjusted Return on Average Tangible Assets	1.49%	1.23%	1.52%	1.75%	1.48%

Pre-Tax Pre-Provision Return on average tangible assets	1.66%	1.47%	1.62%	1.88%	1.69%
Impact of adjustments on Pre-Tax Pre-Provision earnings	0.05	0.36	0.11	0.12	0.12
Adjusted Pre-Tax Pre-Provision Return on Tangible Assets	1.71	1.83	1.73	2.00	1.81

	Quarters
	Fourth	Third	Second	First	Total
(In thousands except per share data)	2021	2021	2021	2021	Year
Average Shareholders' Equity	$1,303,686	$1,248,547	$1,170,395	$1,136,416	$1,215,312
Less average goodwill and intangible assets	(267,692)	(254,980)	(235,964)	(237,323)	(249,089)
Average Tangible Equity	$1,035,994	$993,567	$934,431	$899,093	$966,223

Return on Average Shareholders' Equity	11.06%	7.29%	10.76%	12.03%	10.24%
Impact of removing average intangible assets and related amortization	3.23	2.27	3.12	3.59	3.03
Return on Average Tangible Common Equity (“ROTCE”)	14.29	9.56	13.88	15.62	13.27
Impact of other adjustments for Adjusted Net Income	(0.18)	2.16	0.39	0.39	0.70
Adjusted Return on Average Tangible Common Equity	14.11%	11.72%	14.27%	16.01%	13.97%

Loan interest income[1]	$64,487	$64,517	$60,440	$62,390	$251,834
Accretion on acquired loans	(3,520)	(3,483)	(2,886)	(2,868)	(12,757)
Interest and fees on PPP loans	(3,352)	(5,917)	(5,127)	(6,886)	(21,282)
Loan Interest Income excluding accretion on acquired loans	$57,615	$55,117	$52,427	$52,636	$217,795

Yield on loans[1]	4.31%	4.49%	4.33%	4.39%	4.38%
Impact of accretion on acquired loans	(0.24)	(0.24)	(0.21)	(0.20)	(0.22)
Interest and fees on PPP loans	(0.13)	(0.22)	0.01	(0.04)	(0.10)
Yield on Loans excluding accretion on acquired loans	3.94%	4.03%	4.13%	4.15%	4.06%

Net interest income[1]	$72,412	$71,455	$65,933	$66,741	$276,541
Accretion on acquired loans	(3,520)	(3,483)	(2,886)	(2,868)	(12,757)
Interest and fees on PPP loans	(3,352)	(5,917)	(5,127)	(6,886)	(21,282)
Net Interest Income excluding accretion on acquired loans	$65,540	$62,055	$57,920	$56,987	$242,502

Net interest margin	3.16%	3.22%	3.23%	3.51%	3.27%
Impact of accretion on acquired loans	(0.15)	(0.15)	(0.14)	(0.15)	(0.15)
Impact of PPP loans	(0.10)	(0.18)	(0.06)	(0.11)	(0.11)
Net interest margin excluding accretion on acquired loans	2.91%	2.89%	3.03%	3.25%	3.01%

Securities Interest Income[1]	$8,750	$7,956	$6,745	$6,485	$29,936
Tax equivalent adjustment to securities	(37)	(38)	(39)	(39)	(153)
Security interest income excluding tax equivalent adjustment	$8,713	$7,918	$6,706	$6,446	$29,783

Loan Interest Income[1]	$64,487	$64,517	$60,440	$62,390	$251,834
Tax equivalent adjustment to loans	(86)	(93)	(92)	(92)	(363)
Loan interest income excluding tax equivalent adjustment	$64,401	$64,424	$60,348	$62,298	$251,471

Net interest income[1]	$72,412	$71,455	$65,933	$66,741	$276,541
Tax equivalent adjustment to securities	(37)	(38)	(39)	(39)	(153)
Tax equivalent adjustment to loans	(86)	(93)	(92)	(92)	(363)
Net Interest Income excluding tax equivalent adjustments	$72,289	$71,324	$65,802	$66,610	$276,025
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $2.5 billion, or 25%, year-over-year to $12.1 billion at December 31, 2022, reflecting a combination of organic growth and acquisitions.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in Tables 7 and 8 and “Note 3 - Securities” of the Company’s consolidated financial statements.
At December 31, 2022, the Company had $1.9 billion in securities available-for-sale, and $747.4 million in securities held-to-maturity. The Company's total debt securities portfolio increased $336.2 million, or 15%, from December 31, 2021.
During the year ended December 31, 2022, there were $899.7 million of debt security purchases and $367.7 million in paydowns and maturities over the same period. For the year ended December 31, 2022, debt securities with a fair value of $515.2 million obtained through bank acquisition were sold with no gains or losses recognized. During the year ended December 31, 2021, there were $1.5 billion of debt security purchases and $679.3 million in paydowns and maturities over the same period. For the year ended December 31, 2021, debt securities with a fair value of $102.1 million were sold with net losses of $0.4 million.
Debt securities generally return principal and interest monthly. The modified duration of the available-for-sale securities portfolio at December 31, 2022 was 3.7 and at December 31, 2021 was 3.8.
At December 31, 2022, available-for-sale securities had gross unrealized losses of $248.7 million and gross unrealized gains of $1.1 million, compared to gross unrealized losses of $20.9 million and gross unrealized gains of $11.5 million at December 31, 2021. The Company assesses securities in an unrealized loss position on a quarterly basis. As of December 31, 2022, the Company expected to recover the entire amortized cost basis of these securities and therefore no allowance for credit losses was recorded.
The credit quality of the Company’s securities holdings are primarily investment grade. U.S. Treasury and U.S. government agencies and obligations of U.S. government-sponsored entities totaled $2.1 billion, or 80%, of the total portfolio.
The portfolio includes $179.1 million, with a fair value of $166.4 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $161.9 million, with a fair value of $150.1 million, in private label mortgage-backed residential securities with weighted average credit support of 25%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate mortgage loans. Private label commercial securities total $17.2 million, with a fair value of $16.3 million. These securities have weighted average credit support of 23%. The collateral underlying these mortgages are primarily pooled multifamily loans.
The Company also has $313.2 million, with a fair value of $302.9 million, in uncapped 3-month LIBOR floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of December 31, 2022, all of the Company's collateralized loan obligations were in AAA/AA tranches with average credit support of 32%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
Held-to-maturity securities consist solely of mortgage-backed securities and collateralized mortgage obligations guaranteed by government agencies.
At December 31, 2022, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity, if necessary. Therefore, at December 31, 2022, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $8.1 billion at December 31, 2022, an increase of $2.2 billion, or 37%, compared to December 31, 2021. The increase reflects organic growth along with the addition of acquired banks.

For the year ended December 31, 2022, the Company originated $1.7 billion in commercial and commercial real estate loans, compared to $1.1 billion for the year ended December 31, 2021, an increase of $527.0 million, or 46%. The late-stage pipeline for commercial and commercial real estate loans totaled $395.7 million at December 31, 2022.
The Company originated $310.7 million in residential loans retained in the portfolio during the year ended December 31, 2022, compared to originations of $245.4 million during the year ended December 31, 2021, an increase of $65.3 million, or 27%. Saleable production decreased for the year ended December 31, 2022, representing $120.9 million versus $422.8 million during the year ended December 31, 2021, a decrease of 71%. Saleable production in 2022 was impacted by the rapid increase in mortgage rates and low inventory levels.
The Company originated $408.7 million in consumer loans during the year ended December 31, 2022 compared to $249.5 million originated in the year ended December 31, 2021. The increases are primarily the result of consumer lending teams that joined the Company in late 2021.
The Company remains committed to sound risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).
The following table details loan portfolio composition at December 31, 2022 and 2021 for portfolio loans, purchased credit deteriorated loans (“PCD”) and loans purchased which are not considered credit deteriorated (“Non-PCD”) as defined in “Note 4 - Loans”.

	December 31, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$364,900	$201,333	$21,100	$587,332
Commercial real estate - owner occupied	995,154	451,202	31,946	1,478,302
Commercial real estate - non-owner occupied	1,695,411	767,138	127,225	2,589,774
Residential real estate	1,558,643	271,378	19,482	1,849,503
Commercial and financial	1,151,273	182,124	15,238	1,348,636
Consumer	177,338	89,458	19,791	286,587
Paycheck Protection Program	1,474	3,116	—	4,590
Totals	$5,944,193	$1,965,749	$234,782	$8,144,724

	December 31, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$199,341	$31,438	$45	$230,824
Commercial real estate - owner occupied	983,517	186,812	27,445	1,197,774
Commercial real estate - non-owner occupied	1,278,180	382,554	75,705	1,736,439
Residential real estate	1,261,306	156,957	7,091	1,425,354
Commercial and financial	968,318	84,395	16,643	1,069,356
Consumer	169,507	4,658	10	174,175
Paycheck Protection Program	69,503	21,604	—	91,107
Totals	$4,929,672	$868,418	$126,939	$5,925,029

The amortized cost basis of loans at December 31, 2022 and 2021 included net deferred costs of $35.1 million and $28.6 million, respectively. At December 31, 2022, the remaining fair value adjustments on acquired loans were $97.7 million, or 4.3% of the outstanding acquired loan balances, compared to $23.1 million, or 2.3% of the acquired loan balances at December 31, 2021. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.

Commercial real estate (“CRE) loans, inclusive of owner-occupied commercial real estate, increased $1.1 billion, or 39%, totaling $4.1 billion at December 31, 2022, compared to December 31, 2021. Owner-occupied commercial real estate loans represent $1.5 billion, or 36%, of the commercial real estate portfolio.
Commercial and financial loans increased year-over-year by $279.3 million, or 26%, totaling $1.3 billion at December 31, 2022. The addition of well-established commercial bankers and expansion into new markets across the state have generated disciplined loan growth.
Residential mortgage loans increased $424.1 million, or 30%, year-over-year to $1.8 billion as of December 31, 2022. Included in the balance as of December 31, 2022 were $964.3 million of fixed rate mortgages, $402.3 million of adjustable rate mortgages, and $482.9 million in home equity loans and home equity lines of credit ("HELOCs"), compared to $773.7 million, $278.9 million and $336.6 million, respectively, as of December 31, 2021. The increases during 2022 include approximately $232 million acquired through bank acquisitions, and a $111 million residential mortgage pool purchased in the first quarter of 2022. Borrowers in the residential real estate portfolio have an average credit score of 752.
Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 69% with 31% of the portfolio being in the first lien position at December 31, 2022, compared to an average LTV of 69% with 42% of the portfolio being in the first lien position at December 31, 2021.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans and other consumer loans, which increased $112.4 million, or 65%, year-over-year to a total of $286.6 million at December 31, 2022, compared to $174.2 million at December 31, 2021. As part of the acquisition of Drummond Bank in the fourth quarter of 2022, the Company acquired approximately $90 million in digitally originated unsecured consumer loans, and as of the acquisition date, the Company ceased further originations of this type.
At December 31, 2022, the Company had unfunded commitments to extend credit of $2.8 billion, compared to $2.0 billion at December 31, 2021 (see “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).
Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit risk concentration to capital. Outstanding balances for commercial and commercial real estate (“CRE”) loan relationships greater than $10 million totaled $2.2 billion, representing 27% of the total portfolio at December 31, 2022, compared to $1.2 billion, or 20%, at December 31, 2021.
The Company’s ten largest commercial and commercial real estate funded and unfunded loan relationships at December 31, 2022 aggregated to $468.9 million, of which $312.4 million was funded, compared to $312.0 million at December 31, 2021, of which $157.8 million was funded. The Company had 250 commercial and commercial real estate relationships in excess of $5 million totaling $3.2 billion, of which $2.4 billion was funded at December 31, 2022, compared to 174 relationships totaling $1.9 billion at December 31, 2021, of which $1.4 billion was funded.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital, were 45% and 230%, respectively, at December 31, 2022, compared to 21% and 177% as of December 31, 2021. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 41% and 210%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multifamily property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e. loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Table 6 provides certain information concerning nonperforming assets for the years indicated.
Nonperforming assets (“NPAs”) at December 31, 2022 totaled $31.1 million, a decrease of $13.1 million, or 29.6%, compared to 2021, and were comprised of $28.8 million of nonaccrual loans and other real estate owned (“OREO”) of $2.3 million that includes $1.8 million of branches taken out of service. Compared to December 31, 2021, nonaccrual loans decreased by $1.8 million, or 6%, and non-branch OREO decreased $11.7 million. Approximately 57% of nonaccrual loans were secured with real estate at December 31, 2022. Nonaccrual loans have been written down by approximately $5.8 million, including reserves on individually evaluated loans.
Nonperforming loans to total loans outstanding at December 31, 2022 decreased to 0.35% from 0.52% at December 31, 2021. Nonperforming assets to total assets at December 31, 2022 decreased to 0.26% from 0.46% at December 31, 2021.
The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.
The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing TDRs totaled $4.0 million at December 31, 2022, compared to $3.9 million at December 31, 2021. Accruing TDRs are excluded from nonperforming asset ratios.
The table below sets forth details related to nonaccrual and accruing restructured loans.

	December 31, 2022
	Nonaccrual Loans			Accruing Restructured
(In thousands)	Non-Current	Current	Total	Loans
Construction & land development	$53	$562	$615	$—
Commercial real estate mortgages - owner occupied	—	2,597	2,597	380
Commercial real estate mortgages - non-owner occupied	2,892	1,292	4,184	—
Residential real estate	2,213	6,896	9,109	3,204
Commercial and financial	4,189	7,426	11,615	320
Consumer	18	705	723	128
Total loans	$9,365	$19,478	$28,843	$4,032

	December 31, 2021
	Nonaccrual Loans			Accruing Restructured
(In thousands)	Non-Current	Current	Total	Loans
Construction & land development	$—	$259	$259	$12
Commercial real estate mortgages - owner occupied	261	3,705	3,966	101
Commercial real estate mortgages - non-owner occupied	3,218	2,687	5,905	—
Residential real estate mortgages	5,130	7,915	13,045	3,298
Commercial and financial	2,914	3,955	6,869	318
Consumer	46	508	554	188
Total loans	$11,569	$19,029	$30,598	$3,917

At December 31, 2022 and December 31, 2021, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Number	Amount	Number	Amount
Maturity extended	45	$4,498	56	$5,385
Rate reduction	17	963	25	2,769
Chapter 7 bankruptcies	3	126	1	39
Not elsewhere classified	6	398	12	378
Total loans	71	$5,985	94	$8,571
During the year ended December 31, 2022, nine loans totaling $0.9 million were modified to a TDR, compared to 12 loans totaling $0.8 million for the year ended December 31, 2021. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. There were three defaults totaling $41 thousand on loans that had been modified in TDRs within the twelve months preceding December 31, 2022, and there was one default totaling $0.2 million on loans that had been modified in TDRs within the twelve months preceding December 31, 2021. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.
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
The provision for credit losses was $26.2 million for the year ended December 31, 2022, compared to a net benefit of $9.4 million for the year ended December 31, 2021. The 2022 provision includes $20.2 million in initial provisioning for loans acquired through bank acquisitions, along with increases reflecting organic loan growth and changes in economic forecast factors. The net benefit of $9.4 million in 2021 reflects the improvement in the economic outlook following the COVID-19 pandemic. Net charge-offs for 2022 were $0.8 million, or 0.01% of average loans, excluding PPP loans, compared to $3.0 million, or 0.06%, for 2021. Excluding PPP loans, the ratio of allowance to total loans decreased to 1.40% at December 31, 2022 from 1.43% at December 31, 2021.

Activity in the allowance for credit losses is summarized as follows:

	December 31, 2022
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,751	$518	$3,127	$—	$68	$—	$6,464
Commercial real estate - owner occupied	8,579	38	(2,566)	—	—	—	6,051
Commercial real estate - non-owner occupied	36,617	880	5,871	(179)	69	—	43,258
Residential real estate	12,811	229	16,284	(84)	393	(28)	29,605
Commercial and financial	19,744	1,699	(5,367)	(1,233)	807	(2)	15,648
Consumer	2,813	1,911	8,834	(1,415)	733	(7)	12,869
Paycheck Protection Program	—	—	—	—	—	—	—
Total	$83,315	$5,275	$26,183	$(2,911)	$2,070	$(37)	$113,895

	December 31, 2021
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$—	$(2,300)	$—	$133	$(2)	$2,751
Commercial real estate - owner-occupied	9,868	—	(1,289)	—	—	—	8,579
Commercial real estate - non owner-occupied	38,266	1,327	(1,664)	(1,327)	15	—	36,617
Residential real estate	17,500	—	(5,822)	(57)	1,196	(6)	12,811
Commercial and financial	18,690	1,719	2,292	(3,987)	1,030	—	19,744
Consumer	3,489	—	(638)	(727)	697	(8)	2,813
Paycheck Protection Program	—	—	—	—	—	—	—
Totals	$92,733	3,046	$(9,421)	$(6,098)	$3,071	$(16)	$83,315
Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. At December 31, 2022, the Company's largest concentrations of credit risk were $4.1 billion in loans secured by commercial real estate and $1.8 billion in loans secured by residential real estate, representing 50% and 23% of total loans outstanding, respectively. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
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
In 2021, the Company ceased issuance of new LIBOR loans, and as of December 31, 2022, has approximately $244 million in existing loans for which the repricing index is tied to LIBOR. The Company is actively working to address contracts without an alternative rate or sufficient fallback language in advance of cessation in June 2023; however, the Company expects to leverage the LIBOR Act for its intended purpose, to address LIBOR exposures when necessary. The Company's swap agreements and other derivatives are governed by the International Swap Dealers Association (“ISDA”). ISDA has developed fallback language for swap agreements and has established a protocol to allow counterparties to modify legacy trades to include the new fallback language. The Company also invests in securities and has issued subordinated debt tied to LIBOR. The Company continues to monitor regulatory and legislative activity with regard to these products to identify and execute necessary actions to facilitate the transition to alternative reference rates. At this time, alternative reference rates are predominantly SOFR based.
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
The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding. Brokered deposits at December 31, 2022 totaled $58.6 million, compared to $8.0 million at December 31, 2021.
Cash and cash equivalents, including interest bearing deposits, totaled $201.9 million at December 31, 2022, compared to $737.7 million at December 31, 2021. Lower cash and cash equivalent balances at December 31, 2022 are primarily the result of loan growth, securities purchases, and deposit outflows.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high-quality marketable assets, such as residential mortgage loans, available-for-sale debt securities and interest-bearing deposits. The Company is also able to provide short-term financing of its activities by selling, under an agreement to repurchase, United States Treasury and government agency debt securities not pledged to secure public deposits or trust funds. At December 31, 2022, the Company had available unsecured lines of $175.0 million and lines of credit under current lendable collateral value, which are subject to change, of $2.4 billion. In addition, the Company had $2.0 billion of debt securities and $1.1 billion in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2021, the Company had available unsecured lines of $165.0 million and lines of credit of $1.6 billion, and $1.9 billion of debt securities and $614.2 million in residential and commercial real estate loans available as collateral.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During 2022, Seacoast Bank distributed $48.4 million to the Company and, at December 31, 2022, is eligible to distribute dividends to the Company of approximately $198.9 million without prior regulatory approval. Seacoast Bank distributed $47.7 million to the Company during 2021. At December 31, 2022, the Company had cash and cash equivalents at the parent of approximately $111.8 million compared to $98.5 million at December 31, 2021.

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

	December 31, 2022
		One Year	Over One Year Through	Over Three Years Through	Over Five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposits	$9,981,595	$9,926,586	$47,372	$7,009	$628
Securities sold under agreements to repurchase	172,029	172,029	—	—	—
FHLB borrowings[1]	150,000	75,000	—	—	75,000
Subordinated debt	84,533	—	—	—	84,533
Operating leases[2]	60,166	8,880	16,681	13,400	21,205
Total	$10,448,323	$10,182,495	$64,053	$20,409	$181,366
[1]Includes $75 million in a callable advance structure, which may be called at specified intervals with a maturity of up to 10 years.
2Of the $60.2 million, approximately $3 million is related to offices taken out of service (closed).
Deposits and Borrowings
The Company’s balance sheet continues to be primarily funded by core deposits.
Total deposits increased $1.9 billion, or 24%, to $10.0 billion at December 31, 2022 compared to December 31, 2021. The increase reflects the addition of new customers and the impact of the acquired banks, which added $2.3 billion in deposits during 2022, partially offset as the rising rate environment contributed to deposit outflows in the second half of 2022. As a result of increasing interest rates and the Federal Reserve's monetary policy actions, we expect the competition for deposits to accelerate in the coming periods.
Since December 31, 2021, interest bearing deposits, which includes interest bearing demand, savings and money markets deposits, increased $950.8 million, or 21%, to $5.4 billion at December 31, 2022. Noninterest bearing demand deposits increased $995.4 million, or 32%, to $4.1 billion, and CDs decreased $32.3 million, or 6%, to $522.7 million. Noninterest demand deposits represented 41% of deposits at December 31, 2022 and 38% at December 31, 2021. Transaction account balances (noninterest demand and interest-bearing demand) increased to 64% of total deposits at December 31, 2022 compared to 62% at December 31, 2021.
Time deposits over $250,000 were $149.5 million and $150.3 million at December 31, 2022 and December 31, 2021, respectively. The following table details the maturities of time deposits of $250,000 and greater at December 31, 2022 and December 31, 2021:

	December 31,	% of	December 31,	% of
(In thousands, except percentages)	2022	Total	2021	Total
Certificates of Deposit of $250,000 and Greater
Maturity Group:
Three months or less	$28,083	19%	$57,299	38%
Over three through six months	40,511	27	56,206	38
Over six through 12 months	68,826	46	20,027	13
Over 12 months	12,059	8	16,810	11
Total Certificates of Deposit of $250,000 and Greater	$149,479	100%	$150,342	100%
Total uninsured deposits were estimated to be $3.5 billion at December 31, 2022.
Customer repurchase agreements totaled $172.0 million at December 31, 2022, increasing $50.5 million, or 42%, from December 31, 2021. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. The increase reflects higher overall balances held by existing customers in 2022. Public funds comprise a significant amount of the outstanding balance.

The Company participates in programs with third party deposit networks as part of its liquidity management strategy. Through these programs, the Company can offer its customers access to FDIC insurance on large balances, and the Company can retain or sell, on an overnight basis, the underlying deposits. At December 31, 2022, the Company had sold no deposits under these programs, compared to $228 million sold on an overnight basis at December 31, 2021, which were not included in the Consolidated Balance Sheet at that date.
No unsecured federal funds purchased were outstanding at December 31, 2022 or December 31, 2021.
At December 31, 2022 and 2021, borrowings included $71.9 million and $71.6 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company. Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. At December 31, 2022, the weighted average rate in effect on our outstanding subordinated debt related to trust preferred securities was 6.46%, compared to 1.91% at December 31, 2021. The acquired junior subordinated debentures (in accordance with ASC Topic 805 Business Combinations) were recorded at fair value, which collectively was $3.3 million lower than face value at December 31, 2022. This amount is being amortized into interest expense over the acquired subordinated debts' remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.
On October 7, 2022 the Company acquired $12.3 million in subordinated debt through the acquisition of Apollo Bancshares, Inc. Contractual interest is paid on a semiannual basis at a fixed rate of 5.50% until April 30, 2025, at which point the rate converts to a floating rate of 3-month SOFR plus 533 basis points. The debt was recorded at fair value, resulting in a $0.4 million premium that is being amortized into interest expense over the remaining term to maturity.
Outstanding FHLB advances totaled $150.0 million at December 31, 2022, of which $75.0 million mature within 30 days with a weighted average rate of 4.28%. The remaining $75.0 million is a callable advance structure with a fixed rate of 2.57% that could be called in the future at specified intervals throughout the life of the advance with a maturity of up to 10 years. There were no borrowings from the FHLB outstanding at December 31, 2021.
See “Note 9 - Borrowings” to the Company's consolidated financial statements for more detailed information pertaining to borrowings.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments are generally lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $2.8 billion at December 31, 2022, and $2.0 billion at December 31, 2021 (see “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).
In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the Federal Reserve Bank. There was no reserve requirement at December 31, 2022 or December 31, 2021.
Under Federal Reserve regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2022, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $141.1 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the periods ending December 31, 2022 and 2021.

Capital Resources and Management
Table 1 summarizes the Company’s capital position and selected ratios.
The Company's equity capital at December 31, 2022 increased $297.0 million, or 23%, from December 31, 2021, to $1.6 billion. Changes in equity included increases from net income and the issuance of equity in conjunction with the acquisitions, partially offset by the issuance of common stock dividends and a decrease in accumulated other comprehensive income due to declines in the value of available-for-sale securities associated with the increasing interest rate environment.
The ratio of shareholders’ equity to period end total assets was 13.24% and 13.54% at December 31, 2022 and December 31, 2021, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.08% and 11.09% at December 31, 2022 and December 31, 2021, respectively.
Activity in shareholders’ equity for the year ended December 31, 2022 and December 31, 2021 follows:

	For the Year Ended December 31,
(In thousands)	2022	2021
Beginning balance at January 1, 2022 and 2021	$1,310,736	$1,130,402
Net income	106,507	124,403
Issuance of common stock and conversion of options, pursuant to acquisitions	398,249	92,094
Stock compensation (net of Treasury shares acquired)	14,564	13,707
Dividends on common stock	(41,242)	(22,506)
Change in other comprehensive income	(181,039)	(27,364)
Ending balance at December 31, 2022 and 2021	$1,607,775	$1,310,736
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

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized[1]
Total Risk-Based Capital Ratio	15.79%	14.47%	10.00%
Tier 1 Capital Ratio	14.79	13.46	8.00
Common Equity Tier 1 Ratio (CET1)	13.87	13.46	6.50
Leverage Ratio	11.46	10.44	5.00
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 15.79% at December 31, 2022, a decrease from 18.21% at December 31, 2021. As of December 31, 2022, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.44%, compared to 10.65% at December 31, 2021, well above the minimum to be well capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay up to $198.9 million of dividends to the Company (see “Part I. Item 1. Business”).
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
The Company has seven wholly owned trust subsidiaries that issued trust preferred securities, all of which are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it will be able to treat all its trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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
•other fair value measurements;
•impairment of debt securities, and;
•contingent liabilities.
The following is a discussion of the critical accounting policies intended to facilitate a reader’s understanding of the judgments, estimates and assumptions underlying these accounting policies and the possible or likely events or uncertainties known to the Company that could have a material effect on reported financial information. For more information regarding management’s judgments relating to significant accounting policies and recent accounting pronouncements, see “Note 1 – Significant Accounting Policies” to the Company’s consolidated financial statements.
Allowance for Credit Losses – Critical Accounting Policies and Estimates
The Allowance for Credit Losses (ACL) represents management’s best estimate of expected future credit losses related to the loan portfolio at the balance sheet date. The estimate of the ACL requires significant judgment and is based on a variety of factors.
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
One of the most significant judgments in estimating the Allowance for credit losses, relates to the macroeconomic forecasts. As of December 31, 2022, the Company utilized a blend of Moody’s most recent “U.S. Macroeconomic Outlook Baseline” and “Alternative Scenario 3 - Downside - 90th Percentile” scenarios. The weighting applied in the December 31, 2022 analysis reflects a deterioration in the economic outlook as compared to the December 31, 2021 analysis and considers the continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, the ongoing Russia-Ukraine conflict and the magnitude of the resulting market disruption, the potential impact of persistent high inflation on economic growth and expectations around a recession occurring over the next 12 to 24 months. The forecasted credit losses incorporate numerous macroeconomic variables, although specific variables have a greater impact on the outcome than others. Specifically, changes in expectations indicated by the Commercial Real Estate Price Index have the most significant impact on the estimate of expected losses for commercial real estate non-owner-occupied loans and construction and land development loans, the housing price index is the economic forecast variable most significantly impacting the estimate of expected losses for residential loans, and the unemployment rate is a significant contributor to commercial and consumer loans. Changes in the assumptions and forecasts of economic conditions could significantly affect the estimate for the Company’s estimate of expected credit losses at the balance sheet date or lead to significant changes in the estimate from one reporting period to the next.
In the implementation of CECL at January 1, 2020 and through June 30, 2022, the Company utilized a top-down allowance model based on an analysis of the probability of default (“PD”) and loss given default (“LGD”) to determine an expected loss by loan segment. During the third quarter of 2022, the Company transitioned to a tool that calculates the quantitative portion of expected credit losses at the individual loan level using a discounted cash flow methodology for its commercial loans and using a loss rate methodology for its consumer loans. The new tool utilized produces more granular results of expected loan loss, incorporates more extensive historical loss data, and allows for a more efficient process. This change did not result in a material impact to the Company’s financial statements.
Qualitative adjustments may be made to modeled reserves based on an assessment of internal and external influences on credit quality not fully reflected in the quantitative components of the allowance model. These influences may include elements such as changes in concentration, macroeconomic conditions, recent observable asset quality trends, staff turnover, regional market conditions, employment levels, model risk, and loan growth.
For additional information regarding the Company's methodology for calculating the Allowance for Credit Losses, see Note 1 – Significant Accounting Policies and Note 5 – Allowance for Credit Losses in the Notes to the Consolidated Financial Statements.
Acquisition Accounting and Purchased Loans – Critical Accounting Policies and Estimates
The Company accounts for acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. All loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, Fair Value Measurement. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. Loans are identified as purchased credit deteriorated (“PCD”) when they have experienced more-than-insignificant deterioration in credit quality since origination. An allowance for expected credit losses on PCD loans is recorded at the date of acquisition through an adjustment to the loans’ amortized cost basis. In contrast, expected credit losses on loans not considered PCD are recognized through the provision for credit losses at the date of acquisition.
Fair value estimates for acquired assets and assumed liabilities are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.
Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates
Intangible assets consist of goodwill, core deposit intangible, customer relationship intangibles, and loan servicing rights. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships. Core deposit intangibles are amortized using an amortization method that reflects the expected value over time, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill in the fourth quarter of 2022 and concluded that no impairment existed.
Fair value estimates for acquired assets and assumed liabilities are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.
Other Fair Value Measurements – Critical Accounting Policies and Estimates
The fair value of collateral-dependent loans, OREO and repossessed assets is typically based on current appraisals, which are reviewed quarterly to determine if fair value adjustments are necessary based on known changes in the market and/or the projected assumptions. When necessary, the appraised value may be adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessed market value, comparative sales and/or an internal valuation. Collateral-dependent loans are loans where repayment is solely dependent on the liquidation of the collateral or operation of the collateral for repayment.
The Company also holds 11,330 shares of Visa Class B stock which, following resolution of Visa’s litigation, will be converted to Visa Class A shares. Under the current conversion rate that became effective December 29, 2022, the Company expects to receive 1.5991 shares of Class A stock for each share of Class B stock, for a total of 18,117 shares of Visa Class A stock. The Company's ownership is related to prior ownership in Visa’s network while Visa operated as a cooperative. This ownership is recorded on the Company's financial records at a zero basis.
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
Seacoast analyzes AFS debt securities quarterly for credit losses. The analysis is performed on an individual security basis for all securities where fair value has declined below amortized cost. Fair value is based upon pricing obtained from third party pricing services. Based on internal review procedures and the fair values provided by the pricing services, the Company believes that the fair values provided by the pricing services are consistent with the principles of ASC Topic 820, Fair Value Measurement. On occasion, pricing provided by the pricing services may not be consistent with other observed prices in the market for similar securities. Using observable market factors, including interest rate and yield curves, volatilities, prepayment speeds, loss severities and default rates, the Company may at times validate the observed prices using a discounted cash flow model and using the observed prices for similar securities to determine the fair value of its securities.
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

Throughout the life of a contingency, the Company or its advisers may learn of additional information that can affect the assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At December 31, 2022 and 2021, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company's Asset and Liability Management Committee (“ALCO”) uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to assess the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to instantaneous changes in market rates of 100 basis point and 200 basis point increases and 100 basis point and 200 basis point decreases on net interest income and is monitored at least quarterly.
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on January 1, 2023, holding all other changes in the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve nor changes in balance sheet size or mix.

	% Change in Projected Baseline Net Interest Income
	December 31, 2022		December 31, 2021
Changes in Interest Rates	1-12 months	13-24 months	1-12 months	13-24 months
+2.00%	7.1%	9.9%	13.4%	19.6%
+1.00%	3.5	4.8	6.7	10.1
Current	—	—	—	—
-1.00%	(3.7)	(5.9)	(2.5)	(8.8)
-2.00%	(8.9)	(14.4)	N/A	N/A
The Company's calculation of interest rate sensitivity for the year ended December 31, 2022 is presented below. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they reprice to market rates or mature. The amounts are aggregated to reflect the interest rate sensitivity gap. This analysis includes assumptions for prepayments of loans and securities and assumptions for core deposit re-pricing. The Company utilizes interest rate floors for certain variable rate loans to offset the potential impact of declining interest rates.
The computations of interest rate sensitivity are based on the static balance sheet and do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates in the future. This may include specific efforts to change the size of the balance sheet or the relative composition of fixed versus variable rate assets and liabilities as well as qualitative changes that could impact quantitative performance.

Interest Rate Sensitivity Analysis[1]
	December 31, 2022
(In thousands)	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Federal funds sold and interest bearing deposits	$84,428	$—	$—	$—	$84,428
Debt securities[2]	495,159	152,874	712,462	1,258,655	2,619,150
Loans[3]	2,213,822	1,151,747	3,572,948	1,209,358	8,147,875
Other assets	47,879	—	—	8,220	56,099
Earning assets	$2,841,288	$1,304,621	$4,285,410	$2,476,233	$10,907,552
Non-maturity deposits	107,130	137,817	1,188,713	3,954,296	5,387,956
Time deposits	126,239	341,418	54,381	628	522,666
Borrowings	319,291	—	12,250	75,021	406,562
Interest bearing liabilities	$552,660	$479,235	$1,255,344	$4,029,945	$6,317,184
Interest rate swaps	300,000	—	—	—	300,000
Interest sensitivity gap	$1,988,628	$825,386	$3,030,066	$(1,553,712)	$4,290,368
Cumulative gap	$1,988,628	$2,814,014	$5,844,080	$4,290,368
Cumulative gap to total earning assets	18%	26%	54%	39%
Earning assets to interest bearing liabilities	514%	272%	341%	61%
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

	% Change in Economic Value of Equity
Changes in Interest Rates	2022	2021
+2.00%	8.1%	18.6%
+1.00%	4.3	10.2
Current	—	—
-1.00%	(5.4)	(10.8)
-2.00%	(13.9)	N/A
While an instantaneous and severe shift in interest rates is used in this analysis, a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon, i.e., the next fiscal year. Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, change in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

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

Table 1 - Capital Resources

	December 31,
(In thousands, except percentages)	2022	2021
Tier 1 Capital
Common stock	$7,162	$5,850
Additional paid in capital	1,377,698	963,747
Retained earnings	423,863	358,598
Treasury stock	(13,019)	(10,569)
Goodwill	(480,319)	(252,154)
Intangibles	(71,285)	(12,998)
Other[1]	33,195	23,182
Common Equity Tier 1 Capital	$1,277,295	$1,075,656

Qualifying subordinated debt	$84,533	$71,646
Other	4	4
Total Tier 1 Capital	$1,361,832	$1,147,306

Tier 2 Capital
Allowance for credit losses on loans[1], as limited	$92,336	$53,579
Total Tier 2 Capital	92,336	53,579
Total Risk-Based Capital	$1,454,168	$1,200,885
Risk weighted assets	$9,208,859	$6,595,378

Common equity Tier 1 ratio (CET1)	13.87%	16.31%
Regulatory minimum[2]	4.50	4.50
Tier 1 capital ratio	14.79	17.40
Regulatory minimum[2]	6.00	6.00
Total capital ratio	15.79	18.21
Regulatory minimum[2]	8.00	8.00
Tier 1 capital to adjusted total assets	11.46	11.68
Regulatory minimum	4.00	4.00

Shareholders' equity to assets	13.24	13.54
Average shareholders' equity to average total assets	12.84	13.02
Tangible shareholders' equity to tangible assets	9.08	11.09
[1]Upon adoption of the CECL accounting standard in 2020, the Company elected, in accordance with interagency guidance, to delay the estimated impact on regulatory capital resulting from the implementation of CECL. The guidance provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). As of December 31, 2022 and 2021, the adjustment to Tier 1 Capital was $18.5 million and $23.0 million, respectively, and the adjustment to Tier 2 Capital was $22.6 million and $28.5 million, respectively.

[2]Excludes the Basel III capital conservation buffer of 2.5% which, if not exceeded, may constrain dividends, equity repurchases and compensation.

Table 2 - Loans Outstanding

	December 31,
(In thousands)	2022		2021
	Amount	% to Total Loans	Amount	% to Total Loans
Construction and land development	$587,332	7%	$230,824	4%
Commercial real estate - owner occupied	1,478,302	18%	1,197,774	20%
Commercial real estate - non-owner occupied	2,589,774	32%	1,736,439	29%
Residential real estate	1,849,503	23%	1,425,354	24%
Commercial and financial	1,348,636	17%	1,069,356	18%
Consumer	286,587	3%	174,175	3%
Paycheck Protection Program	4,590	—%	91,107	2%
Total Loans	$8,144,724	100%	$5,925,029	100%

Table 3 - Loan Maturity Distribution
The following table presents loans by maturity, separately presenting fixed rate loans from those with floating or adjustable rates.

	December 31, 2022
		After one year but within five years:		After five year but within fifteen years:		After fifteen years:
(In thousands)	In one year or less	Floating or adjustable	Fixed	Floating or adjustable	Fixed	Floating or adjustable	Fixed	Total
Construction and Land Development	$151,992	$139,698	$32,183	$97,990	$40,741	$87,523	$37,205	$587,332
Commercial Real Estate - Owner Occupied	64,654	62,224	361,710	187,816	727,611	45,477	28,810	1,478,302
Commercial Real Estate - Non-owner Occupied	257,633	242,083	800,769	593,525	674,069	13,181	8,514	2,589,774
Residential Real Estate	47,818	16,584	19,830	323,501	123,987	406,034	911,749	1,849,503
Commercial and Financial	248,248	151,449	419,128	118,141	195,336	165,318	51,016	1,348,636
Consumer	56,843	21,152	77,955	13,274	58,905	27,512	30,946	286,587
Paycheck Protection Program	54	—	4,536	—	—	—	—	4,590
Total	$827,242	$633,190	$1,716,111	$1,334,247	$1,820,649	$745,045	$1,068,240	$8,144,724

Table 4 - Select Credit Ratios

	For the Year Ended December 31,
(In thousands, except percentages)	2022	2021	2020
Daily average loans outstanding[1]	$6,838,266	$5,751,064	$5,678,807
Ratio of allowance for credit losses on loans to loans outstanding at end of year	1.40%	1.41%	1.62%
Ratio of net charge-offs (recoveries) to average loans outstanding
Construction and land development	—%	—%	—%
Commercial real estate - owner occupied	—%	—%	—%
Commercial real estate - non-owner occupied	—%	0.02%	—%
Residential real estate	—%	(0.02)%	—%
Commercial and financial	—%	0.05%	0.10%
Consumer	0.01%	—%	0.03%
Paycheck Protection Program	—%	—%	—%
Total ratio of net charge-offs to average loans outstanding	0.01%	0.05%	0.13%
[1]Net of unearned income.

Table 5 - Allowance for Credit Losses on Loans

	December 31,
(In thousands, except percentages)	2022		2021		2020
Allocation by Loan Type	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance
Construction and land development	$6,464	6%	$2,751	3%	$4,920	5%
Commercial real estate - owner occupied	6,051	5	8,579	10	9,868	11
Commercial real estate - non-owner occupied	43,258	38	36,617	44	38,266	41
Residential real estate	29,605	26	12,811	16	17,500	19
Commercial and financial	15,648	14	19,744	24	18,690	20
Consumer	12,869	11	2,813	3	3,489	4
Paycheck Protection Program	—	—	—	—	—	—
Total Allowance for Credit Losses on Loans	$113,895	100%	$83,315	100%	$92,733	100%

Table 6 - Nonperforming Assets

	December 31,
(In thousands, except percentages)	2022	2021	2020
Nonaccrual loans[1,2]
Construction and land development	$549	$259	$167
Commercial real estate loans - owner occupied	2,340	3,966	8,181
Commercial real estate loans - non-owner occupied	4,483	5,905	8,084
Residential real estate loans	9,457	13,045	12,492
Commercial and financial loans	11,672	6,869	6,604
Consumer loans	342	554	582
Total Nonaccrual Loans	$28,843	$30,598	$36,110

Other real estate owned
Construction and land development	$109	$8,828	$6,715
Commercial real estate loans - non-owner occupied	221	3,395	5,963
Residential real estate loans	200	—	72
Bank branches closed	1,771	1,395	—
Total Other Real Estate Owned	$2,301	$13,618	$12,750

Total Nonperforming Assets	$31,144	$44,216	$48,860

Amount of loans outstanding at end of year[2]	$8,144,724	$5,925,029	$5,735,349
Ratio of total nonperforming assets to loans outstanding and other real estate owned at end of period	0.38%	0.74%	0.85%
Ratio of total nonaccrual loans to loans outstanding at end of period	0.35	0.52	0.63
Ratio of allowance for credit losses on loans to total nonaccrual loans	395	272	257
Accruing loans past due 90 days or more	$1,848	$121	$63
Loans restructured and in compliance with modified terms[3]	4,032	3,917	4,182
[1]Interest income that could have been recorded during 2022, 2021, and 2020 related to nonaccrual loans was $1.6 million, $0.9 million, and $1.1 million, respectively, none of which was included in interest income or net income.

[2]Net of unearned income.
[3]Interest income that would have been recorded based on original contractual terms was $0.3 million, $0.2 million, and $0.2 million, respectively, for 2022, 2021, and 2020. The amount included in interest income under the modified terms for 2022, 2021, and 2020 was $0.1 million, $0.2 million, and $0.3 million respectively.

Table 7 - Maturity Distribution of Available-For-Sale Debt Securities

	December 31, 2022
(In thousands)	Less than 1 Year	After 1-5 Years	After 5-10 Years	After 10 Years	Total
Amortized Cost
U.S. Treasury securities and obligations of U.S. government agencies	$89	$3,104	$—	$10,620	$13,813
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	226,164	137,572	1,197,461	1,561,197
Private mortgage-backed securities and collateralized mortgage obligations	—	—	—	179,148	179,148
Collateralized loan obligations	—	7,999	122,722	182,434	313,155
Obligations of state and political subdivisions	1,901	14,405	3,123	9,921	29,350
Other debt securities	—	—	—	22,640	22,640
Total Available-For-Sale Debt Securities	$1,990	$251,672	$263,417	$1,602,224	$2,119,303

Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$89	$3,139	$—	$10,419	$13,647
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	215,691	123,584	999,378	1,338,653
Private mortgage-backed securities and collateralized mortgage obligations	—	—	—	166,387	166,387
Collateralized loan obligations	—	7,796	119,591	175,517	302,904
Obligations of state and political subdivisions	1,998	14,280	3,030	8,433	27,741
Other debt securities	—	—	—	22,410	22,410
Total Available-For-Sale Debt Securities	$2,087	$240,906	$246,205	$1,382,544	$1,871,742

Weighted Average Yield[1]
U.S. Treasury securities and obligations of U.S. government agencies	2.50%	4.67%	—%	4.41%	4.46%
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	2.96	2.61	1.84	2.07
Private mortgage-backed securities and collateralized mortgage obligations	—	—	—	2.59	2.59
Collateralized loan obligations	—	6.01	5.67	5.77	5.74
Obligations of state and political subdivisions	2.65	2.76	2.41	2.45	2.61
Other debt securities	—	—	—	4.92	4.92
Total Available-For-Sale Debt Securities	2.65%	3.06%	4.03%	2.44%	2.71%
[1]All yields and rates have been computed using amortized costs.

Table 8 - Maturity Distribution of Held-to-Maturity Debt Securities

	December 31, 2022
(In thousands)	Less than 1 year	After 1-5 Years	After 5-10 Years	After 10 Years	Total
Amortized Cost
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$5,531	$1,181	$100,111	$640,585	$747,408
Total Held-to-Maturity Debt Securities	$5,531	$1,181	$100,111	$640,585	$747,408

Fair Value
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$5,470	$1,146	$88,810	$522,315	$617,741
Total Held-to-Maturity Debt Securities	$5,470	$1,146	$88,810	$522,315	$617,741

Weighted Average Yield[1]
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	2.75%	1.55%	2.43%	1.87%	1.95%
Total Held-to-Maturity Debt Securities	2.75%	1.55%	2.43%	1.87%	1.95%
[1]All yields and rates have been computed using amortized costs.

Stock Performance Graph
The line graph below compares the cumulative total stockholder return on Seacoast common stock with the cumulative total return of the NASDAQ Composite Index and the S&P U.S. BMI Banks - Southeast Region Index for the same period. The graph and table assume that $100 was invested on December 29, 2017 (the last day of trading for the year ended December 31, 2017) in each of Seacoast common stock, the NASDAQ Composite Index and the S&P U.S. BMI Banks - Southeast Region Index. The cumulative total return represents the change in stock price and the amount of dividends received over the period, assuming all dividends were reinvested.

Total Return Performance

250
200
150
100
50
Index Value
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending
Seacoast Banking Corporation of Florida
NASDAQ Composite
S&P U.S. BMI Banks - Southeast Region Index

Index	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Seacoast Banking Corporation of Florida	100.00	103.21	121.26	116.82	142.04	127.69
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. BMI Banks - Southeast Region Index	100.00	82.62	116.45	104.41	149.13	121.30
Source: S&P Global Market Intelligence © 2023

SELECTED QUARTERLY INFORMATION
QUARTERLY CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	2022 Quarters				2021 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net interest income:
Interest income	$127,109	$91,404	$83,749	$78,232	$73,942	$73,209	$67,763	$69,330
Interest expense	7,400	3,120	2,102	1,710	1,653	1,885	1,961	2,720
Net interest income	119,709	88,284	81,647	76,522	72,289	71,324	65,802	66,610
Provision for credit losses	14,129	4,676	822	6,556	(3,942)	5,091	(4,855)	(5,715)
Net interest income after provision for credit losses on loans	105,580	83,608	80,825	69,966	76,231	66,233	70,657	72,325
Noninterest income:
Service charges on deposit accounts	3,996	3,504	3,408	2,801	2,606	2,495	2,338	2,338
Interchange income	4,650	4,138	4,255	4,128	4,135	4,131	4,145	3,820
Wealth management income	2,886	2,732	2,774	2,659	2,356	2,562	2,387	2,323
Mortgage banking fees	426	434	932	1,686	2,030	2,550	2,977	4,225
Marine finance fees	208	209	312	191	147	152	177	189
SBA gains	105	108	473	156	200	812	232	287
BOLI income	1,526	1,363	1,349	1,334	1,295	1,128	872	859
Other income	3,836	3,977	3,761	2,870	6,316	5,228	2,249	3,744
Securities gains (losses), net	18	(362)	(300)	(452)	(379)	(30)	(55)	(114)
Total noninterest income	17,651	16,103	16,964	15,373	18,706	19,028	15,322	17,671
Noninterest expenses:
Salaries and wages	45,405	28,420	28,056	28,219	25,005	27,919	22,966	21,393
Employee benefits	5,300	4,074	4,151	5,501	4,763	4,177	3,953	4,980
Outsourced data processing costs	9,918	5,393	6,043	6,156	5,165	5,610	4,676	4,468
Telephone and data lines	1,185	973	908	733	790	810	838	785
Occupancy	5,457	5,046	4,050	3,986	3,500	3,541	3,310	3,789
Furniture and equipment	1,944	1,462	1,588	1,426	1,403	1,567	1,166	1,254
Marketing	1,772	1,461	1,882	1,171	1,060	1,353	1,002	1,168
Legal and professional fees	9,174	3,794	2,946	4,789	2,461	4,151	2,182	2,582
FDIC assessments	889	760	699	789	713	651	515	526
Amortization of intangibles	4,763	1,446	1,446	1,446	1,304	1,306	1,212	1,211
Foreclosed property expense and net (gain) loss on sale	(411)	9	(968)	(164)	(175)	66	(90)	(65)
Provision for credit losses on unfunded commitments	—	1,015	—	142	—	133	—	—
Other	6,114	7,506	5,347	4,723	4,274	3,984	4,054	4,029
Total noninterest expenses	91,510	61,359	56,148	58,917	50,263	55,268	45,784	46,120
Income before income taxes	31,721	38,352	41,641	26,422	44,674	29,993	40,195	43,876
Income taxes	7,794	9,115	8,886	5,834	8,344	7,049	8,785	10,157
Net income	$23,927	$29,237	$32,755	$20,588	$36,330	$22,944	$31,410	$33,719

	2022 Quarters				2021 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Per Common Share Data
Net income diluted	$0.34	$0.47	$0.53	$0.33	$0.62	$0.40	$0.56	$0.60
Net income basic	0.34	0.48	0.53	0.34	0.62	0.40	0.57	0.61
Cash dividends declared:
Common stock	$0.17	$0.17	$0.17	$0.13	$0.13	$0.13	$0.13	$0.00
Market price common stock:
Low close	29.60	30.23	31.46	32.43	33.29	29.62	33.08	29.17
High close	34.94	36.75	35.21	39.15	38.31	34.26	38.81	40.35
Bid price at end of period	31.19	30.23	33.04	35.02	35.39	33.81	34.15	36.24

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Seacoast Banking Corporation of Florida
Stuart, Florida
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Seacoast Banking Corporation of Florida (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
As permitted, the Company has excluded the operations of Drummond Banking Company acquired during 2022, which is described in Note 17 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Allowance and Provision for Credit Losses on Loans
The allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the contractual term of loans carried at amortized cost as described in Notes 1 and 5 of the consolidated financial statements. The Company's loan portfolio, which is measured at amortized cost, is required to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.
The Company estimates expected credit losses for loans at the individual loan level using a discounted cash flow methodology for its commercial loans and using a loss rate methodology for its consumer loans. Expected losses are estimated using a blend of forecast scenarios. Specifically, the forecast scenarios selected were the “U.S. Macroeconomic Outlook Baseline” and “Alternative Scenario 3 - Downside - 90th Percentile” scenarios. The forecasted credit losses also incorporate macroeconomic variables such as changes in expectations indicated by the commercial real estate price index, changes in the housing price index, and changes in the unemployment rate.
The forecasts of future economic conditions are over a period that the Company has deemed reasonable and supportable, and in segments where it can no longer develop reasonable and supportable forecasts, the Company reverts to longer-term historical loss experience to estimate losses over the remaining life of the loans. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments.
The Company may incorporate qualitative adjustments to modeled reserves based on an assessment of internal and external influences on credit quality not fully reflected in the quantitative components of the allowance model. These influences may include elements such as changes in concentration, macroeconomic conditions, recent observable asset quality trends, staff turnover, regional market conditions, employment levels, model risk, and loan growth.
A significant amount of judgment was required when assessing the conceptual design and statistical methodology of the employed model and whether the model was relevant to the Company’s loan portfolio and suitable for use in the Company’s estimation process, which in turn involved especially complex and subjective judgment. The Company’s discounted cash flow methodology includes probability of default (“PD”) and loss given default (“LGD”) assumptions that required assessing the conceptual soundness and reasonableness of those assumptions. We utilized Crowe LLP employed valuation specialists (“Crowe VS”) to evaluate the soundness of the model’s methodology, conceptual design, and applicability to the Company. Crowe VS also performed procedures to assess the relationships between the Company’s PD and LGD rates and model rates during development.
The principal considerations resulting in our determination included the following:
•Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecasts of economic variables and reasonableness of other model assumptions.
•Significant auditor effort in evaluating probability-weighted forecast scenarios with PD and LGD assumptions that involved the use of management judgment and a high degree of auditor judgment, including the need to involve Crowe VS.

•Significant audit effort related to testing the completeness and accuracy of internal data used and evaluating the relevance and reliability of proxy loan information.
The primary procedures performed to address the critical audit matter included:
•Testing the effectiveness of management’s internal controls over the appropriate application of management’s methodology, including the transition to an individual loan level tool, in accordance with generally accepted accounting principles.
•Testing the effectiveness of controls over the completeness and accuracy of internal data inputs, including loan segmentation data used in the development of PD and LGD assumptions, and the relevance and reliability of third-party data used in the computation.
•Testing the effectiveness of management’s internal controls over the Company’s significant model assumptions and judgments, qualitative adjustments, and information systems.
•Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit losses calculation, including the reasonableness of management's judgments over the forecasted period and economic scenarios selected.
•With the assistance of Crowe VS, evaluating the reasonableness of assumptions and judgments related to management’s methodology and transition to an individual loan level tool, as well as, the conceptual design of the credit losses estimation models.
•Substantively testing the completeness and accuracy of internal loan level data used, loan segmentation, the relevance and reliability of third party data, and management’s judgments and assumptions for reasonableness.
•Substantive univariate directionality testing with the assistance of Crowe VS and other substantive analytical procedures to test significant assumptions made by management, and testing the process of management’s assessment for the incorporation of qualitative adjustments.
•Evaluating management’s judgments in the selection and application of reasonable and supportable forecasts, and the reasonableness of forecasted economic scenarios provided by a third-party, assisted by Crowe VS.
/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Fort Lauderdale, Florida
February 28, 2023

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Interest Income
Interest and dividends on securities
Taxable	$56,611	$29,206	$29,718
Nontaxable	546	577	454
Interest and fees on loans	315,717	251,471	254,366
Interest on interest bearing deposits and other investments	7,620	2,990	2,497
Total Interest Income	380,494	284,244	287,035

Interest Expense
Interest on deposits	7,318	3,605	6,920
Interest on time certificates	2,642	2,788	13,365
Interest on securities sold under agreement to repurchase	986	141	283
Interest on Federal Home Loan Bank (“FHLB”) borrowings	330	—	1,540
Interest on subordinated debt	3,056	1,685	2,184
Total Interest Expense	14,332	8,219	24,292
Net Interest Income	366,162	276,025	262,743

Provision for credit losses	26,183	(9,421)	38,179
Net Interest Income After Provision for Credit Losses	339,979	285,446	224,564

Noninterest Income:
Service charges on deposit accounts	13,709	9,777	9,429
Interchange income	17,171	16,231	13,711
Wealth management income	11,051	9,628	7,507
Mortgage banking fees	3,478	11,782	14,696
Marine finance fees	920	665	690
SBA gains	842	1,531	685
BOLI income	5,572	4,154	3,561
SBIC income	1,305	6,778	1,373
Other	13,139	10,759	8,683
	67,187	71,305	60,335
Securities (losses) gains, net (includes $0 for 2022, net gains of $2.2 million for 2021 and net gains of $0.2 million for 2020 in other comprehensive income reclassifications)	(1,096)	(578)	1,235
Total Noninterest Income	66,091	70,727	61,570

Noninterest Expense:
Salaries and wages	130,100	97,283	88,539
Employee benefits	19,026	17,873	15,544
Outsourced data processing costs	27,510	19,919	19,053
Telephone / data lines	3,799	3,223	2,984
Occupancy	18,539	14,140	14,150
Furniture and equipment	6,420	5,390	5,874
Marketing	6,286	4,583	4,833

Legal and professional fees	20,703	11,376	9,167
FDIC assessments	3,137	2,405	1,268
Amortization of intangibles	9,101	5,033	5,857
Foreclosed property expense and net (gain) loss on sale	(1,534)	(264)	2,263
Provision for credit losses on unfunded commitments	1,157	133	185
Other	23,690	16,341	15,835
Total Noninterest Expense	267,934	197,435	185,552

Income Before Income Taxes	138,136	158,738	100,582
Income taxes	31,629	34,335	22,818
Net Income	$106,507	$124,403	$77,764

Per share data
Net income per share of common stock
Diluted	$1.66	$2.18	$1.44
Basic	1.67	2.20	1.45
Average common shares outstanding (in thousands)
Diluted	64,264	57,088	53,930
Basic	63,707	56,586	53,502
 See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Net Income	$106,507	$124,403	$77,764

Other comprehensive income (loss):

Unrealized (losses) gains on available-for-sale securities, net of tax benefit of $57.1 million in 2022, tax benefit of $8.2 million in 2021 and tax expense of $5.0 million in 2020	$(181,096)	$(27,377)	$16,628
Amortization of unrealized (gains) losses on securities transferred to held-to-maturity, net of tax benefit of $7 thousand in 2022, tax expense of $21 thousand in 2021, and tax expense of $40 thousand in 2020	(20)	86	184
Reclassification adjustment for losses (gains) included in net income, net of tax benefit of $85 thousand in 2021 and tax expense of $314 thousand in 2020	—	278	(782)
Unrealized gains (losses) on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax benefit of $26 thousand in 2022, tax expense of $120 thousand in 2021, and tax expense of $42 thousand in 2020	77	(351)	(125)
Total other comprehensive (loss) income	$(181,039)	$(27,364)	$15,905

Comprehensive (Loss) Income	$(74,532)	$97,039	$93,669
See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2022	2021
Assets
Cash and due from banks	$120,748	$238,750
Interest bearing deposits with other banks	81,192	498,979
Total cash and cash equivalents	201,940	737,729

Time deposits with other banks	3,236	—

Debt securities:
Securities available-for-sale (at fair value)	1,871,742	1,644,319
Securities held-to-maturity (fair value $617.7 million in 2022 and $627.4 million in 2021)	747,408	638,640
Total debt securities	2,619,150	2,282,959

Loans held for sale (at fair value)	3,151	31,791

Loans	8,144,724	5,925,029
Less: Allowance for credit losses	(113,895)	(83,315)
Loans, net of allowance for credit losses	8,030,829	5,841,714

Bank premises and equipment, net	116,892	72,404
Other real estate owned	2,301	13,618
Goodwill	480,319	252,154
Other intangible assets, net	75,451	14,845
Bank owned life insurance	237,824	205,041
Net deferred tax assets	94,457	27,321
Other assets	280,212	201,857
Total Assets	$12,145,762	$9,681,433

Liabilities
Deposits
Noninterest demand	$4,070,973	$3,075,534
Interest-bearing demand	2,337,590	1,890,212
Savings	1,064,392	895,019
Money market	1,985,974	1,651,881
Other time deposits	369,389	404,601
Brokered time certificates	3,798	—
Time certificates of more than $250,000	149,479	150,342
Total Deposits	$9,981,595	$8,067,589

Securities sold under agreements to repurchase, maturing within 30 days	172,029	121,565
Federal Home Loan Bank (“FHLB”) borrowings	150,000	—
Subordinated debt	84,533	71,646
Other liabilities	149,830	109,897
Total Liabilities	$10,537,987	$8,370,697

	December 31,
(In thousands, except share data)	2022	2021

Commitments and Contingencies (See “Note 9 - Borrowings” and “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk”)

Shareholders' Equity
Common stock, par value $0.10 per share authorized 120,000,000 shares, issued 72,099,136 and outstanding 71,617,852 shares in 2022 and authorized 120,000,000 shares, issued 58,909,369 and outstanding 58,504,250 shares in 2021	7,162	5,850
Additional paid-in capital	1,377,802	963,851
Retained earnings	423,863	358,598
Less: Treasury stock (481,284 shares in 2022 and 405,119 shares in 2021), at cost	(13,019)	(10,569)
	1,795,808	1,317,730
Accumulated other comprehensive loss, net	(188,033)	(6,994)
Total Shareholders' Equity	$1,607,775	$1,310,736
Total Liabilities & Shareholders' Equity	$12,145,762	$9,681,433
See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Cash Flows From Operating Activities
Net Income	$106,507	$124,403	$77,764

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,115	5,482	6,020
Amortization of premiums and discounts on securities, net	576	6,220	5,019
Amortization of operating lease right-of-use assets	6,485	4,576	4,362
Other amortization and accretion, net	(1,967)	(13,908)	(8,667)
Stock based compensation	11,155	8,685	7,304
Origination of loans designated for sale	(186,504)	(490,426)	(511,706)
Sale of loans designated for sale	221,199	543,410	477,178
Provision for credit losses	26,183	(9,421)	38,179
Deferred income taxes	(10,398)	3,836	(4,926)
Losses (gains) on sale of securities	—	363	(1,096)
Gains on sale of loans	(5,687)	(15,276)	(13,930)
(Gains) losses on sale and write-downs of other real estate owned	(1,749)	(635)	1,139
Losses on disposition of fixed assets	1,394	817	791
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease (increase) in other assets	508	(42,437)	(35,555)
Net increase in other liabilities	22,042	28,883	18,776
Net Cash Provided by Operating Activities	195,859	154,572	60,652

Cash Flows From Investing Activities
Maturities and repayments of available-for-sale debt securities	270,785	546,339	304,064
Maturities and repayments of held-to-maturity debt securities	96,925	132,916	75,861
Proceeds from sale of available-for-sale debt securities	515,183	84,972	96,732
Purchases of available-for-sale debt securities	(693,625)	(1,145,193)	(830,300)
Purchases of held-to-maturity debt securities	(206,065)	(377,159)	—
Maturities of time deposits with other banks	3,237	750	2,992
Net new loans and principal repayments	(513,343)	566,348	(79,100)
Purchases of loans held for investment	(111,292)	(259,267)	—
Proceeds from the sale of other real estate owned	15,951	5,598	8,521
Additions to other real estate owned	(591)	(2,513)	(2,557)
Proceeds from sale of FHLB and Federal Reserve Bank Stock	—	3,945	39,185
Purchase of FHLB and Federal Reserve Bank Stock	(11,924)	(3,020)	(28,278)
Redemption of bank owned life insurance	25,782	—	—
Purchase of bank owned life insurance	(25,000)	(60,000)	—
Net cash from bank acquisitions	281,747	98,100	71,965
Additions to bank premises and equipment	(12,645)	(4,327)	(1,587)
Net Cash Used in Investing Activities	(364,875)	(412,511)	(342,502)

	For the Year Ended December 31,
(In thousands)	2022	2021	2020

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(384,403)	640,108	844,405
Net increase in repurchase agreements	50,464	1,956	33,488
Net decrease in FHLB borrowings with original maturities of three months or less	(62,500)	—	(235,000)
Repayments of FHLB borrowings with original maturities of more than three months	(7,500)	(33,000)	(115,000)
Proceeds from FHLB borrowings with original maturities of more than three months	75,000	—	35,000
Stock based employee benefit plans	3,408	5,022	(1,486)
Dividends paid	(41,242)	(22,506)	—
Net Cash (Used in) Provided by Financing Activities	(366,773)	591,580	561,407
Net (decrease) increase in cash and cash equivalents	(535,789)	333,641	279,557
Cash and Cash Equivalents at Beginning of Year	737,729	404,088	124,531
Cash and Cash Equivalents at End of Year	$201,940	$737,729	$404,088

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,743	$9,977	$23,548
Cash paid during the period for taxes	29,591	30,887	27,712
Recognition of operating lease right-of-use assets, other than through bank acquisition, net of terminations	3,370	12,459	2,095
Recognition of operating lease liabilities, other than through bank acquisition, net of terminations	3,370	12,459	2,095

Supplemental disclosure of non-cash investing activities:[1]
Transfer of debt securities from available-for-sale to held-to-maturity	$—	$210,805	$—
Unsettled sales of debt securities available-for-sale	—	17,147	—
Transfer from loans to other real estate owned	—	—	5,624
Transfer from bank premises to other real estate owned	1,674	3,318	1,289
[1]See "Note 17 - Business Combinations" for common stock issued in business combinations.

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2019	51,514	$5,151	$786,242	$195,813	$(6,032)	$4,465	$985,639
Comprehensive income	—	—	—	77,764	—	15,905	93,669
Stock based compensation expense	39	—	7,304	—	—	—	7,304
Common stock issued for stock based employee benefit plans	465	51	(50)	—	(2,253)	—	(2,252)
Common stock issued for stock options	62	6	760	—	—	—	766
Cumulative change in accounting principle upon adoption of new accounting pronouncement	—	—	—	(16,876)	—	—	(16,876)
Issuance of common stock, pursuant to acquisitions	3,163	316	61,836	—	—	—	62,152
Balance at December 31, 2020	55,243	5,524	856,092	256,701	(8,285)	20,370	1,130,402
Comprehensive income (loss)	—	—	—	124,403	—	(27,364)	97,039
Stock based compensation expense	23	—	8,685	—	—	—	8,685
Common stock issued for stock based employee benefit plans	167	19	(49)	—	(2,284)	—	(2,314)
Common stock issued for stock options	384	38	7,298	—	—	—	7,336
Issuance of common stock, pursuant to acquisition	2,687	269	86,218	—	—	—	86,487
Conversion of options, pursuant to acquisition	—	—	5,607	—	—	—	5,607
Dividends on common stock ($0.39 per share)	—	—	—	(22,506)	—	—	(22,506)
Balance at December 31, 2021	58,504	5,850	963,851	358,598	(10,569)	(6,994)	1,310,736
Comprehensive income (loss)	—	—	—	106,507	—	(181,039)	(74,532)
Stock based compensation expense	21	—	11,155	—	—	—	11,155
Common stock issued for stock based employee benefit plans	367	40	(97)	—	(2,450)	—	(2,507)
Common stock issued for stock options	522	52	5,864	—	—	—	5,916
Issuance of common stock, pursuant to acquisitions	12,204	1,220	396,016	—	—	—	397,236
Conversion of options, pursuant to acquisition	—	—	1,013	—	—	—	1,013
Dividends on common stock ($0.64 per share)	—	—	—	(41,242)	—	—	(41,242)
Balance at December 31, 2022	71,618	7,162	1,377,802	423,863	(13,019)	(188,033)	1,607,775

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seacoast Banking Corporation of Florida and Subsidiaries
Note 1 - Significant Accounting Policies
General: Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a single segment financial holding company with one operating subsidiary bank, Seacoast National Bank (“Seacoast Bank”). The Company provides integrated financial services including commercial and consumer banking, wealth management, and mortgage and insurance services to customers at 78 full-service branches across Florida, and through advanced mobile and online banking solutions.
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

Credit losses on securities: For securities classified as held-to-maturity, management estimates expected credit losses over the remaining expected life and recognizes this estimate as an allowance for credit losses. Debt securities that are available-for-sale are considered impaired if the fair value is less than amortized cost. Impairments are analyzed at an individual security level on a quarterly basis and both quantitative and qualitative assessments are utilized to determine if a security has a credit loss. Qualitative assessments consider a range of factors including: percent decline in fair value, rating downgrades, subordination, duration, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms. Quantitative assessments are based on a discounted cash flow analysis, which includes evaluating the timing and amount of the expected cash flows. If any portion of the decline in fair value is related to credit, then the credit loss is recognized as an allowance for credit loss and the noncredit portion is recognized in other comprehensive income.

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
Loans acquired through business acquisitions are recorded at fair value on the acquisition date. Loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as purchased credit deteriorated (“PCD”). Acquired loans that do not meet the definition of PCD are classified by the Company as acquired Non-PCD. Expected credit losses on loans not considered PCD are recognized through the provision for credit losses when the initial allowance is recorded.
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulty, is considered to be a troubled debt restructuring (“TDR”). The allowance for credit losses policy discusses the measurement of allowance for TDRs.
Allowance for credit losses on loans: The allowance for credit losses represents management's best estimate of expected future credit losses related to the loan portfolio at the balance sheet date. The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount to be collected on loans. Loan balances deemed uncollectible are charged off against the allowance for credit losses and recoveries are credited to the allowance. In order to adjust the allowance to the current estimate of expected credit losses, charges or credits to the provision for credit losses are reflected in the Consolidated Statements of Income. The Company excludes accrued interest on loans from its determination of allowance.
Portfolio segments represent the level at which the Company develops and documents its methodology for determining its allowance for credit losses. See Note 4 - Loans, for a description of each of the segments, which are disaggregated by similar risk characteristics such as customer and/or collateral type.
The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Forecast data is sourced from Moody’s Analytics (“Moody’s”), a firm recognized for its research, analysis, and economic forecasts. The forecasts of future economic conditions are over a period that has been deemed reasonable and supportable, and in segments where it can no longer develop reasonable and supportable forecasts, the Company reverts to longer-term historical loss experience to estimate losses over the remaining life of the loans. The forecast may utilize one scenario or a composite of scenarios based on management's judgment and expectations around the current and future macroeconomic outlook. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.

In the implementation of CECL at January 1, 2020 and through June 30, 2022, the Company utilized a top-down allowance model based on an analysis of the probability of default (“PD”) and loss given default (“LGD”) to determine an expected loss by loan segment. During the third quarter of 2022, the Company transitioned to a tool that calculates the quantitative portion of expected credit losses at the individual loan level using a discounted cash flow methodology for its commercial loans and using a loss rate methodology for its consumer loans. The new tool being utilized produces more granular results of expected loan loss, incorporates more extensive historical loss data, and allows for a more efficient process. This change did not result in a material impact to the Company’s financial statements.
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
Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. For loans that are individually evaluated, the allowance is determined through review of data specific to the borrower and the related collateral, if any. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
The contractual term of a loan excludes expected extensions, renewals, and modification unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and not unconditionally cancellable by the Company.
The allowance for PCD loans is determined at the time of acquisition as the estimated expected credit loss of the outstanding balance or par value, based on the methodologies described previously for loans. The allowance recognized at acquisition is added to the acquisition date purchase price to determine the asset’s amortized cost basis.
The allowance for credit losses on TDRs is measured using the fair value of the collateral method when the repayment is expected to be provided substantially through the operation or sale of the collateral. Otherwise, when the value of a concession can only be measured using the discounted cash flow method, the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan.
It is the Company's practice to ensure that the charge-off policy meets or exceeds regulatory requirements. Losses on unsecured consumer loans are recognized at 90 days past due, compared to the regulatory loss criteria of 120 days. In compliance with Federal Financial Institution Examination Council guidelines, secured consumer loans, including residential real estate, are typically charged off or charged down between 120 and 180 days past due, depending on the collateral type. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more, unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in process of collection. Secured loans may be charged down to the estimated value of the collateral with previously accrued unpaid interest reversed against interest income. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial charge-off amounts are based on valuation estimates derived from appraisals or other market information. Generally, new appraisals are not received until the foreclosure process is completed; however, collateral values are evaluated periodically based on market information and incremental charge-offs are recorded if it is determined that collateral values have declined from their initial estimates.
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
Bank Premises and Equipment: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Premises and equipment include certain costs associated with the acquisition of leasehold improvements. Depreciation and amortization are recognized principally by the straight-line method, over the estimated useful lives as follows: buildings - 25-40 years, leasehold improvements - 5-25 years, furniture and equipment - 3-12 years. Leasehold improvements amortize over the shorter of lease terms or estimated useful life. Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are written down to fair value with a corresponding increase to noninterest expense.
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
Intangible Assets. The Company’s intangible assets consist of goodwill, core deposit intangibles (CDIs), customer relationship intangibles and loan servicing rights. Goodwill results from business combinations and represents the difference between the purchase price and the fair value of net assets acquired. Goodwill may be adjusted for up to one year from the acquisition date in the event new information is obtained which, if known at the date of the acquisition would have impacted the fair value of the acquired assets and liabilities. Goodwill is considered to have an indefinite useful life and is not amortized, but rather tested for impairment annually in the fourth quarter, or more often if circumstances arise that may indicate risk of impairment. If impaired, goodwill is written down with a corresponding impact to noninterest expense.
The Company recognizes CDIs that result from either whole bank acquisitions or branch acquisitions. They are initially measured at fair value and then amortized over periods ranging from six to eight years generally on an accelerated basis. Customer relationship intangibles are measured at fair value and amortized on a straight-line basis over ten years. The Company evaluates other identifiable intangibles for impairment annually, or more often if circumstances arise that may indicate risk of impairment. If impaired, the intangible asset is written down with a corresponding increase to noninterest expense.
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
Other Investments: Included in Other Assets are investments in funds generating affordable housing tax credits, and investments in Small Business Investment Companies (“SBICs”), which are privately owned and operated companies licensed by the U.S. Small Business Administration (“SBA”) to invest in small businesses. Investments generating tax credits are accounted for using the proportional amortization method. Under this method, the investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits allocated to the investor. SBIC investments are held at cost less impairment, if any. Income from SBIC investments will vary amongst periods and is recognized in noninterest income. Seacoast Bank is a member of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) systems. Members are required to own a certain amount of FHLB and FRB stock based on the level of borrowings and other factors, and may invest in additional amounts. The FHLB and FRB stock are accounted for at cost less impairment, if any. Both cash and stock dividends are recognized in earnings.
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
Recently Issued Accounting Standards
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors, and introduces new disclosures related to modifications with borrowers that are experiencing financial difficulties. ASU 2022-02 also requires the disclosure of current-period gross write-offs by year of origination for financing receivables held at amortized cost. The Company adopted the standard effective January 1, 2023, and the adoption did not have a material impact to the consolidated financial statements.

Note 2 - Earnings Per Share
Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding during each period, plus common share equivalents, calculated for share-based awards outstanding using the treasury stock method.
In 2022 and 2020, options to purchase 1,505 and 508,000 shares of the Company's common stock, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share. In 2021, no options were antidilutive.

	For the Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Basic earnings per share
Net Income	$106,507	$124,403	$77,764
Total weighted average common stock outstanding	63,707	56,586	53,502
Net income per share	$1.67	$2.20	$1.45

Diluted earnings per share
Net Income	$106,507	$124,403	$77,764

Total weighted average common stock outstanding	63,707	56,586	53,502
Add: Dilutive effect of share-based awards outstanding	557	502	428
Total weighted average diluted stock outstanding	64,264	57,088	53,930
Net income per share	$1.66	$2.18	$1.44
Net income has not been allocated to unvested restricted stock awards that are participating securities because the amounts that would be allocated are not material to net income per share of common stock. Unvested restricted stock awards that are participating securities represent less than one percent of all of the outstanding shares of common stock for each of the periods presented.

Note 3 - Securities
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale ("AFS") and held-to-maturity ("HTM") securities at December 31, 2022 and December 31, 2021 are summarized as follows:

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$13,813	$173	$(339)	$13,647
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,561,197	539	(223,083)	1,338,653
Private mortgage-backed securities and collateralized mortgage obligations	179,148	70	(12,831)	166,387
Collateralized loan obligations	313,155	—	(10,251)	302,904
Obligations of state and political subdivisions	29,350	122	(1,731)	27,741
Other debt securities	22,640	197	(427)	22,410
Totals	$2,119,303	$1,101	$(248,662)	$1,871,742

Held-to-Maturity Debt Securities
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$747,408	$64	$(129,731)	$617,741
Totals	$747,408	$64	$(129,731)	$617,741

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$6,466	$316	$(3)	$6,779
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,234,721	8,308	(20,309)	1,222,720
Private mortgage-backed securities and collateralized mortgage obligations	88,096	1,091	(420)	88,767
Collateralized loan obligations	292,751	63	(124)	292,690
Obligations of state and political subdivisions	31,624	1,740	(1)	33,363
Totals	$1,653,658	$11,518	$(20,857)	$1,644,319

Held-to-Maturity Debt Securities
Mortgage-backed securities of U.S. government-sponsored entities	$638,640	$3,828	$(15,070)	$627,398
Totals	$638,640	$3,828	$(15,070)	$627,398
During 2022, debt securities with a fair value of $515.2 million obtained in bank acquisitions were sold. No gain or loss was recognized on these sales, and there were no other sales of securities in 2022. During 2021, debt securities with a fair value of $102.1 million were sold with gross gains of $0.3 million and gross losses of $0.6 million. Debt securities with a fair value of $96.7 million were sold during 2020, with gross gains of $2.4 million and gross losses of $1.3 million. Also included in “Securities gains (losses) net” are decreases of $1.1 million and $0.2 million in 2022 and 2021, respectively, and an increase of $0.1 million in 2020 in the value of an investment in shares of a mutual fund that invests in CRA-qualified debt securities.

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
At December 31, 2022, debt securities with a fair value of $484.2 million were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$1,990	$2,087
Due after one year through five years	—	—	17,509	17,419
Due after five years through ten years	—	—	3,123	3,030
Due after ten years	—	—	20,541	18,852
	—	—	43,163	41,388

Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$747,408	$617,741	$1,561,197	$1,338,653
Private mortgage-backed securities and collateralized mortgage obligations	—	—	179,148	166,387
Collateralized loan obligations	—	—	313,155	302,904
Other debt securities	—	—	22,640	22,410
Totals	$747,408	$617,741	$2,119,303	$1,871,742

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

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$3,788	$(328)	$249	$(11)	$4,037	$(339)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	646,651	(54,956)	667,520	(168,127)	1,314,171	(223,083)
Private mortgage-backed securities and collateralized mortgage obligations	130,488	(8,255)	25,234	(4,576)	155,722	(12,831)
Collateralized loan obligations	242,370	(8,343)	60,534	(1,908)	302,904	(10,251)
Obligations of state and political subdivisions	23,804	(1,656)	425	(75)	24,229	(1,731)
Other debt securities	11,459	(427)	—	—	11,459	(427)
Totals	$1,058,560	$(73,965)	$753,962	$(174,697)	$1,812,522	$(248,662)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$97	$(1)	$245	$(2)	$342	$(3)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	955,881	(19,575)	11,953	(734)	967,834	(20,309)
Private mortgage-backed securities and collateralized mortgage obligations	33,640	(173)	9,628	(247)	43,268	(420)
Collateralized loan obligations	123,202	(81)	9,461	(43)	132,663	(124)
Obligations of state and political subdivisions	499	(1)	—	—	499	(1)
Totals	$1,113,319	$(19,831)	$31,287	$(1,026)	$1,144,606	$(20,857)
At December 31, 2022, the Company had unrealized losses of $223.1 million on mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.3 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2022, no allowance for credit losses has been recorded.
At December 31, 2022, the Company had $12.8 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $155.7 million. The securities have average credit support of 24%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2022, no allowance for credit losses has been recorded.
At December 31, 2022, the Company had $10.3 million of unrealized losses in floating rate collateralized loan obligations (“CLOs”) having a fair value of $302.9 million. CLOs are special purpose vehicles and those in which the Company has invested acquire nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of December 31, 2022, all positions held by the Company are in AAA and AA tranches, with average credit support of 38% and 25% respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movement and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2022, no allowance for credit losses has been recorded.
At December 31, 2022, the Company had $1.7 million of unrealized losses on municipal securities having a fair value of $24.2 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. As a result, as of December 31, 2022, no allowance for credit losses has been recorded.
At December 31, 2022, the Company had $0.4 million of unrealized losses on floating rate student loan asset-backed securities having a fair value of $11.5 million. These securities were issued under the U.S. Department of Education’s Federal Family Education Loan program, which generally provides a minimum of 97% U.S. Department of Education guarantee of principal. These securities also have added credit enhancement through over-collateralization and have an average credit support of 8%. Based on the assessment of all relevant factors, the Company believes any unrealized loss positions are a function of changes in investment spreads and interest rate movement and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2022, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. As a result, as of December 31, 2022, no allowance for credit losses has been recorded.
Included in Other Assets at December 31, 2022 is $45.6 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $7.0 million and $1.3 million, respectively, at December 31, 2022, and $3.4 million and $1.0 million, respectively, at December 31, 2021, is included in Other Assets. Also included in Other Assets is an investment in a CRA-qualified mutual fund carried at fair value of $8.2 million and $9.3 million at December 31, 2022 and December 31, 2021, respectively.
The Company holds 11,330 shares of Visa Class B stock which, following resolution of Visa litigation, will be converted to Visa Class A shares. Under the current conversion ratio that became effective December 29, 2022, the Company would receive 1.5991 shares of Class A stock for each share of Class B stock for a total of 18,117 shares of Visa Class A stock. The ownership of Visa stock is related to prior ownership in Visa's network, while Visa operated as a cooperative. This ownership is recorded in the Company's financial records at zero basis.

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
The following tables present net loan balances by segment as of:

	December 31, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$364,900	$201,333	$21,100	$587,332
Commercial real estate - owner occupied	995,154	451,202	31,946	1,478,302
Commercial real estate - non-owner occupied	1,695,411	767,138	127,225	2,589,774
Residential real estate	1,558,643	271,378	19,482	1,849,503
Commercial and financial	1,151,273	182,124	15,238	1,348,636
Consumer	177,338	89,458	19,791	286,587
Paycheck Protection Program	1,474	3,116	—	4,590
Totals	$5,944,193	$1,965,749	$234,782	$8,144,724

	December 31, 2021
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$199,341	$31,438	$45	$230,824
Commercial real estate - owner occupied	983,517	186,812	27,445	1,197,774
Commercial real estate - non-owner occupied	1,278,180	382,554	75,705	1,736,439
Residential real estate	1,261,306	156,957	7,091	1,425,354
Commercial and financial	968,318	84,395	16,643	1,069,356
Consumer	169,507	4,658	10	174,175
Paycheck Protection Program	69,503	21,604	—	91,107
Totals	$4,929,672	$868,418	$126,939	$5,925,029
The amortized cost basis of loans at December 31, 2022 and 2021 included net deferred costs of $35.1 million and $28.6 million, respectively. At December 31, 2022, the remaining fair value adjustments on acquired loans were $97.7 million, or 4.3% of the outstanding acquired loan balances, compared to $23.1 million, or 2.3% of the acquired loan balances at December 31, 2021. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $28.2 million and $14.7 million at December 31, 2022 and 2021, respectively.
Loans to directors and executive officers totaled $0.4 million and $0.6 million at December 31, 2022 and 2021, respectively. Two new loans were originated to officers or directors in 2022.

The following table presents the status of net loan balances as of December 31, 2022 and December 31, 2021.

	December 31, 2022
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$364,841	$—	$—	$—	$59	$364,900
Commercial real estate - owner occupied	993,690	—	67	440	957	995,154
Commercial real estate - non-owner occupied	1,695,381	—	—	—	30	1,695,411
Residential real estate	1,550,040	1,172	147	—	7,284	1,558,643
Commercial and financial	1,142,536	1,032	476	—	7,229	1,151,273
Consumer	176,444	550	252	1	91	177,338
Paycheck Protection Program	1,099	33	—	342	—	1,474
Total Portfolio Loans	$5,924,031	$2,787	$942	$783	$15,650	$5,944,193

Acquired Non-PCD Loans
Construction and land development	$201,263	$—	$—	$—	$70	$201,333
Commercial real estate - owner occupied	450,109	796	297	—	—	451,202
Commercial real estate - non-owner occupied	765,633	162	—	—	1,343	767,138
Residential real estate	270,215	577	—	—	586	271,378
Commercial and financial	180,837	790	87	—	410	182,124
Consumer	87,317	779	616	525	221	89,458
Paycheck Protection Program	3,116	—	—	—	—	3,116
Total Acquired Non-PCD Loans	$1,958,490	$3,104	$1,000	$525	$2,630	$1,965,749

PCD Loans
Construction and land development	$20,680	$—	$—	$—	$420	$21,100
Commercial real estate - owner occupied	30,517	23	23	—	1,383	31,946
Commercial real estate - non-owner occupied	124,115	—	—	—	3,110	127,225
Residential real estate	17,885	10	—	—	1,587	19,482
Commercial and financial	11,201	4	—	—	4,033	15,238
Consumer	17,884	1,001	336	540	30	19,791
Total PCD Loans	$222,282	$1,038	$359	$540	$10,563	$234,782

Total Loans	$8,104,803	$6,929	$2,301	$1,848	$28,843	$8,144,724

	December 31, 2021
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$199,087	$—	$—	$—	$254	$199,341
Commercial real estate - owner occupied	982,804	—	—	—	713	983,517
Commercial real estate - non-owner occupied	1,276,582	—	—	—	1,598	1,278,180
Residential real estate	1,248,160	3,457	143	—	9,546	1,261,306
Commercial and financial	963,828	851	41	—	3,598	968,318
Consumer	168,791	565	23	15	113	169,507
Paycheck Protection Program	69,434	—	—	69	—	69,503
Total Portfolio Loans	$4,908,686	$4,873	$207	$84	$15,822	$4,929,672

Acquired Non-PCD Loans
Construction and land development	$31,438	$—	$—	$—	$—	$31,438
Commercial real estate - owner occupied	186,652	—	160	—	—	186,812
Commercial real estate - non-owner occupied	381,510	—	—	—	1,044	382,554
Residential real estate	154,981	182	—	—	1,794	156,957
Commercial and financial	84,180	—	40	—	175	84,395
Consumer	4,082	135	—	—	441	4,658
Paycheck Protection Program	21,567	—	—	37	—	21,604
Total Acquired Non-PCD Loans	$864,410	$317	$200	$37	$3,454	$868,418

PCD Loans
Construction and land development	$40	$—	$—	$—	$5	$45
Commercial real estate - owner occupied	24,192	—	—	—	3,253	27,445
Commercial real estate - non-owner occupied	72,442	—	—	—	3,263	75,705
Residential real estate	5,386	—	—	—	1,705	7,091
Commercial and financial	13,547	—	—	—	3,096	16,643
Consumer	10	—	—	—	—	10
Total PCD Loans	$115,617	$—	$—	$—	$11,322	$126,939

Total Loans	$5,888,713	$5,190	$407	$121	$30,598	$5,925,029

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $1.6 million, $1.2 million, and $0.9 million in interest income on nonaccrual loans during the years ended December 31, 2022, 2021, and 2020, respectively.
The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	December 31, 2022
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$615	$—	$615	$—
Commercial real estate - owner-occupied	957	1,641	2,597	41
Commercial real estate - non-owner occupied	3,347	837	4,184	230
Residential real estate	8,072	1,036	9,109	58
Commercial and financial	4,724	6,891	11,615	2,319
Consumer	40	683	723	257
Totals	$17,755	$11,088	$28,843	$2,905

	December 31, 2021
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$37	$222	$259	$92
Commercial real estate - owner-occupied	2,976	990	3,966	419
Commercial real estate - non-owner occupied	4,490	1,415	5,905	27
Residential real estate	12,358	687	13,045	357
Commercial and financial	2,676	4,193	6,869	2,384
Consumer	29	525	554	525
Totals	$22,566	$8,032	$30,598	$3,804
Collateral-Dependent Loans
Loans are considered collateral-dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral-dependent loans as of:

(In thousands)	December 31, 2022	December 31, 2021
Construction and land development	$59	$271
Commercial real estate - owner-occupied	2,733	4,706
Commercial real estate - non-owner occupied	1,698	4,923
Residential real estate	11,333	16,334
Commercial and financial	10,448	8,741
Consumer	426	741
Totals	$26,697	$35,716

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

The following tables present the risk rating of loans by year of origination as of:

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$223,204	$209,738	$18,239	$24,600	$12,783	$19,022	$50,960	$558,546
Special Mention	14,523	452	—	3,153	—	—	15	18,143
Substandard	—	9,227	—	—	959	—	—	10,186
Substandard Impaired	—	52	—	—	—	405	—	457
Doubtful	—	—	—	—	—	—	—	—
Total	$237,727	$219,469	$18,239	$27,753	$13,742	$19,427	$50,975	$587,332
Commercial real estate - owner occupied
Risk Ratings:
Pass	$215,453	$251,638	$180,081	$185,286	$121,568	$467,963	$32,253	$1,454,242
Special Mention	694	—	2,363	4,403	2,548	2,869	—	12,877
Substandard	—	—	667	2,625	573	4,444	—	8,309
Substandard Impaired	—	—	—	311	294	2,269	—	2,874
Doubtful	—	—	—	—	—	—	—	—
Total	$216,147	$251,638	$183,111	$192,625	$124,983	$477,545	$32,253	$1,478,302
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$593,364	$530,462	$231,693	$331,173	$228,077	$575,656	$35,326	$2,525,751
Special Mention	—	16,257	735	5,438	—	4,975	—	27,405
Substandard	—	192	19,315	—	5,515	7,412	—	32,434
Substandard Impaired	—	—	1,044	1,849	30	1,261	—	4,184
Doubtful	—	—	—	—	—	—	—	—
Total	$593,364	$546,911	$252,787	$338,460	$233,622	$589,304	$35,326	$2,589,774
Residential real estate
Risk Ratings:
Pass	$270,054	$552,950	$121,879	$77,100	$97,900	$292,867	$423,764	$1,836,514
Special Mention	—	—	50	—	25	269	884	1,228
Substandard	—	—	—	—	—	343	85	428
Substandard Impaired	—	—	133	32	83	9,515	1,570	11,333
Doubtful	—	—	—	—	—	—	—	—
Total	$270,054	$552,950	$122,062	$77,132	$98,008	$302,994	$426,303	$1,849,503
Commercial and financial
Risk Ratings:
Pass	$359,833	$320,307	$140,450	$77,562	$57,924	$58,648	$292,818	$1,307,542
Special Mention	1,244	423	106	474	195	259	2,998	5,699
Substandard	—	67	942	6,304	1,603	1,683	13,114	23,713
Substandard Impaired	5	58	5,109	147	3,642	2,545	176	11,682
Doubtful	—	—	—	—	—	—	—	—
Total	$361,082	$320,855	$146,607	$84,487	$63,364	$63,135	$309,106	$1,348,636

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Consumer
Risk Ratings:
Pass	$93,012	$77,889	$27,982	$28,772	$11,690	$16,480	$29,725	$285,550
Special Mention	—	—	—	250	2	134	30	416
Substandard	—	—	11	—	—	191	—	202
Substandard Impaired	—	—	18	55	36	103	207	419
Doubtful	—	—	—	—	—	—	—	—
Total	$93,012	$77,889	$28,011	$29,077	$11,728	$16,908	$29,962	$286,587
Paycheck Protection Program
Risk Ratings:
Pass	$—	$2,708	$1,882	$—	$—	$—	$—	$4,590
Total	$—	$2,708	$1,882	$—	$—	$—	$—	$4,590
Consolidated
Risk Ratings:
Pass	$1,754,920	$1,945,692	$722,206	$724,493	$529,942	$1,430,636	$864,846	$7,972,735
Special Mention	16,461	17,132	3,254	13,718	2,770	8,506	3,927	65,768
Substandard	—	9,486	20,935	8,929	8,650	14,073	13,199	75,272
Substandard Impaired	5	110	6,304	2,394	4,085	16,098	1,953	30,949
Doubtful	—	—	—	—	—	—	—	—
Total	$1,771,386	$1,972,420	$752,699	$749,534	$545,447	$1,469,313	$883,925	$8,144,724

	December 31, 2021
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$94,318	$23,860	$38,058	$25,507	$3,995	$15,466	$29,349	$230,553
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard Impaired	—	—	—	222	—	49	—	271
Doubtful	—	—	—	—	—	—	—	—
Total	$94,318	$23,860	$38,058	$25,729	$3,995	$15,515	$29,349	$230,824
Commercial real estate - owner occupied
Risk Ratings:
Pass	$205,404	$154,432	$179,786	$132,353	$125,763	$363,986	$10,005	$1,171,729
Special Mention	—	6,527	5,370	649	218	3,250	—	16,014
Substandard	—	—	—	—	3,290	1,610	—	4,900
Substandard Impaired	—	—	2,742	310	596	1,483	—	5,131
Doubtful	—	—	—	—	—	—	—	—
Total	$205,404	$160,959	$187,898	$133,312	$129,867	$370,329	$10,005	$1,197,774
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$395,308	$207,824	$298,021	$186,339	$110,990	$460,435	$6,477	$1,665,394
Special Mention	—	—	844	—	289	13,850	—	14,983

Substandard	—	4,776	3,009	23,206	1,900	17,266	—	50,157
Substandard Impaired	—	1,044	1,849	—	326	2,686	—	5,905
Doubtful	—	—	—	—	—	—	—	—
Total	$395,308	$213,644	$303,723	$209,545	$113,505	$494,237	$6,477	$1,736,439
Residential real estate
Risk Ratings:
Pass	$394,547	$114,364	$90,566	$119,836	$118,556	$213,950	$354,439	$1,406,258
Special Mention	—	—	—	70	—	1,243	532	1,845
Substandard	—	340	—	—	58	422	86	906
Substandard Impaired	—	149	724	39	4,415	8,507	2,511	16,345
Doubtful	—	—	—	—	—	—	—	—
Total	$394,547	$114,853	$91,290	$119,945	$123,029	$224,122	$357,568	$1,425,354
Commercial and financial
Risk Ratings:
Pass	$340,826	$180,677	$97,072	$68,232	$39,331	$56,053	$246,568	$1,028,759
Special Mention	530	15,587	—	237	251	84	876	17,565
Substandard	—	371	2,605	3,594	1,436	3,217	339	11,562
Substandard Impaired	—	196	4,561	3,694	1,371	1,520	128	11,470
Doubtful	—	—	—	—	—	—	—	—
Total	$341,356	$196,831	$104,238	$75,757	$42,389	$60,874	$247,911	$1,069,356
Consumer
Risk Ratings:
Pass	$45,063	$31,342	$26,194	$17,300	$9,979	$16,019	$25,418	$171,315
Special Mention	—	24	431	37	167	3	1,199	1,861
Substandard	—	—	18	—	17	—	223	258
Substandard Impaired	—	—	92	23	74	118	434	741
Doubtful	—	—	—	—	—	—	—	—
Total	$45,063	$31,366	$26,735	$17,360	$10,237	$16,140	$27,274	$174,175
Paycheck Protection Program
Risk Ratings:
Pass	$87,036	$4,071	$—	$—	$—	$—	$—	$91,107
Total	$87,036	$4,071	$—	$—	$—	$—	$—	$91,107
Consolidated
Risk Ratings:
Pass	$1,562,502	$716,570	$729,697	$549,567	$408,614	$1,125,909	$672,256	$5,765,115
Special Mention	530	22,138	6,645	993	925	18,430	2,607	52,268
Substandard	—	5,487	5,632	26,800	6,701	22,515	648	67,783
Substandard Impaired	—	5,460	9,968	4,288	6,782	14,363	3,073	43,934
Doubtful	—	—	—	—	—	—	—	—
Total	$1,563,032	$745,584	$751,942	$581,648	$423,022	$1,181,217	$678,584	$5,925,029

Troubled Debt Restructured Loans
The Company’s TDR concessions granted to certain borrowers may include interest rate reductions, an extension of the amortization period and/or converting the loan to interest only for a limited period of time. The Company typically does not provide forgiveness of principal as a concession. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements.
There were nine loans totaling $0.9 million modified in TDRs in 2022, 12 loans totaling $0.8 million in 2021, and 10 loans totaling $0.7 million in 2020. The TDRs resulted in a specific allowance for credit losses of $0.2 million as of December 31, 2022 and 2021. During the year ended December 31, 2022, there were three defaults totaling $41 thousand on loans that had been modified in TDRs within the preceding twelve months compared to three defaults totaling $0.2 million in 2021. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, is charged off or has been transferred to other real estate owned. For loans measured based on the present value of expected future cash flows, $37 thousand, $16 thousand and $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively, was included in interest income and represents the change in present value attributable to the passage of time.

Note 5 - Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	For the Year Ended
	December 31, 2022
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Loan Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,751	$518	$3,127	$—	$68	$—	$6,464
Commercial real estate - owner occupied	8,579	38	(2,566)	—	—	—	6,051
Commercial real estate - non-owner occupied	36,617	880	5,871	(179)	69	—	43,258
Residential real estate	12,811	229	16,284	(84)	393	(28)	29,605
Commercial and financial	19,744	1,699	(5,367)	(1,233)	807	(2)	15,648
Consumer	2,813	1,911	8,834	(1,415)	733	(7)	12,869
Total	$83,315	$5,275	$26,183	$(2,911)	$2,070	$(37)	$113,895

	For the Year Ended
	December 31, 2021
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$—	$(2,300)	$—	$133	$(2)	$2,751
Commercial real estate - owner occupied	9,868	—	(1,289)	—	—	—	8,579
Commercial real estate - non-owner occupied	38,266	1,327	(1,664)	(1,327)	15	—	36,617
Residential real estate	17,500	—	(5,822)	(57)	1,196	(6)	12,811
Commercial and financial	18,690	1,719	2,292	(3,987)	1,030	—	19,744
Consumer	3,489	—	(638)	(727)	697	(8)	2,813
Total	$92,733	$3,046	$(9,421)	$(6,098)	$3,071	$(16)	$83,315

	For the Year Ended
	December 31, 2020
(In thousands)	Beginning Balance	Impact of Adoption of ASC 326	Initial Allowance on PCD Loans Acquired During the Period	Provision for Loan Losses [1]	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$1,842	$1,479	$87	$1,399	$—	$114	$(1)	$4,920
Commercial real estate - owner occupied	5,361	80	1,161	3,632	(310)	18	(74)	9,868
Commercial real estate - non-owner occupied	7,863	9,341	2,236	18,966	(177)	37	—	38,266
Residential real estate	7,667	5,787	124	3,840	(240)	350	(28)	17,500
Commercial and financial	9,716	3,677	2,643	8,329	(7,091)	1,416	—	18,690
Consumer	2,705	862	28	1,613	(2,024)	316	(11)	3,489
Total	$35,154	$21,226	$6,279	$37,779	$(9,842)	$2,251	$(114)	$92,733
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
In the implementation of CECL at January 1, 2020 and through June 30, 2022, the Company utilized a top-down allowance model based on an analysis of the probability of default (“PD”) and loss given default (“LGD”) to determine an expected loss by loan segment. During the third quarter of 2022, the Company transitioned to a tool that calculates the quantitative portion of expected credit losses using a discounted cash flow methodology for its commercial loans and using a loss rate methodology for its consumer loans. The new tool being utilized produces more granular results of expected loan loss, allows for greater differentiation and a more efficient process. This change did not result in a material impact to the Company’s financial statements.
As of December 31, 2022 and 2021, the Company utilized a blend of Moody’s most recent “U.S. Macroeconomic Outlook Baseline” and “Alternative Scenario 3 - Downside - 90th Percentile” scenarios and considered the uncertainty associated with the assumptions in both scenarios, including for the 2022 analysis the continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, the ongoing Russia-Ukraine conflict and the magnitude of the resulting market disruption, the potential impact of persistent high inflation on economic growth, and expectations around a recession occurring over the next 12 to 24 months. Outcomes in any or all of these factors could differ from the scenarios identified above, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk not captured in the quantitative model.
The following section discusses changes in the level of the allowance for credit losses for the year ended December 31, 2022.
In the Construction and Land Development segment, the increase in the allowance during the year is primarily attributed to higher loan balances. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, the decrease in the allowance reflects the transition to a discounted cash flow approach which, while continuing to consider relevant macroeconomic forecast variables, also considers loan-specific available collateral. The decrease is partially offset by increases due to loan growth. Risk characteristics include but are not limited to, collateral type, note structure, and loan seasoning.
In the Commercial Real Estate - Non Owner-Occupied segment, the increase in the allowance reflects higher loan balances, partially offset by the impact of transitioning from a portfolio level estimate to a discounted cash flow approach, utilizing macroeconomic variables specific to the loan segment. Repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The increase in the allowance reflects both higher loan balances and deterioration in the economic forecast, including the transition to a loss rate tool for estimating credit losses, utilizing macroeconomic variables specific to the loan segment. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, loan to value ratios, and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The decrease in reserves is attributed to the transition from a portfolio level estimate to a discounted cash flow tool, utilizing macroeconomic variables specific to the loan segment. The decrease was partially offset by the impact of higher loan balances. Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses.
Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. The increase in the reserve during the year reflects higher loan balances and an increasing likelihood of economic recession reflected within the forecast.
Balances outstanding under the Paycheck Protection Program are guaranteed by the U.S. government and have not been assigned a reserve.
The allowance for credit losses is comprised of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at December 31, 2022 and 2021 is shown in the following tables.

	December 31, 2022
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$59	$—	$587,273	$6,464	$587,332	$6,464
Commercial real estate - owner occupied	3,346	41	1,474,956	6,010	1,478,302	6,051
Commercial real estate - non-owner occupied	4,183	230	2,585,591	43,028	2,589,774	43,258
Residential real estate	11,333	275	1,838,170	29,330	1,849,503	29,605
Commercial and financial	12,167	2,639	1,336,469	13,009	1,348,636	15,648
Consumer	426	362	286,161	12,507	286,587	12,869
Paycheck Protection Program	—	—	4,590	—	4,590	—
Total	$31,514	$3,547	$8,113,210	$110,348	$8,144,724	$113,895

	December 31, 2021
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$271	$92	$230,553	$2,659	$230,824	$2,751
Commercial real estate - owner occupied	5,131	419	1,192,643	8,160	1,197,774	8,579
Commercial real estate - non-owner occupied	5,905	27	1,730,534	36,590	1,736,439	36,617
Residential real estate	16,345	646	1,409,009	12,165	1,425,354	12,811
Commercial and financial	11,470	2,885	1,057,886	16,859	1,069,356	19,744
Consumer	741	685	173,434	2,128	174,175	2,813
Paycheck Protection Program	—	—	91,107	—	91,107	—
Total	$39,863	$4,754	$5,885,166	$78,561	$5,925,029	$83,315

Note 6 – Derivatives

Back-to-Back Swaps
The Company offers interest rate swaps when requested by customers to allow them to hedge the risk of rising interest rates on their variable rate loans. Upon entering into these swaps, the Company enters into offsetting positions with counterparties in order to minimize the interest rate risk. These back-to-back swaps qualify as freestanding financial derivatives with the fair values reported in Other Assets and Other Liabilities. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under the arrangements for financial statement presentation purposes. Gains and losses on these back-to-back swaps, which offset, are recorded through noninterest income. No net gains or losses have been recognized to date on these instruments. As of December 31, 2022, the interest rate swaps had an aggregate notional value of $312.8 million, with a fair value of $23.1 million recorded in Other Assets and Other Liabilities. As of December 31, 2021, the interest rate swaps had an aggregate notional value of $175.4 million with a fair value of $8.0 million. The weighted average maturity was 6.7 years at both December 31, 2022 and 2021.
Interest Rate Floors Designated as Cash Flow Hedges
The Company has entered into interest rate floor contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During 2020, the Company entered into two interest rate floor contracts, each with a notional amount of $150.0 million, maturing in October 2023 and November 2023. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. As of December 31, 2022 and 2021, the interest rate floors had a fair value of $2 thousand and $0.3 million, respectively, and are recorded in Other Assets in the consolidated balance sheet. For the years ended December 31, 2022 and 2021, the Company recognized losses through other comprehensive income of $0.3 million and $0.7 million, respectively, and reclassified $0.4 million and $0.2 million, respectively, out of accumulated other comprehensive income and into interest income. Over the next 12 months the Company expects to reclassify $0.5 million from accumulated other comprehensive income into interest income related to these agreements.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2022
Back-to-back swaps	$312,808	$23,140	Other Assets and Other Liabilities
Interest rate floors	300,000	2	Other Assets

December 31, 2021
Back-to-back swaps	$175,392	$8,022	Other Assets and Other Liabilities
Interest rate floors	300,000	290	Other Assets

Note 7 - Bank Premises and Equipment
Bank premises and equipment consisted of the following:

(In thousands)	Cost	Accumulated Depreciation & Amortization	Net Carrying Value
December 31, 2022
Premises (including land of $37,516)	$138,447	$(33,037)	$105,410
Furniture and equipment	40,354	(28,872)	11,482
Total	$178,801	$(61,909)	$116,892

December 31, 2021
Premises (including land of $23,359)	$95,810	$(30,913)	$64,897
Furniture and equipment	34,044	(26,537)	7,507
Total	$129,854	$(57,450)	$72,404

Note 8 - Goodwill and Acquired Intangible Assets
The following table presents changes in the carrying amount of goodwill:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Beginning of year	$252,154	$221,176	$205,286
Changes from business combinations	228,165	30,978	15,890
Total	$480,319	$252,154	$221,176
The Company performs an analysis for goodwill impairment annually in the fourth quarter or more frequently as considered necessary. The Company performed a qualitative goodwill assessment in the fourth quarter of 2022, and concluded that a quantitative goodwill impairment test was not necessary as it was not more likely-than-not that the fair value of the Company’s reporting unit was below the carrying amount. Based on the analyses performed, the Company concluded that goodwill was not impaired during the periods presented.

Acquired intangible assets primarily consist of core deposit intangibles (“CDI”), which are intangible assets arising from the purchase of deposits separately or from bank acquisitions. The change in balance for CDI is as follows:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Beginning of year	$12,998	$14,577	$18,305
Acquired CDI, including measurement period adjustments	67,388	3,454	2,129
Amortization expense	(9,101)	(5,033)	(5,857)
End of year	$71,285	$12,998	$14,577

(In months)
Remaining average amortization period for CDI	49	39	44
The gross carrying amount and accumulated amortization of the Company's CDI subject to amortization as of:

	December 31, 2022		December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$97,778	$(26,493)	$41,596	$(28,598)
The annual amortization expense for the Company's CDI for each of the five years subsequent to December 31, 2022 is $17.7 million, $13.4 million, $11.3 million, $9.4 million and $7.7 million, respectively.
Certain customer relationships were acquired through the acquisition of Drummond and its insurance agency subsidiary. The value assigned to these relationships, $2.6 million, is being amortized on a straight line basis over 10 years.
The carrying value of servicing rights retained from the sale of the guaranteed portion of Small Business Administration (“SBA”) loans totaled $1.7 million and $1.8 million at December 31, 2022 and December 31, 2021, respectively.
Note 9 - Borrowings
A significant portion of the Company's short-term borrowings were comprised of securities sold under agreements to repurchase with overnight maturities:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Maximum amount outstanding at any month end	$172,029	$124,101	$119,609
Weighted average interest rate at end of year	1.89%	0.12%	0.16%
Average amount outstanding	$121,318	$113,881	$84,514
Weighted average interest rate during the year	0.81%	0.12%	0.33%
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. Company securities pledged were as follows by collateral type and maturity as of:

	December 31,
(In thousands)	2022	2021	2020
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$184,967	$134,577	$137,268
At December 31, 2022, the Company had available secured lines of credit of $2.4 billion, of which $150.0 million was outstanding from the Federal Home Loan Bank ("FHLB") at December 31, 2022. During 2022, the average interest rate on FHLB borrowings was 3.22% and the weighted average interest rate on balances outstanding at December 31, 2022 was 3.42%.

The following table summarizes the Company's junior subordinated debentures and related trust preferred and common equity securities as of December 31, 2022:

(In thousands)
Description	Issuance Date	Acquisition Date[1]	Maturity Date	Junior Subordinated Debt	Trust Preferred Securities	Common Equity Securities	Contractual Interest Rate	Interest Rate at December 31, 2022
SBCF Capital Trust I	3/31/2005	n/a	3/31/2035	$20,619	$20,000	$619	3 month LIBOR +175bps	6.50%
SBCF Statutory Trust II	12/16/2005	n/a	12/16/2035	20,619	20,000	619	3 month LIBOR +133bps	6.10%
SBCF Statutory Trust III	6/29/2007	n/a	6/15/2037	12,372	12,000	372	3 month LIBOR +135bps	6.12%
The BANKshares, Inc. Statutory Trust I	12/19/2002	10/1/2014	12/26/2032	5,155	5,000	155	3 month LIBOR +325bps	7.97%
The BANKshares, Inc. Statutory Trust II	3/17/2004	10/1/2014	3/17/2034	4,124	4,000	124	3 month LIBOR +279bps	7.53%
The BANKshares, Inc. Capital Trust I	12/15/2005	10/1/2014	12/15/2035	5,155	5,000	155	3 month LIBOR +139bps	6.08%
Grand Bank Capital Trust I	10/29/2004	7/17/2015	10/29/2034	7,217	7,000	217	3 month LIBOR +198bps	6.71%
				$75,261	$73,000	$2,261
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
The Company has the right to defer payments of interest on the notes at any time or from time to time at the Company's election. Interest can be deferred for a period not longer than five years. If the Company elects to defer interest, it may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2022, 2021 and 2020, all interest payments on trust preferred securities were current.
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
On October 7, 2022, the Company obtained $12.3 million in subordinated debt through the acquisition of Apollo Bancshares, Inc. Contractual interest is paid on a semiannual basis on April 30 and October 30 of each year at a fixed 5.50% until April 30, 2025, at which point the rate converts to a floating rate of 3-month SOFR plus 533 basis points. The subordinated debt matures on October 30, 2030. As part of the acquisition, the Company recorded a fair value adjustment of $0.4 million, which is being amortized into interest expense over the remaining term.

Note 10 - Employee Benefits and Stock Compensation

The Company’s defined contribution plan covers substantially all employees after one year of service and includes a matching benefit for employees who can elect to defer a portion of their compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The Company's contributions to this plan charged to operations were $3.5 million in 2022, $3.1 million in 2021, and $2.8 million in 2020.
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
Awards are currently granted under the Seacoast 2021 Incentive Plan (“2021 Plan”), which shareholders approved on May 26, 2021 with 1,750,000 authorized shares for issuance, plus shares of underlying awards outstanding under the 2013 Incentive Plan (the “Prior Plan”) that thereafter terminate or expire unexercised or are cancelled, forfeited or lapse for any reason under the Prior Plan. The 2021 Plan was modified in August 2021 to authorize 356,497 shares for issuance related to options granted in the acquisition of Legacy Bank of Florida (“Legacy Bank”). The 2021 Plan was further modified in January 2022 to authorize 52,432 shares and 188,253 shares, respectively, for issuance related to options granted in the acquisitions of Business Bank of Florida, Corp. ("BBFC") and Sabal Palm Bancorp, Inc. ("Sabal Palm"). In October 2022, the 2021 Plan was further modified to authorize 274,373 shares for issuance related to options and warrants granted in the acquisition of Apollo Bancshares, Inc. ("Apollo"). The 2021 Plan expires on May 26, 2031. Upon adoption of the 2021 Plan, no further awards were granted under the Prior Plan, which remains in effect only so long as awards granted thereunder remain outstanding.
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
In 2022, as part of the acquisitions of BBFC, Sabal Palm and Apollo, 52,432, 188,253 and 274,373 options, respectively, were granted to replace outstanding options. These options had weighted average exercise prices of $26.63, $17.84 and $9.94, respectively, and were fully vested upon acquisition. Additionally, as part of the acquisition of Apollo, 37,240 warrants were granted to replace outstanding Apollo warrants. These warrants had a weighted average exercise price of $9.94 and were fully vested upon acquisition. The full value of the options and warrants issued through acquisitions in 2022, $10.4 million, was considered purchase consideration.
The impact of share-based compensation on the Company’s financial results is presented below:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Share-based compensation expense[1]	$11,155	$8,685	$7,304
Income tax benefit	(2,827)	(2,067)	(1,737)
[1] Excludes $10.4 million in 2022 and $4.7 million in 2021 associated with replacement awards granted in bank acquisitions.
The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2022 is presented below:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock awards	$11,834	1.80
Restricted stock units	3,977	1.98
Stock options	—	—
Total	$15,811	1.85
Restricted Stock Awards
RSAs are granted to various employees and vest over time, generally three years. Compensation cost of RSAs is based on the market value of the Company’s common stock at the date of grant and is recognized over the required service period on a straight-line basis. The Company’s accounting policy is to recognize forfeitures as they occur.
A summary of the status of the Company’s non-vested RSAs as of December 31, 2022, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2022	398,704	$26.68
Granted	422,745	33.08
Forfeited/Canceled	(34,387)	29.88
Vested	(253,787)	27.28
Non-vested at December 31, 2022	533,275	$31.26
Information regarding restricted stock awards during each of the following years is presented below:

	For the Year Ended December 31,
	2022	2021	2020
Shares granted	422,745	218,695	379,869
Weighted-average grant date fair value	$33.08	$35.08	$18.36
Fair value of awards vested[1]	$6,923	$4,731	$3,745
[1]Based on grant date fair value, in thousands.
Restricted Stock Units
RSUs allow the grantee to earn 0%-225% of the target award based on the Company's achievement of performance goals relating to average annual earnings per share growth and average annual return on average tangible equity relative to a group of peer companies, each measured over a three year period beginning with the year of grant.
A summary of the status of the Company’s non-vested RSUs as of December 31, 2022, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2022	285,221	$26.71
Granted	121,025	34.11
Forfeited/Canceled	(20,824)	26.29
Vested	(75,388)	30.57
Non-vested at December 31, 2022	310,034	$28.69

 Information regarding restricted stock units during each of the following years is presented below:

	For the Year Ended December 31,
	2022	2021	2020
Shares granted	121,025	103,073	171,287
Weighted-average grant date fair value	$34.11	$35.24	$17.29
Fair value of awards vested[1]	$2,305	$1,936	$2,962
[1]Based on grant date fair value, in thousands.
Stock Options
The fair value of options and warrants granted is estimated on the date of grant using the Black-Scholes options-pricing model. In 2022 and 2021, 552,298 and 356,497, respectively, of options to purchase shares of Seacoast stock were granted to optionholders of acquired entities in accordance with the terms of the merger agreements. The Company issued no stock options in 2020.

	For the Year Ended December 31,
	2022	2021	2020
Risk-free interest rates	2.21%	0.12%	n/a
Expected dividend yield	1.95%	1.65%	n/a
Expected volatility	32.09%	36.87%	n/a
Expected lives (years)	1.0	1.0	n/a
A summary of the Company’s stock options as of December 31, 2022, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2022	810,180	$22.02
Granted	553,803	14.28
Exercised	(522,126)	13.05
Forfeited	(4,235)	30.16
Outstanding at December 31, 2022	837,622	$21.72	3.25	$7,936
Exercisable at December 31, 2022	837,622	$21.72	3.25	$7,936
The following table presents information related to stock options during each of the following years:

	For the Year Ended December 31,
	2022	2021	2020
Options granted	553,803	356,497	n/a
Weighted-average grant date fair value	$14.28	$16.70	n/a
Intrinsic value of stock options exercised, in thousands	8,860	5,808	830
The following table presents information related to stock options as of December 31, 2022:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$5.88 to $14.82	323,241	1.40	323,241	$11.83
$15.80 to $28.69	332,939	4.19	332,939	26.19
$29.38 to $35.78	181,442	4.83	181,442	31.15
Total	837,622	3.25	837,622	$21.72

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

	2022	2021	2020
ESPP shares purchased	20,972	14,834	19,713
Weighted-average employee purchase price	$30.76	$32.43	$20.68

Note 11 - Lease Commitments
The Company is the lessee in various noncancellable operating leases for land, buildings, and equipment. Certain leases contain provisions for variable lease payments that are linked to the consumer price index. Lease cost consists of:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Operating lease cost	$8,111	$5,872	$5,738
Variable lease cost	1,599	996	1,325
Short-term lease cost	427	564	497
Sublease income	(704)	(601)	(684)
Total lease cost	$9,433	$6,831	$6,876

The following table provides supplemental information related to leases:

	As of and For the Year Ended December 31,
(In thousands, except for weighted average data)	2022	2021
Operating lease right-of-use assets	$47,500	$35,256
Operating lease liabilities	50,770	38,330
Cash paid during the year for amounts included in the measurement of operating lease liabilities	16,508	11,117
Right-of-use assets recorded during the year in exchange for new or renewed operating lease obligations	5,305	12,459
Right-of-use assets obtained during the year through bank acquisition	14,597	2,606
Weighted average remaining lease term for operating leases	8.0 years	8.3 years
Weighted average discount rate for operating leases	4.64%	4.25%
The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the lease liability. Maturities of lease liabilities as of December 31, 2022 are as follows:

(In thousands)
2023	$8,880
2024	8,646
2025	8,035
2026	7,045
2027	6,355
Thereafter	21,205
Total undiscounted cash flows	60,166
Less: Net present value adjustment	(9,396)
Total	$50,770

Note 12 - Income Taxes
The provision for income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Current
Federal	$2,770	$23,661	$21,688
State	(1,266)	3,882	4,471

Deferred
Federal	23,710	6,800	(2,697)
State	6,415	(8)	(644)
	$31,629	$34,335	$22,818
The difference between the total expected tax expense (computed by applying the U.S. Federal tax rate of 21% to pretax income) and the reported income tax provision relating to income before income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Tax rate applied to income before income taxes	$29,009	$33,335	$21,122
Increase (decrease) resulting from the effects of:
Tax law change	—	—	(375)
Nondeductible acquisition costs	924	419	199
Tax exempt interest on loans, obligations of states and political subdivisions and bank owned life insurance	(1,341)	(1,276)	(1,110)
State income taxes	(1,081)	(813)	(804)
Tax credit investments	(406)	(213)	(72)
Stock compensation	(992)	(1,239)	(111)
Executive compensation disallowance	402	253	—
Other	(36)	(5)	142
Federal tax provision	26,479	30,461	18,991
State tax provision	5,150	3,874	3,827
Total income tax provision	$31,629	$34,335	$22,818

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of:

	December 31,
(In thousands)	2022	2021
Allowance for credit losses	$31,097	$22,686
Other real estate owned	591	52
Accrued stock compensation	2,931	2,323
Federal tax loss carryforward	3,150	2,138
State tax loss carryforward	1,117	1,226
Lease liabilities	12,868	9,399
Net unrealized securities losses	59,392	2,287
Deferred compensation	2,766	3,276
Accrued interest and fee income	16,035	—
Other	1,755	477
Gross deferred tax assets	131,702	43,864
Less: Valuation allowance	—	—
Deferred tax assets net of valuation allowance	131,702	43,864

Core deposit base intangible	(18,767)	(3,134)
Accrued interest and fee income	—	(1,660)
Premises and equipment	(2,214)	(776)
Right of use assets	(12,039)	(8,645)
Other	(4,225)	(2,328)
Gross deferred tax liabilities	(37,245)	(16,543)
Net deferred tax assets	$94,457	$27,321
Included in the table above is the effect of temporary differences associated with the Company's investments in debt securities accounted for under ASC Topic 320, for which no deferred tax expense or benefit was recognized. These items are recorded as Accumulated Other Comprehensive Income in the shareholders' equity section of the consolidated balance sheet. In 2022, unrealized losses of $247.4 million resulted in a deferred tax asset of $59.4 million. In 2021, unrealized losses of $9.3 million resulted in a deferred tax asset of $2.3 million.
At December 31, 2022, the Company's net deferred tax assets (“DTAs”) of $94.5 million consisted of $76.8 million of net U.S. federal DTAs and $17.7 million of net state DTAs. At December 31, 2021, the Company's net DTAs of $27.3 million consisted of $20.8 million of U.S. federal DTAs and $6.5 million of net state DTAs.
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
A valuation allowance could be required in future periods based on the assessment of positive and negative evidence. Management's conclusion at December 31, 2022 that it is more likely than not that the net DTAs of $94.5 million will be realized is based upon estimates of future taxable income that are supported by internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recorded for some or all of the Company's DTAs. The establishment of a DTA valuation allowance could have a material adverse effect on the Company's financial condition and results of operations.
Management expects to realize the $94.5 million in net DTAs well in advance of the statutory carryforward period. At December 31, 2022, approximately $3.1 million of DTAs related to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, $1.1 million of the DTAs related to state net operating losses which will expire in annual installments beginning in 2029 through 2034. Remaining DTAs are not related to net operating losses or credits and therefore, have no expiration date.
The Company recognizes interest and penalties, as appropriate, as part of the provisioning for income taxes. No interest or penalties were accrued at December 31, 2022.
In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognized $1.1 million, $0.9 million and $0.1 million in 2022, 2021, and 2020, respectively, of discrete tax benefits related to share-based compensation.
In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, amortization of the Company's low-income housing credit investments of $2.5 million, $1.6 million and $0.9 million was reflected as income tax expense for the years ended December 31, 2022, 2021, and 2020, respectively. The amounts of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2022 were $2.0 million, $2.5 million, and $1.0 million, respectively. The amounts of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2021 were $1.2 million, $1.6 million and $0.7 million, respectively, and for the year ended December 31, 2020 were $0.8 million, $0.9 million and $0.2 million, respectively. The carrying value of the affordable housing credit investments was $27.3 million and $30.1 million at December 31, 2022 and 2021, respectively, of which $17.6 million and $23.2 million, respectively, was unfunded.
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

Jurisdiction	Tax Year
United States of America	2019
Florida	2019
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
At December 31, 2022 and 2021, the Company and Seacoast Bank, its wholly-owned banking subsidiary, were both considered “well capitalized” based on the applicable U.S. regulatory capital ratio requirements as reflected in the table below:

			Minimum to meet “Well Capitalized” Requirements			Minimum for Capital Adequacy Purpose[1]
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Seacoast Banking Corporation of Florida
(Consolidated)

At December 31, 2022:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$1,454,168	15.79%	n/a		n/a	$736,709	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	1,361,832	14.79	n/a		n/a	552,532	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	1,277,295	13.87	n/a		n/a	414,399	≥	4.50
Leverage Ratio (to adjusted average assets)	1,361,832	11.46	n/a		n/a	475,134	≥	4.00
At December 31, 2021:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$1,200,885	18.21%	n/a		n/a	$527,630	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	1,147,306	17.40	n/a		n/a	395,723	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	1,075,656	16.31	n/a		n/a	296,792	≥	4.50
Leverage Ratio (to adjusted average assets)	1,147,306	11.68	n/a		n/a	392,763	≥	4.00

Seacoast National Bank
(A Wholly Owned Bank Subsidiary)
At December 31, 2022:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$1,330,836	14.47%	$919,904	≥	10.00%	$735,923	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	1,238,500	13.46	735,923	≥	8.00	551,942	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	1,238,496	13.46	597,938	≥	6.50	413,957	≥	4.50
Leverage Ratio (to adjusted average assets)	1,238,500	10.44	620,398	≥	5.00	496,318	≥	4.00
At December 31, 2021:
Total Risk-Based Capital Ratio (to risk-weighted assets)	$1,099,439	16.68%	$658,819	≥	10.00%	$527,055	≥	8.00%
Tier 1 Capital Ratio (to risk-weighted assets)	1,045,860	15.86	527,055	≥	8.00	395,291	≥	6.00
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	1,045,856	15.86	428,232	≥	6.50	296,468	≥	4.50
Leverage Ratio (to adjusted average assets)	1,045,860	10.65	490,798	≥	5.00	392,638	≥	4.00
[1]Excludes the Basel III capital conservation buffer of 2.5%, which if not exceeded may constrain dividends, equity repurchases and compensation.
n/a - not applicable.
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

Note 14 - Seacoast Banking Corporation of Florida (Parent Company Only) Financial Information
Balance Sheets

	December 31,
(In thousands)	2022	2021
Assets
Cash	$58	$57
Securities purchased under agreement to resell with subsidiary bank, maturing within 30 days	111,698	98,398
Investment in subsidiaries	1,578,786	1,286,478
Other assets	2,335	1,140
	$1,692,877	$1,386,073

Liabilities and Shareholders' Equity
Subordinated debt	$84,533	$71,646
Other liabilities	673	3,795
Shareholders' equity	1,607,671	1,310,632
	$1,692,877	$1,386,073
Statements of Income

	Year Ended December 31,
(In thousands)	2022	2021	2020
Income
Interest/other	$897	$167	$270
Dividends from subsidiary Bank	48,424	47,684	20,230
Total income	49,321	47,851	20,500

Interest expense	3,090	1,683	2,236
Other expenses	1,023	765	838
Total expenses	4,113	2,448	3,074

Income before income taxes and equity in undistributed income of subsidiaries	45,208	45,403	17,426
Income tax benefit	(675)	(481)	(589)

Income before equity in undistributed income of subsidiaries	45,883	45,884	18,015
Equity in undistributed income of subsidiaries	60,624	78,519	59,749
Net income	$106,507	$124,403	$77,764

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income	$106,507	$124,403	$77,764
Equity in undistributed income of subsidiaries	(60,624)	(78,519)	(59,749)
Net (increase) decrease in other assets	(13,823)	(489)	1,772
Net increase in other liabilities	499	400	256
Net cash provided by operating activities	32,559	45,795	20,043

Cash flows from investing activities
Net cash from bank acquisitions	17,610	—	(1,462)
Net advances with subsidiary	(13,300)	(28,324)	(17,095)
Net cash provided by (used in) investment activities	4,310	(28,324)	(18,557)

Cash flows from financing activities
Dividends paid	(41,242)	(22,506)	—
Stock based employment benefit plans	4,374	5,022	(1,486)
Net cash used in financing activities	(36,868)	(17,484)	(1,486)

Net change in cash	1	(13)	—
Cash at beginning of year	57	70	70
Cash at end of year	$58	$57	$70

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,890	$1,441	$1,992

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

Unfunded commitments for the Company as of:

	December 31,
(In thousands)	2022	2021
Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,814,924	$1,980,338

Standby letters of credit and financial guarantees written:
Secured	19,744	12,091
Unsecured	3,191	1,189

Unfunded limited partner equity commitment	26,761	36,393
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
Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. These instruments have fixed termination dates and most end without being drawn; therefore, they do not represent a significant liquidity risk. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting these commitments for which collateral is deemed necessary. Collateral held for secured standby letters of credit at December 31, 2022 totaled $29.9 million.
Unfunded limited partner equity commitments at December 31, 2022 totaled $26.8 million that the Company has committed to small business investment companies under the SBIC Act to be used to provide capital to small businesses and entities that provide low income housing tax credits.

Note 16 - Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at December 31, 2022 and December 31, 2021 included:

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Measurements	Level 1	Level 2	Level 3
At December 31, 2022
Financial Assets
Available-for-sale debt securities[1]	$1,871,742	$186	$1,871,556	$—
Derivative financial instruments[2]	23,142	—	23,142	—
Loans held for sale[2]	3,151	—	3,151	—
Loans[3]	8,513	—	1,183	7,330
Other real estate owned[4]	2,301	—	2,301	—
Equity securities[5]	8,220	8,220	—	—
Financial Liabilities
Derivative financial instruments[2]	$23,142	$—	$23,142	$—

At December 31, 2021
Financial Assets
Available-for-sale debt securities[1]	$1,644,319	$197	$1,644,122	$—
Derivative financial instruments[2]	8,312	—	8,312	—
Loans held for sale[2]	31,791	—	31,791	—
Loans[3]	8,443	—	1,558	6,885
Other real estate owned[4]	13,618	—	—	13,618
Equity securities[5]	9,316	9,316	—	—
Financial Liabilities
Derivative financial instruments[2]	8,022	—	8,022	—
[1]See “Note 3 - Securities” for further detail of fair value of individual investment categories.
[2]Recurring fair value basis determined using observable market data.
[3]See “Note 4 - Loans”. Nonrecurring fair value adjustments to collateral-dependent loans reflect full or partial write-downs that are based on current appraised values of the collateral.
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
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on contractual terms of the loan in accordance with Company policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of December 31, 2022 and 2021.
The aggregate fair value and contractual balance of loans held for sale as of December 31, 2022 and 2021 is as follows:

	December 31,
(In thousands)	2022	2021
Aggregate fair value	$3,151	$31,791
Contractual balance	3,071	30,963
Excess	80	828
Loans: Loans carried at fair value consist of collateral-dependent real estate loans. Fair value is based on recent real estate appraisals less estimated costs of sale. For these loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At December 31, 2022, capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 6.7%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these loans is considered level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $10.2 million with a specific reserve of $2.9 million at December 31, 2022, compared to $13.1 million with a specific reserve of $4.7 million at December 31, 2021.
Other real estate owned: When appraisals are used to determine fair value and the appraisals are based on a market approach, the fair value of other real estate owned (“OREO”) is classified as level 2. When the fair value of OREO is based on appraisals which require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows, the fair value of OREO is classified as Level 3. During the year ended December 31, 2022, two of the three properties held in OREO at the beginning of the year were sold. Properties remaining in OREO at December 31, 2022 are valued based on appraisals using a market approach.
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's monthly and/or quarterly valuation process. There were no such transfers during the twelve months ended December 31, 2022 and 2021.

The carrying amount and fair value of the Company's other significant financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of December 31, 2022 and December 31, 2021 is as follows:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
At December 31, 2022
Financial Assets
Held-to-maturity debt securities[1]	$747,408	$—	$617,741	$—
Time deposits with other banks	3,236	—	2,989	—
Loans, net	8,022,316	—	—	7,845,375
Financial Liabilities
Deposits	9,981,595	—	—	9,976,125
Federal Home Loan Bank (FHLB) borrowings	150,000	—	—	149,450
Subordinated debt	84,533	—	82,226	—

At December 31, 2021
Financial Assets
Held-to-maturity debt securities[1]	$638,640	$—	$627,398	$—
Loans, net	5,833,271	—	—	5,907,447
Financial Liabilities
Deposits	8,067,589	—	—	8,067,995
Subordinated debt	71,646	—	69,348	—
[1]See “Note 3 - Securities” for further detail of recurring fair value basis of individual investment categories.
The short maturity of Seacoast’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest bearing deposits with other banks, short-term FHLB borrowings and securities sold under agreement to repurchase.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31, 2022 and December 31, 2021:
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

(In thousands, except per share data)	October 7, 2022
Number of Apollo common shares outstanding	3,766
Per share exchange ratio	1.0065
Number of shares of SBCF common stock issued	3,791
Number of Apollo Bank minority interest shares outstanding	609
Per share exchange ratio	1.1957
Number of shares of SBCF common stock issued	728
Total number of shares of SBCF common stock issued	4,519
Multiplied by common stock price per share at October 7, 2022	$30.83
Value of SBCF common stock issued	$139,307
Cash paid for fractional shares	5
Fair value of Apollo options and warrants converted	6,530
Total purchase price	$145,842

The acquisition of Apollo was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $90.2 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.
As part of the acquisition of Apollo, options and warrants were granted to replace outstanding Apollo awards. These awards were fully vested upon acquisition. The full value of the replacement awards, $6.5 million, was associated with pre-combination service and was therefore included in the calculation of the total purchase consideration.

(In thousands)	Measured October 7, 2022
Assets:
Cash and cash equivalents	$41,001
Investment securities	203,596
Loans	666,522
Bank premises and equipment	7,809
Core deposit intangibles	28,699
Goodwill	90,237
Other Assets	52,724
Total Assets	$1,090,588

Liabilities:
Deposits	$854,774
Other Liabilities	89,972
Total Liabilities	$944,746

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	October 7, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$74,126	$70,654
Commercial real estate - owner-occupied	131,093	121,600
Commercial real estate - non owner-occupied	374,673	340,561
Residential real estate	76,254	75,957
Commercial and financial	49,756	46,326
Consumer	11,307	11,055
PPP loans	369	369
Total acquired loans	$717,578	$666,522
The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	October 7, 2022
Book balance of loans at acquisition	$107,744
Allowance for credit losses at acquisition	(2,658)
Non-credit related discount	(14,191)
Total PCD loans acquired	$90,895
The acquisition of Apollo resulted in the addition of $7.8 million in allowance for credit losses, including the $2.7 million identified in the table above for PCD loans, and $5.1 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition.
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
As a result of this acquisition, the Company expects to expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results.The Company acquired 100% of the outstanding common stock of Drummond. Under the terms of the definitive agreement, common stock was converted into the right to receive 51.9561 shares of Seacoast common stock.

(In thousands, except per share data)	October 7, 2022
Number of Drummond common shares outstanding	99
Per share exchange ratio	51.9561
Number of shares of SBCF common stock issued	5,136
Multiplied by common stock price per share at October 7, 2022	$30.83
Total purchase price	$158,332

The acquisition of Drummond was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $103.5 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.

(In thousands)	Measured October 7, 2022
Assets:
Cash and cash equivalents	$31,805
Investment securities	327,852
Loans	544,694
Bank premises and equipment	29,370
Core deposit and other intangibles	32,983
Goodwill	103,476
Other Assets	49,812
Total Assets	$1,119,992

Liabilities:
Deposits	$881,281
Other Liabilities	80,379
Total Liabilities	$961,660

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	October 7, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$155,041	$140,401
Commercial real estate - owner-occupied	112,768	106,152
Commercial real estate - non owner-occupied	26,520	24,744
Residential real estate	85,767	78,663
Commercial and financial	88,026	82,067
Consumer	118,880	112,667
Total acquired loans	$587,002	$544,694
The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	October 7, 2022
Book balance of loans at acquisition	$58,878
Allowance for credit losses at acquisition	(2,566)
Non-credit related discount	(4,607)
Total PCD loans acquired	$51,705

The acquisition of Drummond resulted in the addition of $12.5 million in allowance for credit losses, including the $2.6 million identified in the table above for PCD loans, and $9.9 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition.
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

(In thousands, except per share data)	January 3, 2022
Number of BBFC common shares outstanding	1,112
Per share exchange ratio	0.7997
Number of shares of SBCF common stock issued	889
Multiplied by common stock price per share on January 3, 2022	$35.39
Value of SBCF common stock issued	$31,480
Fair value of BBFC options converted	497
Total purchase price	$31,977
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
As part of the BBFC acquisition, options were granted to replace outstanding BBFC options. These options were fully vested upon acquisition.The full value of the replacement options, $0.5 million, was associated with pre-combination service and was therefore included in the calculation of the total purchase consideration.

(In thousands)	Measured January 3, 2022
Assets:
Cash	$38,332
Investment securities	26,011
Loans	121,774
Bank premises and equipment	2,102
Core deposit intangibles	2,621
Goodwill	7,962
Total assets	$198,802
Liabilities:
Deposits	166,326
Other liabilities	499
Total liabilities	$166,825

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	January 3, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$8,677	$8,414
Commercial real estate - owner-occupied	45,403	44,564
Commercial real estate - non owner-occupied	53,065	52,034
Residential real estate	5,377	5,421
Commercial and financial	9,376	9,321
Consumer	59	61
PPP loans	1,959	1,959
Total acquired loans	$123,916	$121,774
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

(In thousands, except per share data)	January 3, 2022
Number of Sabal Palm common shares outstanding	7,536
Per share exchange ratio	0.2203
Number of shares of SBCF common stock issued	1,660
Multiplied by common stock price per share on January 3, 2022	$35.39
Value of SBCF common stock issued	$58,762
Fair value of Sabal Palm options converted	3,336
Total purchase price	$62,098
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
As part of the Sabal Palm acquisition, options were granted to replace outstanding Sabal Palm options. These options were fully vested upon acquisition. The full value of the replacement options, $3.3 million, was associated with pre-combination service and was therefore included in the calculation of the total purchase consideration.

(In thousands)	Measured January 3, 2022
Assets:
Cash	$170,609
Time deposits with other banks	6,473
Loans	246,152
Bank premises and equipment	1,745
Core deposit intangibles	5,587
Goodwill	26,489
Other assets	5,189
Total assets	$462,244
Liabilities:
Deposits	395,952
Other liabilities	4,194
Total liabilities	$400,146
The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	January 3, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$9,256	$9,009
Commercial real estate - owner-occupied	57,690	56,591
Commercial real estate - non owner-occupied	89,153	87,280
Residential real estate	71,469	72,227
Commercial and financial	17,797	17,501
Consumer	233	232
PPP loans	3,312	3,312
Total acquired loans	$248,910	$246,152
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

(In thousands, except per share data)	August 6, 2021
Number of Legacy Bank common shares outstanding	15,778
Per share exchange ratio	0.1703
Number of shares of SBCF common stock issued	2,687
Multiplied by common stock price per share on August 6, 2021	$32.19
Value of SBCF common stock issued	$86,487
Cash paid for fractional shares	7
Fair value of Legacy Bank options converted	4,736
Total purchase price	$91,230
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
As part of the Legacy Bank acquisition, options were granted to replace outstanding Legacy Bank options. These options were fully vested upon acquisition. In accordance with ASC Topic 805, Business Combinations, the value of the replacement awards associated with pre-combination service, $4.7 million, was considered purchase consideration, and the value of the replacement awards associated with post-combination service, $0.9 million, was recognized as compensation expense in 2021.

(In thousands)	Measured August 6, 2021
Assets:
Cash	$98,107
Investment securities	992
Loans	477,215
Bank premises and equipment	2,577
Core deposit intangibles	3,454
Goodwill	30,978
Other assets	15,532
Total assets	$628,855
Liabilities:
Deposits	494,921
Other liabilities	42,705
Total liabilities	$537,626

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	August 6, 2021
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$37,558	$36,651
Commercial real estate - owner-occupied	35,765	35,363
Commercial real estate - non owner-occupied	241,322	237,091
Residential real estate	71,118	70,541
Commercial and financial	61,274	58,324
Consumer	647	647
PPP loans	38,598	38,598
Total acquired loans	$486,282	$477,215
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
Acquisition Costs
Acquisition costs included in the Company's income statement for the years ended December 31, 2022, 2021 and 2020 were $27.9 million, $7.9 million and $9.1 million, respectively.
Pro-Forma Information (unaudited)
Pro-forma data as of 2022 and 2021 present information as if the acquisitions of Legacy Bank, BBFC, Sabal Palm, Apollo and Drummond occurred at the beginning of 2021. The pro-forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have occurred if the transactions had been effected on the assumed dates.

	Twelve Months Ended
	December 31,
(In thousands, except per share data)	2022	2021
Net interest income	$448,139	$406,482
Net income available to common shareholders	161,274	191,862
EPS - basic	2.53	2.68
EPS - diluted	2.51	2.67

2023 Acquisition
Acquisition of Professional Holding Corp.
On January 31, 2023, the Company completed its acquisition of Professional Holding Corp. (“Professional”). The transaction further expands the Company’s presence in the tri-county South Florida market, which includes Miami-Dade, Broward, and Palm Beach counties, Florida’s largest MSA and the 8th largest in the nation. Professional operated nine branches across South Florida with deposits of approximately $2.2 billion and loans of approximately $2.1 billion as of December 31, 2022.
The Company acquired 100% of the outstanding common stock of Professional. Under the terms of the merger agreement, Professional shareholders received 0.8909 shares of Seacoast common stock for each share of Professional common stock held immediately prior to the merger, and Professional option holders received options to purchase Seacoast common stock, with the number of shares underlying each such option and the applicable exercise price adjusted using the same 0.8909 exchange ratio.
The acquisition of Professional will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company’s calculation of the purchase price, including the value of Professional options converted, and the Company’s assessment of the fair value of assets acquired and liabilities assumed as of the acquisition date is incomplete at the time of this filing; therefore, certain disclosures have been omitted. The Company expects to recognize goodwill in this transaction, which is expected to be nondeductible for tax purposes.

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management believes that, as of December 31, 2022, the Company's internal control over financial reporting was effective.
On October 7, 2022, the Company acquired Drummond Banking Company (“Drummond”), and as of December 31, 2022, full integration of Drummond’s systems and processes into those of the Company was not complete. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2022, excludes the internal controls of Drummond. This exclusion is in accordance with the SEC Staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Drummond represents approximately 8% of the Company’s total consolidated assets at December 31, 2022,     and approximately 2% of total consolidated revenue for the year ended December 31, 2022.
The Company's independent registered public accounting firm, Crowe LLP, has issued an audit report on our internal control over financial reporting which is included herein.
(c)Change in Internal Control Over Financial Reporting
During the three months ended December 31, 2022, there were no changes in the internal control over financial reporting that occurred or that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Transactions and Business Relationships” in the 2023 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation

 Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation”, “Compensation Discussion & Analysis”, “Compensation and Governance Committee Report” and “2022 Director Compensation” in the 2023 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the Company's common stock that may be issued under all of its existing compensation plans as of December 31, 2022.
Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities represented in column (a))

Equity compensation plans approved by shareholders	837,622	$21.72	1,437,291
Equity compensation plans not approved by shareholders	—	—	—
Totals	837,622	$21.72	1,437,291
[1]Includes 66,469 shares available to be issued upon exercise of the remaining unexercised substitute options of the 552,298 options granted in connection with the acquisitions of Business Bank of Florida, Corp., Sabal Palm Bancorp, Inc.and Apollo Bancshares, Inc. No options were issued in connection with the acquisition of Drummond Banking Company.

Additional information regarding the ownership of the Company's common stock is set forth under the headings “Proposal 1 - Election of Directors” and “Director, Executive Officers and Certain Beneficial Stock Ownership” in the 2023 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between the Company and its officers, directors and significant shareholders is set forth under the heading “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning the Company's principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Audit and Non- Audit Fees” in the 2023 Proxy Statement, and is incorporated herein by reference.

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
Exhibit 2.3 Agreement and Plan of Merger dated November 12, 2021 by and among the Company, Seacoast Bank, Sabal Palm Bancorp, Inc. and Sabal Palm Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K filed November 18, 2021.
Exhibit 2.4 Agreement and Plan of Merger dated March 29, 2022 by and among the Company, Seacoast Bank, Apollo Bancshares, Inc. and Apollo Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed April 1, 2022.
Exhibit 2.5 Agreement and Plan of Merger dated May 4, 2022 by and among the Company, Seacoast Bank, Drummond Banking Company and Drummond Community Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed May 10, 2022.
Exhibit 2.6 Agreement and Plan of Merger dated August 7, 2022 by and among the Company, Seacoast Bank, Professional Holding Corp. and Professional Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed August 11, 2022.

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
Exhibit 21 Subsidiaries of Registrant
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1** Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 111 the Emergency Economic Stability Act, as amended
Exhibit 32.2** Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 111 the Emergency Economic Stability Act, as amended
Exhibit 101 The following materials from Seacoast Banking Corporation of Florida’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104 The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.

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
Date: February 28, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Charles M. Shaffer	February 28, 2023
Charles M. Shaffer, Chairman and Chief Executive Officer
(principal executive officer)

/s/ Tracey L. Dexter	February 28, 2023
Tracey L. Dexter, Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

/s/ Dennis J. Arczynski	February 28, 2023
Dennis J. Arczynski, Director

/s/ Jacqueline L. Bradley	February 28, 2023
Jacqueline L. Bradley, Director

/s/ H. Gilbert Culbreth, Jr.	February 28, 2023
H. Gilbert Culbreth, Jr, Director

/s/ Julie H. Daum	February 28, 2023
Julie H. Daum, Director

/s/ Christopher E. Fogal	February 28, 2023
Christopher E. Fogal, Director

/s/ Maryann Goebel	February 28, 2023
Maryann Goebel, Director

Date

/s/ Dennis S. Hudson, III	February 28, 2023
Dennis S. Hudson, III, Director

/s/ Robert J. Lipstein	February 28, 2023
Robert J. Lipstein, Director

/s/ Alvaro J. Monserrat	February 28, 2023
Alvaro J. Monserrat, Director

/s/ Thomas E. Rossin	February 28, 2023
Thomas E. Rossin, Director