Form 10-Q
period 2023-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2023-05-10
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR

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

Common Stock, $0.10 Par Value – 84,609,320 shares as of March 31, 2023

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Interest and fees on loans	$135,168	$67,118
Interest and dividends on securities	19,349	10,181
Interest on interest bearing deposits and other investments	3,474	933
Total Interest Income	157,991	78,232

Interest on deposits	16,033	767
Interest on time certificates	5,552	468
Interest on borrowed money	5,254	475
Total Interest Expense	26,839	1,710

Net Interest Income	131,152	76,522

Provision for credit losses	31,598	6,556

Net Interest Income after Provision for Credit Losses	99,554	69,966

Noninterest income:
Service charges on deposit accounts	4,242	2,801
Interchange income	4,694	4,128
Wealth management income	3,063	2,659
Mortgage banking fees	426	1,686
Insurance agency income	1,101	—
SBA gains	322	156
BOLI income	1,916	1,334
Other	6,574	3,061
	22,338	15,825
Securities gains (losses), net	107	(452)
Total Noninterest Income	22,445	15,373

Noninterest Expense:
Salaries and wages	47,616	28,219
Employee benefits	8,562	5,501
Outsourced data processing costs	14,553	6,156
Telephone / data lines	1,081	733
Occupancy	6,938	3,986
Furniture and equipment	2,267	1,426
Marketing	2,238	1,171
Legal and professional fees	7,479	4,789
FDIC assessments	1,443	789
Amortization of intangibles	6,727	1,446
Foreclosed property expense and net loss (gain) on sale	195	(164)

Provision for credit losses on unfunded commitments	1,239	142
Other	7,137	4,723
Total Noninterest Expense	107,475	58,917

Income Before Income Taxes	14,524	26,422
Provision for income taxes	2,697	5,834
Net Income	$11,827	$20,588

Share Data
Net income per share of common stock
Diluted	$0.15	$0.33
Basic	0.15	0.34
Average common shares outstanding
Diluted	80,717	61,704
Basic	80,151	61,127

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Net Income	$11,827	$20,588

Other comprehensive income (loss):

Unrealized gains (losses) on available-for-sale securities, net of tax expense of $5.9 million and net of tax benefit of $20.6 million for the three months ended March 31, 2023 and 2022, respectively	$18,516	$(66,012)
Amortization of unrealized (gains) losses on securities transferred to held-to-maturity, net of tax benefit of $3 thousand and net of tax expense of $7 thousand for the three months ended March 31, 2023 and 2022, respectively	(10)	36
Reclassification adjustment for gains included in net income, net of tax expense of $1 thousand for the three months ended March 31, 2023	(4)	—
Unrealized gains (losses) on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $33 thousand and net of tax benefit of $22 thousand for the three months ended March 31, 2023 and 2022, respectively	98	(64)
Total other comprehensive income (loss)	$18,600	$(66,040)

Comprehensive Income (Loss)	$30,427	$(45,452)

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2023	2022
Assets
Cash and due from banks	$180,607	$120,748
Interest bearing deposits with other banks	610,636	81,192
Total cash and cash equivalents	791,243	201,940

Time deposits with other banks	3,236	3,236

Debt securities:
Securities available-for-sale (at fair value)	2,015,967	1,871,742
Securities held-to-maturity (fair value $618.8 million at March 31, 2023 and $617.7 million at December 31, 2022)	737,911	747,408
Total debt securities	2,753,878	2,619,150

Loans held for sale (at fair value)	2,838	3,151

Loans	10,134,395	8,144,724
Less: Allowance for credit losses	(155,640)	(113,895)
Loans, net of allowance for credit losses	9,978,755	8,030,829

Bank premises and equipment, net	116,522	116,892
Other real estate owned	7,756	2,301
Goodwill	728,396	480,319
Other intangible assets, net	117,409	75,451
Bank owned life insurance	292,545	237,824
Net deferred tax assets	124,301	94,457
Other assets	338,529	280,212
Total Assets	$15,255,408	$12,145,762

Liabilities
Deposits	$12,309,701	$9,981,595
Securities sold under agreements to repurchase, maturing within 30 days	267,606	172,029
Federal Home Loan Bank ("FHLB") borrowings	385,000	150,000
Subordinated debt	105,804	84,533
Other liabilities	136,213	149,830
Total Liabilities	13,204,324	10,537,987

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 85,093,864 and outstanding 84,609,320 at March 31, 2023, and authorized 120,000,000, issued 72,099,136 and outstanding 71,617,852 shares at December 31, 2022	8,461	7,162
Additional paid-in-capital	1,803,898	1,377,802
Retained earnings	421,271	423,863
Less: Treasury stock	(13,113)	(13,019)
	2,220,517	1,795,808
Accumulated other comprehensive loss, net	(169,433)	(188,033)
Total Shareholders' Equity	2,051,084	1,607,775
Total Liabilities and Shareholders' Equity	15,255,408	12,145,762
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$11,827	$20,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,066	1,420
Amortization of premiums and discounts on securities, net	(44)	361
Amortization of operating lease right-of-use assets	1,863	990
Other amortization and accretion, net	(6,636)	(1,173)
Stock based compensation	2,642	1,419
Origination of loans designated for sale	(27,576)	(57,625)
Sale of loans designated for sale	28,749	71,210
Provision for credit losses	31,598	6,556
Deferred income taxes	(17,952)	866
Gains on sale of securities	(5)	—
Gains on sale of loans	(860)	(2,324)
Gains on sale and write-downs of other real estate owned	—	(255)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	1,154	31
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease in other assets	22,516	15,471
Net decrease in other liabilities	(36,297)	(3,001)
Net cash provided by operating activities	$13,045	$54,534

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	36,850	95,398
Maturities and repayments of debt securities held-to-maturity	11,829	26,430
Proceeds from sale of debt securities available-for-sale	30,490	26,011
Purchases of debt securities available-for-sale	(22,402)	(244,551)
Purchases of debt securities held-to-maturity	—	(134,941)
Maturities of time deposits with other banks	—	498
Net new loans and principal repayments	25,883	(44,256)
Purchases of loans held for investment	—	(111,292)
Proceeds from sale of other real estate owned	—	3,742
Additions to other real estate owned	—	(319)
Proceeds from sale of FHLB and Federal Reserve Bank Stock	28,848	—
Purchase of FHLB and Federal Reserve Bank Stock	(54,642)	(3,347)
Net cash from bank acquisitions	141,674	208,933
Additions to bank premises and equipment	(5,812)	(825)
Net cash provided by (used in) investing activities	$192,718	$(178,519)

 See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash Flows from Financing Activities
Net increase in deposits	$208,765	$613,899
Net increase (decrease) in repurchase agreements	95,577	(643)
Net decrease in FHLB borrowings with original maturities of three months or less	40,000	—
Proceeds from FHLB borrowings with original maturities of more than three months	50,000	—
Stock based employee benefit plans	3,617	3,509
Dividends paid	(14,419)	(7,994)
Net cash provided by financing activities	$383,540	$608,771
Net increase in cash and cash equivalents	589,303	484,786
Cash and cash equivalents at beginning of period	201,940	737,729
Cash and cash equivalents at end of period	$791,243	$1,222,515

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,457	$1,673
Cash paid during the period for taxes	6	—
Recognition of operating lease right-of-use assets, other than through bank acquisitions, net of terminations	1,610	3,370
Recognition of operating lease liabilities, other than through bank acquisitions, net of terminations	1,610	3,370

Supplemental disclosure of non-cash investing activities: [1]
Transfers from bank premises to other real estate owned	5,455	1,008
[1]See "Note 11 - Business Combinations" for common stock issued in business combinations.

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at December 31, 2022	71,618	$7,162	$1,377,802	$423,863	$(13,019)	$(188,033)	$1,607,775
Comprehensive income (loss)	—	—	—	11,827	—	18,600	30,427
Stock based compensation expense	—	—	2,642	—	—	—	2,642
Common stock transactions related to stock based employee benefit plans	71	8	(79)	—	(94)	—	(165)
Common stock issued for stock options	128	12	3,770	—	—	—	3,782
Issuance of common stock, pursuant to acquisition	12,792	1,279	409,459	—	—	—	410,738
Conversion of options, pursuant to acquisition	—	—	10,304	—	—	—	10,304
Dividends on common stock ($0.17 per share)	—	—	—	(14,419)	—	—	(14,419)
Three months ended March 31, 2023	12,991	1,299	426,096	(2,592)	(94)	18,600	443,309
Balance at March 31, 2023	84,609	$8,461	$1,803,898	$421,271	$(13,113)	$(169,433)	$2,051,084

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
(In thousands)	Shares	Amount					Total
Balance at December 31, 2021	58,504	$5,850	$963,851	$358,598	$(10,569)	$(6,994)	$1,310,736
Comprehensive income (loss)	—	—	—	20,588	—	(66,040)	(45,452)
Stock based compensation expense	—	—	1,419	—	—	—	1,419
Common stock transactions related to stock based employee benefit plans	7	1	(5)	—	110	—	106
Common stock issued for stock options	178	18	3,385	—	—	—	3,403
Issuance of common stock, pursuant to acquisitions	2,550	255	89,979	—	—	—	90,234
Conversion of options, pursuant to acquisitions	—	—	3,833	—	—	—	3,833
Dividends on common stock ($0.13 per share)	—	—	—	(7,994)	—	—	(7,994)
Three months ended March 31, 2022	2,735	274	98,611	12,594	110	(66,040)	45,549
Balance at March 31, 2022	61,239	$6,124	$1,062,462	$371,192	$(10,459)	$(73,034)	$1,356,285
 See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation
Basis of Presentation: The accompanying unaudited consolidated financial statements of Seacoast Banking Corporation of Florida and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.
Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates: The preparation of these consolidated financial statements requires management to make judgments in the application of certain accounting policies that involve significant estimates and assumptions. The Company has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Specific areas, among others, requiring the application of management’s estimates include determination of the allowance for credit losses, acquisition accounting and purchased loans, intangible assets and impairment testing, other fair value measurements and contingent liabilities.
Adoption of New Accounting Pronouncement
On January 1, 2023, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2022-02, “Troubled Debt Restructurings and Vintage Disclosures”. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, and introduces new disclosures related to modifications with borrowers that are experiencing financial difficulties. ASU 2022-02 also requires the disclosure of current-period gross write-offs by year of origination for financing receivables held at amortized cost. Upon adoption, the Company eliminated the separate allowance for credit loss estimation process for loans classified as TDRs. The adoption did not have a material impact to the consolidated financial statements. For additional information on the loans modified for borrowers in financial difficulty and for the disclosure of current-period gross write-offs by year of origination, see “Note 4 – Loans”.

Note 2 – Earnings per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

For the three months ended March 31, 2023, 161,251 options to purchase shares of the Company’s common stock were anti-dilutive. For the three months ended March 31, 2022, no options to purchase shares of the Company's common stock were anti-dilutive.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2023	2022
Basic earnings per share
Net income	$11,827	$20,588
Average common shares outstanding	80,151	61,127
Net income per share	$0.15	$0.34

Diluted earnings per share
Net income	$11,827	$20,588
Average common shares outstanding	80,151	61,127
Add: Dilutive effect of employee restricted stock and stock options	566	577
Average diluted shares outstanding	80,717	61,704
Net income per share	$0.15	$0.33
Net income has not been allocated to unvested restricted stock awards that are participating securities because the amounts that would be allocated are not material to net income per share of common stock. Unvested restricted stock awards that are participating securities represent less than one percent of all of the outstanding shares of common stock for each of the periods presented.

Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$43,448	$267	$(331)	$43,384
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,657,149	1,002	(203,663)	1,454,488
Private mortgage-backed securities and collateralized mortgage obligations	175,629	104	(12,359)	163,374
Collateralized loan obligations	312,086	—	(6,609)	305,477
Obligations of state and political subdivisions	22,016	38	(1,383)	20,671
Other debt securities	28,799	184	(410)	28,573
Totals	$2,239,127	$1,595	$(224,755)	$2,015,967

Held-to-Maturity Debt Securities
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$737,911	$—	$(119,135)	$618,776
Totals	$737,911	$—	$(119,135)	$618,776

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$13,813	$173	$(339)	$13,647
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,561,197	539	(223,083)	1,338,653
Private mortgage-backed securities and collateralized mortgage obligations	179,148	70	(12,831)	166,387
Collateralized loan obligations	313,155	—	(10,251)	302,904
Obligations of state and political subdivisions	29,350	122	(1,731)	27,741
Other debt securities	22,640	197	(427)	22,410
Totals	$2,119,303	$1,101	$(248,662)	$1,871,742

Held-to-Maturity Debt Securities
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$747,408	$64	$(129,731)	$617,741
Totals	$747,408	$64	$(129,731)	$617,741
During the three months ended March 31, 2023, debt securities with a fair value of $22.1 million obtained in the acquisition of Professional Holding Corp. (“Professional”) were sold. No gain or loss was recognized on the sale. There were $8.4 million in other sales of securities during the three months ended March 31, 2023, with gross gains of $24 thousand and gross losses of $19 thousand. Also included in “Securities gains (losses), net” is an increase of $0.1 million and a decrease of $0.5 million for the three months ended March 31, 2023 and 2022, respectively, in the value of an investment in shares of a mutual fund that invests in CRA-qualified debt securities.
At March 31, 2023, debt securities with a fair value of $2.0 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2023
	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$1,708	$1,684
Due after one year through five years	—	—	14,321	14,270
Due after five years through ten years	—	—	15,460	15,377
Due after ten years	—	—	33,975	32,724
	—	—	65,464	64,055

Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	737,911	618,776	1,657,149	1,454,488
Private mortgage-backed securities and collateralized mortgage obligations	—	—	175,629	163,374
Collateralized loan obligations	—	—	312,086	305,477
Other debt securities	—	—	28,799	28,573
Totals	$737,911	$618,776	$2,239,127	$2,015,967

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

	March 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$31,886	$(316)	$451	$(15)	$32,337	$(331)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	499,606	(23,670)	907,243	(179,993)	1,406,849	(203,663)
Private mortgage-backed securities and collateralized mortgage obligations	76,503	(3,870)	58,387	(8,489)	134,890	(12,359)
Collateralized loan obligations	58,915	(1,395)	246,562	(5,214)	305,477	(6,609)
Obligations of state and political subdivisions	10,417	(128)	5,551	(1,255)	15,968	(1,383)
Other debt securities	18,058	(410)	—	—	18,058	(410)
Totals	$695,385	$(29,789)	$1,218,194	$(194,966)	$1,913,579	$(224,755)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$3,788	$(328)	$249	$(11)	$4,037	$(339)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	646,651	(54,956)	667,520	(168,127)	1,314,171	(223,083)
Private mortgage-backed securities and collateralized mortgage obligations	130,488	(8,255)	25,234	(4,576)	155,722	(12,831)
Collateralized loan obligations	242,370	(8,343)	60,534	(1,908)	302,904	(10,251)
Obligations of state and political subdivisions	23,804	(1,656)	425	(75)	24,229	(1,731)
Other debt securities	11,459	(427)	—	—	11,459	(427)
Totals	$1,058,560	$(73,965)	$753,962	$(174,697)	$1,812,522	$(248,662)
At March 31, 2023, the Company had unrealized losses of $203.7 million on mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.4 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2023, no allowance for credit losses has been recorded.
At March 31, 2023, the Company had $12.4 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $134.9 million. The securities have weighted average credit support of 22%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2023, no allowance for credit losses has been recorded.

At March 31, 2023, the Company had $6.6 million of unrealized losses in floating rate collateralized loan obligations (“CLOs”) having a fair value of $305.5 million. CLOs are special purpose vehicles and those in which the Company has invested acquire nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of March 31, 2023, all positions held by the Company are in AAA and AA tranches, with weighted average credit support of 36% and 25%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2023, no allowance for credit losses has been recorded.
At March 31, 2023, the Company had $1.4 million of unrealized losses on municipal securities having a fair value of $16.0 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. As a result, as of March 31, 2023, no allowance for credit losses has been recorded.
At March 31, 2023, the Company had $0.3 million of unrealized losses on floating rate student loan asset-backed securities having a fair value of $10.8 million. These securities were issued under the U.S. Department of Education’s Federal Family Education Loan program, which generally provides a minimum of 97% U.S. Department of Education guarantee of principal. These securities also have added credit enhancement through over-collateralization and have average credit support of 9%. Based on the assessment of all relevant factors, the Company believes any unrealized loss positions are a function of changes in investment spreads and interest rate movement and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2023, no allowance for credit losses has been recorded.
All held-to-maturity (“HTM”) debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. As a result, as of March 31, 2023, no allowance for credit losses has been recorded. The Company has the intent and ability to hold these securities until maturity.
Included in Other Assets at March 31, 2023 is $78.9 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on available-for-sale (“AFS”) and HTM debt securities of $7.8 million and $1.3 million, respectively, at March 31, 2023, and $7.0 million and $1.3 million, respectively, at December 31, 2022, is included in Other Assets. Also included in Other Assets are investments in CRA-qualified mutual funds carried at fair value of $13.7 million and $8.2 million at March 31, 2023 and December 31, 2022, respectively.
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
•Commercial real estate - owner occupied: Loans are extended to commercial customers for the purpose of acquiring real estate to be occupied by the borrower's business. These loans are collateralized by the subject property and the repayment of these loans is largely dependent on the performance of the company occupying the property.

•Commercial real estate - non-owner occupied: Loans are extended to commercial customers for the purpose of acquiring commercial property where occupancy by the borrower is not their primary intent. These loans are viewed primarily as cash flow loans, collateralized by the subject property, and the repayment of these loans is largely dependent on rental income from the successful operation of the property.
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
The following tables present net loan balances by segment as of:

	March 31, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$358,960	$370,353	$28,522	$757,835
Commercial real estate - owner occupied	998,479	613,636	40,376	1,652,491
Commercial real estate - non-owner occupied	1,787,839	1,476,543	147,669	3,412,051
Residential real estate	1,589,025	739,396	25,973	2,354,394
Commercial and financial	1,143,961	447,593	58,931	1,650,485
Consumer	169,088	128,865	3,787	301,740
PPP Loans	1,101	4,298	—	5,399
Totals	$6,048,453	$3,780,684	$305,258	$10,134,395

	December 31, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$364,900	$201,333	$21,100	$587,332
Commercial real estate - owner occupied	995,154	451,202	31,946	1,478,302
Commercial real estate - non-owner occupied	1,695,411	767,138	127,225	2,589,774
Residential real estate	1,558,643	271,378	19,482	1,849,503
Commercial and financial	1,151,273	182,124	15,238	1,348,636
Consumer	177,338	89,458	19,791	286,587
PPP Loans	1,474	3,116	—	4,590
Totals	$5,944,193	$1,965,749	$234,782	$8,144,724
The amortized cost basis of loans at March 31, 2023 included net deferred costs of $35.7 million. At December 31, 2022, the amortized cost basis included net deferred costs of $35.1 million. At March 31, 2023, the remaining fair value adjustments on acquired loans were $216.0 million, or 5.0% of the outstanding acquired loan balances, compared to $97.7 million, or 4.3% of the acquired loan balances at December 31, 2022. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $34.4 million and $28.2 million at March 31, 2023 and December 31, 2022, respectively.

The following tables present the status of net loan balances as of March 31, 2023 and December 31, 2022.

	March 31, 2023
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$358,954	$—	$—	$—	$6	$358,960
Commercial real estate - owner occupied	997,282	142	—	—	1,055	998,479
Commercial real estate - non-owner occupied	1,772,837	—	421	—	14,581	1,787,839
Residential real estate	1,578,686	2,972	69	—	7,298	1,589,025
Commercial and financial	1,134,951	2,396	—	—	6,614	1,143,961
Consumer	168,106	743	50	—	189	169,088
PPP Loans	1,018	—	—	83	—	1,101
Total Portfolio Loans	$6,011,834	$6,253	$540	$83	$29,743	$6,048,453

Acquired Non-PCD Loans
Construction and land development	$370,305	$—	$48	$—	$—	$370,353
Commercial real estate - owner occupied	613,636	—	—	—	—	613,636
Commercial real estate - non-owner occupied	1,472,452	926	—	—	3,165	1,476,543
Residential real estate	736,548	1,296	188	—	1,364	739,396
Commercial and financial	446,684	218	—	—	691	447,593
Consumer	122,844	4,374	781	866	—	128,865
PPP Loans	4,277	—	21	—	—	4,298
Total Acquired Non-PCD Loans	$3,766,746	$6,814	$1,038	$866	$5,220	$3,780,684

PCD Loans
Construction and land development	$28,150	$370	$—	$—	$2	$28,522
Commercial real estate - owner occupied	36,324	—	279	—	3,773	40,376
Commercial real estate - non-owner occupied	142,111	—	47	—	5,511	147,669
Residential real estate	23,426	504	715	—	1,328	25,973
Commercial and financial	53,643	280	—	—	5,008	58,931
Consumer	3,373	122	90	—	202	3,787
Total PCD Loans	$287,027	$1,276	$1,131	$—	$15,824	$305,258

Total Loans	$10,065,607	$14,343	$2,709	$949	$50,787	$10,134,395

	December 31, 2022
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$364,841	$—	$—	$—	$59	$364,900
Commercial real estate - owner occupied	993,690	—	67	440	957	995,154
Commercial real estate - non-owner occupied	1,695,381	—	—	—	30	1,695,411
Residential real estate	1,550,040	1,172	147	—	7,284	1,558,643
Commercial and financial	1,142,536	1,032	476	—	7,229	1,151,273
Consumer	176,444	550	252	1	91	177,338
PPP Loans	1,099	33	—	342	—	1,474
Total Portfolio Loans	$5,924,031	$2,787	$942	$783	$15,650	$5,944,193

Acquired Non-PCD Loans
Construction and land development	$201,263	$—	$—	$—	$70	$201,333
Commercial real estate - owner occupied	450,109	796	297	—	—	451,202
Commercial real estate - non-owner occupied	765,633	162	—	—	1,343	767,138
Residential real estate	270,215	577	—	—	586	271,378
Commercial and financial	180,837	790	87	—	410	182,124
Consumer	87,317	779	616	525	221	89,458
PPP Loans	3,116	—	—	—	—	3,116
Total Acquired Non-PCD Loans	$1,958,490	$3,104	$1,000	$525	$2,630	$1,965,749

PCD Loans
Construction and land development	$20,680	$—	$—	$—	$420	$21,100
Commercial real estate - owner occupied	30,517	23	23	—	1,383	31,946
Commercial real estate - non-owner occupied	124,115	—	—	—	3,110	127,225
Residential real estate	17,885	10	—	—	1,587	19,482
Commercial and financial	11,201	4	—	—	4,033	15,238
Consumer	17,884	1,001	336	540	30	19,791
Total PCD Loans	$222,282	$1,038	$359	$540	$10,563	$234,782

Total Loans	$8,104,803	$6,929	$2,301	$1,848	$28,843	$8,144,724

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.1 million and $0.8 million in interest income on nonaccrual loans during each of the three months ended March 31, 2023 and 2022, respectively.

The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	March 31, 2023
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$6	$2	$8	$—
Commercial real estate - owner occupied	2,078	2,751	4,829	126
Commercial real estate - non-owner occupied	982	22,274	23,256	585
Residential real estate	2,966	7,023	9,989	135
Commercial and financial	4,220	8,093	12,313	2,677
Consumer	37	355	392	290
Totals	$10,289	$40,498	$50,787	$3,813

	December 31, 2022
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$615	$—	$615	$—
Commercial real estate - owner occupied	957	1,641	2,597	41
Commercial real estate - non-owner occupied	3,347	837	4,184	230
Residential real estate	8,072	1,036	9,109	58
Commercial and financial	4,724	6,891	11,615	2,319
Consumer	40	683	723	257
Totals	$17,755	$11,088	$28,843	$2,905
Collateral-Dependent Loans
Loans are considered collateral-dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral-dependent loans as of:

(In thousands)	March 31, 2023	December 31, 2022
Construction and land development	$6	$59
Commercial real estate - owner occupied	5,278	2,733
Commercial real estate - non-owner occupied	37,902	1,698
Residential real estate	21,678	11,333
Commercial and financial	7,480	10,448
Consumer	202	426
Totals	$72,546	$26,697
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
•Substandard Impaired: Loans typically placed on nonaccrual and considered to be collateral-dependent.
•Doubtful: Loans that have all the weaknesses inherent in those classified Substandard with the added characteristic that the weakness present makes collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The principal balance of loans classified as doubtful are likely to be charged off.
The following tables present the risk rating of loans by year of origination as of:

	March 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$20,907	$322,371	$241,044	$45,943	$33,641	$61,203	$5,435	$730,544
Special Mention	—	2,051	467	—	3,803	2	—	$6,323
Substandard	—	—	9,407	—	—	11,555	—	$20,962
Substandard Impaired	—	—	—	—	—	6	—	$6
Doubtful	—	—	—	—	—	—	—	—
Total	$20,907	$324,422	$250,918	$45,943	$37,444	$72,766	$5,435	$757,835
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied
Risk Ratings:
Pass	$24,300	$272,169	$312,366	$177,419	$195,904	$626,242	$70	$1,608,470
Special Mention	—	2	2,120	—	4,882	11,868	—	$18,872
Substandard	—	691	2,336	7,105	2,604	9,552	—	$22,288
Substandard Impaired	—	—	—	—	323	2,538	—	$2,861
Doubtful	—	—	—	—	—	—	—	—
Total	$24,300	$272,862	$316,822	$184,524	$203,713	$650,200	$70	$1,652,491
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$86,801	$861,624	$673,294	$331,702	$421,185	$952,125	$145	$3,326,876
Special Mention	—	—	1,727	11,228	7,839	16,534	—	$37,328
Substandard	—	—	191	4,672	6,008	13,937	—	$24,808
Substandard Impaired	—	—	—	15,526	1,849	5,664	—	$23,039
Doubtful	—	—	—	—	—	—	—	—
Total	$86,801	$861,624	$675,212	$363,128	$436,881	$988,260	$145	$3,412,051
Gross Charge Offs	$—	$—	$—	$109	$—	$—	$—	$109
Residential real estate
Risk Ratings:
Pass	$66,554	$561,374	$733,887	$231,100	$152,377	$564,550	$34,658	$2,344,500
Special Mention	—	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	—	$—

	March 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Substandard Impaired	—	75	566	155	612	8,418	68	$9,894
Doubtful	—	—	—	—	—	—	—	—
Total	$66,554	$561,449	$734,453	$231,255	$152,989	$572,968	$34,726	$2,354,394
Gross Charge Offs	$—	$—	$—	$—	$—	$159	$—	$159
Commercial and financial
Risk Ratings:
Pass	$58,767	$482,995	$462,755	$170,255	$104,402	$281,433	$13,797	$1,574,404
Special Mention	—	5,230	15,682	3,530	4,156	3,779	—	$32,377
Substandard	—	1,487	14,762	5,863	5,713	4,594	—	$32,419
Substandard Impaired	—	55	59	3,973	1,077	4,682	—	$9,846
Doubtful	—	—	—	65	—	1,374	—	1,439
Total	$58,767	$489,767	$493,258	$183,686	$115,348	$295,862	$13,797	$1,650,485
Gross Charge Offs	$—	$—	$56	$1,334	$204	$848	$200	$2,642
Consumer
Risk Ratings:
Pass	$9,269	$100,987	$91,072	$28,799	$34,956	$32,088	$3,442	$300,613
Special Mention	—		—	—	—	—	—	$—
Substandard	—	—	742	44	—	14	—	$800
Substandard Impaired	—	39	—	13	—	275	—	$327
Doubtful	—	—	—	—	—	—	—	—
Total	$9,269	$101,026	$91,814	$28,856	$34,956	$32,377	$3,442	$301,740
Gross Charge Offs	$—	$39	$395	$213	$18	$—	$30	$695
Paycheck Protection Program
Risk Ratings:
Pass	$—	$—	$2,661	$2,655	$—	$—	$—	$5,316
Substandard	—	—	14	69	—	—	—	$83
Substandard Impaired	—	—	—	—	—	—	—	—
Total	$—	$—	$2,675	$2,724	$—	$—	$—	$5,399
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Consolidated
Risk Ratings:
Pass	$266,598	$2,601,520	$2,517,079	$987,873	$942,465	$2,517,641	$57,547	$9,890,723
Special Mention	—	7,283	20,010	14,827	20,680	32,183	—	94,900
Substandard	—	2,178	27,438	17,684	14,325	39,652	—	101,360
Substandard Impaired	—	169	625	19,667	3,861	21,583	68	45,973
Doubtful	—	—	—	65	—	1,374	—	1,439
Total	$266,598	$2,611,150	$2,565,152	$1,040,116	$981,331	$2,612,433	$57,615	$10,134,395
Gross Charge Offs	$—	$39	$451	$1,656	$222	$1,007	$230	$3,605

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$223,204	$209,738	$18,239	$24,600	$12,783	$19,022	$50,960	$558,546
Special Mention	14,523	452	—	3,153	—	—	15	18,143
Substandard	—	9,227	—	—	959	—	—	10,186
Substandard Impaired	—	52	—	—	—	405	—	457
Doubtful	—	—	—	—	—	—	—	—
Total	$237,727	$219,469	$18,239	$27,753	$13,742	$19,427	$50,975	$587,332
Commercial real estate - owner occupied
Risk Ratings:

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Pass	$215,453	$251,638	$180,081	$185,286	$121,568	$467,963	$32,253	$1,454,242
Special Mention	694	—	2,363	4,403	2,548	2,869	—	12,877
Substandard	—	—	667	2,625	573	4,444	—	8,309
Substandard Impaired	—	—	—	311	294	2,269	—	2,874
Doubtful	—	—	—	—	—	—	—	—
Total	$216,147	$251,638	$183,111	$192,625	$124,983	$477,545	$32,253	$1,478,302
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$593,364	$530,462	$231,693	$331,173	$228,077	$575,656	$35,326	$2,525,751
Special Mention	—	16,257	735	5,438	—	4,975	—	27,405
Substandard	—	192	19,315	—	5,515	7,412	—	32,434
Substandard Impaired	—	—	1,044	1,849	30	1,261	—	4,184
Doubtful	—	—	—	—	—	—	—	—
Total	$593,364	$546,911	$252,787	$338,460	$233,622	$589,304	$35,326	$2,589,774
Residential real estate
Risk Ratings:
Pass	$270,054	$552,950	$121,879	$77,100	$97,900	$292,867	$423,764	$1,836,514
Special Mention	—	—	50	—	25	269	884	1,228
Substandard	—	—	—	—	—	343	85	428
Substandard Impaired	—	—	133	32	83	9,515	1,570	11,333
Doubtful	—	—	—	—	—	—	—	—
Total	$270,054	$552,950	$122,062	$77,132	$98,008	$302,994	$426,303	$1,849,503
Commercial and financial
Risk Ratings:
Pass	$359,833	$320,307	$140,450	$77,562	$57,924	$58,648	$292,818	$1,307,542
Special Mention	1,244	423	106	474	195	259	2,998	5,699
Substandard	—	67	942	6,304	1,603	1,683	13,114	23,713
Substandard Impaired	5	58	5,109	147	3,642	2,545	176	11,682
Doubtful	—	—	—	—	—	—	—	—
Total	$361,082	$320,855	$146,607	$84,487	$63,364	$63,135	$309,106	$1,348,636
Consumer
Risk Ratings:
Pass	$93,012	$77,889	$27,982	$28,772	$11,690	$16,480	$29,725	$285,550
Special Mention	—	—	—	250	2	134	30	416
Substandard	—	—	11	—	—	191	—	202
Substandard Impaired	—	—	18	55	36	103	207	419
Doubtful	—	—	—	—	—	—	—	—
Total	$93,012	$77,889	$28,011	$29,077	$11,728	$16,908	$29,962	$286,587
Paycheck Protection Program
Risk Ratings:
Pass	$—	$2,708	$1,882	$—	$—	$—	$—	$4,590
Substandard	$—	$—	$—	$—	$—	$—	$—	$—
Substandard Impaired	$—	$—	$—	$—	$—	$—	$—	$—
Total	$—	$2,708	$1,882	$—	$—	$—	$—	$4,590
Consolidated
Risk Ratings:
Pass	$1,754,920	$1,945,692	$720,324	$724,493	$529,942	$1,430,636	$864,846	$7,972,735
Special Mention	16,461	17,132	3,254	13,718	2,770	8,506	3,927	65,768
Substandard	—	9,486	20,935	8,929	8,650	14,073	13,199	75,272
Substandard Impaired	5	110	6,304	2,394	4,085	16,098	1,953	30,949
Doubtful	—	—	—	—	—	—	—	—

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total	$1,771,386	$1,972,420	$750,817	$749,534	$545,447	$1,469,313	$883,925	$8,144,724

Troubled Borrower Modifications

On January 1, 2023, the Company adopted ASU 2022-02 which includes disclosure requirements related to certain modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as troubled borrower modifications (“TBMs”). TBMs are typically in the form of an interest rate reduction, an extension of the amortization period and/or converting the loan to interest only for a limited period of time. In addition to the change in payment terms, the Company seeks to obtain additional collateral and/or guarantors to provide additional support for the loan. The Company does not typically provide forgiveness of principal as a modification.
During the three months ended March 31, 2023, there was one loan totaling $29 thousand that was a TBM, which is considered immaterial. To the extent there are additional modifications in subsequent periods, the Company will disclose additional information about the nature of the modifications, the financial effect of the modifications and payment defaults of TBMs in the 12 months prior to default, among any other relevant disclosures.

Note 5 – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended March 31, 2023
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,464	$5	$69	$—	$2	$6,540
Commercial real estate - owner occupied	6,051	139	101	—	1	6,292
Commercial real estate - non-owner occupied	43,258	647	9,715	(109)	64	53,575
Residential real estate	29,605	400	9,898	(159)	150	39,894
Commercial and financial	15,648	11,983	6,414	(2,642)	190	31,593
Consumer	12,869	161	5,401	(695)	10	17,746
Totals	$113,895	$13,335	$31,598	$(3,605)	$417	$155,640

	Three Months Ended March 31, 2022
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,751	$—	$(493)	$—	$10	$—	$2,268
Commercial real estate - owner occupied	8,579	—	715	—	—	—	9,294
Commercial real estate - non-owner occupied	36,617	31	7,274	—	—	—	43,922
Residential real estate	12,811	17	1,060	(1)	191	(3)	14,075
Commercial and financial	19,744	3	(1,628)	(569)	177	—	17,727
Consumer	2,813	—	(372)	(95)	208	(2)	2,552
Totals	$83,315	$51	$6,556	$(665)	$586	$(5)	$89,838

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
As of March 31, 2023 and December 31, 2022, the Company utilized a blend of Moody’s most recent “U.S. Macroeconomic Outlook Baseline” and “Alternative Scenario 3 - Downside - 90th Percentile” scenarios and considered the uncertainty associated with the assumptions in both scenarios, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, the ongoing Russia-Ukraine conflict and the magnitude of the resulting market disruption, the potential impact of persistent high inflation on economic growth and expectations around a recession occurring over the next 12 to 24 months. Outcomes in any or all of these factors could differ from the scenarios identified above, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk not captured in the quantitative model.
The following section discusses changes in the level of the allowance for credit losses for the three months ended March 31, 2023. The acquisition of Professional on January 31, 2023, added approximately $2.0 billion in loans, contributing to the increase in allowance in each segment.
In the Construction and Land Development segment, the increase in the allowance is attributed to higher loan balances. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, the increase in the allowance is attributed to higher loan balances. Risk characteristics include but are not limited to, collateral type, note structure and loan seasoning.
In the Commercial Real Estate - Non Owner-Occupied segment, the increase in the allowance is attributed to higher loan balances. Repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure and loan seasoning are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The increase in the allowance is due to higher loan balances and the increasing likelihood of economic recession reflected within the forecast. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, loan to value ratios and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The increase in reserves is attributed to the acquisition of Commercial and Financial loans from Professional, which includes a reserve for individually evaluated purchased credit deteriorated loans of $12.0 million. Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses.
Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. The increase in the allowance reflects the increasing likelihood of economic recession reflected within the forecast, in addition to an increase in loan balances.

The allowance for credit losses is composed of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at March 31, 2023 and December 31, 2022 are shown in the following tables:

	March 31, 2023
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$6	$—	$757,829	$6,540	$757,835	$6,540
Commercial real estate - owner occupied	4,843	126	1,647,648	6,166	1,652,491	6,292
Commercial real estate - non-owner occupied	23,072	386	3,388,979	53,189	3,412,051	53,575
Residential real estate	12,986	177	2,341,408	39,717	2,354,394	39,894
Commercial and financial	39,355	14,798	1,616,529	16,795	1,655,884	31,593
Consumer	1,254	1,189	300,486	16,557	301,740	17,746
Totals	$81,516	$16,676	$10,052,879	$138,964	$10,134,395	$155,640

	December 31, 2022
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$59	$—	$587,273	$6,464	$587,332	$6,464
Commercial real estate - owner occupied	3,346	41	1,474,956	6,010	1,478,302	6,051
Commercial real estate - non-owner occupied	4,183	230	2,585,591	43,028	2,589,774	43,258
Residential real estate	11,333	275	1,838,170	29,330	1,849,503	29,605
Commercial and financial	12,167	2,639	1,341,059	13,009	1,353,226	15,648
Consumer	426	362	286,161	12,507	286,587	12,869
Totals	$31,514	$3,547	$8,113,210	$110,348	$8,144,724	$113,895

Note 6 – Derivatives
Back-to-Back Swaps
The Company offers interest rate swaps when requested by customers to allow them to hedge the risk of rising interest rates on their variable rate loans. Upon entering into these swaps, the Company enters into offsetting positions with counterparties in order to minimize the interest rate risk. These back-to-back swaps qualify as freestanding financial derivatives with the fair values reported in Other Assets and Other Liabilities. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under the arrangements for financial statement presentation purposes. Gains and losses on these back-to-back swaps, which offset, are recorded through noninterest income. No net gains or losses have been recognized to date on these instruments. As of March 31, 2023, the interest rate swaps had an aggregate notional value of $430.4 million, with a fair value of $25.2 million recorded in Other Assets and Other Liabilities. As of December 31, 2022, the interest rate swaps had an aggregate notional value of $312.8 million, with a fair value of $23.1 million recorded in Other Assets and Other Liabilities. The weighted average maturity was 7.1 years at March 31, 2023 and 6.7 years at December 31, 2022.
Interest Rate Floors Designated as Cash Flow Hedges
The Company has entered into interest rate floor contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During 2020, the Company entered into two interest rate floor contracts, each with a notional amount of $150.0 million, maturing in October 2023 and November 2023. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. As of March 31, 2023 and December 31, 2022, the interest rate floors had a fair value of $6 thousand and $2 thousand, respectively, and are recorded in Other Assets in the consolidated balance sheet. For the three months ended March 31, 2023, the Company recognized nominal gains through other comprehensive income in the three months ended March 31, 2023 and losses of $0.2 million in the prior year quarter, and reclassified $0.1 million and $0.1 million, respectively, out of accumulated other comprehensive income and into interest income. During the next twelve months, the Company expects to reclassify $0.4 million from accumulated other comprehensive income into interest income related to these agreements.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
At March 31, 2023
Back-to-back swaps	$430,380	$25,241	Other Assets and Other Liabilities
Interest rate floors	300,000	6	Other Assets

At December 31, 2022
Back-to-back swaps	$312,808	$23,140	Other Assets and Other Liabilities
Interest rate floors	300,000	2	Other Assets

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	March 31, 2023	December 31, 2022
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$278,252	$184,967

Note 8 – Equity Capital
The Company is well-capitalized and at March 31, 2023, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well-capitalized banks under the regulatory framework for prompt corrective action.

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

Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2023 and December 31, 2022 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2023
Financial Assets
Available-for-sale debt securities[1]	$2,015,967	$188	$2,015,779	$—
Derivative financial instruments[2]	25,247	—	25,247	—
Loans held for sale[2]	2,838	—	2,838	—
Loans[3]	55,245	—	10,277	44,968
Other real estate owned[4]	7,756	—	7,756	—
Equity securities[5]	13,683	13,683	—	—
Financial Liabilities
Derivative financial instruments[2]	$25,241	$—	$25,241	$—

At December 31, 2022
Financial Assets
Available-for-sale debt securities[1]	$1,871,742	$186	$1,871,556	$—
Derivative financial instruments[2]	23,142	—	23,142	—
Loans held for sale[2]	3,151	—	3,151	—
Loans[3]	8,513	—	1,183	7,330
Other real estate owned[4]	2,301	—	2,301	—
Equity securities[5]	8,220	8,220	—	—
Financial Liabilities
Derivative financial instruments[2]	$23,142	$—	$23,142	$—
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
[5]Investment in shares of mutual funds that invest primarily in CRA-qualified debt securities, reported at fair value in Other Assets. Recurring fair value basis is determined using market quotations.
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
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on nonaccrual as of March 31, 2023 and December 31, 2022.
The aggregate fair value and contractual balance of loans held for sale as of March 31, 2023 and December 31, 2022 is as follows:

(In thousands)	March 31, 2023	December 31, 2022
Aggregate fair value	$2,838	$3,151
Contractual balance	2,765	3,071
Excess	73	80
Loans: Loans carried at fair value consist of collateral-dependent real estate loans. Fair value is based on recent real estate appraisals less estimated costs of sale. For these loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At March 31, 2023, capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 6.7%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. If such adjustments are made, the fair value of these loans is considered Level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $71.9 million with a specific reserve of $16.7 million at March 31, 2023, compared to $10.2 million with a specific reserve of $2.9 million at December 31, 2022.
For loans classified as Level 3, changes included loan additions of $39.1 million offset by $1.6 million in paydowns and charge-offs for the three months ended March 31, 2023.
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the three months ended March 31, 2023, there were no such transfers.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of March 31, 2023 and December 31, 2022 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Financial Assets
Debt securities held-to-maturity[1]	$737,911	$—	$618,776	$—
Time deposits with other banks	3,236	—	3,000	—
Loans, net	9,923,510	—	—	9,764,669
Financial Liabilities
Deposit liabilities	12,309,701	—	—	12,297,399
Federal Home Loan Bank (“FHLB”) borrowings	385,000	—	—	382,523
Subordinated debt, net	105,804	—	97,985	—

December 31, 2022

Debt securities held-to-maturity[1]	$747,408	$—	$617,741	$—
Time deposits with other banks	3,236	—	2,989	—
Loans, net	8,022,316	—	—	7,845,375
Financial Liabilities
Deposit liabilities	9,981,595	—	—	9,976,125
Federal Home Loan Bank (“FHLB”) borrowings	150,000	—	—	149,450
Subordinated debt	84,533	—	82,226	—
[1]See “Note 3 – Securities” for further detail of recurring fair value basis of individual investment categories.
The short maturity of Seacoast’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest bearing deposits with other banks, short-term FHLB borrowings and securities sold under agreements to repurchase.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2023 and December 31, 2022:
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

Note 11 – Business Combinations
Acquisition of Professional Holding Corp.
On January 31, 2023, the Company completed its acquisition of Professional Holding Corp. (“Professional”). Simultaneously, upon completion of the merger of Professional and the Company, Professional Bank was merged with and into Seacoast Bank. Prior to the acquisition, Professional Bank operated nine branches across South Florida. The transaction further expands the Company’s presence in the tri-county South Florida market, which includes Miami-Dade, Broward, and Palm Beach counties, Florida’s largest MSA and the 8th largest in the nation. The Company acquired 100% of the outstanding common stock of Professional. Under the terms of the merger agreement, Professional shareholders received 0.8909 shares of Seacoast common stock for each share of Professional common stock held immediately prior to the merger, and Professional option holders received options to purchase Seacoast common stock, with the number of shares underlying each such option and the applicable exercise price adjusted using the same 0.8909 exchange ratio.

(In thousands, except per share data)	January 31, 2023
Number of Professional common shares outstanding	14,358
Per share exchange ratio	0.8909
Number of shares of SBCF common stock issued	12,792
Multiplied by common stock price per share at January 31, 2023	$32.11
Value of SBCF common stock issued	$410,738
Cash paid for fractional shares	5
Fair value of Professional options converted	10,304
Total purchase price	$421,047

The acquisition of Professional was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $248.1 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.
As part of the acquisition of Professional, options were granted to replace outstanding Professional options. These options were fully vested upon acquisition. The full value of the replacement options, $10.3 million, was associated with pre-combination service and was therefore included in the calculation of the total purchase consideration.

Measured
(In thousands)	January 31, 2023
Assets:
Cash and cash equivalents	$141,680
Investment securities	167,059
Loans	1,991,713
Bank premises and equipment	2,478
Core deposit intangibles	48,885
Goodwill	248,091
BOLI	55,071
Other Assets	74,232
Total Assets	$2,729,209

Liabilities:
Deposits	$2,119,341
Subordinated debt	21,141
Other Liabilities	167,680
Total Liabilities	$2,308,162
The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	January 31, 2023
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$156,048	$151,012
Commercial real estate - owner occupied	293,473	274,068
Commercial real estate - non-owner occupied	752,393	692,746
Residential real estate	509,305	483,611
Commercial and financial	392,396	356,172
Consumer	33,656	32,153
PPP Loans	1,951	1,951
Total acquired loans	$2,139,222	$1,991,713
The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	January 31, 2023
Book balance of loans at acquisition	$155,031
Allowance for credit losses at acquisition	(13,335)
Non-credit related discount	(12,361)
Total PCD loans acquired	$129,335
The acquisition of Professional resulted in the addition of $39.9 million in allowance for credit losses, including the $13.3 million identified in the table above for PCD loans, and $26.6 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition.

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
As a result of this acquisition, the Company expects to expand its customer base and leverage operating costs through economies of scale, and positively affect the Company’s operating results.
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

Measured
(In thousands)	October 7, 2022
Assets:
Cash and cash equivalents	$41,001
Investment securities	203,596
Loans	666,522
Bank premises and equipment	7,809
Core deposit intangibles	28,699
Goodwill	90,237
Other Assets	52,724
Total Assets	$1,090,588

Liabilities:
Deposits	$854,774
Other Liabilities	89,972
Total Liabilities	$944,746

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	October 7, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$74,126	$70,654
Commercial real estate - owner occupied	131,093	121,600
Commercial real estate - non-owner occupied	374,673	340,561
Residential real estate	76,254	75,957
Commercial and financial	50,125	46,695
Consumer	11,307	11,055
Total acquired loans	$717,578	$666,522

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

Measured
(In thousands)	October 7, 2022
Assets:
Cash and cash equivalents	$31,805
Investment securities	327,852
Loans	544,694
Bank premises and equipment	29,370
Core deposit and other intangibles	32,983
Goodwill	103,476
Other Assets	49,812
Total Assets	$1,119,992

Liabilities:
Deposits	$881,281
Other Liabilities	80,379
Total Liabilities	$961,660

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	October 7, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$155,041	$140,401
Commercial real estate - owner occupied	112,768	106,152
Commercial real estate - non-owner occupied	26,520	24,744
Residential real estate	85,767	78,663
Commercial and financial	88,026	82,067
Consumer	118,880	112,667
Total acquired loans	$587,002	$544,694

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

As part of the BBFC acquisition, options were granted to replace outstanding BBFC options. These options were fully vested upon acquisition. The full value of the replacement options, $0.5 million, was associated with pre-combination service and was therefore included in the calculation of the total purchase consideration.

(In thousands)	Measured January 3, 2022
Assets:
Cash	$38,332
Investment securities	26,011
Loans	121,774
Bank premises and equipment	2,102
Core deposit intangibles	2,621
Goodwill	7,962
Total assets	$198,802
Liabilities:
Deposits	166,326
Other liabilities	499
Total liabilities	$166,825
The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	January 3, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$8,677	$8,414
Commercial real estate - owner occupied	45,403	44,564
Commercial real estate - non-owner occupied	53,065	52,034
Residential real estate	5,377	5,421
Commercial and financial	11,335	11,280
Consumer	59	61
Total acquired loans	$123,916	$121,774
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

(In thousands)	Measured January 3, 2022
Assets:
Cash	$170,609
Time deposits with other banks	6,473
Loans	246,152
Bank premises and equipment	1,745
Core deposit intangibles	5,587
Goodwill	26,489
Other assets	5,189
Total assets	$462,244
Liabilities:
Deposits	395,952
Other liabilities	4,194
Total liabilities	$400,146

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	January 3, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$9,256	$9,009
Commercial real estate - owner occupied	57,690	56,591
Commercial real estate - non-owner occupied	89,153	87,280
Residential real estate	71,469	72,227
Commercial and financial	21,109	20,813
Consumer	233	232
Total acquired loans	$248,910	$246,152
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
Acquisition Costs
Acquisition costs included in the Company's income statement for the three months ended March 31, 2023, and 2022 were $17.5 million and $6.7 million, respectively.
Pro-Forma Information
Pro-forma data as of March 31, 2023 and 2022 present information as if the acquisition of Professional occurred at the beginning of 2022. The pro-forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have occurred if the transactions had been effected on the assumed dates.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2023	2022
Net interest income	$141,920	$105,597
Net income available to common shareholders	36,090	12,809
EPS - basic	0.43	0.17
EPS - diluted	0.42	0.17

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
The emphasis of this discussion will be on the three months ended March 31, 2023 compared to the three months ended March 31, 2022 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2023 compared to December 31, 2022.
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
All statements other than statements of historical fact could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•The impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within Seacoast’s primary market areas, including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing;
•Potential impacts of the recent adverse developments in the banking industry highlighted by high-profile bank failures, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto;
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

•Changes in retail distribution strategies, customer preferences and behavior generally and as a result of economic factors, including heightened inflation;
•Changes in the availability and cost of credit and capital in the financial markets;
•Changes in the prices, values and sales volumes of residential and commercial real estate;
•The Company’s concentration in commercial real estate loans and in real estate collateral in Florida;
•Seacoast's ability to comply with any regulatory requirements;
•The effects of problems encountered by other financial institutions that adversely affect Seacoast or the banking industry, including bank failures;
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
•The failure of assumptions underlying the estimate of reserves for expected credit losses;
•Risks related to environmental, social and governance ("ESG") matters, the scope and pace of which could alter Seacoast's reputation and shareholder, associate, customer and third-party affiliations;
•The risks relating to bank acquisitions including the the merger with Professional Holding Corp. including, without limitation: the diversion of management's time on issues related to the merger; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the mergers being lower than expected; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets; and
•Other factors and risks described under “Risk Factors” herein and in any of the Company's subsequent reports filed with the SEC and available on its website at www.sec.gov.
All written or oral forward-looking statements that are made or are attributable to Seacoast are expressly qualified in their entirety by this cautionary notice. The Company assumes no obligation to update, revise or correct any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.

Business Developments
Acquisition of Professional Holding Corp.
On January 31, 2023, the Company completed the previously announced acquisition of Professional Holding Corp. (“Professional”), parent company of Professional Bank, adding deposits of approximately $2.1 billion and loans of approximately $2.0 billion. Full integration and system conversion activities are expected to be completed late in the second quarter of 2023.

Results of Operations
For the first quarter of 2023, the Company reported net income of $11.8 million, a decrease of $12.1 million, or 51%, from the fourth quarter of 2022 and a decrease of $8.8 million, or 43%, compared to the first quarter of 2022. The first quarter of 2023 included $31.6 million in provision for credit losses, including $26.6 million recorded for loans acquired in the Professional acquisition. The provision for credit losses in the fourth quarter of 2022 was $14.1 million, including $15.0 million recorded for the Apollo and Drummond acquisitions. The prior year quarter provision of $6.6 million included a $5.1 million increase associated with the acquisitions of BBFC and Sabal Palm during the quarter. Adjusted net income1 for the first quarter of 2023 totaled $29.2 million, a decrease of $10.7 million, or 27%, compared to the fourth quarter of 2022 and an increase of $2.2 million, or 8%, compared to the first quarter of 2022. Diluted earnings per common share (“EPS”) was $0.15 and adjusted diluted EPS1 was $0.36 in the first quarter of 2023, compared to diluted EPS of $0.34 and adjusted diluted EPS1 of $0.56 in the fourth quarter of 2022 and compared to diluted EPS of $0.33 and adjusted diluted EPS1 of $0.44 in the first quarter of 2022.
Pre-tax pre-provision earnings1 were $46.3 million in the first quarter of 2023, an increase of 1% compared to the fourth quarter of 2022 and an increase of 40% compared to the first quarter of 2022. Adjusted pre-tax pre-provision earnings1 were $71.1 million in the first quarter of 2023, an increase of 7% compared to the fourth quarter of 2022 and an increase of 70% compared to the first quarter of 2022.
1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

	First	Fourth	First
	Quarter	Quarter	Quarter
	2023	2022	2022
Return on average tangible assets	0.52%	0.94%	0.85%
Return on average tangible shareholders' equity	5.96	10.36	8.02
Efficiency ratio	65.43	63.39	62.33

Adjusted return on average tangible assets[1]	0.90%	1.36%	1.06%
Adjusted return on average tangible shareholders' equity[1]	10.34	15.05	10.01
Adjusted efficiency ratio[1]	53.10	51.52	54.86
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Net Interest Income and Margin
Net interest income for the first quarter of 2023 totaled $131.2 million, an increase of $11.4 million, or 10%, compared to the fourth quarter of 2022, and an increase of $54.6 million, or 71%, compared to the first quarter of 2022. The increases reflect higher balances and higher yields on securities and loans, partially offset by the higher cost of deposits. Net interest margin (on a fully tax equivalent basis)1 was 4.31% in the first quarter of 2023, compared to 4.36% in the fourth quarter of 2022, and 3.25% in the first quarter of 2022. The decrease during the first quarter of 2023 compared to prior quarter was driven by the continued effect of an inverted yield curve, and additional excess liquidity added to the balance sheet late in the quarter. Compared to the fourth quarter of 2022, securities yields increased by eight basis points to 2.85% and loan yields increased by 57 basis points to 5.86% during the first quarter of 2023. The effect on net interest margin of accretion of purchase discounts on acquired loans were increases of 53 basis points in the first quarter of 2023, 35 basis points in the fourth quarter of 2022, and 15 basis points in the first quarter of 2022.
The cost of deposits was 77 basis points in the first quarter of 2023, compared to 21 basis points in the fourth quarter of 2022, and 6 basis points in the first quarter of 2022. The higher cost of deposits in the first quarter of 2023 reflects the impact of the Professional acquisition and an increasingly competitive market for deposits.
The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
First quarter 2023	$131,351	4.31%	5.19%	1.43%
Fourth quarter 2022	119,858	4.36%	4.63%	0.48%
First quarter 2022	76,639	3.25%	3.33%	0.12%
1On tax equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Total average loans increased $1.5 billion, or 18%, for the first quarter of 2023 compared to the fourth quarter of 2022, and increased $3.0 billion, or 48%, from the first quarter of 2022. The increase compared to the prior quarter includes $2.0 billion in loans acquired from Professional.
Average loans as a percentage of average earning assets totaled 76% for the first quarter of 2023, 73% for the fourth quarter of 2022 and 66% for the first quarter of 2022.

Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2023	2022	2022
Commercial/commercial real estate loan pipeline at period end	$297,380	$395,652	619,547
Commercial/commercial real estate loans closed	321,665	489,605	372,986

Residential pipeline - saleable at period end	6,614	4,207	25,745
Residential loans - sold	13,935	10,652	51,222

Residential pipeline - portfolio at period end	48,371	17,149	87,950
Residential loans - retained[1]	90,058	74,272	175,457

Consumer pipeline at period end	11,640	36,585	61,613
Consumer originations	59,538	74,634	79,010
[1] Includes purchases of $111.3 million in 1Q’22
Commercial originations during the first quarter of 2023 were $321.7 million, a decrease of $167.9 million, or 34%, compared to the fourth quarter of 2022, and a decrease of $51.3 million, or 14%, compared to the first quarter of 2022. Commercial pipelines were $297.4 million as of March 31, 2023, a decrease of 25% from $395.7 million at December 31, 2022, and a decrease of 52% from $619.5 million at March 31, 2022. The declines were the result of the impact of higher rates on new production volumes and a more selective approach on new credit facilities given a cautious economic outlook.
Residential loans originated for sale in the secondary market totaled $13.9 million in the first quarter of 2023, compared to $10.7 million in the fourth quarter of 2022 and $51.2 million in the first quarter of 2022. Residential saleable pipelines were $6.6 million as of March 31, 2023, compared to $4.2 million as of December 31, 2022 and $25.7 million as of March 31, 2022.
Residential loan production retained in the portfolio for the first quarter of 2023 was $90.1 million, compared to $74.3 million in the fourth quarter of 2022 and $175.5 million in the first quarter of 2022. The pipeline of residential loans intended to be retained in the portfolio was $48.4 million as of March 31, 2023, compared to $17.1 million as of December 31, 2022, and $88.0 million as of March 31, 2022. The increase in pipelines in residential lending during the first quarter of 2023 was a result of mortgage rates moving lower in conjunction with a declining 10-year Treasury rate.
Consumer originations totaled $59.5 million during the first quarter of 2023, compared to $74.6 million in the fourth quarter of 2022 and $79.0 million in the first quarter of 2022. The consumer pipeline was $11.6 million as of March 31, 2023, compared to $36.6 million as of December 31, 2022 and $61.6 million at March 31, 2022. The Company expects consumer demand to be lower moving forward as a result of higher rates.
Average investment securities increased $15.3 million, or 1%, during the first quarter of 2023 compared to the fourth quarter of 2022, and were $286.0 million, or 12%, higher compared to the first quarter of 2022. Increases in the first quarter of 2023 include securities added through the Professional acquisition, partially offset by pay downs and maturities.
The cost of average interest-bearing liabilities increased 95 basis points in the first quarter of 2023 to 143 basis points from 48 basis points in the fourth quarter of 2022, and from 12 basis points in the first quarter of 2022. The cost of average total deposits (including noninterest bearing demand deposits) was 77 basis points in the first quarter of 2023, 21 basis points in the fourth quarter of 2022 and 6 basis points in the first quarter of 2022.
During the first quarter of 2023, average noninterest demand deposits increased $61.0 million compared to the fourth quarter of 2022 and increased $1.0 billion compared to the first quarter of 2022. The Company’s deposit mix remains favorable, with 93% of average deposit balances comprised of savings, money market, and demand deposits for the three months ended March 31, 2023.
Average balances of sweep repurchase agreements with customers increased $38.8 million, or 29%, from the fourth quarter. For the three months ended March 31, 2023, the average balance was $173.5 million compared to an average balance of $134.7 million for the three months ended December 31, 2022, and $118.1 million for the three months ended March 31, 2022.

The average rate on customer sweep repurchase accounts was 2.02% for the three months ended March 31, 2023, compared to 1.60% for the three months ended December 31, 2022, and 0.13% for the three months ended March 31, 2022.
Subordinated debt balances averaged $98.4 million in the first quarter of 2023, $83.5 million in the fourth quarter of 2022, and $71.7 million in the first quarter of 2022. The average rate on subordinated debt for the first quarter of 2023 was 6.65%, an increase of 79 basis points compared to the fourth quarter of 2022 and an increase of 418 basis points compared to the first quarter of 2022. The subordinated debt is comprised of trust preferred securities issued by subsidiary trusts of the Company, and subordinated notes assumed in bank acquisitions in 2022 and 2023.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2023			2022
	First Quarter			Fourth Quarter			First Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$2,700,122	$19,244	2.85%	$2,680,813	$18,530	2.76%	$2,406,399	$10,041	1.67%
Nontaxable	16,271	131	3.22	20,246	164	3.24	24,042	177	2.94
Total Securities	2,716,393	19,375	2.85	2,701,059	18,694	2.77	2,430,441	10,218	1.68

Federal funds sold	106,778	1,294	4.91	155,815	1,410	3.59	738,588	350	0.19
Interest bearing deposits with other banks and other investments	178,463	2,180	4.95	141,179	1,717	4.83	44,999	583	5.25

Loans excluding PPP loans	9,363,873	135,329	5.86	7,905,843	105,398	5.29	6,276,964	65,675	4.24
PPP Loans	5,328	12	0.91	4,886	39	3.19	61,923	1,523	9.98
Total Loans	9,369,201	135,341	5.86	7,910,729	105,437	5.29	6,338,887	67,198	4.30

Total Earning Assets	12,370,835	158,190	5.19	10,908,782	127,258	4.63	9,552,915	78,349	3.33

Allowance for credit losses	(139,989)			(109,509)			(87,467)
Cash and due from banks	156,235			137,839			365,835
Premises and equipment	116,083			115,095			75,876
Intangible assets	750,694			521,412			304,321
Bank owned life insurance	274,517			237,062			205,500
Other assets including deferred tax assets	419,601			329,175			211,536
Total Assets	$13,947,976			$12,139,856			$10,628,516

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,452,113	$3,207	0.53%	$2,303,324	$1,859	0.32%	$2,097,383	$190	0.04%
Savings	1,053,220	400	0.15	1,126,540	203	0.07	925,348	65	0.03
Money market	2,713,224	12,426	1.86	1,980,870	1,872	0.37	1,976,660	512	0.11
Time deposits	812,422	5,552	2.77	500,441	1,358	1.08	560,681	468	0.34
Securities sold under agreements to repurchase	173,498	864	2.02	134,709	544	1.60	118,146	39	0.13
Federal Home Loan Bank borrowings	282,444	2,776	3.99	40,712	330	3.22	—	—	—
Subordinated debt	98,425	1,614	6.65	83,534	1,234	5.86	71,670	436	2.47
Total Interest-Bearing Liabilities	7,585,346	26,839	1.43	6,170,130	7,400	0.48	5,749,888	1,710	0.12
Noninterest demand	4,334,969			4,273,922			3,336,121
Other liabilities	130,616			122,100			141,972
Total Liabilities	12,050,931			10,566,152			9,227,981

Shareholders' equity	1,897,045			1,573,704			1,400,535

Total Liabilities & Equity	$13,947,976			$12,139,856			$10,628,516

Cost of deposits			0.77%			0.21%			0.06%
Interest expense as a % of earning assets			0.88%			0.27%			0.07%

Net interest income as a % of earning assets	$131,351	4.31%	$119,858	4.36%	$76,639	3.25%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $22.4 million for the first quarter of 2023, an increase of $4.8 million, or 27%, compared to the fourth quarter of 2022 and an increase of $7.1 million, or 46%, from the first quarter of 2022.
Noninterest income is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2023	2022	2022
Service charges on deposit accounts	$4,242	$3,996	$2,801
Interchange income	4,694	4,650	4,128
Wealth management income	3,063	2,886	2,659
Mortgage banking fees	426	426	1,686
Insurance agency income	1,101	805	—
SBA gains	322	105	156
BOLI income	1,916	1,526	1,334
Other income	6,574	3,239	3,061
	22,338	17,633	15,825
Securities gains (losses), net	107	18	(452)
Total	$22,445	$17,651	$15,373
Service charges on deposits were $4.2 million in the first quarter of 2023, $4.0 million in the fourth quarter of 2022 and $2.8 million in the first quarter of 2022. Increases in fees primarily reflect the benefit of an expanded deposit base, including from acquisitions. Overdraft-related fees for both consumer and commercial accounts represent 38% of total service charges on deposits for the three months ended March 31, 2023, 37% for the three months ended December 31, 2022 and 43% for the three months ended March 31, 2022.
Interchange income was $4.7 million in both the first quarter of 2023, and the fourth quarter of 2022, compared to $4.1 million for the first quarter of 2022.
Wealth management income, including trust fees and brokerage commissions and fees, was $3.1 million in the first quarter of 2023, compared to $2.9 million for the fourth quarter of 2022 and $2.7 million for the first quarter of 2022. The wealth management team continues to demonstrate notable success in building relationships. The group added another $123 million in assets under management in the first quarter of 2023, bringing overall total assets under management to $1.5 billion, up 24% from the prior year.
Mortgage banking fees were $0.4 million in both the first quarter of 2023 and in the fourth quarter of 2022, and $1.7 million in the first quarter of 2022. Mortgage banking fees decreased $1.3 million, or 75%, compared to the first quarter of 2022, reflecting lower saleable production due to significantly higher interest rates and limited housing inventory.
Insurance agency income increased $0.3 million, or 37%, compared to the fourth quarter of 2022 and totaled $1.1 million. The Company acquired a commercial insurance agency during the fourth quarter of 2022 in conjunction with the acquisition of Drummond, adding another source of noninterest income.
SBA gains were $0.3 million in the first quarter of 2023, compared to $0.1 million in the fourth quarter of 2022, and $0.2 million in the first quarter of 2022.
Bank owned life insurance (“BOLI”) income was $1.9 million for the first quarter of 2023, an increase of $0.4 million, or 26%, compared to the fourth quarter of 2022 and an increase of $0.6 million, or 44%, compared to the first quarter of 2022. The increases are attributed to additions of $53.1 million in BOLI for the fourth quarter of 2022 and $55.1 million in the first quarter of 2023 from bank acquisitions.

Other income was $6.6 million in the first quarter of 2023, an increase of $3.3 million quarter-over-quarter and an increase of $3.5 million year-over-year. Changes amongst periods are attributable to increases in SBIC investment income of $0.4 million, loan-swap related income of $0.3 million, and BOLI death benefits of $2.1 million.
Securities gains in the first quarter of 2023 totaled $0.1 million, resulting from the increase in mark to market adjustments on the Company’s CRA qualified mutual funds.

Noninterest Expenses
Noninterest expense for the first quarter of 2023 totaled $107.5 million, an increase of $16.0 million, or 17%, compared to the fourth quarter of 2022, and an increase of $48.6 million, or 82%, from the first quarter of 2022. Noninterest expenses are detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2023	2022	2022
Salaries and wages	$47,616	$45,405	$28,219
Employee benefits	8,562	5,300	5,501
Outsourced data processing costs	14,553	9,918	6,156
Telephone/data lines	1,081	1,185	733
Occupancy	6,938	5,457	3,986
Furniture and equipment	2,267	1,944	1,426
Marketing	2,238	1,772	1,171
Legal and professional fees	7,479	9,174	4,789
FDIC assessments	1,443	889	789
Amortization of intangibles	6,727	4,763	1,446
Foreclosed property expense and net loss (gain) on sale	195	(411)	(164)
Provision for credit losses on unfunded commitments	1,239	—	142
Other	7,137	6,114	4,723
Total	$107,475	$91,510	$58,917
Salaries and wages totaled $47.6 million for the first quarter of 2023, $45.4 million for the fourth quarter of 2022, and $28.2 million for the first quarter of 2022. The first quarter of 2023 reflects $4.2 million in merger-related expenses compared to $5.7 million in the fourth quarter of 2022 and $3.0 million in the first quarter of 2022. Excluding merger-related expenses, the increases in the first quarter of 2023 compared to the fourth quarter of 2022 and to the prior year quarter were the result of the net addition of branch locations and associates, as well as new bankers and operational staff associated with the acquisitions.
During the first quarter of 2023, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $8.6 million, an increase of $3.3 million, or 62%, compared to the fourth quarter of 2022, and an increase of $3.1 million, or 56%, compared to the first quarter of 2022. The increases from both the fourth quarter of 2022 and the first quarter of 2022 reflect higher seasonal payroll taxes, 401(k) contributions and healthcare-related costs attributed to higher headcount.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $14.6 million, $9.9 million, and $6.2 million for the first quarter of 2023, fourth quarter of 2022, and first quarter of 2022, respectively. Higher expenses in the first quarter of 2023 included $6.6 million in direct acquisition-related costs, compared to $2.6 million in the fourth quarter of 2022 and $0.6 million in the first quarter of 2022.
Telephone and data line expenditures, including electronic communications with customers and between branch and customer support locations and personnel, as well as with third-party data processors, were $1.1 million, $1.2 million, and $0.7 million for the first quarter of 2023, fourth quarter of 2022, and first quarter of 2022, respectively.

Total occupancy, furniture and equipment expenses were $9.2 million in the first quarter of 2023, $7.4 million in the fourth quarter of 2022, and $5.4 million in the first quarter of 2022. Increases in the first quarter reflect the impact of the Company’s expansion of its footprint across Florida.
Marketing expenses totaled $2.2 million in the first quarter of 2023, $1.8 million in the fourth quarter of 2022, and $1.2 million in the first quarter of 2022.
Legal and professional fees for the first quarter of 2023 were $7.5 million, a decrease of $1.7 million, or 18%, compared to the fourth quarter of 2022, and an increase of $2.7 million, or 56%, compared to the first quarter of 2022. Acquisition-related expenses were $4.8 million in the first quarter of 2023, $6.5 million in the fourth quarter of 2022, and $2.9 million in the first quarter of 2022.
FDIC assessments were $1.4 million for the first quarter of 2023, $0.9 million in the fourth quarter of 2022, and $0.8 million in the first quarter of 2022.
Amortization of intangibles increased by $2.0 million compared to the fourth quarter of 2022 and $5.3 million compared to the first quarter of 2022. The acquisition of Professional added $48.9 million in core deposit intangible assets, which will be amortized using an accelerated amortization method.
Foreclosed property expense and net loss (gain) on sale was $0.2 million in the first of 2023, net gain of $0.4 million in the fourth quarter of 2022, and net gain of $0.2 million in the first quarter of 2022.
A provision of $1.2 million was recorded for potential credit losses on unfunded lending commitments in the first quarter of 2023, which included $1.0 million associated with the acquisition of Professional. This compares to no provision recorded during the fourth quarter of 2022, and $0.1 million for the first quarter of 2022.
Other expenses totaled $7.1 million, $6.1 million and $4.7 million for the first quarter of 2023, the fourth quarter of 2022 and the first quarter of 2022, respectively. Increases reflect higher costs in general business and customer support activities resulting from growth in the customer base and the expanded branch footprint.
For the first quarter of 2023, the efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses), was 65.43%, compared to 63.39% for the fourth quarter of 2022 and 62.33% for the first quarter of 2022.
The adjusted efficiency ratio1 was 53.10% in the first quarter of 2023, compared to 51.52% in the fourth quarter of 2022 and 54.86% in the first quarter of 2022. In the first quarter of 2023, adjusted noninterest expense1 as a percent of average tangible assets was 2.47%, compared to 2.42% for the fourth quarter of 2022 and 1.99% for the first quarter of 2022. The Company expects that the adjusted efficiency ratio1 will benefit from merger-related expense synergies beginning in the third quarter of 2023.

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except ratios)	2023	2022	2022
Noninterest expense, as reported	$107,475	$91,510	$58,917

Merger related charges
Salaries and wages	(4,240)	(5,680)	(2,953)
Outsourced data processing costs	(6,551)	(2,582)	(632)
Legal and professional fees	(4,789)	(6,485)	(2,883)
Other categories	(1,952)	(1,393)	(224)
Total merger related charges	(17,532)	(16,140)	(6,692)
Amortization of intangibles	(6,727)	(4,763)	(1,446)
Branch reductions and other expense initiatives	(1,291)	(176)	(74)
Adjusted noninterest expense[1]	$81,925	$70,431	$50,705

Foreclosed property expense and net gain on sale	(195)	411	164
Provision for credit losses on unfunded commitments	(1,239)	—	(142)

Net adjusted noninterest expense[1]	$80,491	$70,842	$50,727

Efficiency ratio	65.43%	63.39%	62.33%
Adjusted efficiency ratio[1,2]	53.10	51.52	54.86
Adjusted noninterest expense as a percent of average tangible assets[1,2]	2.47	2.42	1.99
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
[2]Adjusted efficiency ratio is defined as noninterest expense, including adjustments to noninterest expense divided by aggregated tax equivalent net interest income and noninterest income, including adjustments to revenue.

The Company continues to be keenly focused on disciplined expense control and expects to benefit from merger-related     expense synergies beginning in the third quarter of 2023.

Provision for Credit Losses
The provision for credit losses was $31.6 million for the first quarter of 2023, compared to $14.1 million for the fourth quarter of 2022 and $6.6 million for the first quarter of 2022. Each quarter included an increase in provision related to loans acquired through bank acquisitions, representing $26.6 million, $15.0 million, and $5.1 million, respectively. The provision for credit losses in the first quarter of 2023 on the Professional acquisition was in line with the allowance coverage rate expected at the announcement of the transaction.

Income Taxes
For the first quarter of 2023, the Company recorded tax expense of $2.7 million, compared to $7.8 million in the fourth quarter of 2022 and $5.8 million in the first quarter of 2022, with an effective tax rate of 18.6%, 24.6% and 22.1%, respectively. The first quarter of 2023 included a discrete benefit of $0.6 million related to the BOLI distribution, which combined with lower overall pre-tax income, resulted in a lower effective tax rate when compared to prior quarters. Tax benefits related to stock-based compensation totaled $0.2 million in the first quarter of 2023, $0.2 million in the fourth quarter of 2022, and $0.5 million in the first quarter of 2022. The presentation of adjusted results excludes the discrete benefit associated with BOLI, and applies an incremental tax rate of 25.3% on adjusted expenses. The resulting effective tax rate on adjusted net income1 is 22.7%.

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

Reconciliation of Non-GAAP Measures

	First		Fourth	First
	Quarter		Quarter	Quarter
(In thousands, except per share data)	2023		2022	2022
Net income, as reported:
Net income	$11,827		$23,927	$20,588

Noninterest Income	$22,445		$17,651	$15,373
Securities losses, net	(107)		(18)	452
BOLI benefits on death (included in other income)	(2,117)		—	—
Total adjustments to noninterest income	(2,224)		(18)	452
Total Adjusted Noninterest Income	$20,221		$17,633	$15,825

Noninterest Expense	107,475		91,510	58,917
Salaries and wages	(4,240)		(5,680)	(2,953)
Outsourced data processing costs	(6,551)		(2,582)	(632)
Legal and professional fees	(4,789)		(6,485)	(2,883)
Other categories	(1,952)		(1,393)	(224)
Total merger-related charges	(17,532)	-17532000	(16,140)	(6,692)
Amortization of intangibles	(6,727)		(4,763)	(1,446)
Branch reductions and other expense initiatives[1]	(1,291)		(176)	(74)
Total adjustments to noninterest expense	(25,550)		(21,079)	(8,212)
Total Adjusted Noninterest Expense	$81,925		$70,431	$50,705

Income Taxes	$2,697		$7,794	$5,834
Tax effect of adjustments	5,912		5,062	2,196
Adjusted income taxes	8,609		12,856	8,030
Adjusted net income	$29,241		$39,926	$27,056

Earnings per diluted share, as reported	$0.15		$0.34	$0.33
Adjusted diluted earnings per share	0.36		0.56	0.44
Average diluted shares outstanding	80,717		71,374	61,704

Adjusted Noninterest Expense	$81,925		$70,431	$50,705
Foreclosed property expense and net (loss) gain on sale	(195)		411	164
Provision for credit losses on unfunded commitments	(1,239)		—	(142)
Net Adjusted Noninterest Expense	$80,491		$70,842	$50,727

Revenue	$153,597		$137,360	$91,895
Total adjustments to revenue	(2,224)		(18)	452
Impact of FTE adjustment	199		149	117
Adjusted revenue on a fully tax equivalent basis	$151,572		$137,491	$92,464
Adjusted Efficiency Ratio	53.10%		51.52%	54.86%

Net Interest Income	$131,152		$119,709	$76,522
Impact of FTE adjustment	199		149	117
Net interest income including FTE adjustment	131,351		119,858	76,639
Noninterest income	22,445		17,651	15,373
Noninterest expense	107,475		91,510	58,917

	First	Fourth		First
	Quarter	Quarter		Quarter
(In thousands, except per share data)	2023	2022		2022
Pre-Tax Pre-Provision Earnings	46,321	45,999		33,095
Adjustments to noninterest income	(2,224)	(18)		452
Adjustments to noninterest expense	(26,984)	(20,668)		(8,190)
Adjusted Pre-Tax Pre-Provision Earnings	$71,081	$66,649		$41,737

Average Assets	$13,947,976	$12,139,856		$10,628,516
Less average goodwill and intangible assets	(750,694)	(521,412)		(304,321)
Average Tangible Assets	$13,197,282	$11,618,444		$10,324,195

Return on Average Assets (ROA)	0.34%	0.78%		0.79%
Impact of removing average intangible assets and related amortization	0.18	0.16		0.06
Return on Average Tangible Assets (ROTA)	0.52	0.94		0.85
Impact of other adjustments for Adjusted Net Income	0.38	0.42		0.21
Adjusted Return on Average Tangible Assets	0.90%	1.36%		1.06%

Average Shareholders' Equity	$1,897,045	$1,573,704		$1,400,535
Less average goodwill and intangible assets	(750,694)	(521,412)		(304,321)
Average Tangible Equity	$1,146,351	$1,052,292		$1,096,214

Return on Average Shareholders' Equity	2.53%	6.03%		5.96%
Impact of removing average intangible assets and related amortization	3.43	4.33		2.06
Return on Average Tangible Common Equity (ROTCE)	5.96	10.36		8.02
Impact of other adjustments for Adjusted Net Income	4.38	4.69		1.99
Adjusted Return on Average Tangible Common Equity	10.34%	15.05%		10.01%

Loan Interest Income[2]	$135,341	$105,437		$67,198
Accretion on acquired loans	(15,942)	(9,710)		(3,717)
Loan interest income excluding accretion on acquired loans[2]	$119,399	$95,727		$63,481

Yield on Loans[2]	5.86%	5.29%		4.30%
Impact of accretion on acquired loans	(0.69)	(0.49)		(0.24)
Yield on loans excluding accretion on acquired loans[2]	5.17%	4.80%		4.06%

Net Interest Income[2]	$131,351	$119,858		$76,639
Accretion on acquired loans	(15,942)	(9,710)	—	(3,717)
Net interest income excluding accretion on acquired loans[2]	$115,409	$110,148	—	$72,922
			—
Net Interest Margin[2]	4.31%	4.36%	—	3.25%
Impact of accretion on acquired loans	(0.53)	(0.35)	—	(0.15)
Net interest margin excluding accretion on acquired loans[2]	3.78%	4.01%		3.10%

Loan Interest Income[2]	$135,341	$105,437		$67,198
Tax equivalent adjustment to loans	(173)	(115)		(80)
Loan interest income excluding tax equivalent adjustment	$135,168	$105,322		$67,118

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except per share data)	2023	2022	2022

Securities Interest Income[2]	$19,375	$18,694	$10,218
Tax equivalent adjustment to securities	(26)	(34)	(37)
Securities interest income excluding tax equivalent adjustment	$19,349	$18,660	$10,181

Net Interest Income[2]	$131,351	$119,858	$76,639
Tax equivalent adjustments to loans	(173)	(115)	(80)
Tax equivalent adjustments to securities	(26)	(34)	(37)
Net interest income excluding tax equivalent adjustments	$131,152	$119,709	$76,522
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company's branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets as of March 31, 2023 were $15.3 billion, an increase of $3.1 billion, or 26%, from December 31, 2022. The increase primarily reflects the acquisition of Professional on January 31, 2023, which added $2.7 billion in assets.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note 3 – Securities” of the Company’s condensed consolidated financial statements.
At March 31, 2023, the Company had $2.0 billion in securities available-for-sale and $737.9 million in securities held-to-maturity. The Company's total debt securities portfolio increased $134.7 million, or 5%, from December 31, 2022.
During the three months ended March 31, 2023, there were $22.4 million of debt securities purchased, $167.1 million acquired through the acquisition of Professional and $48.7 million in paydowns and maturities over the same period. $22.1 million of the securities acquired from Professional were immediately sold with no gain or loss recognized.
Debt securities generally return principal and interest monthly. The modified duration of the available-for-sale portfolio at March 31, 2023 was 3.8 years, compared to 3.7 years at December 31, 2022.
At March 31, 2023, available-for-sale securities had gross unrealized losses of $224.8 million and gross unrealized gains of $1.6 million, compared to gross unrealized losses of $248.7 million and gross unrealized gains of $1.1 million at December 31, 2022. The increase in market value was the result of the change in benchmark interest rates and product spreads during the period. The Company assesses securities in an unrealized loss position on a quarterly basis. As of March 31, 2023, the Company expected to recover the entire amortized cost basis of these securities, and therefore, no allowance for credit losses was recorded.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury and U.S. government agencies and obligations of U.S. government sponsored entities totaled $2.2 billion, or 81%, of the total portfolio.
The portfolio includes $175.6 million, with a fair value of $163.4 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $158.6 million, with a fair value of $147.0 million, in private label mortgage-backed residential securities with weighted average credit support of 19%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate mortgage loans. Non-guaranteed agency commercial securities totaled $17.0 million, with a fair value of $16.3 million. These securities have weighted average credit support of 33%. The collateral underlying these mortgages is primarily pooled multifamily loans.
The Company also has invested $312.1 million in floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of March 31, 2023, all of the Company’s collateralized loan obligations were in AAA/AA tranches with average credit support of 32%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
Held-to-maturity securities consist solely of mortgage-backed securities and collateralized mortgage obligations guaranteed by U.S. government agencies, each of which is expected to recover any price depreciation over its holding period as the debt securities move to maturity. The Company has significant liquidity and available borrowing capacity through other sources if needed, and has the intent and ability to hold these investments to maturity.
At March 31, 2023, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at March 31, 2023, no allowance for credit losses has been recorded.

Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $10.1 billion at March 31, 2023, a $2.0 billion increase from December 31, 2022. The increase during the first quarter of 2023 included $2.0 billion added through the Professional acquisition.
The Company remains committed to sound risk management procedures. Portfolio diversification in terms of asset mix, industry, and loan type has been an important element of the Company's lending strategy. The average loan size is only $289 thousand, and the average commercial loan size is only $717 thousand at March 31, 2023, reflecting the Company's longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).
The following table details loan portfolio composition at March 31, 2023 and December 31, 2022 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in Note 4-Loans.

	March 31, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$358,960	$370,353	$28,522	$757,835
Commercial real estate - owner occupied	998,479	613,636	40,376	1,652,491
Commercial real estate - non-owner occupied	1,787,839	1,476,543	147,669	3,412,051
Residential real estate	1,589,025	739,396	25,973	2,354,394
Commercial and financial	1,143,961	447,593	58,931	1,650,485
Consumer	169,088	128,865	3,787	301,740
PPP Loans	1,101	4,298	—	5,399
Totals	$6,048,453	$3,780,684	$305,258	$10,134,395

	December 31, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$364,900	$201,333	$21,100	$587,332
Commercial real estate - owner occupied	995,154	451,202	31,946	1,478,302
Commercial real estate - non-owner occupied	1,695,411	767,138	127,225	2,589,774
Residential real estate	1,558,643	271,378	19,482	1,849,503
Commercial and financial	1,151,273	182,124	15,238	1,348,636
Consumer	177,338	89,458	19,791	286,587
PPP Loans	1,474	3,116	—	4,590
Totals	$5,944,193	$1,965,749	$234,782	$8,144,724
The amortized cost basis of loans at March 31, 2023 included net deferred costs of $35.7 million and included $35.1 million at December 31, 2022. At March 31, 2023, the remaining fair value adjustments on acquired loans were $216.0 million, or 5.0%, of the outstanding acquired loan balances, compared to $97.7 million, or 4.3%, of the acquired loan balances at December 31, 2022. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
The following table details commercial real estate - non-owner occupied loans.

	March 31, 2023
(In thousands)	Amortized Cost Basis	% of Total Loans
Commercial real estate - non-owner occupied
Retail	$1,005,724	9.92%
Office	618,377	6.10
Multifamily 5+	475,261	4.69
Hotel/Motel	407,388	4.02
Industrial/Warehouse	358,620	3.54
Other	546,681	5.39
Total commercial real estate - non-owner occupied	$3,412,051	33.66%
Commercial real estate (“CRE”) non-owner occupied loans increased by $822.3 million in the three months ended March 31, 2023, totaling $3.4 billion at March 31, 2023 compared to $2.6 billion at December 31, 2022. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is Retail properties, which totaled approximately $1.0 billion at March 31, 2023. This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. Loans in this segment have a weighted average loan to value of 52% and an average loan size of $1.9 million. The second-largest segment in the non-owner occupied CRE portfolio is Office properties, which totaled approximately $618 million at March 31, 2023. This segment targets low- to mid-rise suburban offices, and is broadly diversified across many types of professional services. There is limited exposure to central business districts. Loans in this segment have a weighted average loan to value of 55% and an average loan size of $1.6 million.
Owner-occupied CRE loans increased by $174.2 million in the three months ended March 31, 2023 to $1.7 billion. Owner-occupied CRE is used by the owner, where the primary source of repayment is the cash flow from business operations housed within the property.
Commercial and financial loans are extended to commercial customers for working capital, physical asset expansion, asset acquisition or other business purposes. Balances increased from December 31, 2022 by $301.8 million, or 22%, totaling $1.7 billion at March 31, 2023, largely attributed to the Professional acquisition.

Residential mortgage loans increased $504.9 million to $2.4 billion as of March 31, 2023. Included in the balance as of March 31, 2023, were $1.1 billion of fixed rate mortgages, $823.4 million of adjustable rate mortgages and $479.0 million in primarily floating rate home equity lines of credit (“HELOCs”), compared to $964.3 million, $402.3 million and $482.9 million, respectively, at December 31, 2022. The increases from December 31, 2022 include approximately $483.6 million acquired through the Professional acquisition. Borrowers in the residential real estate portfolio have an average credit score of 757.
Substantially all residential originations have been underwritten to conventional loan agency standards, including loan balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 63%, with 32% of the loans being in first lien position at March 31, 2023, compared to an average LTV of 69%, with 31% of the portfolio being in the first lien position at December 31, 2022.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which increased $15.2 million, or 5%, to total $301.7 million at March 31, 2023, compared to $286.6 million at December 31, 2022.
At March 31, 2023, the Company had unfunded commitments to extend credit of $3.8 billion, compared to $2.8 billion at December 31, 2022.
Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loans individually greater than $15 million totaled $585.6 million and represented 6% of the total portfolio at March 31, 2023.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital were 48% and 258%, respectively, at March 31, 2023, compared to 45% and 230%, respectively, at December 31, 2022. The increase quarter over quarter was primarily the result of the acquisition of Professional Bank. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 44% and 236%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Borrower Modifications, Other Real Estate Owned and Credit Quality
Nonperforming assets (“NPAs”) at March 31, 2023 totaled $58.5 million, and were comprised of $50.8 million of nonaccrual loans, and $7.8 million of other real estate owned (“OREO”). Compared to December 31, 2022, nonaccrual loans increased $21.9 million, primarily the result of the addition of one CRE non-owner occupied relationship. The $5.5 million increase in OREO is the result of closures of three branch properties. Overall, NPAs increased $27.4 million from $31.1 million as of December 31, 2022. At March 31, 2023, approximately 75% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At March 31, 2023, nonaccrual loans reflected cumulative write downs of approximately $9.2 million, including reserves on individually evaluated loans.
Nonperforming loans to total loans outstanding at March 31, 2023 increased to 0.50% from 0.35% at December 31, 2022. Nonperforming assets to total assets at March 31, 2023 increased to 0.38% from 0.26% at December 31, 2022.
The table below sets forth details related to nonaccrual loans.

	March 31, 2023
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$—	$8	$8
Commercial real estate - owner occupied	$602	$4,227	$4,829
Commercial real estate - non-owner occupied	$3,090	$20,166	$23,256
Residential real estate	$4,323	$5,666	$9,989
Commercial and financial	$6,888	$5,425	$12,313
Consumer	$78	$314	$392
Total	$14,981	$35,806	$50,787

	December 31, 2022
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$53	$562	$615
Commercial real estate - owner occupied	—	2,597	2,597
Commercial real estate - non-owner occupied	2,892	1,292	4,184
Residential real estate	2,213	6,896	9,109
Commercial and financial	4,189	7,426	11,615
Consumer	18	705	723
Total	$9,365	$19,478	$28,843
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
On January 1, 2023, the Company adopted ASU 2022-02 which includes disclosure requirements related to certain modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as troubled borrower modifications (“TBMs”). TBMs are typically in the form of an interest rate reduction, an extension of the amortization period and/or converting the loan to interest only for a limited period of time. In addition to the change in payment terms, the Company seeks to obtain additional collateral and/or guarantors to provide additional support for the loan. The Company does not typically provide forgiveness of principal as a modification. During the quarter ending March 31, 2023, there was one loan totaling $29 thousand that was a TBM, which is considered immaterial.

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
During the three months ended March 31, 2023, the Company recorded a provision of $31.6 million, including $26.6 million for loans acquired in the Professional acquisition. The Company reported net charge-offs for the first quarter of 2023 of $3.2 million and, for the four most recent quarters, net charge-offs averaged 0.05% of outstanding loans.
The ratio of allowance for credit losses to total loans was 1.54% at March 31, 2023, 1.40% at December 31, 2022, and 1.39% at March 31, 2022.

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
In 2021, the Company ceased issuance of new LIBOR loans, and as of March 31, 2023, the Company has approximately $277.2 million in existing loans for which the repricing index is tied to LIBOR. The Company is actively working to address contracts without an alternative rate or sufficient fallback language in advance of cessation of LIBOR in June 2023; however, the Company expects to leverage the LIBOR Act for its intended purpose, to address LIBOR exposures when necessary. The Company's swap agreements and other derivatives are governed by the International Swap Dealers Association (“ISDA”). ISDA has developed fallback language for swap agreements and has established a protocol to allow counterparties to modify legacy trades to include the new fallback language. The Company also invests in securities and has issued subordinated debt tied to LIBOR. The Company continues to monitor regulatory and legislative activity with regard to these products to identify and execute necessary actions to facilitate the transition to alternative reference rates. At this time, alternative reference rates are predominantly SOFR based.

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
Cash and cash equivalents, including interest bearing deposits, totaled $791.2 million at March 31, 2023, compared to $201.9 million at December 31, 2022. Higher cash and cash equivalent balances at March 31, 2023 reflect the Company’s increased liquidity position strategy during the quarter.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Uninsured deposits represented only 36% of overall deposit accounts at March 31, 2023. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 32% of total deposits.
The Company routinely uses debt securities and loans as collateral for secured borrowings. In the event of severe market disruptions, the Company has access to secured borrowings through the FHLB and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company has liquidity sources as discussed below, including cash and lines of credit with the Federal Reserve and FHLB, that represent 141% of uninsured deposits, and 163% of uninsured and uncollateralized deposits.
In addition to $0.8 billion in cash and cash equivalents at March 31, 2023, the Company had $5.6 billion in available borrowing capacity, including $4.6 billion in available collateralized lines of credit, $0.7 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $0.3 billion. Included in available borrowing capacity is approximately $0.4 billion under the Federal Reserve's Bank Term Funding Program, which the Company has not utilized and does not plan to utilize. The Company may also access funding by acquiring brokered deposits. Brokered deposits at March 31, 2023, December 31, 2022, and March 31, 2022 totaled $415.9 million, $58.6 million, and $126.2 million, respectively.

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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the first quarter of 2023, Seacoast Bank distributed $9.9 million to the Company and, at March 31, 2023, is eligible to distribute dividends to the Company of approximately $141.9 million without prior regulatory approval. At March 31, 2023, the Company had cash and cash equivalents at the parent of approximately $128.8 million, compared to $111.8 million at December 31, 2022.

Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

	March 31,	December 31,
(In thousands, except ratios)	2023	2022
Noninterest demand	$4,554,509	$4,070,973
Interest-bearing demand	2,676,320	2,337,590
Money market	2,893,128	1,985,974
Savings	940,702	1,064,392
Time certificates of deposit	1,245,042	522,666
Total deposits	$12,309,701	$9,981,595

Customer sweep accounts	$267,606	$172,029

Noninterest demand deposits as % of total deposits	37%	41%
The Company’s balance sheet continues to be primarily funded by core deposits. Consumer deposits represent 40% of total deposits, with an average balance per account of $22 thousand. Business deposits represent 60% of total deposits, with an average balance per account of $101 thousand. Highlighting the Company's longstanding relationship-based strategy, the average tenure for a Seacoast customer is 9.8 years.
Total deposits increased $2.3 billion, or 23%, to $12.3 billion at March 31, 2023, compared to $10.0 billion at December 31, 2022. The increase primarily reflects the impact of the Professional acquisition, which added $2.1 billion in deposits during the first quarter of 2023.
Noninterest demand deposits represented 37% of total deposits at March 31, 2023 and 41% at December 31, 2022. Transaction account balances (noninterest demand and interest-bearing demand) represented 59% of total deposits at March 31, 2023, compared to 64% at December 31, 2022. Though the proportion of total deposits decreased as a result of the addition of higher-rate deposits during the quarter, balances in transaction accounts remained steady throughout the period.
Customer repurchase agreements totaled $267.6 million at March 31, 2023, increasing $95.6 million from December 31, 2022. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes, and during the first quarter of 2023, approximately $100 million in deposits migrated to customer sweep balances.
At March 31, 2023 and December 31, 2022, borrowings included $72.0 million and $71.6 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company.
On October 7, 2022 the Company acquired $12.3 million in subordinated debt through the acquisition of Apollo. Contractual interest is paid on a semiannual basis at a fixed rate of 5.50% until April 30, 2025, at which point the rate converts to a floating rate of 3-month SOFR plus 533 basis points. The debt was recorded at fair value, resulting in a $0.4 million premium that is being amortized into interest expense over the remaining term to maturity.

On January 31, 2023, the Company assumed subordinated debt in the acquisition of Professional having an outstanding principal amount of $25.0 million and estimated fair value of $21.1 million. The acquired debt carries a fixed interest rate of 3.375% until 2027, then converts to a floating rate note until maturity in 2032.

The weighted average interest rate of outstanding subordinated debt was 6.65% and 2.47% for the three months ended March 31, 2023 and March 31, 2022, respectively.

The Company increased borrowings to bolster its liquidity position during the first quarter. Federal Home Loan Bank advances totaled $385.0 million at March 31, 2023 with a weighted average interest rate of 4.26%.

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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $3.8 billion at March 31, 2023 and $2.8 billion at December 31, 2022.

Capital Resources
The Company’s equity capital at March 31, 2023 increased $443.3 million, or 28%, from December 31, 2022 to $2.1 billion. Changes in equity included increases from net income of $11.8 million, the issuance of $421.0 million in equity in connection with the Professional acquisition, and an increase in accumulated other comprehensive income of $18.6 million, partially offset by the issuance of a common stock dividend totaling $14.4 million.
The ratio of shareholders’ equity to period end total assets was 13.44% and 13.24% at March 31, 2023 and December 31, 2022, respectively. The ratio of tangible shareholders’ equity to tangible assets was 8.36% and 9.08% at March 31, 2023 and December 31, 2022, respectively. The decrease during the first quarter of 2023 was due to growth in the balance sheet from the Professional acquisition. Changes in the value of held-to-maturity securities are not reflected under GAAP; however, illustratively, if all held-to-maturity securities were presented at fair value, the tangible common equity ratio would have been 7.77% at March 31, 2023.
Activity in shareholders’ equity for the three months ended March 31, 2023 and 2022 follows:

(In thousands)	2023	2022
Beginning balance at December 31, 2022 and 2021	$1,607,775	1,310,736
Net income	11,827	20,588
Common stock issued for stock options	3,782	3,403
Issuance of common stock and conversion of options pursuant to acquisitions	421,042	94,067
Stock compensation, net of Treasury shares acquired	2,477	1,525
Issuance of common share dividend	(14,419)	(7,994)
Change in accumulated other comprehensive income	18,600	(66,040)
Ending balance at March 31, 2023 and 2022	$2,051,084	$1,356,285
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

March 31, 2023	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	14.62%	13.59%	10.00%
Tier 1 Capital Ratio	13.37	12.40	8.00
Common Equity Tier 1 Ratio (CET1)	12.73	12.40	6.50
Leverage Ratio	11.34	10.32	5.00
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 14.62% at March 31, 2023, a decrease from 15.79% at December 31, 2022, primarily due to growth including the acquisition of Professional. At March 31, 2023, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.32%, well above the minimum to be well-capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $141.9 million of dividends to the Company.
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
The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all its trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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
•other fair value measurements;
•impairment of debt securities; and
•contingent liabilities.
The critical accounting policies are discussed in MD&A in Seacoast’s Annual Report on Form 10-K for the year ended December 31, 2022. Significant accounting policies and changes in accounting principles and effects of recently issued accounting pronouncements are discussed in “Note 1 – Significant Accounting Policies” in Form 10-K for the year ended December 31, 2022. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1 – Basis of Presentation” in this report. There have been no changes to the Company’s critical accounting policies during 2023.

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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company's Asset and Liability Management Committee (“ALCO”) uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to assess the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to instantaneous changes in market rates and is monitored on a quarterly basis.
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning April 1, 2023, holding all balances on the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not consider changes in the slope of the yield curve. In particular, the steepening or inversion of the yield curve as well as gradually changing interest rate changes could result in different outcomes when compared to the parallel shifts contemplated below.

	% Change in Projected Baseline Net
Change in Interest Rates	Interest Income
	1-12 months	13-24 months
+2.00%	3.5%	7.3%
+1.00%	1.7%	3.6%
Current	—%	—%
-1.00%	(2.3%)	(4.8%)
-2.00%	(5.7%)	(12.3%)

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates. Management may adjust asset or liability pricing or structure in order to manage interest rate risk through an interest rate cycle. This may include the use of investment portfolio purchases or sales or the use of derivative financial instruments, such as interest rate swaps, options, caps, floors, futures or forward contracts.

Effects of Inflation and Changing Prices
The condensed consolidated financial statements and related financial data presented herein have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.
Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the general level of inflation. However, inflation affects financial institutions by increasing their cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Mortgage origination and refinancing tends to slow as interest rates increase, and higher interest rates likely will reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

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
The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be considered in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.
EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of EVE modeling. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third-party resource to assist. These assumptions could see greater volatility due to changes in the level of interest rates and recent industry events. With higher interest rates, the average lives of core deposits have trended lower and unfavorably impacted model estimates of EVE. In addition, the Company’s acquisitions have changed the composition of the balance sheet, both of which have resulted in changes to our EVE profile.
The following table presents the projected impact of a change in interest rates on the balance sheet. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

% Change in
Change in Interest Rates	Economic Value of
Equity
+2.00%	(2.7)%
+1.00%	(1.0)%
Current	—%
-1.00%	(2.6%)
-2.00%	(9.6%)
While an instantaneous and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon, i.e., the next fiscal year. Further, EVE does not consider factors such as future balance sheet growth, changes in product mix, change in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2023 and concluded that those disclosure controls and procedures are effective.
During the quarter ended March 31, 2023, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2023, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
1/1/23 to 1/31/23	8,783	$31.23	—	$100,000
2/1/23 to 2/28/23	—	—	—	100,000
3/1/23 to 3/31/23	2,703	28.15	—	100,000
Total - 1st Quarter	11,486	$29.84	—	$100,000
[1]Shares purchased from January 1, 2023 through March 31, 2023 represent shares surrendered to the Company to satisfy tax withholding related to the exercise of stock options and the vesting of share-based awards.

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
As of March 31, 2023, no shares of the Company's common stock had been repurchased under the program.

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
Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 10, 2023	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

May 10, 2023	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer