Form 10-Q
period 2023-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2023-08-09
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR

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

Common Stock, $0.10 Par Value – 85,086,269 shares as of June 30, 2023

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Interest and fees on loans	$148,265	$69,307	$283,433	$136,425
Interest and dividends on securities	20,995	12,525	40,344	22,706
Interest on interest bearing deposits and other investments	5,023	1,917	8,497	2,850
Total Interest Income	174,283	83,749	332,274	161,981

Interest on deposits	27,183	994	43,216	1,761
Interest on time certificates	14,477	436	20,029	904
Interest on borrowed money	5,660	672	10,914	1,147
Total Interest Expense	47,320	2,102	74,159	3,812

Net Interest Income	126,963	81,647	258,115	158,169

Provision for credit losses	(764)	822	30,834	7,378

Net Interest Income after Provision for Credit Losses	127,727	80,825	227,281	150,791

Noninterest income:
Service charges on deposit accounts	4,560	3,408	8,802	6,209
Interchange income	5,066	4,255	9,760	8,383
Wealth management income	3,318	2,774	6,381	5,433
Mortgage banking fees	576	932	1,002	2,618
Insurance agency income	1,160	—	2,261	—
SBA gains	249	473	571	629
BOLI income	2,068	1,349	3,984	2,683
Other	4,755	4,073	11,329	7,134
	21,752	17,264	44,090	33,089
Securities losses, net	(176)	(300)	(69)	(752)
Total Noninterest Income	21,576	16,964	44,021	32,337

Noninterest Expense:
Salaries and wages	45,155	28,056	92,771	56,275
Employee benefits	7,472	4,151	16,034	9,652
Outsourced data processing costs	20,222	6,043	34,775	12,199
Telephone / data lines	1,518	908	2,599	1,641
Occupancy	7,065	4,050	14,003	8,036
Furniture and equipment	2,345	1,588	4,612	3,014
Marketing	2,047	1,882	4,285	3,053
Legal and professional fees	4,062	2,946	11,541	7,735
FDIC assessments	2,116	699	3,559	1,488
Amortization of intangibles	7,654	1,446	14,381	2,892

Foreclosed property expense and net (gain) loss on sale	(57)	(968)	138	(1,132)
Provision for credit losses on unfunded commitments	—	—	1,239	142
Other	8,266	5,347	15,403	10,070
Total Noninterest Expense	107,865	56,148	215,340	115,065

Income Before Income Taxes	41,438	41,641	55,962	68,063
Provision for income taxes	10,189	8,886	12,886	14,720
Net Income	$31,249	$32,755	$43,076	$53,343

Share Data
Net income per share of common stock
Diluted	$0.37	$0.53	$0.52	$0.86
Basic	0.37	0.53	0.52	0.87
Average common shares outstanding
Diluted	85,536	61,923	83,260	61,818
Basic	85,022	61,409	82,600	61,269

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$31,249	$32,755	$43,076	$53,343

Other comprehensive income (loss):

Unrealized losses on available-for-sale securities, net of tax benefit of $7.1 million and $1.2 million for the three and six months ended June 30, 2023, respectively, and net of tax benefit of $16.0 million and $36.6 million for the three and six months ended June 30, 2022, respectively	$(22,215)	$(50,473)	$(3,699)	$(116,485)
Amortization of unrealized (gains) losses on securities transferred to held-to-maturity, net of tax benefit of $3 thousand and $6 thousand for the three and six months ended June 30, 2023, respectively, and net of tax benefit of $7 thousand and nominal tax expense for the three and six months ended June 30, 2022, respectively	(11)	(34)	(21)	2
Reclassification adjustment for gains included in net income, net of tax expense of $1 thousand for the six months ended June 30, 2023	—	—	(4)	—
Unrealized gains on derivatives designated as fair value hedges, net of reclassifications to income, net of tax expense of $1.6 million for the three and six months ended June 30, 2023, respectively	4,732	—	4,732	—
Unrealized gains (losses) on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $38 thousand and $71 thousand for the three and six months ended June 30, 2023, respectively, and net of tax expense of $3 thousand and net of tax benefit of $19 thousand for the three and six months ended June 30, 2022, respectively	103	9	201	(55)
Total other comprehensive income (loss)	$(17,391)	$(50,498)	$1,209	$(116,538)

Comprehensive Income (Loss)	$13,858	$(17,743)	$44,285	$(63,195)
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2023	2022
Assets
Cash and due from banks	$164,193	$120,748
Interest bearing deposits with other banks	563,690	81,192
Total cash and cash equivalents	727,883	201,940

Time deposits with other banks	2,987	3,236

Debt securities:
Securities available-for-sale (at fair value)	1,916,231	1,871,742
Securities held-to-maturity (fair value $577.6 million at June 30, 2023 and $617.7 million at December 31, 2022)	707,812	747,408
Total debt securities	2,624,043	2,619,150

Loans held for sale (at fair value)	5,967	3,151

Loans	10,117,919	8,144,724
Less: Allowance for credit losses	(159,715)	(113,895)
Loans, net of allowance for credit losses	9,958,204	8,030,829

Bank premises and equipment, net	116,959	116,892
Other real estate owned	7,526	2,301
Goodwill	732,910	480,319
Other intangible assets, net	109,716	75,451
Bank owned life insurance	293,880	237,824
Net deferred tax assets	127,941	94,457
Other assets	333,916	280,212
Total Assets	$15,041,932	$12,145,762

Liabilities
Deposits	$12,283,267	$9,981,595
Securities sold under agreements to repurchase, maturing within 30 days	290,156	172,029
Federal Home Loan Bank ("FHLB") borrowings	160,000	150,000
Subordinated debt	105,970	84,533
Other liabilities	148,507	149,830
Total Liabilities	12,987,900	10,537,987

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 85,615,136 and outstanding 85,086,269 at June 30, 2023, and authorized 120,000,000, issued 72,099,136 and outstanding 71,617,852 shares at December 31, 2022	8,509	7,162
Additional paid-in-capital	1,809,431	1,377,802
Retained earnings	437,087	423,863
Less: Treasury stock	(14,171)	(13,019)
	2,240,856	1,795,808
Accumulated other comprehensive loss, net	(186,824)	(188,033)
Total Shareholders' Equity	2,054,032	1,607,775
Total Liabilities and Shareholders' Equity	15,041,932	12,145,762
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$43,076	$53,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,071	2,832
Amortization of premiums and discounts on securities, net	(424)	623
Amortization of operating lease right-of-use assets	3,961	2,961
Other amortization and accretion, net	(10,558)	(635)
Stock based compensation	7,096	4,116
Origination of loans designated for sale	(56,526)	(121,402)
Sale of loans designated for sale	55,710	143,326
Provision for credit losses	30,834	7,378
Deferred income taxes	(9,439)	4,026
Gains on sale of securities	(5)	—
Gains on sale of loans	(1,828)	(3,992)
Gains on sale and write-downs of other real estate owned	(64)	(1,302)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	1,726	172
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease in other assets	14,447	11,213
Net decrease in other liabilities	(24,002)	(4,318)
Net cash provided by operating activities	$58,075	$98,341

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	107,590	164,223
Maturities and repayments of debt securities held-to-maturity	41,995	49,652
Proceeds from sale of debt securities available-for-sale	30,490	26,011
Purchases of debt securities available-for-sale	(22,402)	(474,124)
Purchases of debt securities held-to-maturity	—	(206,065)
Maturities of time deposits with other banks	249	1,743
Net new loans and principal repayments	53,434	(133,458)
Purchases of loans held for investment	—	(111,292)
Proceeds from sale of other real estate owned	294	14,208
Additions to other real estate owned	—	(590)
Proceeds from sale of FHLB and Federal Reserve Bank Stock	71,352	—
Purchase of FHLB and Federal Reserve Bank Stock	(87,273)	(3,347)
Net cash from bank acquisitions	141,674	208,933
Additions to bank premises and equipment	(8,827)	(2,545)
Net cash provided by (used in) investing activities	$328,576	$(466,651)

 See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash Flows from Financing Activities
Net increase in deposits	$182,331	$559,085
Net increase (decrease) in repurchase agreements	118,127	(10,987)
Net decrease in FHLB borrowings with original maturities of three months or less	(170,000)	—
Repayments of FHLB borrowings with original maturities of more than three months	(75,000)	—
Proceeds from FHLB borrowings with original maturities of more than three months	110,000	—
Stock based employee benefit plans	3,731	2,361
Repurchase of common stock	(45)	—
Dividends paid	(29,852)	(18,510)
Net cash provided by financing activities	$139,292	$531,949
Net increase in cash and cash equivalents	525,943	163,639
Cash and cash equivalents at beginning of period	201,940	737,729
Cash and cash equivalents at end of period	$727,883	$901,368

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$67,991	$3,779
Cash paid during the period for taxes	6,080	9,591
Recognition of operating lease right-of-use assets, other than through bank acquisitions, net of terminations	1,890	3,370
Recognition of operating lease liabilities, other than through bank acquisitions, net of terminations	1,902	3,370

Supplemental disclosure of non-cash investing activities: [1]
Transfers from bank premises to other real estate owned	5,455	1,008
[1]See "Note 11 - Business Combinations" for non cash transactions related to business combinations.

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at March 31, 2023	84,609	8,461	1,803,898	421,271	(13,113)	(169,433)	2,051,084
Comprehensive income (loss)	—	—	—	31,249	—	(17,391)	13,858
Stock based compensation expense	—	—	4,454	—	—	—	4,454
Common stock transactions related to stock based employee benefit plans	377	38	(124)	—	(1,058)	—	(1,144)
Common stock issued for stock options	103	10	1,248	—	—	—	1,258
Repurchase of common stock	(3)	—	(45)	—	—	—	(45)
Dividends on common stock ($0.18 per share)	—	—	—	(15,433)	—	—	(15,433)
Three months ended June 30, 2023	477	48	5,533	15,816	(1,058)	(17,391)	2,948
Balance at June 30, 2023	85,086	$8,509	$1,809,431	$437,087	$(14,171)	$(186,824)	$2,054,032

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at March 31, 2022	61,239	6,124	1,062,462	371,192	(10,459)	(73,034)	1,356,285
Comprehensive income (loss)	—	—	—	32,755	—	(50,498)	(17,743)
Stock based compensation expense	—	—	2,697	—	—	—	2,697
Common stock transactions related to stock based employee benefit plans	169	17	(31)	—	(1,173)	—	(1,187)
Common stock issued for stock options	2	—	39	—	—	—	39
Dividends on common stock ($0.17 per share)	—	—	—	(10,516)	—	—	(10,516)
Three months ended June 30, 2022	171	17	2,705	22,239	(1,173)	(50,498)	(26,710)
Balance at June 30, 2022	61,410	$6,141	$1,065,167	$393,431	$(11,632)	$(123,532)	$1,329,575

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2022	71,618	$7,162	1,377,802	423,863	(13,019)	(188,033)	1,607,775
Comprehensive income	—	—	—	43,076	—	1,209	44,285
Stock based compensation expense	—	—	7,096	—	—	—	7,096
Common stock transactions related to stock based employee benefit plans	448	46	(203)	—	(1,152)	—	(1,309)
Common stock issued for stock options	231	22	5,018	—	—	—	5,040
Repurchase of common stock	(3)	—	(45)	—	—	—	(45)
Issuance of common stock, pursuant to acquisition	12,792	1,279	409,459	—	—	—	410,738
Conversion of options, pursuant to acquisition	—	—	10,304	—	—	—	10,304
Dividends on common stock ($0.35 per share)	—	—	—	(29,852)	—	—	(29,852)
Six months ended June 30, 2023	13,468	1,347	431,629	13,224	(1,152)	1,209	446,257
Balance at June 30, 2023	85,086	$8,509	$1,809,431	$437,087	$(14,171)	$(186,824)	$2,054,032

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2021	58,504	$5,850	$963,851	$358,598	$(10,569)	$(6,994)	1,310,736
Comprehensive income (loss)	—	—	—	53,343	—	(116,538)	(63,195)
Stock based compensation expense	—	—	4,116	—	—	—	4,116
Common stock transactions related to stock based employee benefit plans	176	18	(36)	—	(1,063)	—	(1,081)
Common stock issued for stock options	180	18	3,424	—	—	—	3,442
Issuance of common stock, pursuant to acquisitions	2,550	255	89,979	—	—	—	90,234
Conversion of options, pursuant to acquisitions	—	—	3,833	—	—	—	3,833
Dividends on common stock ($0.30 per share)	—	—	—	(18,510)	—	—	(18,510)
Six months ended June 30, 2022	2,906	291	101,316	34,833	(1,063)	(116,538)	18,839
Balance at June 30, 2022	61,410	$6,141	$1,065,167	$393,431	$(11,632)	$(123,532)	$1,329,575
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
Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Adoption of New Accounting Pronouncement
On January 1, 2023, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2022-02, “Troubled Debt Restructurings and Vintage Disclosures”. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, and introduces new disclosures related to modifications with borrowers that are experiencing financial difficulties. ASU 2022-02 also requires the disclosure of current-period gross write-offs by year of origination for financing receivables held at amortized cost. Upon adoption, the Company eliminated the separate allowance for credit loss estimation process for loans classified as TDRs. The adoption did not have a material impact to the consolidated financial statements. For additional information on the loans modified for borrowers in financial difficulty and for the disclosure of current-period gross write-offs by year of origination, see “Note 4 – Loans.”

Note 2 – Earnings per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

For the three and six months ended June 30, 2023, options to purchase shares of the Company’s common stock totaling 400,998 and 368,169, respectively, were anti-dilutive. For the three and six months ended June 30, 2022, 1,505 options to purchase shares of the Company's common stock were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Basic earnings per share
Net income	$31,249	$32,755	$43,076	$53,343
Average common shares outstanding	85,022	61,409	82,600	61,269
Net income per share	$0.37	$0.53	$0.52	$0.87

Diluted earnings per share
Net income	$31,249	$32,755	$43,076	$53,343
Average common shares outstanding	85,022	61,409	82,600	61,269
Add: Dilutive effect of employee restricted stock and stock options	514	514	660	549
Average diluted shares outstanding	85,536	61,923	83,260	61,818
Net income per share	$0.37	$0.53	$0.52	$0.86
Net income has not been allocated to unvested restricted stock awards that are participating securities because the amounts that would be allocated are not material to net income per share of common stock. Unvested restricted stock awards that are participating securities represent less than one percent of all of the outstanding shares of common stock for each of the periods presented.

Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$41,283	$188	$(497)	$40,974
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,623,932	301	(230,690)	1,393,543
Private mortgage-backed securities and collateralized mortgage obligations	143,008	15	(13,352)	129,671
Collateralized loan obligations	310,516	—	(7,204)	303,312
Obligations of state and political subdivisions	21,956	2	(1,506)	20,452
Other debt securities	27,991	415	(127)	28,279
Totals	$2,168,686	$921	$(253,376)	$1,916,231

Held-to-Maturity Debt Securities
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$707,812	$—	$(130,226)	$577,586
Totals	$707,812	$—	$(130,226)	$577,586

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$13,813	$173	$(339)	$13,647
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,561,197	539	(223,083)	1,338,653
Private mortgage-backed securities and collateralized mortgage obligations	179,148	70	(12,831)	166,387
Collateralized loan obligations	313,155	—	(10,251)	302,904
Obligations of state and political subdivisions	29,350	122	(1,731)	27,741
Other debt securities	22,640	197	(427)	22,410
Totals	$2,119,303	$1,101	$(248,662)	$1,871,742

Held-to-Maturity Debt Securities
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$747,408	$64	$(129,731)	$617,741
Totals	$747,408	$64	$(129,731)	$617,741
During the three months ended March 31, 2023, debt securities with a fair value of $22.1 million obtained in the acquisition of Professional Holding Corp. (“Professional”) were sold. No gain or loss was recognized on the sale. There were $8.4 million in other sales of securities during the three months ended March 31, 2023, with gross gains of $24 thousand and gross losses of $19 thousand. There were no sales of securities during the three months ended June 30, 2023. During the three months ended March 31, 2022, securities with a fair value of $26.0 million obtained in the acquisition of Business Bank of Florida Corp. were immediately sold. No gain or loss was recognized on the sale. There were no other sales of securities during the three and six months ended June 30, 2022. Included in “Securities gains (losses), net” are decreases of $0.2 million and $0.1 million for the three and six months ended June 30, 2023, respectively, and decreases of $0.3 million and $0.8 million for the three and six months ended June 30, 2022, respectively, in the value of investments in mutual funds that invest in CRA-qualified debt securities.
At June 30, 2023, debt securities with a fair value of $1.8 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2023
	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$4,903	$4,811
Due after one year through five years	—	—	11,125	11,002
Due after five years through ten years	—	—	14,256	14,129
Due after ten years	—	—	32,955	31,484
	—	—	63,239	61,426

Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	707,812	577,586	1,623,932	1,393,543
Private mortgage-backed securities and collateralized mortgage obligations	—	—	143,008	129,671
Collateralized loan obligations	—	—	310,516	303,312
Other debt securities	—	—	27,991	28,279
Totals	$707,812	$577,586	$2,168,686	$1,916,231
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

	June 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$32,164	$(481)	$439	$(16)	$32,603	$(497)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	368,235	(24,697)	1,002,455	(205,993)	1,370,690	(230,690)
Private mortgage-backed securities and collateralized mortgage obligations	22,704	(788)	106,569	(12,564)	129,273	(13,352)
Collateralized loan obligations	58,568	(1,742)	244,744	(5,462)	303,312	(7,204)
Obligations of state and political subdivisions	8,575	(112)	8,607	(1,394)	17,182	(1,506)
Other debt securities	5,606	(127)	—	—	5,606	(127)
Totals	$495,852	$(27,947)	$1,362,814	$(225,429)	$1,858,666	$(253,376)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$3,788	$(328)	$249	$(11)	$4,037	$(339)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	646,651	(54,956)	667,520	(168,127)	1,314,171	(223,083)
Private mortgage-backed securities and collateralized mortgage obligations	130,488	(8,255)	25,234	(4,576)	155,722	(12,831)
Collateralized loan obligations	242,370	(8,343)	60,534	(1,908)	302,904	(10,251)
Obligations of state and political subdivisions	23,804	(1,656)	425	(75)	24,229	(1,731)
Other debt securities	11,459	(427)	—	—	11,459	(427)
Totals	$1,058,560	$(73,965)	$753,962	$(174,697)	$1,812,522	$(248,662)
At June 30, 2023, the Company had unrealized losses of $230.7 million on mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.4 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2023, no allowance for credit losses has been recorded.
At June 30, 2023, the Company had $13.4 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $129.3 million. The securities have weighted average credit support of 22%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2023, no allowance for credit losses has been recorded.
At June 30, 2023, the Company had $7.2 million of unrealized losses in floating rate collateralized loan obligations (“CLOs”) having a fair value of $303.3 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of June 30, 2023, all positions held by the Company are in AAA and AA tranches, with weighted average credit support of 38% and 26%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2023, no allowance for credit losses has been recorded.
At June 30, 2023, the Company had $1.5 million of unrealized losses on municipal securities having a fair value of $17.2 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. As a result, as of June 30, 2023, no allowance for credit losses has been recorded.
All held-to-maturity (“HTM”) debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. As a result, as of June 30, 2023, no allowance for credit losses has been recorded. The Company has the intent and ability to hold these securities until maturity.

Included in Other Assets at June 30, 2023 is $69.0 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on available-for-sale (“AFS”) and HTM debt securities of $8.0 million and $1.2 million, respectively, at June 30, 2023, and $7.0 million and $1.3 million, respectively, at December 31, 2022, is included in Other Assets. Also included in Other Assets are investments in CRA-qualified mutual funds carried at fair value of $13.5 million and $8.2 million at June 30, 2023 and December 31, 2022, respectively.
The Company holds 11,330 shares of Visa Class B stock, which, following resolution of Visa litigation, will be converted to Visa Class A shares. Under the current conversion ratio that became effective June 29, 2023, the Company would receive 1.5902 shares of Class A stock for each share of Class B stock for a total of 18,016 shares of Visa Class A stock. The ownership of Visa stock is related to prior ownership in Visa's network while Visa operated as a cooperative, and is recorded on the Company's financial records at a zero basis.

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

The following tables present net loan balances by segment as of:

	June 30, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$424,964	$347,876	$21,531	$794,371
Commercial real estate - owner occupied	1,026,700	594,211	48,458	1,669,369
Commercial real estate - non-owner occupied	1,818,307	1,381,801	170,103	3,370,211
Residential real estate	1,674,505	691,863	29,984	2,396,352
Commercial and financial	1,152,360	376,571	81,964	1,610,895
Consumer	166,250	103,667	2,165	272,082
PPP Loans	958	3,681	—	4,639
Totals	$6,264,044	$3,499,670	$354,205	$10,117,919

	December 31, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$364,900	$201,333	$21,100	$587,332
Commercial real estate - owner occupied	995,154	451,202	31,946	1,478,302
Commercial real estate - non-owner occupied	1,695,411	767,138	127,225	2,589,774
Residential real estate	1,558,643	271,378	19,482	1,849,503
Commercial and financial	1,151,273	182,124	15,238	1,348,636
Consumer	177,338	89,458	19,791	286,587
PPP Loans	1,474	3,116	—	4,590
Totals	$5,944,193	$1,965,749	$234,782	$8,144,724
The amortized cost basis of loans at June 30, 2023 included net deferred costs of $37.6 million. At December 31, 2022, the amortized cost basis included net deferred costs of $35.1 million. At June 30, 2023, the remaining fair value adjustments on acquired loans were $201.8 million, or 5.0% of the outstanding acquired loan balances, compared to $97.7 million, or 4.3% of the acquired loan balances at December 31, 2022. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $36.2 million and $28.2 million at June 30, 2023 and December 31, 2022, respectively.

The following tables present the status of net loan balances as of June 30, 2023 and December 31, 2022.

	June 30, 2023
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$424,834	$124	$—	$—	$6	$424,964
Commercial real estate - owner occupied	1,025,697	—	—	—	1,003	1,026,700
Commercial real estate - non-owner occupied	$1,814,323	$354	$—	$—	$3,630	$1,818,307
Residential real estate	1,660,568	7,108	451	1	6,377	1,674,505
Commercial and financial	1,144,831	1,351	235	131	5,812	1,152,360
Consumer	163,848	1,568	224	291	319	166,250
PPP Loans	904	—	—	54	—	958
Total Portfolio Loans	$6,235,005	$10,505	$910	$477	$17,147	$6,264,044

Acquired Non-PCD Loans
Construction and land development	$347,590	$90	$—	$162	$34	$347,876
Commercial real estate - owner occupied	593,508	398	—	—	305	594,211
Commercial real estate - non-owner occupied	1,379,727	67	—	—	2,007	1,381,801
Residential real estate	686,338	3,493	315	—	1,717	691,863
Commercial and financial	375,198	46	69	—	1,258	376,571
Consumer	93,926	5,825	2,057	803	1,056	103,667
PPP Loans	3,625	35	—	21	—	3,681
Total Acquired Non-PCD Loans	$3,479,912	$9,954	$2,441	$986	$6,377	$3,499,670

PCD Loans
Construction and land development	$21,325	$—	$—	$—	$206	$21,531
Commercial real estate - owner occupied	43,870	—	—	—	4,588	48,458
Commercial real estate - non-owner occupied	166,846	—	224	—	3,033	170,103
Residential real estate	28,504	193	730	—	557	29,984
Commercial and financial	65,559	6	—	—	16,399	81,964
Consumer	2,057	32	57	—	19	2,165
Total PCD Loans	$328,161	$231	$1,011	$—	$24,802	$354,205

Total Loans	$10,043,078	$20,690	$4,362	$1,463	$48,326	$10,117,919

	December 31, 2022
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$364,841	$—	$—	$—	$59	$364,900
Commercial real estate - owner occupied	993,690	—	67	440	957	995,154
Commercial real estate - non-owner occupied	1,695,381	—	—	—	30	1,695,411
Residential real estate	1,550,040	1,172	147	—	7,284	1,558,643
Commercial and financial	1,142,536	1,032	476	—	7,229	1,151,273
Consumer	176,444	550	252	1	91	177,338
PPP Loans	1,099	33	—	342	—	1,474
Total Portfolio Loans	$5,924,031	$2,787	$942	$783	$15,650	$5,944,193

Acquired Non-PCD Loans
Construction and land development	$201,263	$—	$—	$—	$70	$201,333
Commercial real estate - owner occupied	450,109	796	297	—	—	451,202
Commercial real estate - non-owner occupied	765,633	162	—	—	1,343	767,138
Residential real estate	270,215	577	—	—	586	271,378
Commercial and financial	180,837	790	87	—	410	182,124
Consumer	87,317	779	616	525	221	89,458
PPP Loans	3,116	—	—	—	—	3,116
Total Acquired Non-PCD Loans	$1,958,490	$3,104	$1,000	$525	$2,630	$1,965,749

PCD Loans
Construction and land development	$20,680	$—	$—	$—	$420	$21,100
Commercial real estate - owner occupied	30,517	23	23	—	1,383	31,946
Commercial real estate - non-owner occupied	124,115	—	—	—	3,110	127,225
Residential real estate	17,885	10	—	—	1,587	19,482
Commercial and financial	11,201	4	—	—	4,033	15,238
Consumer	17,884	1,001	336	540	30	19,791
Total PCD Loans	$222,282	$1,038	$359	$540	$10,563	$234,782

Total Loans	$8,104,803	$6,929	$2,301	$1,848	$28,843	$8,144,724

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.3 million and $0.4 million in interest income on nonaccrual loans during the three months ended June 30, 2023 and 2022, respectively. The Company recognized $0.4 million and $1.2 million in interest income on nonaccrual loans during each of the six months ended June 30, 2023 and 2022, respectively.
The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	June 30, 2023
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$40	$206	$246	$107
Commercial real estate - owner occupied	5,383	513	5,896	15
Commercial real estate - non-owner occupied	7,484	1,186	8,670	318
Residential real estate	7,550	1,101	8,651	22
Commercial and financial	6,832	16,637	23,469	14,449
Consumer	144	1,250	1,394	1,222
Totals	$27,433	$20,893	$48,326	$16,133

	December 31, 2022
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$615	$—	$615	$—
Commercial real estate - owner occupied	957	1,641	2,597	41
Commercial real estate - non-owner occupied	3,347	837	4,184	230
Residential real estate	8,072	1,036	9,109	58
Commercial and financial	4,724	6,891	11,615	2,319
Consumer	40	683	723	257
Totals	$17,755	$11,088	$28,843	$2,905
Collateral-Dependent Loans
Loans are considered collateral-dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. The following table presents collateral-dependent loans as of:

(In thousands)	June 30, 2023	December 31, 2022
Construction and land development	$430	$59
Commercial real estate - owner occupied	6,261	2,733
Commercial real estate - non-owner occupied	6,283	1,698
Residential real estate	11,895	11,333
Commercial and financial	40,087	10,448
Consumer	2,598	426
Totals	$67,554	$26,697
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
The following tables present the risk rating of loans and year-to-date gross charge offs by year of origination as of:

	June 30, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$30,200	$265,371	$170,788	$36,370	$25,881	$27,596	$226,567	$782,773
Special Mention	—	1,250	—	—	—	396	—	1,646
Substandard	—	—	9,685	—	—	—	—	9,685
Substandard Impaired	—	—	—	—	—	61	206	267
Doubtful	—	—	—	—	—	—	—	—
Total	$30,200	$266,621	$180,473	$36,370	$25,881	$28,053	$226,773	$794,371
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied
Risk Ratings:
Pass	$57,149	$273,495	$298,639	$175,708	$191,891	$608,264	$29,902	$1,635,048
Special Mention	—	—	2,168	—	4,866	6,674	101	13,809
Substandard	—	688	—	7,075	2,584	7,357	—	17,704
Substandard Impaired	—	—	—	—	317	2,491	—	2,808
Doubtful	—	—	—	—	—	—	—	—
Total	$57,149	$274,183	$300,807	$182,783	$199,658	$624,786	$30,003	$1,669,369
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$150,604	$835,973	$649,707	$299,717	$411,735	$914,410	$46,412	$3,308,558
Special Mention	—	161	1,089	7,957	12,324	13,924	—	35,455
Substandard	—	—	190	6,085	2,982	8,270	248	17,775
Substandard Impaired	—	—	—	1,068	1,849	5,506	—	8,423
Doubtful	—	—	—	—	—	—	—	—
Total	$150,604	$836,134	$650,986	$314,827	$428,890	$942,110	$46,660	$3,370,211
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$109	$109
Residential real estate
Risk Ratings:
Pass	$120,812	$424,322	$641,362	$167,176	$99,298	$445,280	$479,136	$2,377,386
Special Mention	—	—	—	—	82	1,057	5,574	6,713
Substandard	—	—	—	—	—	31	357	388

	June 30, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Substandard Impaired	—	—	846	173	461	9,308	1,077	11,865
Doubtful	—	—	—	—	—	—	—	—
Total	$120,812	$424,322	$642,208	$167,349	$99,841	$455,676	$486,144	$2,396,352
Gross Charge Offs	$—	$—	$—	$—	$—	$159	$109	$268
Commercial and financial
Risk Ratings:
Pass	$176,563	$391,471	$376,754	$147,594	$82,400	$103,176	$254,426	$1,532,384
Special Mention	134	5,738	6,217	1,063	494	3,563	4,479	21,688
Substandard	—	1,571	16,343	5,142	5,433	4,744	2,011	35,244
Substandard Impaired	—	4	2,533	252	800	17,898	92	21,579
Doubtful	—	—	—	—	—	—	—	—
Total	$176,697	$398,784	$401,847	$154,051	$89,127	$129,381	$261,008	$1,610,895
Gross Charge Offs	$—	$115	$109	$1,484	$265	$1,196	$200	$3,369
Consumer
Risk Ratings:
Pass	$14,874	$81,377	$55,690	$22,334	$24,501	$23,240	$45,045	$267,061
Special Mention	—	1,097	870	77	220	—	85	2,349
Substandard	—	—	—	—	—	—	74	74
Substandard Impaired	—	577	1,094	62	70	533	262	2,598
Doubtful	—	—	—	—	—	—	—	—
Total	$14,874	$83,051	$57,654	$22,473	$24,791	$23,773	$45,466	$272,082
Gross Charge Offs	$—	$557	$1,575	$277	$51	$22	$117	$2,599
Paycheck Protection Program
Risk Ratings:
Pass	$—	$—	$2,211	$2,428	$—	$—	$—	$4,639
Substandard	—	—	—	—	—	—	—	—
Substandard Impaired	—	—	—	—	—	—	—	—
Total	$—	$—	$2,211	$2,428	$—	$—	$—	$4,639
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Consolidated
Risk Ratings:
Pass	$550,202	$2,272,009	$2,195,151	$851,327	$835,706	$2,121,966	$1,081,488	$9,907,849
Special Mention	134	8,246	10,344	9,097	17,986	25,614	10,239	81,660
Substandard	—	2,259	26,218	18,302	10,999	20,402	2,690	80,870
Substandard Impaired	—	581	4,473	1,555	3,497	35,797	1,637	47,540
Doubtful	—	—	—	—	—	—	—	—
Total	$550,336	$2,283,095	$2,236,186	$880,281	$868,188	$2,203,779	$1,096,054	$10,117,919
Gross Charge Offs	$—	$672	$1,684	$1,761	$316	$1,377	$535	$6,345

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$223,204	$209,738	$18,239	$24,600	$12,783	$19,022	$50,960	$558,546
Special Mention	14,523	452	—	3,153	—	—	15	18,143
Substandard	—	9,227	—	—	959	—	—	10,186
Substandard Impaired	—	52	—	—	—	405	—	457
Doubtful	—	—	—	—	—	—	—	—
Total	$237,727	$219,469	$18,239	$27,753	$13,742	$19,427	$50,975	$587,332
Commercial real estate - owner occupied
Risk Ratings:
Pass	$215,453	$251,638	$180,081	$185,286	$121,568	$467,963	$32,253	$1,454,242
Special Mention	694	—	2,363	4,403	2,548	2,869	—	12,877
Substandard	—	—	667	2,625	573	4,444	—	8,309
Substandard Impaired	—	—	—	311	294	2,269	—	2,874
Doubtful	—	—	—	—	—	—	—	—
Total	$216,147	$251,638	$183,111	$192,625	$124,983	$477,545	$32,253	$1,478,302
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$593,364	$530,462	$231,693	$331,173	$228,077	$575,656	$35,326	$2,525,751
Special Mention	—	16,257	735	5,438	—	4,975	—	27,405
Substandard	—	192	19,315	—	5,515	7,412	—	32,434
Substandard Impaired	—	—	1,044	1,849	30	1,261	—	4,184
Doubtful	—	—	—	—	—	—	—	—
Total	$593,364	$546,911	$252,787	$338,460	$233,622	$589,304	$35,326	$2,589,774
Residential real estate
Risk Ratings:
Pass	$270,054	$552,950	$121,879	$77,100	$97,900	$292,867	$423,764	$1,836,514
Special Mention	—	—	50	—	25	269	884	1,228
Substandard	—	—	—	—	—	343	85	428
Substandard Impaired	—	—	133	32	83	9,515	1,570	11,333
Doubtful	—	—	—	—	—	—	—	—
Total	$270,054	$552,950	$122,062	$77,132	$98,008	$302,994	$426,303	$1,849,503
Commercial and financial
Risk Ratings:
Pass	$359,833	$320,307	$140,450	$77,562	$57,924	$58,648	$292,818	$1,307,542
Special Mention	1,244	423	106	474	195	259	2,998	5,699
Substandard	—	67	942	6,304	1,603	1,683	13,114	23,713
Substandard Impaired	5	58	5,109	147	3,642	2,545	176	11,682
Doubtful	—	—	—	—	—	—	—	—
Total	$361,082	$320,855	$146,607	$84,487	$63,364	$63,135	$309,106	$1,348,636
Consumer
Risk Ratings:
Pass	$93,012	$77,889	$27,982	$28,772	$11,690	$16,480	$29,725	$285,550
Special Mention	—	—	—	250	2	134	30	416
Substandard	—	—	11	—	—	191	—	202
Substandard Impaired	—	—	18	55	36	103	207	419
Doubtful	—	—	—	—	—	—	—	—
Total	$93,012	$77,889	$28,011	$29,077	$11,728	$16,908	$29,962	$286,587
Paycheck Protection Program
Risk Ratings:
Pass	$—	$2,708	$1,882	$—	$—	$—	$—	$4,590

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Substandard	$—	$—	$—	$—	$—	$—	$—	$—
Substandard Impaired	$—	$—	$—	$—	$—	$—	$—	$—
Total	$—	$2,708	$1,882	$—	$—	$—	$—	$4,590
Consolidated
Risk Ratings:
Pass	$1,754,920	$1,945,692	$720,324	$724,493	$529,942	$1,430,636	$864,846	$7,972,735
Special Mention	16,461	17,132	3,254	13,718	2,770	8,506	3,927	65,768
Substandard	—	9,486	20,935	8,929	8,650	14,073	13,199	75,272
Substandard Impaired	5	110	6,304	2,394	4,085	16,098	1,953	30,949
Doubtful	—	—	—	—	—	—	—	—
Total	$1,771,386	$1,972,420	$750,817	$749,534	$545,447	$1,469,313	$883,925	$8,144,724
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
As of June 30, 2023, the Company had five loans classified as TBMs totaling $0.9 million, which is considered immaterial. To the extent there are additional modifications in subsequent periods, the Company will disclose additional information about the nature of the modifications, the financial effect of the modifications and payment defaults of TBMs in the 12 months prior to default, among any other relevant disclosures.

Note 5 – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended June 30, 2023
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period [1]	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,540	$—	$414	$—	$6	$6,960
Commercial real estate - owner-occupied	6,292	—	125	—	1	6,418
Commercial real estate - non-owner occupied	53,575	—	423	—	105	54,103
Residential real estate	39,894	—	(3,248)	(109)	173	36,710
Commercial and financial	31,593	5,544	2,202	(727)	1,660	40,272
Consumer	17,746	—	(680)	(1,904)	90	15,252
Totals	$155,640	$5,544	$(764)	$(2,740)	$2,035	$159,715
[1] Amount represents a measurement period adjustment of a PCD loan acquired through the acquisition of Professional, see Note 11 - Business Combinations

	Three Months Ended June 30, 2022
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	2,268	230	—	54	—	2,552
Commercial real estate - owner occupied	9,294	(1,918)	—	—	—	7,376
Commercial real estate - non-owner occupied	43,922	2,528	—	9	—	46,459
Residential real estate	14,075	648		112	(14)	14,821
Commercial and financial	17,727	(500)	(253)	171	(1)	17,144
Consumer	2,552	(166)	(199)	230	—	2,417
Totals	$89,838	$822	$(452)	$576	$(15)	$90,769

	Six Months Ended June 30, 2023
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,464	$5	$483	$—	$8	$6,960
Commercial real estate - owner occupied	6,051	139	226	—	2	6,418
Commercial real estate - non-owner occupied	43,258	647	10,138	(109)	169	54,103
Residential real estate	29,605	400	6,650	(268)	323	36,710
Commercial and financial	15,648	17,527	8,616	(3,369)	1,850	40,272
Consumer	12,869	161	4,721	(2,599)	100	15,252
Totals	$113,895	$18,879	$30,834	$(6,345)	$2,452	$159,715

	Six Months Ended June 30, 2022
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,751	$—	$(263)	$—	$64	$—	$2,552
Commercial real estate - owner occupied	8,579	—	(1,203)	—	—	—	7,376
Commercial real estate - non-owner occupied	36,617	31	9,802	—	9	—	46,459
Residential real estate	12,811	17	1,708	(1)	303	(17)	14,821
Commercial and financial	19,744	3	(2,128)	(822)	348	(1)	17,144
Consumer	2,813	—	(538)	(294)	438	(2)	2,417
Totals	$83,315	$51	$7,378	$(1,117)	$1,162	$(20)	$90,769

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
As of June 30, 2023 and December 31, 2022, the Company utilized a blend of Moody’s most recent “U.S. Macroeconomic Outlook Baseline” and “Alternative Scenario 3 Downside 90th Percentile” scenarios and considered the uncertainty associated with the assumptions in both scenarios, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, the ongoing Russia-Ukraine conflict and the magnitude of the resulting market disruption, the potential impact of persistent high inflation on economic growth and expectations around a recession occurring over the next 12 to 24 months. Outcomes in any or all of these factors could differ from the scenarios identified above, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk not captured in the quantitative model.
The following section discusses changes in the level of the allowance for credit losses for the three months ended June 30, 2023.
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
In the Commercial Real Estate - Owner-Occupied segment, the increase in the allowance reflects higher loan balances. Risk characteristics include but are not limited to, collateral type, note structure and loan seasoning.
In the Commercial Real Estate - Non Owner-Occupied segment, the increase in the allowance is attributed to changes in economic forecast variables for commercial real estate, partially offset by lower loan balances. Repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure and loan seasoning are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The decrease in the allowance is due to continued resilience in economic indicators relevant to the Florida housing market. partially offset by higher loan balances. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, loan to value ratios and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The increase in reserves is primarily attributed to higher reserves on individually evaluated loans. Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses.

Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. The decrease in the allowance is primarily due to lower loan balances.
The allowance for credit losses is composed of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. The Company’s loan portfolio and related allowance at June 30, 2023 and December 31, 2022 are shown in the following tables:

	June 30, 2023
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$430	$107	$793,941	$6,853	$794,371	$6,960
Commercial real estate - owner occupied	6,261	15	1,663,108	6,403	1,669,369	6,418
Commercial real estate - non-owner occupied	8,670	318	3,361,541	53,785	3,370,211	54,103
Residential real estate	11,775	22	2,384,577	36,688	2,396,352	36,710
Commercial and financial	40,162	20,009	1,575,372	20,263	1,615,534	40,272
Consumer	2,271	2,081	269,811	13,171	272,082	15,252
Totals	$69,569	$22,552	$10,048,350	$137,163	$10,117,919	$159,715

	December 31, 2022
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$59	$—	$587,273	$6,464	$587,332	$6,464
Commercial real estate - owner occupied	3,346	41	1,474,956	6,010	1,478,302	6,051
Commercial real estate - non-owner occupied	4,183	230	2,585,591	43,028	2,589,774	43,258
Residential real estate	11,333	275	1,838,170	29,330	1,849,503	29,605
Commercial and financial	12,167	2,639	1,341,059	13,009	1,353,226	15,648
Consumer	426	362	286,161	12,507	286,587	12,869
Totals	$31,514	$3,547	$8,113,210	$110,348	$8,144,724	$113,895

Note 6 – Derivatives
Back-to-Back Swaps
The Company offers interest rate swaps when requested by customers to allow them to hedge the risk of rising interest rates on their variable rate loans. Upon entering into these swaps, the Company enters into offsetting positions with counterparties in order to minimize the interest rate risk. These back-to-back swaps qualify as freestanding financial derivatives with the fair values reported in Other Assets and Other Liabilities. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under the arrangements for financial statement presentation purposes. Gains and losses on these back-to-back swaps, which offset, are recorded through noninterest income. No net gains or losses have been recognized to date on these instruments. As of June 30, 2023, the interest rate swaps had an aggregate notional value of $457.2 million, with a fair value of $29.0 million recorded in Other Assets and Other Liabilities. As of December 31, 2022, the interest rate swaps had an aggregate notional value of $312.8 million, with a fair value of $23.1 million recorded in Other Assets and Other Liabilities. The weighted average maturity was 6.7 years at both June 30, 2023 and at December 31, 2022.
Interest Rate Floors Designated as Cash Flow Hedges
The Company has entered into interest rate floor contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During 2020, the Company entered into two interest rate floor contracts, each with a notional amount of $150.0 million, maturing in October 2023 and November 2023, respectively. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. As of June 30, 2023 and December 31, 2022, the interest rate floors had a nominal fair value. For the three and six months ended June 30, 2023, the Company recognized nominal amounts through other comprehensive income, and reclassified $0.2 million and $0.3 million, respectively, out of accumulated other comprehensive income and into interest income. For the three and six months ended June 30, 2022, the Company recognized a loss through other comprehensive income of $0.1 million and $0.2 million, respectively, and reclassified $0.1 million and $0.2 million, respectively, out of accumulated other comprehensive income and into interest income. During the next twelve months, the Company expects to reclassify $0.3 million from accumulated other comprehensive income into interest income related to these agreements.
Interest Rate Swaps Designated as Fair Value Hedges
During the three months ended June 30, 2023, the Company entered into two interest rate swap contracts to hedge the risk of changes in fair value of the AFS portfolio due to changes in the Secured Overnight Financing Rate (“SOFR”) interest rate. Each fair value hedge utilizes the portfolio layer method hedge designation type for a notional amount of $200 million, maturing April 2025. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and will assess the effectiveness on a monthly basis. Therefore, changes in interest rates affecting the fair value of these derivative contracts are recognized in other comprehensive income. These derivative instruments are primarily for risk management purposes. As of June 30, 2023, the interest rate swaps had a notional value of $400 million with a fair value of $6.2 million. For the three months ended June 30, 2023, the Company recognized gains through other comprehensive income of $6.3 million, and reclassified $0.1 million out of accumulated other comprehensive income and into interest income.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
At June 30, 2023
Back-to-back swaps	$457,193	$29,007	Other Assets and Other Liabilities
Interest rate floors	300,000	—	Other Assets
Fair value hedges	400,000	6,232	Other Assets

At December 31, 2022
Back-to-back swaps	$312,808	$23,140	Other Assets and Other Liabilities
Interest rate floors	300,000	2	Other Assets
The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Available-for-sale securities [1]	$609,295	$—	$6,338	$—
1 At June 30, 2023, and December 31, 2022, the amortized cost basis and unallocated basis adjustments used in hedging relationships was $718.2 million and $0, respectively. Refer to Note 3 for a reconciliation of the amortized cost and fair value of available-for-sale securities.

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	June 30, 2023	December 31, 2022
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$351,890	$184,967

Note 8 – Equity Capital
The Company is well-capitalized and at June 30, 2023, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well-capitalized banks under the regulatory framework for prompt corrective action.

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

Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2023 and December 31, 2022 included:

(In thousands)		Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2023
Financial Assets
Available-for-sale debt securities[1]		$1,916,231	$187	$1,916,044	$—
Derivative financial instruments[2]		35,240	—	35,240	—
Loans held for sale[2]		5,967	—	5,967	—
Loans[3]		20,391	—	1,105	19,286
Other real estate owned[4]		7,526	—	7,526	—
Equity securities[5]		13,507	13,507	—	—
Financial Liabilities
Derivative financial instruments[2]		$29,007	$—	$29,007	$—

At December 31, 2022	At
Financial Assets
Available-for-sale debt securities[1]		$1,871,742	$186	$1,871,556	$—
Derivative financial instruments[2]		23,142	—	23,142	—
Loans held for sale[2]		3,151	—	3,151	—
Loans[3]		8,513	—	1,183	7,330
Other real estate owned[4]		2,301	—	2,301	—
Equity securities[5]		8,220	8,220	—	—
Financial Liabilities
Derivative financial instruments[2]		$23,142	$—	$23,142	$—
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
Derivative financial instruments: The Company offers interest rate swaps to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2. Other derivatives are also classified within Level 2. The fair values of these instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on nonaccrual as of June 30, 2023 and December 31, 2022.
The aggregate fair value and contractual balance of loans held for sale as of June 30, 2023 and December 31, 2022 is as follows:

(In thousands)	June 30, 2023	December 31, 2022
Aggregate fair value	$5,967	$3,151
Contractual balance	5,757	3,071
Excess	210	80
Loans: Loans carried at fair value consist of collateral-dependent real estate loans. Fair value is based on recent real estate appraisals and evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At June 30, 2023, capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 6.7%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. If such adjustments are made, the fair value of these loans is considered Level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $43.3 million with a specific reserve of $23.0 million at June 30, 2023, compared to $10.2 million with a specific reserve of $2.9 million at December 31, 2022.
For loans classified as Level 3, changes included loan additions of $18.9 million offset by $6.9 million in paydowns and charge-offs for the six months ended June 30, 2023.
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the three and six months ended June 30, 2023, there were no such transfers.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of June 30, 2023 and December 31, 2022 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Financial Assets
Debt securities held-to-maturity[1]	$707,812	$—	$577,586	$—
Time deposits with other banks	2,987	—	2,741	—
Loans, net	9,937,813	—	—	9,756,252
Financial Liabilities
Deposit liabilities	12,283,267	—	—	12,270,266
Federal Home Loan Bank (“FHLB”) borrowings	160,000	—	—	160,163
Subordinated debt, net	105,970	—	98,048	—

December 31, 2022

Debt securities held-to-maturity[1]	$747,408	$—	$617,741	$—
Time deposits with other banks	3,236	—	2,989	—
Loans, net	8,022,316	—	—	7,845,375
Financial Liabilities
Deposit liabilities	9,981,595	—	—	9,976,125
Federal Home Loan Bank (“FHLB”) borrowings	150,000	—	—	149,450
Subordinated debt	84,533	—	82,226	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2023 and December 31, 2022:
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

The acquisition of Professional was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $252.4 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.
As part of the acquisition of Professional, options were granted to replace outstanding Professional options. These options were fully vested upon acquisition. The full value of the replacement options, $10.3 million, was associated with pre-combination service and was therefore included in the calculation of the total purchase consideration.

	Initially Measured	Measurement	As Adjusted
(In thousands)	January 31, 2023	Period Adjustments	January 31, 2023
Assets:
Cash and cash equivalents	$141,680	$—	$141,680
Investment securities	167,059	—	167,059
Loans	1,991,713	(5,544)	1,986,169
Bank premises and equipment	2,478	—	2,478
Core deposit intangibles	48,885	—	48,885
Goodwill	248,091	4,288	252,379
BOLI	55,071	—	55,071
Other Assets	74,232	1,256	75,488
Total Assets	$2,729,209	$—	$2,729,209

Liabilities:
Deposits	$2,119,341	$—	$2,119,341
Subordinated debt	21,141	—	21,141
Other Liabilities	167,680	—	167,680
Total Liabilities	$2,308,162	$—	$2,308,162
The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	January 31, 2023
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$156,048	$151,012
Commercial real estate - owner occupied	293,473	274,068
Commercial real estate - non-owner occupied	752,393	692,746
Residential real estate	509,305	483,611
Commercial and financial	392,396	350,628
Consumer	33,656	32,153
PPP Loans	1,951	1,951
Total acquired loans	$2,139,222	$1,986,169
The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	January 31, 2023
Book balance of loans at acquisition	$155,031
Allowance for credit losses at acquisition	(18,879)
Non-credit related discount	(12,361)
Total PCD loans acquired	$123,791
The acquisition of Professional resulted in the addition of $45.5 million in allowance for credit losses, including the $18.9 million identified in the table above for PCD loans, and $26.6 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition. Included within the $18.9 million initial PCD allowance is $5.5 million recorded as a measurement period adjustment during the three months ended June 30, 2023, reflecting information obtained by the Company relating to events or circumstances existing at the acquisition date.

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

The acquisition of Apollo was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $90.3 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.
As part of the acquisition of Apollo, options and warrants were granted to replace outstanding Apollo awards. These awards were fully vested upon acquisition. The full value of the replacement awards, $6.5 million, was associated with pre-combination service and was therefore included in the calculation of the total purchase consideration.

	Initially Measured	Measurement	As Adjusted
(In thousands)	October 7, 2022	Period Adjustments	October 7, 2022
Assets:
Cash and cash equivalents	$41,001	$—	$41,001
Investment securities	203,596	—	203,596
Loans	666,522	—	666,522
Bank premises and equipment	7,809	—	7,809
Core deposit intangibles	28,699	—	28,699
Goodwill	90,237	81	90,318
Other Assets	52,724	(81)	52,643
Total Assets	$1,090,588	$—	$1,090,588

Liabilities:
Deposits	$854,774	$—	$854,774
Other Liabilities	89,972	—	89,972
Total Liabilities	$944,746	$—	$944,746

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	October 7, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$74,126	$70,654
Commercial real estate - owner occupied	131,093	121,600
Commercial real estate - non-owner occupied	374,673	340,561
Residential real estate	76,254	75,957
Commercial and financial	50,125	46,695
Consumer	11,307	11,055
Total acquired loans	$717,578	$666,522

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

The acquisition of Drummond was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $103.6 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.

	Initially Measured	Measurement	As Adjusted
(In thousands)	October 7, 2022	Period Adjustments	October 7, 2022
Assets:
Cash and cash equivalents	$31,805	$—	$31,805
Investment securities	327,852	—	327,852
Loans	544,694	—	544,694
Bank premises and equipment	29,370	—	29,370
Core deposit and other intangibles	32,983	—	32,983
Goodwill	103,476	145	103,621
Other Assets	49,812	(145)	49,667
Total Assets	$1,119,992	$—	$1,119,992

Liabilities:
Deposits	$881,281	$—	$881,281
Other Liabilities	80,379	—	80,379
Total Liabilities	$961,660	$—	$961,660

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	October 7, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$155,041	$140,401
Commercial real estate - owner occupied	112,768	106,152
Commercial real estate - non-owner occupied	26,520	24,744
Residential real estate	85,767	78,663
Commercial and financial	88,026	82,067
Consumer	118,880	112,667
Total acquired loans	$587,002	$544,694

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
The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	(In thousands)
Book balance of loans at acquisition	$714
Allowance for credit losses at acquisition	(15)
Non-credit related discount	(48)
Total PCD loans acquired	$651
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
Acquisition Costs
Acquisition costs included in the Company's income statement for the three months ended June 30, 2023, and 2022 were $15.6 million and $3.0 million, respectively. Acquisition costs included in the Company’s income statement for the six months ended June 30, 2023, and 2022 were $33.2 million and $9.7 million, respectively.
Pro-Forma Information
Pro-forma data as of June 30, 2023 and 2022 present information as if the acquisition of Professional occurred at the beginning of 2022. The pro-forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have occurred if the transactions had been effected on the assumed dates.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net interest income	$126,963	$112,275	$295,883	$217,872
Net income available to common shareholders	31,249	48,458	68,005	44,139
EPS - basic	0.37	0.65	0.80	0.60
EPS - diluted	0.37	0.65	0.80	0.59

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
The emphasis of this discussion will be on the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2023 compared to December 31, 2022.
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
•The Company’s ability to identify and address increased cybersecurity risks, including those impacting vendors and other third parties;
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
•Unexpected outcomes of and the costs associated with, existing or new litigation involving the Company;
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

Business Developments
Acquisition of Professional Holding Corp.
On January 31, 2023, the Company completed the previously announced acquisition of Professional Holding Corp. (“Professional”), parent company of Professional Bank, adding deposits of approximately $2.1 billion and loans of approximately $2.0 billion. Full integration and system conversion activities, including the consolidation of five branches in the South Florida market, were completed in June 2023. Merger related expense synergies are expected to be fully realized in the second half of 2023.

Results of Operations
For the second quarter of 2023, the Company reported net income of $31.2 million, or $0.37 per average diluted share, an increase of $19.4 million, or 164%, from the first quarter of 2023 and a decrease of $1.5 million, or 5%, compared to the second quarter of 2022. The second quarter of 2023 included a $0.8 million reversal of provision for credit losses. The prior quarter included $31.6 million of provision for credit losses, including $26.6 million for loans acquired in the Professional acquisition. For the six months ended June 30, 2023, net income totaled $43.1 million, or $0.52 per average diluted share, a decrease of $10.3 million, or 19%, compared to the six months ended June 30, 2022. Adjusted net income1 for the second quarter of 2023 totaled $49.2 million, or $0.58 per average diluted share, an increase of $20.0 million, or 68%, compared to the first quarter of 2023 and an increase of $12.9 million, or 35%, compared to the second quarter of 2022. For the six months ended June 30, 2023, adjusted net income1 totaled $78.4 million, or $0.94 per average diluted share, compared to $63.4 million, or $1.03 per average diluted share for the six months ended June 30, 2022.

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
	2023	2023	2022	2023	2022
Return on average tangible assets	1.06%	0.52%	1.29%	0.80%	1.07%
Return on average tangible shareholders' equity	12.08	5.96	13.01	9.14	10.46
Efficiency ratio	67.34	65.43	56.22	66.37	59.17

Adjusted return on average tangible assets[1]	1.41%	0.90%	1.38%	1.16%	1.23%
Adjusted return on average tangible shareholders' equity[1]	16.08	10.34	13.97	13.32	11.95
Adjusted efficiency ratio[1]	56.44	53.10	53.15	54.76	53.97
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Net Interest Income and Margin
Net interest income for the second quarter of 2023 totaled $127.0 million, a decrease of $4.2 million, or 3%, compared to the first quarter of 2023, and an increase of $45.3 million, or 56%, compared to the second quarter of 2022. The decrease from prior quarter reflects a decline of $1.8 million in accretion of purchase discount on acquired loans, and the impact of increasing competition on deposit rates. The increase from prior year is primarily due to higher balances and higher yields on securities and loans, partially offset by the higher cost of deposits. Net interest margin (on a fully tax equivalent basis)1 was 3.86% in the second quarter of 2023, compared to 4.31% in the first quarter of 2023, and 3.38% in the second quarter of 2022. The decrease during the second quarter of 2023 compared to the prior quarter was driven by the continued effect of an inverted yield curve, a
1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

decline in accretion on acquired loans and rising deposit costs. Compared to the first quarter of 2023, securities yields increased 28 basis points to 3.13% and loan yields increased three basis points to 5.89% during the second quarter of 2023. The securities yield benefited 12 basis points from swaps initiated during the quarter. The effect on net interest margin of accretion of purchase discounts on acquired loans were increases of 43 basis points in the second quarter of 2023, 53 basis points in the first quarter of 2023, and 12 basis points in the second quarter of 2022.
For the six months ended June 30, 2023, net interest margin (on a fully tax equivalent basis)1 was 4.09%, compared to 3.32% for the six months ended June 30, 2022. The yield on securities increased from 1.83% for the six months ended June 30, 2022 to 2.99% for the six months ended June 30, 2023, reflecting the impact of a higher interest rate environment. The yield on total loans increased from 4.30% for the six months ended June 30, 2022 to 5.88% for the six months ended June 30, 2023, reflecting the impact of the higher interest rate environment. Cost of deposits increased from six basis points for the six months ended June 30, 2022 to 1.09% for the six months ended June 30, 2023. The effect on net interest margin of purchase discounts on acquired loans was an increase of 48 basis points for the six months ended June 30, 2023 compared to an increase of 14 basis points for the six months ended June 30, 2022.
The cost of deposits was 1.38% in the second quarter of 2023, compared to 77 basis points in the first quarter of 2023, and six basis points in the second quarter of 2022. For the six months ended June 30, 2023, the cost of deposits was 1.09%, an increase of 103 basis points compared to the six months ended June 30, 2022. The higher cost of deposits in the first half of 2023 reflects the impact of the Professional acquisition and an increasingly competitive market for deposits. The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Second quarter 2023	$127,153	3.86%	5.30%	2.26%
First quarter 2023	131,351	4.31%	5.19%	1.43%
Second quarter 2022	81,764	3.38%	3.46%	0.14%

Six months ended June 30, 2023	258,504	4.09%	5.26%	1.87%
Six months ended June 30, 2022	158,403	3.32%	3.40%	0.13%
1On tax equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Total average loans increased $0.7 billion, or 8%, for the second quarter of 2023 compared to the first quarter of 2023, and increased $3.6 billion, or 56%, from the second quarter of 2022. The increase compared to the prior year quarter includes $3.2 billion in loans added in recent bank acquisitions.
Average loans as a percentage of average earning assets totaled 76% for the second quarter of 2023, 76% for the first quarter of 2023 and 67% for the second quarter of 2022.

Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2023	2023	2022	2023	2022
Commercial/commercial real estate loan pipeline at period end	$217,574	$297,380	$476,693	$217,574	$476,693
Commercial/commercial real estate loans closed	317,378	321,665	461,855	639,043	834,841

Residential pipeline - saleable at period end	11,492	6,614	14,700	11,492	14,700
Residential loans - sold	19,078	13,935	42,666	33,013	93,888

Residential pipeline - portfolio at period end	27,110	48,371	53,092	27,110	53,092
Residential loans - retained	85,294	90,058	102,996	175,352	278,453

Consumer pipeline at period end	28,446	38,742	75,532	28,446	75,532
Consumer originations	97,184	110,602	130,784	207,786	214,008
Commercial originations during the second quarter of 2023 were $317.4 million, a decrease of $4.3 million, or 1%, compared to the first quarter of 2023, and a decrease of $144.5 million, or 31%, compared to the second quarter of 2022. For the six months ended June 30, 2023, commercial originations were $639.0 million compared to $834.8 million for the six months ended June 30, 2022, a decrease of $195.8 million, or 23%. Commercial pipelines were $217.6 million as of June 30, 2023, a decrease of 27% from $297.4 million at March 31, 2023, and a decrease of 54% from $476.7 million at June 30, 2022. The declines were the result of the impact of higher rates and a continued selective approach on new credit facilities given a cautious economic outlook.
Residential loans originated for sale in the secondary market totaled $19.1 million in the second quarter of 2023, compared to $13.9 million in the first quarter of 2023 and $42.7 million in the second quarter of 2022. For the six months ended June 30, 2023, residential loans originated for sale in the secondary market totaled $33.0 million compared to $93.9 million for the six months ended June 30, 2022, a decrease of $60.9 million, or 65%. Residential saleable pipelines were $11.5 million as of June 30, 2023, compared to $6.6 million as of March 31, 2023 and $14.7 million as of June 30, 2022.
Residential loan production retained in the portfolio for the second quarter of 2023 was $85.3 million, compared to $90.1 million in the first quarter of 2023 and $103.0 million in the second quarter of 2022. The pipeline of residential loans intended to be retained in the portfolio was $27.1 million as of June 30, 2023, compared to $48.4 million as of March 31, 2023, and $53.1 million as of June 30, 2022.
Consumer originations totaled $97.2 million during the second quarter of 2023, compared to $110.6 million in the first quarter of 2023 and $130.8 million in the second quarter of 2022. For the six months ended June 30, 2023, consumer originations totaled $207.8 million compared to $214.0 million for the six months ended June 30, 2022, a decrease of $6.2 million, or 3%. The consumer pipeline was $28.4 million as of June 30, 2023, compared to $38.7 million as of March 31, 2023 and $75.5 million at June 30, 2022.
Average investment securities decreased $27.1 million, or 1%, during the second quarter of 2023 compared to the first quarter of 2023, and were $148.9 million, or 6%, higher compared to the second quarter of 2022. Average investment securities were $2.7 billion for the six months ended June 30, 2023, an increase of $217.1 million, or 9%, compared to the six months ended 2022. Increases in the first half of 2023 include securities added through the Professional acquisition, partially offset by paydowns and maturities.
The cost of average interest-bearing liabilities increased 83 basis points in the second quarter of 2023 to 2.26% from 1.43% in the first quarter of 2023, and from 14 basis points in the second quarter of 2022. The cost of average total deposits (including noninterest bearing demand deposits) was 1.38% in the second quarter of 2023, 77 basis points in the first quarter of 2023 and six basis points in the second quarter of 2022. For the six months ended June 30, 2023, the cost of average total deposits (including noninterest bearing demand deposits) was 1.09% compared to six basis points for the six months ended June 30, 2022.

During the second quarter of 2023, average transaction deposits (noninterest and interest bearing demand) increased $173.5 million, or 3%, compared to the first quarter of 2023 and increased $1.2 billion, or 20%, compared to the second quarter of 2022. For the six months ended June 30, 2023, average transaction deposits increased $1.3 billion or 23%, compared to the six months ended June 30, 2022. The Company’s deposit mix remains favorable, with 90% of average deposit balances comprised of savings, money market, and demand deposits for the six months ended June 30, 2023.
Average balances of sweep repurchase agreements with customers increased $71.3 million, or 41%, from the first quarter of 2023 and $124.4 million, or 103% compared to the second quarter of 2022. The average rate on customer sweep repurchase accounts was 2.61% for the three months ended June 30, 2023, compared to 2.02% for the three months ended March 31, 2023, and 0.31% for the three months ended June 30, 2022. For the six months ended June 30, 2023, the average balance was $209.4 million compared to an average balance of $119.3 million for the six months ended June 30, 2022. The average rate on customer sweep repurchase accounts was 2.37% for the six months ended June 30, 2023, compared to 0.22% for the six months ended June 30, 2022.
Subordinated debt balances averaged $105.9 million in the second quarter of 2023, $98.4 million in the first quarter of 2023, and $71.7 million in the second quarter of 2022. The average rate on subordinated debt for the second quarter of 2023 was 6.80%, an increase of 15 basis points compared to the first quarter of 2023 and an increase of 3.56% compared to the second quarter of 2022. For the six months ended June 30, 2023, subordinated debt averaged $102.2 million, compared to $71.7 million for the six months ended June 30, 2022. The average rate on subordinated debt for the six months ended June 30, 2023 was 6.73%, an increase of 3.88% compared to the six months ended June 30, 2022. The subordinated debt is comprised of trust preferred securities issued by subsidiary trusts of the Company, and subordinated notes assumed in bank acquisitions in 2022 and 2023.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2023						2022
	Second Quarter			First Quarter			Second Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$2,673,633	$20,898	3.13%	$2,700,122	$19,244	2.85%	$2,517,879	$12,387	1.97%
Nontaxable	15,621	120	3.08	16,271	131	3.22	22,443	175	3.12
Total Securities	2,689,254	21,018	3.13	2,716,393	19,375	2.85	2,540,322	12,562	1.98

Federal funds sold	327,433	4,313	5.28	106,778	1,294	4.91	644,144	1,281	0.80
Interest bearing deposits with other banks and other investments	90,783	710	3.14	178,463	2,180	4.95	46,257	636	5.51

Loans excluding PPP loans	10,096,394	148,420	5.90	9,363,873	135,329	5.86	6,454,444	68,647	4.27
PPP Loans	4,834	12	1.00	5,328	12	0.91	26,322	741	11.29
Total Loans	10,101,228	148,432	5.89	9,369,201	135,341	5.86	6,480,766	69,388	4.29

Total Earning Assets	13,208,698	174,473	5.30	12,370,835	158,190	5.19	9,711,489	83,867	3.46

Allowance for credit losses	(156,207)			(139,989)			(90,242)
Cash and due from banks	165,625			156,235			389,695
Premises and equipment	117,726			116,083			74,614
Intangible assets	842,988			750,694			307,411
Bank owned life insurance	293,251			274,517			206,839
Other assets including deferred tax assets	415,208			419,601			240,712
Total Assets	$14,887,289			$13,947,976			$10,840,518

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,666,314	$7,560	1.14%	$2,452,113	$3,207	0.53%	$2,262,408	$293	0.05%
Savings	906,936	427	0.19	1,053,220	400	0.15	962,264	64	0.03
Money market	2,806,672	19,196	2.74	2,713,224	12,426	1.86	1,938,421	637	0.13
Time deposits	1,425,344	14,477	4.07	812,422	5,552	2.77	496,186	436	0.35
Securities sold under agreements to repurchase	244,824	1,593	2.61	173,498	864	2.02	120,437	94	0.31
Federal Home Loan Bank borrowings	251,596	2,272	3.62	282,444	2,776	3.99	—	—	—
Subordinated debt	105,861	1,795	6.80	98,425	1,614	6.65	71,740	579	3.24
Total Interest-Bearing Liabilities	8,407,547	47,320	2.26	7,585,346	26,839	1.43	5,851,456	2,103	0.14
Noninterest demand	4,294,251			4,334,969			3,520,700
Other liabilities	114,962			130,616			117,794
Total Liabilities	12,816,760			12,050,931			9,489,950

Shareholders' equity	2,070,529			1,897,045			1,350,568

Total Liabilities & Equity	$14,887,289			$13,947,976			$10,840,518

Cost of deposits			1.38%			0.77%			0.06%
Interest expense as a % of earning assets			1.44%			0.88%			0.09%

Net interest income as a % of earning assets	$127,153	3.86%	$131,351	4.31%	$81,764	3.38%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2023			2022
	Year to Date			Year to Date
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$2,686,804	$40,142	2.99%	$2,462,447	$22,428	1.82%
Nontaxable	15,944	251	3.15	23,238	352	3.03
Total Securities	2,702,748	40,393	2.99	2,485,685	22,780	1.83

Federal funds sold	228,491	5,787	5.11	691,105	1,631	0.48
Interest bearing deposits with other banks and other investments	90,750	2,710	6.02	45,631	1,219	5.39

Loans excluding PPP loans	9,732,156	283,749	5.88	6,366,194	134,322	4.25
PPP Loans	5,080	24	0.95	44,024	2,264	10.37
Total Loans	9,737,236	283,773	5.88	6,410,218	136,586	4.30

Total Earning Assets	12,759,225	332,663	5.26	9,632,639	162,216	3.40

Allowance for credit losses	(148,143)			(88,862)
Cash and due from banks	193,811			377,831
Premises and equipment	116,909			75,241
Intangible assets	797,096			305,875
Bank owned life insurance	283,936			206,173
Other assets including deferred tax assets	417,393			226,205
Total Assets	$14,420,227			$10,735,102

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,559,805	$10,767	0.85%	$2,180,351	$483	0.04%
Savings	979,674	827	0.17	943,908	129	0.03
Money market	2,760,207	31,622	2.31	1,957,435	1,149	0.12
Time deposits	1,120,576	20,029	3.60	528,255	904	0.35
Securities sold under agreements to repurchase	209,358	2,456	2.37	119,298	133	0.22
Federal Home Loan Bank borrowings	266,935	5,048	3.81	—	—	—
Subordinated debt	102,164	3,410	6.73	71,706	1,015	2.85
Total Interest-Bearing Liabilities	7,998,719	74,159	1.87	5,800,953	3,813	0.13
Noninterest demand	4,314,498			3,428,921
Other liabilities	122,746			129,815
Total Liabilities	12,435,963			9,359,689

Shareholders' equity	1,984,264			1,375,413

Total Liabilities & Equity	$14,420,227			$10,735,102

Cost of deposits			1.09%			0.06%
Interest expense as a % of earning assets			1.17%			0.08%
Net interest income as a % of earning assets		$258,504	4.09%		$158,403	3.32%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $21.6 million for the second quarter of 2023, a decrease of $0.9 million, or 4%, compared to the first quarter of 2023 and an increase of $4.6 million, or 27%, from the second quarter of 2022. Noninterest income totaled $44.0 million for the six months ended June 30, 2023, an increase of $11.7 million, or 36%, compared to the six months ended months ended June 30, 2022.
Noninterest income is detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2023	2023	2022	2023	2022
Service charges on deposit accounts	$4,560	$4,242	$3,408	$8,802	$6,209
Interchange income	5,066	4,694	4,255	9,760	8,383
Wealth management income	3,318	3,063	2,774	6,381	5,433
Mortgage banking fees	576	426	932	1,002	2,618
Insurance agency income	1,160	1,101	—	2,261	—
SBA gains	249	322	473	571	629
BOLI income	2,068	1,916	1,349	3,984	2,683
Other income	4,755	6,574	4,073	11,329	7,134
	21,752	22,338	17,264	44,090	33,089
Securities (losses) gains, net	(176)	107	(300)	(69)	(752)
Total	$21,576	$22,445	$16,964	$44,021	$32,337
Service charges on deposits were $4.6 million in the second quarter of 2023, $4.2 million in the first quarter of 2023 and $3.4 million in the second quarter of 2022. For the six months ended June 30, 2023, service charges on deposits totaled $8.8 million, an increase of $2.6 million, or 42%, compared to the six months ended June 30, 2022. Increases in fees primarily reflect the benefit of an expanded deposit base, including from acquisitions, and the continued benefit of the expansion of treasury management services to commercial customers. Overdraft-related fees for both consumer and commercial accounts represent 35% of total service charges on deposits for the six months ended June 30, 2023, and 38% for the six months ended June 30, 2022.
Interchange income increased to $5.1 million for the second quarter of 2023, compared to $4.7 million for the first quarter of 2023, and $4.3 million for the second quarter of 2022. For the six months ended June 30, 2023, interchange income totaled $9.8 million, an increase of $1.4 million, or 16%, compared to the six months ended June 30, 2022. Beginning in the third quarter of 2023, the Company’s interchange income will be reduced by the requirements of the Durbin amendment, which became effective for the Company on July 1, 2023.
Wealth management income, including trust fees and brokerage commissions and fees, was $3.3 million in the second quarter of 2023, compared to $3.1 million for the first quarter of 2023 and $2.8 million for the second quarter of 2022. Assets under management increased by $60.0 million in the second quarter of 2023, bringing total assets under management to $1.6 billion. For the six months ended June 30, 2023, wealth management income totaled $6.4 million, an increase of $0.9 million, or 17%, compared to the six months ended June 30, 2022. The wealth management team continues to demonstrate notable success in building relationships.
Mortgage banking fees totaled $0.6 million in the second quarter of 2023, compared to $0.4 million the first quarter of 2023, and $0.9 million in the second quarter of 2022. For the six months ended June 30, 2023, mortgage banking fees totaled $1.0 million, a decrease of $1.6 million, or 62%, compared to the six months ended June 30, 2022, reflecting lower saleable production due to significantly higher interest rates and limited housing inventory.
Insurance agency income increased $0.1 million, or 5%, compared to the first quarter of 2023 and totaled $1.2 million. The Company acquired a commercial insurance agency during the fourth quarter of 2022 in conjunction with the acquisition of Drummond, adding another source of noninterest income.
SBA gains were $0.2 million in the second quarter of 2023, compared to $0.3 million in the first quarter of 2023, and $0.5 million in the second quarter of 2022. For the six months ended June 30, 2023, SBA gains totaled $0.6 million, a decrease of $0.1 million, or 9%, compared to the six months ended June 30, 2022.

Bank owned life insurance (“BOLI”) income was $2.1 million for the second quarter of 2023, an increase of $0.2 million, or 8%, compared to the first quarter of 2023 and an increase of $0.7 million, or 53%, compared to the second quarter of 2022. The increases are attributed to additions of $53.1 million in BOLI in the fourth quarter of 2022 and $55.1 million in the first quarter of 2023 from bank acquisitions. BOLI income totaled $4.0 million for the six months ended June 30, 2023 and $2.7 million for the six months ended June 30, 2022.
Other income was $4.8 million in the second quarter of 2023, a decrease of $1.8 million quarter-over-quarter and an increase of $0.7 million year-over-year. The decrease from prior quarter is primarily the result of BOLI death benefits of $2.1 million recognized in the prior quarter. For the six months ended June 30, 2023, other income totaled $11.3 million, an increase of $4.2 million, or 59%, compared to the six months ended June 30, 2022.
Securities losses in the second quarter of 2023 totaled $0.2 million, resulting from mark to market adjustments on the Company’s CRA qualified mutual funds.

Noninterest Expenses
Noninterest expense for the second quarter of 2023 totaled $107.9 million, an increase of $0.4 million, or 0.4%, compared to the first quarter of 2023, and an increase of $51.7 million, or 92%, from the second quarter of 2022. For the six months ended June 30, 2023, noninterest expense totaled $215.3 million, an increase of $100.3 million, or 87%, compared to the six months ended June 30, 2022. Noninterest expenses are detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2023	2023	2022	2023	2022
Salaries and wages	$45,155	$47,616	$28,056	$92,771	$56,275
Employee benefits	7,472	8,562	4,151	16,034	9,652
Outsourced data processing costs	20,222	14,553	6,043	34,775	12,199
Telephone/data lines	1,518	1,081	908	2,599	1,641
Occupancy	7,065	6,938	4,050	14,003	8,036
Furniture and equipment	2,345	2,267	1,588	4,612	3,014
Marketing	2,047	2,238	1,882	4,285	3,053
Legal and professional fees	4,062	7,479	2,946	11,541	7,735
FDIC assessments	2,116	1,443	699	3,559	1,488
Amortization of intangibles	7,654	6,727	1,446	14,381	2,892
Foreclosed property expense and net (gain) loss on sale	(57)	195	(968)	138	(1,132)
Provision for credit losses on unfunded commitments	—	1,239	—	1,239	142
Other	8,266	7,137	5,347	15,403	10,070
Total	$107,865	$107,475	$56,148	$215,340	$115,065
Salaries and wages totaled $45.2 million for the second quarter of 2023, $47.6 million for the first quarter of 2023, and $28.1 million for the second quarter of 2022. The second quarter of 2023 reflects $1.6 million in merger-related expenses compared to $4.2 million in the first quarter of 2023. For the six months ended June 30, 2023, salaries and wages totaled $92.8 million, an increase of $36.5 million, or 65%, compared to the six months ended June 30, 2022. Excluding merger-related expenses, increases in 2023 are the result of the overall growth in the organization.
In the third quarter of 2023, the Company is continuing its focus on efficiency and streamlining operations, and in late July 2023, executed a reduction in the Company’s workforce by approximately 5%. The Company will incur severance charges in a range of approximately $2.0 to $3.0 million in the third quarter of 2023. The resulting lower compensation expense in the third quarter of 2023 will largely be offset by investments in marketing to drive low-cost deposit growth, and lower expense deferral associated with slowing loan originations. The Company expects the full benefit of the reduction in workforce to materialize in the fourth quarter of 2023.
During the second quarter of 2023, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $7.5 million, a decrease of $1.1 million, or 13%, compared to the first quarter of 2023, and an increase of $3.3 million, or 80%, compared to the second quarter of 2022. The decrease from the first quarter of 2023 reflects higher seasonal payroll taxes impacting the first quarter of 2023. For the six months ended June 30, 2023, employee benefit costs totaled $16.0 million, an increase of $6.4 million, or 66%, compared to the six months ended June 30, 2022.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $20.2 million, $14.6 million, and $6.0 million for the second quarter of 2023, first quarter of 2023, and second quarter of 2022, respectively. For the six months ended June 30, 2023 and June 30, 2022, outsourced data processing costs totaled $34.8 million and $12.2 million, respectively. Higher expenses in the second quarter of 2023 included $10.9 million in direct acquisition-related costs, including termination penalties on acquired technology contracts upon system conversion, compared to $6.6 million in the first quarter of 2023, and $0.4 million in the second quarter of 2022.
Telephone and data line expenditures, including electronic communications with customers and between branch and customer support locations and personnel, as well as with third-party data processors, were $1.5 million, $1.1 million, and $0.9 million for the second quarter of 2023, first quarter of 2023, and second quarter of 2022, respectively. For the six months ended June 30, 2023, telephone and data line expenditures totaled $2.6 million, an increase of $1.0 million, or 58%, compared to the six months ended June 30, 2022. The increases during 2023 reflect the expansion of the branch footprint.
Total occupancy, furniture and equipment expenses were $9.4 million in the second quarter of 2023, $9.2 million in the first quarter of 2023, and $5.6 million in the second quarter of 2022. For the six months ended June 30, 2023, total occupancy, furniture and equipment expenses totaled $18.6 million, an increase of $7.6 million, or 68%, compared to the six months ended June 30, 2022. Year over year increases reflect the expansion of the Company’s footprint across Florida.
Marketing expenses totaled $2.0 million in the second quarter of 2023, $2.2 million in the first quarter of 2023, and $1.9 million in the second quarter of 2022. For the six months ended June 30, 2023, marketing expenses totaled $4.3 million, an increase of $1.2 million, or 40%, compared to the six months ended June 30, 2022.
Legal and professional fees for the second quarter of 2023 were $4.1 million, a decrease of $3.4 million, or 46%, compared to the first quarter of 2023, and an increase of $1.1 million, or 38%, compared to the second quarter of 2022. Acquisition-related expenses were $1.7 million in the second quarter of 2023, $4.8 million in the first quarter of 2023, and $1.4 million in the second quarter of 2022. For the six months ended June 30, 2023, legal and professional fees totaled $11.5 million, an increase of $3.8 million, or 49%, compared to the six months ended June 30, 2022. Acquisition-related expenses were $6.5 million for the six months ended June 30, 2023 and $4.3 million for the six months ended June 30, 2022.
FDIC assessments were $2.1 million for the second quarter of 2023, $1.4 million in the first quarter of 2023, and $0.7 million in the second quarter of 2022. For the six months ended June 30, 2023, FDIC assessments totaled $3.6 million compared to $1.5 million for the six months ended June 30, 2022. The increases reflect deposit growth from acquisitions in the fourth quarter of 2022 and first quarter of 2023.
Amortization of intangibles increased by $0.9 million compared to the first quarter of 2023 and $6.2 million compared to the second quarter of 2022. For the six months ended June 30, 2023, amortization of intangibles totaled $14.4 million compared to $2.9 million for the six months ended June 30, 2022. The acquisitions in the fourth quarter of 2022 and first quarter of 2023 added $110.6 million in core deposit intangible assets, which are amortized using an accelerated amortization method.
Foreclosed property expense and net gain/loss on sale was net a gain of $0.1 million in the second of 2023, a net loss of $0.2 million in the first quarter of 2023, and a net gain of $1.0 million in the second quarter of 2022.
No adjustments were recorded to the reserve for potential credit losses on unfunded lending commitments in the second quarter of 2023. This compares to $1.2 million in provision recorded during the first quarter of 2023, primarily associated with the acquisition of Professional, and no adjustments recorded for the second quarter of 2022.
Other expenses totaled $8.3 million, $7.1 million and $5.3 million for the second quarter of 2023, the first quarter of 2023 and the second quarter of 2022, respectively. For the six months ended June 30, 2023, other expense totaled $15.4 million, an increase of $5.3 million, or 53%, compared to the six months ended June 30, 2022. Increases reflect higher costs in general business and customer support activities resulting from growth in the customer base and the expanded branch footprint, and to maintaining parallel activities and processes prior to the conversion of Professional in June 2023.
For the second quarter of 2023, the efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses), was 67.34%, compared to 65.43% for the first quarter of 2023 and 56.22% for the second quarter of 2022. For the six months ended June 30, 2023, the efficiency ratio was 66.37%, compared to 59.17% for the six months ended June 30, 2022. The adjusted efficiency ratio1 was 56.44% in the second quarter of 2023, compared to 53.10% in the first quarter of 2023 and 53.15% in the second quarter of 2022. The increase from first quarter 2023 primarily reflects the impact of higher deposit rates on net interest income during the period. For the six months ended June 30, 2023, the adjusted efficiency ratio1 was 54.76%, compared to 53.97% for the six months ended June 30, 2022.

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except ratios)	2023	2023	2022	2023	2022
Noninterest expense, as reported	$107,865	$107,475	$56,148	$215,340	$115,065

Merger related charges
Salaries and wages	(1,573)	(4,240)	(652)	(5,813)	(3,605)
Outsourced data processing costs	(10,904)	(6,551)	(420)	(17,455)	(1,052)
Legal and professional fees	(1,664)	(4,789)	(1,381)	(6,453)	(4,272)
Other categories	(1,507)	(1,952)	(586)	(3,459)	(802)
Total merger related charges	(15,648)	(17,532)	(3,039)	(33,180)	(9,731)
Amortization of intangibles	(7,654)	(6,727)	(1,446)	(14,381)	(2,892)
Branch reductions and other expense initiatives	(571)	(1,291)	—	(1,862)	(74)
Adjusted noninterest expense[1]	$83,992	$81,925	$51,663	$165,917	$102,368

Foreclosed property expense and net gain (loss) on sale	57	(195)	968	(138)	1,132
Provision for credit losses on unfunded commitments	—	(1,239)	—	(1,239)	(142)

Net adjusted noninterest expense[1]	$84,049	$80,491	$52,631	$164,540	$103,358

Efficiency ratio	67.34%	65.43%	56.22%	66.37%	59.17%
Adjusted efficiency ratio[1,2]	56.44	53.10	53.15	54.76	53.97
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
[2]Adjusted efficiency ratio is defined as noninterest expense, including adjustments to noninterest expense divided by aggregated tax equivalent net interest income and noninterest income, including adjustments to revenue.

Provision for Credit Losses
The provision for credit losses was a net benefit of $0.8 million for the second quarter of 2023, compared to provision expense of $31.6 million for the first quarter of 2023, and provision expense of $0.8 million for the second quarter of 2022. The first quarter of 2023 included $26.6 million day one provision recorded in conjunction with the Professional acquisition.

Income Taxes
For the second quarter of 2023, the Company recorded tax expense of $10.2 million, compared to $2.7 million in the first quarter of 2023 and $8.9 million in the second quarter of 2022, with an effective tax rate of 24.6%, 18.6% and 21.3%, respectively. The first quarter of 2023 included a discrete benefit of $0.6 million related to the BOLI distribution which, combined with lower overall pre-tax income, resulted in a lower effective tax rate. Tax expense related to stock-based compensation totaled $0.3 million in the second quarter of 2023, compared to a tax benefit of $0.2 million in the first quarter of 2023, and a tax benefit of $0.4 million in the second quarter of 2022. For the six months ended June 30, 2023, tax expense totaled $12.9 million, a decrease of $1.8 million, or 12%, compared to the six months ended June 30, 2022 due to lower pre-tax income.

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

Reconciliation of Non-GAAP Measures

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2023	2023	2022	2023	2022
Net income, as reported:
Net income	$31,249	$11,827	$32,755	$43,076	$53,343

Noninterest Income	$21,576	$22,445	$16,964	$44,021	$32,337
Securities losses (gains), net	176	(107)	300	69	752
BOLI benefits on death (included in other income)	—	(2,117)	—	(2,117)	—
Total adjustments to noninterest income	176	(2,224)	300	(2,048)	752
Total Adjusted Noninterest Income	$21,752	$20,221	$17,264	$41,973	$33,089

Noninterest Expense	$107,865	$107,475	$56,148	$215,340	$115,065
Salaries and wages	(1,573)	(4,240)	(652)	(5,813)	(3,605)
Outsourced data processing costs	(10,904)	(6,551)	(420)	(17,455)	(1,052)
Legal and professional fees	(1,664)	(4,789)	(1,381)	(6,453)	(4,272)
Other categories	(1,507)	(1,952)	(586)	(3,459)	(802)
Total merger-related charges	(15,648)	(17,532)	(3,039)	(33,180)	(9,731)
Amortization of intangibles	(7,654)	(6,727)	(1,446)	(14,381)	(2,892)
Branch reductions and other expense initiatives[1]	(571)	(1,291)	—	(1,862)	(74)
Total adjustments to noninterest expense	(23,873)	(25,550)	(4,485)	(49,423)	(12,697)
Total Adjusted Noninterest Expense	$83,992	$81,925	$51,663	$165,917	$102,368

Income Taxes	$10,189	$2,697	$8,886	$12,886	$14,720
Tax effect of adjustments	6,095	5,912	1,213	12,007	3,409
Adjusted income taxes	16,284	8,609	10,099	24,893	18,129
Adjusted net income	$49,203	$29,241	$36,327	$78,444	$63,383

Earnings per diluted share, as reported	$0.37	$0.15	$0.53	$0.52	$0.86
Adjusted diluted earnings per share	0.58	0.36	0.59	0.94	1.03
Average diluted shares outstanding	85,536	80,717	61,923	83,260	61,818

Adjusted Noninterest Expense	$83,992	$81,925	$51,663	$165,917	$102,368
Foreclosed property expense and net gain (loss) on sale	57	(195)	968	(138)	1,132
Provision for credit losses on unfunded commitments	—	(1,239)	—	(1,239)	(142)
Net Adjusted Noninterest Expense	$84,049	$80,491	$52,631	$164,540	$103,358

Revenue	$148,539	$153,597	$98,611	$302,136	$190,506
Total adjustments to revenue	176	(2,224)	300	(2,048)	752
Impact of FTE adjustment	190	199	117	389	234
Adjusted revenue on a fully tax equivalent basis	$148,905	$151,572	$99,028	$300,477	$191,492
Adjusted Efficiency Ratio	56.44%	53.10%	53.15%	54.76%	53.97%

Net Interest Income	$126,963	$131,152	$81,647	$258,115	$158,169
Impact of FTE adjustment	190	199	117	389	234
Net interest income including FTE adjustment	127,153	131,351	81,764	258,504	158,403
Noninterest income	21,576	22,445	16,964	44,021	32,337
Noninterest expense	107,865	107,475	56,148	215,340	115,065

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2023	2023	2022	2023	2022
Pre-Tax Pre-Provision Earnings	40,864	46,321	42,580	87,185	75,675
Adjustments to noninterest income	176	(2,224)	300	(2,048)	752
Adjustments to noninterest expense	(23,816)	(26,984)	(3,517)	(50,800)	(11,707)
Adjusted Pre-Tax Pre-Provision Earnings	$64,856	$71,081	$46,397	$135,937	$88,134

Average Assets	$14,887,289	$13,947,976	$10,840,518	$14,420,227	$10,735,102
Less average goodwill and intangible assets	(842,988)	(750,694)	(307,411)	(797,096)	(305,875)
Average Tangible Assets	$14,044,301	$13,197,282	$10,533,107	$13,623,131	$10,429,227

Return on Average Assets (ROA)	0.84%	0.34%	1.21%	0.60%	1.00%
Impact of removing average intangible assets and related amortization	0.22	0.18	0.08	0.20	0.07
Return on Average Tangible Assets (ROTA)	1.06	0.52	1.29	0.80	1.07
Impact of other adjustments for Adjusted Net Income	0.35	0.38	0.09	0.36	0.16
Adjusted Return on Average Tangible Assets	1.41%	0.90%	1.38%	1.16%	1.23%

Pre-Tax Pre-Provision return on Average Tangible Assets	1.33%	1.58%	1.66%	1.45%	1.51%
Impact of adjustments on Pre-Tax Pre-Provision earnings	0.52	0.60	0.11	0.56	0.19
Adjusted Pre-Tax Pre-Provision Return on Tangible Assets	1.85%	2.18%	1.77%	2.01%	1.70%

Average Shareholders' Equity	$2,070,529	$1,897,045	$1,350,568	$1,984,264	$1,375,413
Less average goodwill and intangible assets	(842,988)	(750,694)	(307,411)	(797,096)	(305,875)
Average Tangible Equity	$1,227,541	$1,146,351	$1,043,157	$1,187,168	$1,069,538

Return on Average Shareholders' Equity	6.05%	2.53%	9.73%	4.38%	7.82%
Impact of removing average intangible assets and related amortization	6.03	3.43	3.28	4.76	2.64
Return on Average Tangible Common Equity (ROTCE)	12.08	5.96	13.01	9.14	10.46
Impact of other adjustments for Adjusted Net Income	4.00	4.38	0.96	4.18	1.49
Adjusted Return on Average Tangible Common Equity	16.08%	10.34%	13.97%	13.32%	11.95%

Loan Interest Income[2]	$148,432	$135,341	$69,388	$283,773	$136,586
Accretion on acquired loans	(14,191)	(15,942)	(2,720)	(30,133)	(6,437)
Loan interest income excluding accretion on acquired loans[2]	$134,241	$119,399	$66,668	$253,640	$130,149

Yield on Loans[2]	5.89%	5.86%	4.29%	5.88%	4.30%
Impact of accretion on acquired loans	(0.56)	(0.69)	(0.16)	(0.63)	(0.21)
Yield on loans excluding accretion on acquired loans[2]	5.33%	5.17%	4.13%	5.25%	4.09%

Net Interest Income[2]	$127,153	$131,351	$81,764	$258,504	$158,403
Accretion on acquired loans	(14,191)	(15,942)	(2,720)	(30,133)	(6,437)
Net interest income excluding accretion on acquired loans[2]	$112,962	$115,409	$79,044	$228,371	$151,966

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands, except per share data)	2023	2023	2022	2023	2022

Net Interest Margin[2]	3.86%	4.31%	3.38%	4.09%	3.32%
Impact of accretion on acquired loans	(0.43)	(0.53)	(0.12)	(0.48)	(0.14)
Net interest margin excluding accretion on acquired loans[2]	3.43%	3.78%	3.26%	3.61%	3.18%

Loan Interest Income[2]	$148,432	$135,341	$69,388	$283,773	$136,586
Tax equivalent adjustment to loans	(167)	(173)	(81)	(340)	(161)
Loan interest income excluding tax equivalent adjustment	$148,265	$135,168	$69,307	$283,433	$136,425

Securities Interest Income[2]	$21,018	$19,375	$12,562	$40,393	$22,780
Tax equivalent adjustment to securities	(23)	(26)	(36)	(49)	(73)
Securities interest income excluding tax equivalent adjustment	$20,995	$19,349	$12,526	$40,344	$22,707

Net Interest Income[2]	$127,153	$131,351	$81,764	$258,504	$158,403
Tax equivalent adjustments to loans	(167)	(173)	(81)	(340)	(161)
Tax equivalent adjustments to securities	(23)	(26)	(36)	(49)	(73)
Net interest income excluding tax equivalent adjustments	$126,963	$131,152	$81,647	$258,115	$158,169
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company's branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets as of June 30, 2023 were $15.0 billion, an increase of $2.9 billion, or 24%, from December 31, 2022. The increase primarily reflects the acquisition of Professional on January 31, 2023, which added $2.7 billion in assets.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note 3 – Securities” of the Company’s condensed consolidated financial statements.
At June 30, 2023, the Company had $1.9 billion in securities available-for-sale and $707.8 million in securities held-to-maturity. The Company's total debt securities portfolio increased $4.9 million from December 31, 2022.
During the six months ended June 30, 2023, there were $22.4 million of debt securities purchased, $167.1 million acquired through the acquisition of Professional and $149.6 million in paydowns and maturities over the same period. $22.1 million of the securities acquired from Professional were immediately sold with no gain or loss recognized.
Debt securities generally return principal and interest monthly. The modified duration of the available-for-sale portfolio at June 30, 2023 was 4.1, compared to 3.7 at December 31, 2022.
At June 30, 2023, available-for-sale securities had gross unrealized losses of $253.4 million and gross unrealized gains of $0.9 million, compared to gross unrealized losses of $248.7 million and gross unrealized gains of $1.1 million at December 31, 2022. The changes were the result of changes in benchmark interest rates and product spreads during the period. The Company assesses securities in an unrealized loss position on a quarterly basis. As of June 30, 2023, the Company expected to recover the entire amortized cost basis of these securities, and therefore, no allowance for credit losses was recorded.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury and U.S. government agencies and obligations of U.S. government sponsored entities totaled $2.1 billion, or 82%, of the total portfolio.

The portfolio includes $143.0 million, with a fair value of $129.7 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $130.8 million, with a fair value of $118.5 million, in private label mortgage-backed residential securities with weighted average credit support of 22%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate mortgage loans. Non-guaranteed agency commercial securities totaled $12.2 million, with a fair value of $11.2 million. These securities have weighted average credit support of 22%. The collateral underlying these mortgages is primarily pooled multifamily loans.
The Company also has invested $310.5 million in floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of June 30, 2023, all of the Company’s collateralized loan obligations were in AAA/AA tranches with average credit support of 32%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
Held-to-maturity securities consist solely of mortgage-backed securities and collateralized mortgage obligations guaranteed by U.S. government-sponsored entities, each of which is expected to recover any price depreciation over its holding period as the debt securities move to maturity. The Company has significant liquidity and available borrowing capacity through other sources if needed, and has the intent and ability to hold these investments to maturity.
At June 30, 2023, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at June 30, 2023, no allowance for credit losses has been recorded.

Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $10.1 billion at June 30, 2023, a $2.0 billion increase from December 31, 2022. The increase during the first half of 2023 included $2.0 billion added through the Professional acquisition.
The Company remains committed to sound risk management procedures. Portfolio diversification in terms of asset mix, industry, and loan type has been an important element of the Company's lending strategy. The average loan size is only $278 thousand, and the average commercial loan size is only $685 thousand at June 30, 2023, reflecting the Company's longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).
The following table details loan portfolio composition at June 30, 2023 and December 31, 2022 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in Note 4-Loans.

	June 30, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$424,964	$347,876	$21,531	$794,371
Commercial real estate - owner occupied	1,026,700	594,211	48,458	1,669,369
Commercial real estate - non-owner occupied	1,818,307	1,381,801	170,103	3,370,211
Residential real estate	1,674,505	691,863	29,984	2,396,352
Commercial and financial	1,152,360	376,571	81,964	1,610,895
Consumer	166,250	103,667	2,165	272,082
PPP Loans	958	3,681	—	4,639
Totals	$6,264,044	$3,499,670	$354,205	$10,117,919

	December 31, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$364,900	$201,333	$21,100	$587,332
Commercial real estate - owner occupied	995,154	451,202	31,946	1,478,302
Commercial real estate - non-owner occupied	1,695,411	767,138	127,225	2,589,774
Residential real estate	1,558,643	271,378	19,482	1,849,503
Commercial and financial	1,151,273	182,124	15,238	1,348,636
Consumer	177,338	89,458	19,791	286,587
PPP Loans	1,474	3,116	—	4,590
Totals	$5,944,193	$1,965,749	$234,782	$8,144,724
The amortized cost basis of loans included net deferred costs of $37.6 million at June 30, 2023 and $35.1 million at December 31, 2022. At June 30, 2023, the remaining fair value adjustments on acquired loans were $201.8 million, or 5.0%, of the outstanding acquired loan balances, compared to $97.7 million, or 4.3%, of the acquired loan balances at December 31, 2022. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
The following table details commercial real estate - non-owner occupied loans.

	June 30, 2023
(In thousands)	Amortized Cost Basis	% of Total Loans
Commercial real estate - non-owner occupied
Retail	$1,104,772	10.92%
Office	625,562	6.18
Multifamily 5+	512,762	5.07
Hotel/Motel	424,472	4.20
Industrial/Warehouse	369,124	3.65
Other	333,519	3.30
Total commercial real estate - non-owner occupied	$3,370,211	33.32%
Commercial real estate (“CRE”) non-owner occupied loans increased by $780.4 million in the six months ended June 30, 2023, totaling $3.4 billion at June 30, 2023 compared to $2.6 billion at December 31, 2022. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is Retail properties, which totaled approximately $1.1 billion at June 30, 2023. This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. Loans in this segment have a weighted average loan to value of 52% and an average loan size of $2.1 million. The second-largest segment in the non-owner occupied CRE portfolio is Office properties, which totaled approximately $625.6 million at June 30, 2023. This segment targets low to mid-rise suburban offices and is broadly diversified across many types of professional services. There is limited exposure to central business districts. Loans in this segment have a weighted average loan to value of 55% and an average loan size of $1.7 million.
Owner-occupied CRE loans increased by $191.1 million in the six months ended June 30, 2023 to $1.7 billion. Owner-occupied CRE is used by the owner, where the primary source of repayment is the cash flow from business operations housed within the property.
Commercial and financial loans are extended to commercial customers for working capital, physical asset expansion, asset acquisition or other business purposes. Balances increased from December 31, 2022 by $262.3 million, or 19%, totaling $1.6 billion at June 30, 2023, largely attributed to the Professional acquisition.

Residential mortgage loans increased $546.8 million to $2.4 billion as of June 30, 2023. Included in the balance as of June 30, 2023, were $1.1 billion of fixed rate mortgages, $817.2 million of adjustable rate mortgages and $481.2 million in primarily floating rate home equity lines of credit (“HELOCs”), compared to $964.3 million, $402.3 million and $482.9 million, respectively, at December 31, 2022. The increases from December 31, 2022 include approximately $483.6 million acquired through the Professional acquisition. Borrowers in the residential real estate portfolio have an average credit score of 754.
Substantially all residential originations have been underwritten to conventional loan agency standards, including loan balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 62%, with 31% of the loans being in first lien position at June 30, 2023, compared to an average LTV of 69%, with 31% of the portfolio being in the first lien position at December 31, 2022.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $14.5 million, or 5%, to total $272.1 million at June 30, 2023, compared to $286.6 million at December 31, 2022.
At June 30, 2023, the Company had unfunded commitments to extend credit of $4.2 billion, compared to $2.8 billion at December 31, 2022.
Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loans individually greater than $15 million totaled $628.3 million and represented 6% of the total portfolio at June 30, 2023.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital were 52% and 256%, respectively, at June 30, 2023, compared to 45% and 230%, respectively, at December 31, 2022. The increase was primarily the result of the acquisition of Professional Bank. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 48% and 241%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Borrower Modifications, Other Real Estate Owned and Credit Quality
Nonperforming assets (“NPAs”) at June 30, 2023 totaled $55.9 million, and were comprised of $48.3 million of nonaccrual loans, and $7.5 million of other real estate owned (“OREO”). Compared to December 31, 2022, nonaccrual loans increased $19.5 million, primarily the result of the acquisition of Professional. The $5.2 million increase in OREO is the result of closures of three branch properties in the first quarter of 2023. Overall, NPAs increased $24.7 million from $31.1 million as of December 31, 2022. At June 30, 2023, approximately 49% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At June 30, 2023, nonaccrual loans reflected cumulative write downs of approximately $18.7 million, including reserves on individually evaluated loans.
Nonperforming loans to total loans outstanding at June 30, 2023 increased to 0.48% from 0.35% at December 31, 2022. Nonperforming assets to total assets at June 30, 2023 increased to 0.37% from 0.26% at December 31, 2022.

The table below sets forth details related to nonaccrual loans.

	June 30, 2023
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$210	$36	$246
Commercial real estate - owner occupied	1,274	4,622	5,896
Commercial real estate - non-owner occupied	3,158	5,512	8,670
Residential real estate	2,271	6,380	8,651
Commercial and financial	6,407	17,062	23,469
Consumer	1,143	251	1,394
Total	$14,463	$33,863	$48,326

	December 31, 2022
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$53	$562	$615
Commercial real estate - owner occupied	—	2,597	2,597
Commercial real estate - non-owner occupied	2,892	1,292	4,184
Residential real estate	2,213	6,896	9,109
Commercial and financial	4,189	7,426	11,615
Consumer	18	705	723
Total	$9,365	$19,478	$28,843
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
On January 1, 2023, the Company adopted ASU 2022-02 which includes disclosure requirements related to certain modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as troubled borrower modifications (“TBMs”). TBMs are typically in the form of an interest rate reduction, an extension of the amortization period and/or converting the loan to interest only for a limited period of time. In addition to the change in payment terms, the Company seeks to obtain additional collateral and/or guarantors to provide additional support for the loan. The Company does not typically provide forgiveness of principal as a modification. As of June 30, 2023, there were five loans totaling $0.9 million that were TBMs, which is considered immaterial.

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
During the six months ended June 30, 2023, the Company recorded provision expense of $30.8 million. The provision expense included $26.6 million for loans acquired in the Professional acquisition. The Company reported net charge-offs for the six months ended June 30, 2023 of $3.9 million and, for the four most recent quarters, net charge-offs averaged 0.06% of outstanding loans.
The ratio of allowance for credit losses to total loans was 1.58% at June 30, 2023, 1.40% at December 31, 2022, and 1.39% at June 30, 2022.

LIBOR Transition
The Company’s LIBOR transition steering committee has been responsible for overseeing the execution of the Company’s enterprise-wide LIBOR transition program, and for evaluating and mitigating risks associated with the transition from LIBOR. The remaining tenors of U.S. dollar LIBOR ceased publication after June 30, 2023. The Company reviewed its LIBOR loan contracts and customer swap agreements to identify required remediation to support the transition away from LIBOR. As of June 30, 2023, substantially all of these contracts include standardized fallback language or have been amended to new reference rates, which are predominantly SOFR-based. The Company also invests in securities and has issued subordinated debt indexed to LIBOR which, as expected, have transitioned to SOFR-based reference rates or will transition on their next reset date in accordance with existing fallback provisions of the LIBOR Act. The transition did not have a material impact on the Company’s financial position, and results and operations.

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
Cash and cash equivalents, including interest bearing deposits, totaled $727.9 million at June 30, 2023, compared to $201.9 million at December 31, 2022. Higher cash and cash equivalent balances at June 30, 2023 reflect the Company’s increased liquidity position strategy during the year.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Uninsured deposits represented only 34% of overall deposit accounts at June 30, 2023. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 28% of total deposits.
The Company routinely uses debt securities and loans as collateral for secured borrowings. In the event of severe market disruptions, the Company has access to secured borrowings through the FHLB and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company has liquidity sources as discussed below, including cash and lines of credit with the Federal Reserve and FHLB, that represent 155% of uninsured deposits, and 184% of uninsured and uncollateralized deposits.
In addition to $0.7 billion in cash and cash equivalents at June 30, 2023, the Company had $5.7 billion in available borrowing capacity, including $4.7 billion in available collateralized lines of credit, $0.7 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $0.3 billion. Included in available borrowing capacity is approximately $0.4 billion under the Federal Reserve's Bank Term Funding Program, which the Company has not utilized and does not plan to utilize. The Company may also access funding by acquiring brokered deposits. Brokered deposits at June 30, 2023, December 31, 2022, and June 30, 2022 totaled $591.5 million, $58.6 million, and $106.8 million, respectively.
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the second quarter of 2023, Seacoast Bank distributed $5.1 million to the Company and, at June 30, 2023, is eligible to distribute dividends to the Company of approximately $168.8 million without prior regulatory approval. At June 30, 2023, the Company had cash and cash equivalents at the parent of approximately $117.9 million, compared to $111.8 million at December 31, 2022.

Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

	June 30,	December 31,
(In thousands, except ratios)	2023	2022
Noninterest demand	$4,139,052	$4,070,973
Interest-bearing demand	2,816,656	2,337,590
Money market	2,859,164	1,985,974
Savings	824,255	1,064,392
Time certificates of deposit	1,644,140	522,666
Total deposits	$12,283,267	$9,981,595

Customer sweep accounts	$290,156	$172,029

Noninterest demand deposits as % of total deposits	34%	41%
The Company’s balance sheet continues to be primarily funded by core deposits. Consumer deposits represent 43% of total deposits, with an average balance per account of $23 thousand. Business deposits represent 57% of total deposits, with an average balance per account of $109 thousand. Highlighting the Company's longstanding relationship-based strategy, the average tenure for a Seacoast customer is 9.6 years.
Total deposits increased $2.3 billion, or 23%, to $12.3 billion at June 30, 2023, compared to $10.0 billion at December 31, 2022. The increase primarily reflects the impact of the Professional acquisition, which added $2.1 billion in deposits during the first quarter of 2023.
Noninterest demand deposits represented 34% of total deposits at June 30, 2023 and 41% at December 31, 2022. Transaction account balances (noninterest demand and interest-bearing demand) represented 57% of total deposits at June 30, 2023, compared to 64% at December 31, 2022.
Customer repurchase agreements totaled $290.2 million at June 30, 2023, increasing $118.1 million from December 31, 2022. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At June 30, 2023 and December 31, 2022, borrowings included $72.1 million and $71.6 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company.
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

The weighted average interest rate of outstanding subordinated debt was 6.73% and 2.85% for the six months ended June 30, 2023 and June 30, 2022, respectively.
Federal Home Loan Bank advances totaled $160.0 million at June 30, 2023 with a weighted average interest rate of 3.64%, compared to $150.0 million at December 31, 2022 with a weighted average interest rate of 3.42%.

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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $4.2 billion at June 30, 2023 and $2.8 billion at December 31, 2022.

Capital Resources
The Company’s equity capital at June 30, 2023 increased $446.3 million, or 28%, from December 31, 2022 to $2.1 billion. Changes in equity included increases from net income of $43.1 million, the issuance of $421.0 million in equity in connection with the Professional acquisition, and an increase in accumulated other comprehensive income of $1.2 million, partially offset by the issuance of common stock dividends totaling $29.9 million.
The ratio of shareholders’ equity to period end total assets was 13.66% and 13.24% at June 30, 2023 and December 31, 2022, respectively. The ratio of tangible shareholders’ equity to tangible assets was 8.53% and 9.08% at June 30, 2023 and December 31, 2022, respectively. The decrease in the tangible common equity ratio was due to growth in the balance sheet from the Professional acquisition. Changes in the value of held-to-maturity securities are not reflected under GAAP; however, illustratively, if all held-to-maturity securities were presented at fair value, the tangible common equity ratio would have been 7.87% at June 30, 2023.
Activity in shareholders’ equity for the six months ended June 30, 2023 and 2022 follows:

(In thousands)	2023	2022
Beginning balance at December 31, 2022 and 2021	$1,607,775	$1,310,736
Net income	43,076	53,343
Common stock issued for stock options	5,040	3,442
Issuance of common stock and conversion of options pursuant to acquisitions	421,042	94,067
Stock compensation, net of Treasury shares acquired	5,787	3,035
Issuance of common share dividend	(29,852)	(18,510)
Change in accumulated other comprehensive income	1,209	(116,538)
Repurchase of common stock	(45)	—
Ending balance at June 30, 2023 and 2022	$2,054,032	$1,329,575
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

June 30, 2023	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	14.70%	13.84%	10.00%
Tier 1 Capital Ratio	13.53	12.67	8.00
Common Equity Tier 1 Ratio (CET1)	12.89	12.67	6.50
Leverage Ratio	10.56	9.87	5.00
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 14.70% at June 30, 2023, a decrease from 15.79% at December 31, 2022, primarily due to growth including the acquisition of Professional. At June 30, 2023, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 9.87%, well above the minimum to be well-capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $168.8 million of dividends to the Company.
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
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 month period beginning July 1, 2023, holding all balances on the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not consider changes in the slope of the yield curve. In particular, the steepening or inversion of the yield curve as well as gradually changing interest rate changes could result in different outcomes when compared to the parallel shifts contemplated below.

% Change in Projected Baseline
Change in Interest Rates	Net Interest Income
1-12 months
+2.00%	(8.5)%
+1.00%	(4.0)%
Current	—%
-1.00%	1.8%
-2.00%	3.6%
-3.00%	5.0%
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

% Change in
Change in Interest Rates	Economic Value of
Equity
+2.00%	(11.1)%
+1.00%	(5.0)%
Current	—%
-1.00%	1.3%
-2.00%	1.0%
-3.00%	(1.7%)
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2023 and concluded that those disclosure controls and procedures are effective.
During the quarter ended June 30, 2023, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six month period ended June 30, 2023, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
1/1/23 to 1/31/23	8,783	$31.23	—	$100,000
2/1/23 to 2/28/23	—	—	—	100,000
3/1/23 to 3/31/23	2,703	28.15	—	100,000
Total - 1st Quarter	11,486	$29.84	—	$100,000
4/1/23 to 4/30/23	47,516	23.70	—	100,000
5/1/23 to 5/31/23	—	17.99	2,515	97,485
6/1/23 to 6/30/23	7,117	31.90	—	97,485
Total - 2nd Quarter	54,633	$23.72	2,515	$97,485
[1]Shares purchased from January 1, 2023 through June 30, 2023 represent shares surrendered to the Company to satisfy tax withholding related to the exercise of stock options and the vesting of share-based awards.

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
As of June 30, 2023, 2,515 shares of the Company's common stock had been repurchased under the program.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the three months ended June 30, 2023, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 6. Exhibits

Exhibit 2.1 Agreement and Plan of Merger dated August 7, 2022 by and among the Company, Seacoast Bank, Professional Holding Corp. and Professional Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed August 11, 2022.

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

Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 9, 2023	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

August 9, 2023	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer