Form 10-Q
period 2023-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2023-11-08
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR

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

Common Stock, $0.10 Par Value – 85,149,880 shares as of September 30, 2023

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Interest and fees on loans	$149,871	$73,970	$433,304	$210,395
Interest and dividends on securities	21,498	15,791	61,842	38,497
Interest on interest bearing deposits and other investments	8,477	1,643	16,974	4,493
Total Interest Income	179,846	91,404	512,120	253,385

Interest on deposits	38,396	1,623	81,612	3,384
Interest on time certificates	16,461	380	36,490	1,284
Interest on borrowed money	5,683	1,117	16,597	2,264
Total Interest Expense	60,540	3,120	134,699	6,932

Net Interest Income	119,306	88,284	377,421	246,453

Provision for credit losses	2,694	4,676	33,528	12,054

Net Interest Income after Provision for Credit Losses	116,612	83,608	343,893	234,399

Noninterest income:
Service charges on deposit accounts	4,648	3,504	13,450	9,713
Interchange income	1,684	4,138	11,444	12,521
Wealth management income	3,138	2,732	9,519	8,165
Mortgage banking fees	410	434	1,412	3,052
Insurance agency income	1,183	—	3,444	—
SBA gains	613	108	1,184	737
BOLI income	2,197	1,363	6,181	4,046
Other	4,307	4,186	15,636	11,320
	18,180	16,465	62,270	49,554
Securities losses, net	(387)	(362)	(456)	(1,114)
Total Noninterest Income	17,793	16,103	61,814	48,440

Noninterest Expense:
Salaries and wages	46,431	28,420	139,202	84,695
Employee benefits	7,206	4,074	23,240	13,726
Outsourced data processing costs	8,714	5,393	43,489	17,592
Telephone / data lines	1,409	973	4,008	2,614
Occupancy	6,349	5,046	20,352	13,082
Furniture and equipment	2,052	1,462	6,664	4,476
Marketing	1,876	1,461	6,161	4,514
Legal and professional fees	2,679	3,794	14,220	11,529
FDIC assessments	2,258	760	5,817	2,248
Amortization of intangibles	7,457	1,446	21,838	4,338

Foreclosed property expense and net loss (gain) on sale	274	9	412	(1,123)
Provision for credit losses on unfunded commitments	—	1,015	1,239	1,157
Other	7,210	7,506	22,613	17,576
Total Noninterest Expense	93,915	61,359	309,255	176,424

Income Before Income Taxes	40,490	38,352	96,452	106,415
Provision for income taxes	9,076	9,115	21,962	23,835
Net Income	$31,414	$29,237	$74,490	$82,580

Share Data
Net income per share of common stock
Diluted	$0.37	$0.47	$0.89	$1.33
Basic	0.37	0.48	0.89	1.35
Average common shares outstanding
Diluted	85,666	61,961	83,993	61,867
Basic	85,142	61,442	83,457	61,327

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$31,414	$29,237	$74,490	$82,580

Other comprehensive income (loss):

Unrealized losses on available-for-sale securities, net of tax benefit of $8.1 million and $9.3 million for the three and nine months ended September 30, 2023, respectively, and net of tax benefit of $20.3 million and $56.8 million for the three and nine months ended September 30, 2022, respectively	$(26,065)	$(63,736)	$(29,764)	$(180,221)
Amortization of unrealized (gains) losses on securities transferred to held-to-maturity, net of tax benefit of $3 thousand and $10 thousand for the three and nine months ended September 30, 2023, respectively, and net of tax benefit of $3 thousand and $4 thousand for the three and nine months ended September 30, 2022, respectively	(11)	(11)	(32)	(9)
Reclassification adjustment for gains included in net income, net of tax expense of $1 thousand for the nine months ended September 30, 2023	—	—	(4)	—
Unrealized gains on derivatives designated as fair value hedges, net of reclassifications to income, net of tax expense of $0.2 million and $1.8 million for the three and nine months ended September 30, 2023, respectively	504	—	5,236	—
Unrealized gains (losses) on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $43 thousand and $114 thousand for the three and nine months ended September 30, 2023, respectively, and net of tax expense of $22 thousand and $3 thousand for the three and nine months ended September 30, 2022, respectively	125	65	326	10
Total other comprehensive income (loss)	$(25,447)	$(63,682)	$(24,238)	$(180,220)

Comprehensive Income (Loss)	$5,967	$(34,445)	$50,252	$(97,640)
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2023	2022
Assets
Cash and due from banks	$182,036	$120,748
Interest bearing deposits with other banks	513,946	81,192
Total cash and cash equivalents	695,982	201,940

Time deposits with other banks	4,357	3,236

Debt securities:
Securities available-for-sale (at fair value)	1,841,845	1,871,742
Securities held-to-maturity (fair value $537.2 million at September 30, 2023 and $617.7 million at December 31, 2022)	691,404	747,408
Total debt securities	2,533,249	2,619,150

Loans held for sale (at fair value)	2,979	3,151

Loans	10,011,186	8,144,724
Less: Allowance for credit losses	(149,661)	(113,895)
Loans, net of allowance for credit losses	9,861,525	8,030,829

Bank premises and equipment, net	115,749	116,892
Other real estate owned	7,216	2,301
Goodwill	731,970	480,319
Other intangible assets, net	102,397	75,451
Bank owned life insurance	296,763	237,824
Net deferred tax assets	131,602	94,457
Other assets	339,218	280,212
Total Assets	$14,823,007	$12,145,762

Liabilities
Deposits	$12,107,834	$9,981,595
Securities sold under agreements to repurchase, maturing within 30 days	276,450	172,029
Federal Home Loan Bank ("FHLB") borrowings	110,000	150,000
Subordinated debt	106,136	84,533
Other liabilities	174,193	149,830
Total Liabilities	12,774,613	10,537,987

Shareholders' Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 85,672,995 and outstanding 85,149,880 at September 30, 2023, and authorized 120,000,000, issued 72,099,136 and outstanding 71,617,852 shares at December 31, 2022	8,515	7,162
Additional paid-in-capital	1,813,068	1,377,802
Retained earnings	453,117	423,863
Less: Treasury stock	(14,035)	(13,019)
	2,260,665	1,795,808
Accumulated other comprehensive loss, net	(212,271)	(188,033)
Total Shareholders' Equity	2,048,394	1,607,775
Total Liabilities and Shareholders' Equity	14,823,007	12,145,762
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$74,490	$82,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,090	4,267
(Accretion of discounts) and amortization of premiums on securities, net	(798)	630
Amortization of operating lease right-of-use assets	5,993	4,434
Other amortization and accretion, net	(14,952)	557
Stock based compensation	10,290	6,620
Origination of loans designated for sale	(82,695)	(148,444)
Sale of loans designated for sale	86,221	184,045
Provision for credit losses	33,528	12,054
Deferred income taxes	(3,348)	1,309
Gains on sale of securities	(5)	—
Gains on sale of loans	(2,993)	(5,082)
Gains on sale and write-downs of other real estate owned	(37)	(1,302)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	1,755	1,127
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease (increase) in other assets	5,507	(6,273)
Net increase in other liabilities	1,684	10,841
Net cash provided by operating activities	$120,730	$147,363

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	153,866	219,868
Maturities and repayments of debt securities held-to-maturity	58,357	69,665
Proceeds from sale of debt securities available-for-sale	30,490	26,011
Purchases of debt securities available-for-sale	(28,095)	(673,656)
Purchases of debt securities held-to-maturity	—	(206,065)
Maturities of time deposits with other banks	1,492	1,992
Purchases of time deposits with other banks	(2,613)	—
Net new loans and principal repayments	159,298	(282,514)
Purchases of loans held for investment	—	(111,292)
Proceeds from sale of other real estate owned	577	14,208
Additions to other real estate owned	—	(590)
Proceeds from sale of FHLB and Federal Reserve Bank Stock	73,473	—
Purchase of FHLB and Federal Reserve Bank Stock	(90,896)	(3,428)
Net cash from bank acquisitions	141,674	208,933
Additions to bank premises and equipment	(9,665)	(11,799)
Net cash provided by (used in) investing activities	$487,958	$(748,667)

 See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash Flows from Financing Activities
Net increase in deposits	$6,898	$135,545
Net increase (decrease) in repurchase agreements	104,421	(27,374)
Net decrease in FHLB borrowings with original maturities of three months or less	(220,000)	—
Repayments of FHLB borrowings with original maturities of more than three months	(75,000)	—
Proceeds from FHLB borrowings with original maturities of more than three months	110,000	—
Stock based employee benefit plans	4,316	3,031
Repurchase of common stock	(45)	—
Dividends paid	(45,236)	(29,012)
Net cash provided by financing activities	$(114,646)	$82,190
Net increase (decrease) in cash and cash equivalents	494,042	(519,114)
Cash and cash equivalents at beginning of period	201,940	737,729
Cash and cash equivalents at end of period	$695,982	$218,615

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$124,927	$6,906
Net (refund received) cash paid during the period for taxes	(7,920)	19,591
Recognition of operating lease right-of-use assets, other than through bank acquisitions, net of terminations	2,068	1,968
Recognition of operating lease liabilities, other than through bank acquisitions, net of terminations	2,080	1,968

Supplemental disclosure of non-cash investing activities: [1]
Transfers from bank premises to other real estate owned	5,455	1,008
[1]See "Note 11 - Business Combinations" for non cash transactions related to business combinations.

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at June 30, 2023	85,086	8,509	1,809,431	437,087	(14,171)	(186,824)	2,054,032
Comprehensive income (loss)	—	—	—	31,414	—	(25,447)	5,967
Stock based compensation expense	30	—	3,194	—	—	—	3,194
Common stock transactions related to stock based employee benefit plans	34	6	443	—	136	—	585
Dividends on common stock ($0.18 per share)	—	—	—	(15,384)	—	—	(15,384)
Three months ended September 30, 2023	64	6	3,637	16,030	136	(25,447)	(5,638)
Balance at September 30, 2023	85,150	$8,515	$1,813,068	$453,117	$(14,035)	$(212,271)	$2,048,394

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at June 30, 2022	61,410	6,141	1,065,167	393,431	(11,632)	(123,532)	1,329,575
Comprehensive income (loss)	—	—	—	29,237	—	(63,682)	(34,445)
Stock based compensation expense	21	—	2,504	—	—	—	2,504
Common stock transactions related to stock based employee benefit plans	45	7	570	—	93	—	670
Dividends on common stock ($0.17 per share)	—	—	—	(10,502)	—	—	(10,502)
Three months ended September 30, 2022	66	7	3,074	18,735	93	(63,682)	(41,773)
Balance at September 30, 2022	61,476	$6,148	$1,068,241	$412,166	$(11,539)	$(187,214)	$1,287,802

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2022	71,618	$7,162	1,377,802	423,863	(13,019)	(188,033)	1,607,775
Comprehensive income (loss)	—	—	—	74,490	—	(24,238)	50,252
Stock based compensation expense	30	—	10,290	—	—	—	10,290
Common stock transactions related to stock based employee benefit plans	713	74	5,258	—	(1,016)	—	4,316
Repurchase of common stock	(3)	—	(45)	—	—	—	(45)
Issuance of common stock, pursuant to acquisition	12,792	1,279	409,459	—	—	—	410,738
Conversion of options, pursuant to acquisition	—	—	10,304	—	—	—	10,304
Dividends on common stock ($0.53 per share)	—	—	—	(45,236)	—	—	(45,236)
Nine months ended September 30, 2023	13,532	1,353	435,266	29,254	(1,016)	(24,238)	440,619
Balance at September 30, 2023	85,150	$8,515	$1,813,068	$453,117	$(14,035)	$(212,271)	$2,048,394

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2021	58,504	$5,850	$963,851	$358,598	$(10,569)	$(6,994)	1,310,736
Comprehensive income (loss)	—	—	—	82,580	—	(180,220)	(97,640)
Stock based compensation expense	21	—	6,620	—	—	—	6,620
Common stock transactions related to stock based employee benefit plans	401	43	3,958	—	(970)	—	3,031
Issuance of common stock, pursuant to acquisitions	2,550	255	89,979	—	—	—	90,234
Conversion of options, pursuant to acquisitions	—	—	3,833	—	—	—	3,833
Dividends on common stock ($0.47 per share)	—	—	—	(29,012)	—	—	(29,012)
Nine months ended September 30, 2022	2,972	298	104,390	53,568	(970)	(180,220)	(22,934)
Balance at September 30, 2022	61,476	$6,148	$1,068,241	$412,166	$(11,539)	$(187,214)	$1,287,802
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
Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates: The preparation of these consolidated financial statements requires management to make judgments in the application of certain accounting policies that involve significant estimates and assumptions. The Company has established policies and control procedures that are intended to ensure valuation methods are well-controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues, and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Specific areas, among others, requiring the application of management’s estimates include the determination of the allowance for credit losses, acquisition accounting and purchased loans, intangible assets and impairment testing, other fair value measurements, and contingent liabilities.
Adoption of New Accounting Pronouncement
On January 1, 2023, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2022-02, “Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, and introduces new disclosures related to modifications with borrowers that are experiencing financial difficulties. ASU 2022-02 also requires the disclosure of current-period gross write-offs by year of origination for financing receivables held at amortized cost. Upon adoption, the Company eliminated the separate allowance for credit loss estimation process for loans classified as TDRs. The adoption did not have a material impact to the consolidated financial statements. For additional information on the loans modified for borrowers in financial difficulty and for the disclosure of current-period gross write-offs by year of origination, see “Note 4 – Loans.”
On January 1, 2023, the Company adopted FASB ASU 2022-01, “Fair Value Hedging - Portfolio Layer Method.” ASU 2022-01 permits the designation of multiple hedging relationships on a single closed portfolio. The guidance also expands the scope of the portfolio layer method to include non-prepayable assets, specifies eligible hedging instruments in a single-layer hedge, and provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method. The adoption did not have a material impact to the consolidated financial statements. For additional information on fair value hedges, see “Note 6 – Derivatives.”

Note 2 – Earnings per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

For the three and nine months ended September 30, 2023, 368,968 options to purchase shares of the Company’s common stock were anti-dilutive. For the three and nine months ended September 30, 2022, 1,505 options to purchase shares of the Company's common stock were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Basic earnings per share
Net income	$31,414	$29,237	$74,490	$82,580
Average common shares outstanding	85,142	61,442	83,457	61,327
Net income per share	$0.37	$0.48	$0.89	$1.35

Diluted earnings per share
Net income	$31,414	$29,237	$74,490	$82,580
Average common shares outstanding	85,142	61,442	83,457	61,327
Add: Dilutive effect of employee restricted stock and stock options	524	519	536	540
Average diluted shares outstanding	85,666	61,961	83,993	61,867
Net income per share	$0.37	$0.47	$0.89	$1.33
Net income has not been allocated to unvested restricted stock awards that are participating securities because the amounts that would be allocated are not material to net income per share of common stock. Unvested restricted stock awards that are participating securities represent less than one percent of all of the outstanding shares of common stock for each of the periods presented.

Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$39,388	$2	$(954)	$38,436
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,593,306	58	(266,725)	1,326,639
Private mortgage-backed securities and collateralized mortgage obligations	139,089	25	(13,927)	125,187
Collateralized loan obligations	307,664	—	(3,496)	304,168
Obligations of state and political subdivisions	21,768	—	(2,116)	19,652
Other debt securities	27,293	596	(126)	27,763
Totals	$2,128,508	$681	$(287,344)	$1,841,845

Held-to-Maturity Debt Securities
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$691,404	$—	$(154,186)	$537,218
Totals	$691,404	$—	$(154,186)	$537,218

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$13,813	$173	$(339)	$13,647
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,561,197	539	(223,083)	1,338,653
Private mortgage-backed securities and collateralized mortgage obligations	179,148	70	(12,831)	166,387
Collateralized loan obligations	313,155	—	(10,251)	302,904
Obligations of state and political subdivisions	29,350	122	(1,731)	27,741
Other debt securities	22,640	197	(427)	22,410
Totals	$2,119,303	$1,101	$(248,662)	$1,871,742

Held-to-Maturity Debt Securities
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$747,408	$64	$(129,731)	$617,741
Totals	$747,408	$64	$(129,731)	$617,741
During the three months ended March 31, 2023, debt securities with a fair value of $22.1 million obtained in the acquisition of Professional Holding Corp. (“Professional”) were sold. No gain or loss was recognized on the sale. There were $8.4 million in other sales of securities during the three months ended March 31, 2023, with gross gains of $24 thousand and gross losses of $19 thousand. There were no other sales of securities during the three and nine months ended September 30, 2023. During the three months ended March 31, 2022, securities with a fair value of $26.0 million obtained in the acquisition of Business Bank of Florida Corp. were immediately sold. No gain or loss was recognized on the sale. There were no other sales of securities during the three and nine months ended September 30, 2022. Included in “Securities losses, net” are decreases of $0.4 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, and decreases of $0.4 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, in the value of investments in mutual funds that invest in CRA-qualified debt securities.
At September 30, 2023, debt securities with a fair value of $1.8 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities as of September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2023
	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$6,157	$6,083
Due after one year through five years	—	—	11,621	11,365
Due after five years through ten years	—	—	11,075	10,938
Due after ten years	—	—	32,303	29,702
	—	—	61,156	58,088

Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	691,404	537,218	1,593,306	1,326,639
Private mortgage-backed securities and collateralized mortgage obligations	—	—	139,089	125,187
Collateralized loan obligations	—	—	307,664	304,168
Other debt securities	—	—	27,293	27,763
Totals	$691,404	$537,218	$2,128,508	$1,841,845
The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, or using observable market data. The tables below indicate the fair value of available-for-sale debt securities with unrealized losses for which no allowance for credit losses has been recorded.

	September 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$33,881	$(467)	$3,569	$(487)	$37,450	$(954)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	174,339	(18,084)	1,142,859	(248,641)	1,317,198	(266,725)
Private mortgage-backed securities and collateralized mortgage obligations	4,814	(84)	119,348	(13,843)	124,162	(13,927)
Collateralized loan obligations	59,580	(730)	244,588	(2,766)	304,168	(3,496)
Obligations of state and political subdivisions	8,394	(296)	11,258	(1,820)	19,652	(2,116)
Other debt securities	10,765	(126)	—	—	10,765	(126)
Totals	$291,773	$(19,787)	$1,521,622	$(267,557)	$1,813,395	$(287,344)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$3,788	$(328)	$249	$(11)	$4,037	$(339)
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	646,651	(54,956)	667,520	(168,127)	1,314,171	(223,083)
Private mortgage-backed securities and collateralized mortgage obligations	130,488	(8,255)	25,234	(4,576)	155,722	(12,831)
Collateralized loan obligations	242,370	(8,343)	60,534	(1,908)	302,904	(10,251)
Obligations of state and political subdivisions	23,804	(1,656)	425	(75)	24,229	(1,731)
Other debt securities	11,459	(427)	—	—	11,459	(427)
Totals	$1,058,560	$(73,965)	$753,962	$(174,697)	$1,812,522	$(248,662)
At September 30, 2023, the Company had unrealized losses of $266.7 million on mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.3 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, on September 30, 2023, no allowance for credit losses has been recorded.
At September 30, 2023, the Company had $13.9 million of unrealized losses on private-label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $124.2 million. The securities have a weighted average credit support of 22%. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2023, no allowance for credit losses has been recorded.
At September 30, 2023, the Company had $3.5 million of unrealized losses in floating rate collateralized loan obligations (“CLOs”) having a fair value of $304.2 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of September 30, 2023, all positions held by the Company are in AAA and AA tranches, with weighted average credit support of 38% and 25%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2023, no allowance for credit losses has been recorded.
At September 30, 2023, the Company had $2.1 million of unrealized losses on municipal securities having a fair value of $19.7 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. As a result, as of September 30, 2023, no allowance for credit losses has been recorded.
All held-to-maturity (“HTM”) debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments, and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. As a result, as of September 30, 2023, no allowance for credit losses has been recorded. The Company has the intent and ability to hold these securities until maturity.

Included in Other Assets at September 30, 2023 is $70.5 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on available-for-sale (“AFS”) and HTM debt securities of $8.1 million and $1.1 million, respectively, at September 30, 2023, and $7.0 million and $1.3 million, respectively, at December 31, 2022, is included in Other Assets. Also included in Other Assets are investments in CRA-qualified mutual funds carried at fair value of $13.1 million and $8.2 million at September 30, 2023 and December 31, 2022, respectively.
The Company holds 11,330 shares of Visa Class B stock, which, following the resolution of Visa litigation, will be converted to Visa Class A shares. Under the current conversion ratio that became effective September 28, 2023, the Company would receive 1.5875 shares of Class A stock for each share of Class B stock for a total of 17,986 shares of Visa Class A stock. The ownership of Visa stock is related to prior ownership in Visa's network while Visa operated as a cooperative, and is recorded on the Company's financial records at a zero basis.

Note 4 – Loans
Loans held for investment are categorized into the following segments:
•Construction and land development: Loans are extended to both commercial and consumer customers which are collateralized by and for the purpose of funding land development and construction projects, including 1-4 family residential construction, multi-family property, and non-farm residential property where the primary source of repayment is from proceeds of the sale, refinancing or permanent financing of the property.
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
•Commercial and financial: Loans are extended to commercial customers. The purpose of the loans can be working capital, physical asset expansion, asset acquisition, or other business purposes. Loans may be collateralized by assets owned by the borrower or the borrower's business. Commercial loans are based primarily on the historical and projected cash flow of the borrower's business and secondarily on the capacity of credit enhancements, guarantees, and underlying collateral provided by the borrower.
•Consumer: Loans are extended to consumer customers. The segment includes both installment loans and lines of credit which may be collateralized or non-collateralized.

The following tables present net loan balances by segment as of:

	September 30, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$474,788	$308,429	$10,519	$793,736
Commercial real estate - owner occupied	1,056,521	580,725	38,635	1,675,881
Commercial real estate - non-owner occupied	1,774,919	1,357,624	153,431	3,285,974
Residential real estate	1,693,169	703,628	22,106	2,418,903
Commercial and financial	1,187,340	340,412	56,298	1,584,050
Consumer	155,576	92,122	842	248,540
PPP Loans	809	3,293	—	4,102
Totals	$6,343,122	$3,386,233	$281,831	$10,011,186

	December 31, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$364,900	$201,333	$21,100	$587,332
Commercial real estate - owner occupied	995,154	451,202	31,946	1,478,302
Commercial real estate - non-owner occupied	1,695,411	767,138	127,225	2,589,774
Residential real estate	1,558,643	271,378	19,482	1,849,503
Commercial and financial	1,151,273	182,124	15,238	1,348,636
Consumer	177,338	89,458	19,791	286,587
PPP Loans	1,474	3,116	—	4,590
Totals	$5,944,193	$1,965,749	$234,782	$8,144,724
The amortized cost basis of loans at September 30, 2023 included net deferred costs of $38.1 million. At December 31, 2022, the amortized cost basis included net deferred costs of $35.1 million. At September 30, 2023, the remaining fair value adjustments on acquired loans were $186.5 million, or 4.9% of the outstanding acquired loan balances, compared to $97.7 million, or 4.3% of the acquired loan balances at December 31, 2022. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $37.8 million and $28.2 million at September 30, 2023 and December 31, 2022, respectively.

The following tables present the status of net loan balances as of September 30, 2023 and December 31, 2022.

	September 30, 2023
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$474,783	$—	$—	$—	$5	$474,788
Commercial real estate - owner occupied	1,055,457	66	—	—	998	1,056,521
Commercial real estate - non-owner occupied	$1,771,201	$207	$—	$—	$3,511	$1,774,919
Residential real estate	1,675,299	10,279	738	—	6,853	1,693,169
Commercial and financial	1,178,839	1,168	141	31	7,161	1,187,340
Consumer	154,452	707	21	234	162	155,576
PPP Loans	809	—	—	—	—	809
Total Portfolio Loans	$6,310,840	$12,427	$900	$265	$18,690	$6,343,122

Acquired Non-PCD Loans
Construction and land development	$305,822	$1,462	$994	$—	$151	$308,429
Commercial real estate - owner occupied	578,177	74	—	—	2,474	580,725
Commercial real estate - non-owner occupied	1,354,889	406	—	—	2,329	1,357,624
Residential real estate	697,683	3,293	535	—	2,117	703,628
Commercial and financial	337,215	887	29	15	2,266	340,412
Consumer	78,887	6,274	3,361	2,415	1,185	92,122
PPP Loans	3,293	—	—	—	—	3,293
Total Acquired Non-PCD Loans	$3,355,966	$12,396	$4,919	$2,430	$10,522	$3,386,233

PCD Loans
Construction and land development	$10,519	$—	$—	$—	$—	$10,519
Commercial real estate - owner occupied	34,145	—	—	—	4,490	38,635
Commercial real estate - non-owner occupied	149,621	—	—	—	3,810	153,431
Residential real estate	18,864	573	1,571	—	1,098	22,106
Commercial and financial	53,403	—	—	—	2,895	56,298
Consumer	782	54	3	—	3	842
Total PCD Loans	$267,334	$627	$1,574	$—	$12,296	$281,831

Total Loans	$9,934,140	$25,450	$7,393	$2,695	$41,508	$10,011,186

	December 31, 2022
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$364,841	$—	$—	$—	$59	$364,900
Commercial real estate - owner occupied	993,690	—	67	440	957	995,154
Commercial real estate - non-owner occupied	1,695,381	—	—	—	30	1,695,411
Residential real estate	1,550,040	1,172	147	—	7,284	1,558,643
Commercial and financial	1,142,536	1,032	476	—	7,229	1,151,273
Consumer	176,444	550	252	1	91	177,338
PPP Loans	1,099	33	—	342	—	1,474
Total Portfolio Loans	$5,924,031	$2,787	$942	$783	$15,650	$5,944,193

Acquired Non-PCD Loans
Construction and land development	$201,263	$—	$—	$—	$70	$201,333
Commercial real estate - owner occupied	450,109	796	297	—	—	451,202
Commercial real estate - non-owner occupied	765,633	162	—	—	1,343	767,138
Residential real estate	270,215	577	—	—	586	271,378
Commercial and financial	180,837	790	87	—	410	182,124
Consumer	87,317	779	616	525	221	89,458
PPP Loans	3,116	—	—	—	—	3,116
Total Acquired Non-PCD Loans	$1,958,490	$3,104	$1,000	$525	$2,630	$1,965,749

PCD Loans
Construction and land development	$20,680	$—	$—	$—	$420	$21,100
Commercial real estate - owner occupied	30,517	23	23	—	1,383	31,946
Commercial real estate - non-owner occupied	124,115	—	—	—	3,110	127,225
Residential real estate	17,885	10	—	—	1,587	19,482
Commercial and financial	11,201	4	—	—	4,033	15,238
Consumer	17,884	1,001	336	540	30	19,791
Total PCD Loans	$222,282	$1,038	$359	$540	$10,563	$234,782

Total Loans	$8,104,803	$6,929	$2,301	$1,848	$28,843	$8,144,724

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.4 million and $0.8 million in interest income on nonaccrual loans during the three and nine months ended September 30, 2023, respectively. The Company recognized $0.2 million and $1.4 million in interest income on nonaccrual loans during the three and nine months ended September 30, 2022, respectively.

The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	September 30, 2023
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$—	$156	$156	$71
Commercial real estate - owner occupied	1,908	6,054	7,962	320
Commercial real estate - non-owner occupied	6,868	2,782	9,650	728
Residential real estate	1,810	8,258	10,068	179
Commercial and financial	3,347	8,975	12,322	4,610
Consumer	—	1,350	1,350	195
Totals	$13,933	$27,575	$41,508	$6,103

	December 31, 2022
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$615	$—	$615	$—
Commercial real estate - owner occupied	957	1,641	2,597	41
Commercial real estate - non-owner occupied	3,347	837	4,184	230
Residential real estate	8,072	1,036	9,109	58
Commercial and financial	4,724	6,891	11,615	2,319
Consumer	40	683	723	257
Totals	$17,755	$11,088	$28,843	$2,905
Collateral-Dependent Loans
Loans are considered collateral-dependent when the repayment, based on the Company's assessment as of the reporting date, is expected to be provided substantially through the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. In the third quarter of 2023, $19.9 million of loans moved from individually evaluated to collectively evaluated as a result of a change in methodology for evaluating loans individually.These loans are no longer reflected as collateral-dependent loans. The following table presents collateral-dependent loans as of:

(In thousands)	September 30, 2023	December 31, 2022
Construction and land development	$—	$59
Commercial real estate - owner occupied	—	2,733
Commercial real estate - non-owner occupied	8,519	1,698
Residential real estate	818	11,333
Commercial and financial	2,147	10,448
Consumer	—	426
Totals	$11,484	$26,697
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
•Doubtful: Loans that have all the weaknesses inherent in those classified Substandard with the added characteristic that the weakness present makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The principal balance of loans classified as doubtful is likely to be charged off.
The following tables present the risk rating of loans and year-to-date gross charge offs by year of origination as of:

	September 30, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$58,254	$290,673	$134,906	$28,682	$23,102	$29,307	$216,059	$780,983
Special Mention	—	1,214	794	—	—	394	200	2,602
Substandard	—	—	9,975	—	—	—	—	9,975
Substandard Impaired	—	—	—	—	—	57	119	176
Doubtful	—	—	—	—	—	—	—	—
Total	$58,254	$291,887	$145,675	$28,682	$23,102	$29,758	$216,378	$793,736
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied
Risk Ratings:
Pass	$99,731	$259,947	$300,315	$169,143	$186,034	$569,304	$49,385	$1,633,859
Special Mention	—	—	350	—	871	9,252	—	10,473
Substandard	—	2,775	—	6,377	6,868	7,501	66	23,587
Substandard Impaired	—	848	36	664	295	6,119	—	7,962
Doubtful	—	—	—	—	—	—	—	—
Total	$99,731	$263,570	$300,701	$176,184	$194,068	$592,176	$49,451	$1,675,881
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$151,486	$842,420	$653,228	$291,699	$396,142	$865,181	$37,285	$3,237,441
Special Mention	—	—	2,108	—	—	13,992	—	16,100
Substandard	—	—	189	8,383	8,456	5,754	242	23,024
Substandard Impaired	—	—	—	1,066	1,849	6,494	—	9,409
Doubtful	—	—	—	—	—	—	—	—
Total	$151,486	$842,420	$655,525	$301,148	$406,447	$891,421	$37,527	$3,285,974
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$109	$109
Residential real estate
Risk Ratings:
Pass	$149,010	$439,061	$646,121	$164,118	$98,896	$424,737	$475,311	$2,397,254
Special Mention	3	33	70	—	1,267	769	5,467	7,609
Substandard	—	—	—	—	—	—	768	768

	September 30, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Substandard Impaired	—	—	861	126	315	9,516	2,454	13,272
Doubtful	—	—	—	—	—	—	—	—
Total	$149,013	$439,094	$647,052	$164,244	$100,478	$435,022	$484,000	$2,418,903
Gross Charge Offs	$—	$—	$—	$—	$—	$159	$153	$312
Commercial and financial
Risk Ratings:
Pass	$232,472	$377,084	$354,060	$139,626	$70,860	$94,921	$246,568	$1,515,591
Special Mention	129	3,545	1,086	1,002	461	3,583	2,842	12,648
Substandard	—	7,860	20,895	4,942	5,558	2,448	1,786	43,489
Substandard Impaired	139	—	2,481	338	776	7,327	1,261	12,322
Doubtful	—	—	—	—	—	—	—	—
Total	$232,740	$388,489	$378,522	$145,908	$77,655	$108,279	$252,457	$1,584,050
Gross Charge Offs	$206	$117	$109	$1,484	$265	$12,584	$418	$15,183
Consumer
Risk Ratings:
Pass	$28,535	$59,686	$48,611	$20,742	$21,552	$20,634	$40,713	$240,473
Special Mention	—	1,935	1,170	79	25	6	751	3,966
Substandard	—	—	—	—	—	—	—	—
Substandard Impaired	—	1,840	1,594	178	65	329	95	4,101
Doubtful	—	—	—	—	—	—	—	—
Total	$28,535	$63,461	$51,375	$20,999	$21,642	$20,969	$41,559	$248,540
Gross Charge Offs	$9	$927	$2,146	$291	$138	$214	$139	$3,864
Paycheck Protection Program
Risk Ratings:
Pass	$—	$—	$1,957	$2,145	$—	$—	$—	$4,102
Substandard	—	—	—	—	—	—	—	—
Substandard Impaired	—	—	—	—	—	—	—	—
Total	$—	$—	$1,957	$2,145	$—	$—	$—	$4,102
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Consolidated
Risk Ratings:
Pass	$719,488	$2,268,871	$2,139,198	$816,155	$796,586	$2,004,084	$1,065,321	$9,809,703
Special Mention	132	6,727	5,578	1,081	2,624	27,996	9,260	53,398
Substandard	—	10,635	31,059	19,702	20,882	15,703	2,862	100,843
Substandard Impaired	139	2,688	4,972	2,372	3,300	29,842	3,929	47,242
Doubtful	—	—	—	—	—	—	—	—
Total	$719,759	$2,288,921	$2,180,807	$839,310	$823,392	$2,077,625	$1,081,372	$10,011,186
Gross Charge Offs	$215	$1,044	$2,255	$1,775	$403	$12,957	$819	$19,468

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$223,204	$209,738	$18,239	$24,600	$12,783	$19,022	$50,960	$558,546
Special Mention	14,523	452	—	3,153	—	—	15	18,143
Substandard	—	9,227	—	—	959	—	—	10,186
Substandard Impaired	—	52	—	—	—	405	—	457
Doubtful	—	—	—	—	—	—	—	—
Total	$237,727	$219,469	$18,239	$27,753	$13,742	$19,427	$50,975	$587,332
Commercial real estate - owner occupied
Risk Ratings:
Pass	$215,453	$251,638	$180,081	$185,286	$121,568	$467,963	$32,253	$1,454,242
Special Mention	694	—	2,363	4,403	2,548	2,869	—	12,877
Substandard	—	—	667	2,625	573	4,444	—	8,309
Substandard Impaired	—	—	—	311	294	2,269	—	2,874
Doubtful	—	—	—	—	—	—	—	—
Total	$216,147	$251,638	$183,111	$192,625	$124,983	$477,545	$32,253	$1,478,302
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$593,364	$530,462	$231,693	$331,173	$228,077	$575,656	$35,326	$2,525,751
Special Mention	—	16,257	735	5,438	—	4,975	—	27,405
Substandard	—	192	19,315	—	5,515	7,412	—	32,434
Substandard Impaired	—	—	1,044	1,849	30	1,261	—	4,184
Doubtful	—	—	—	—	—	—	—	—
Total	$593,364	$546,911	$252,787	$338,460	$233,622	$589,304	$35,326	$2,589,774
Residential real estate
Risk Ratings:
Pass	$270,054	$552,950	$121,879	$77,100	$97,900	$292,867	$423,764	$1,836,514
Special Mention	—	—	50	—	25	269	884	1,228
Substandard	—	—	—	—	—	343	85	428
Substandard Impaired	—	—	133	32	83	9,515	1,570	11,333
Doubtful	—	—	—	—	—	—	—	—
Total	$270,054	$552,950	$122,062	$77,132	$98,008	$302,994	$426,303	$1,849,503
Commercial and financial
Risk Ratings:
Pass	$359,833	$320,307	$140,450	$77,562	$57,924	$58,648	$292,818	$1,307,542
Special Mention	1,244	423	106	474	195	259	2,998	5,699
Substandard	—	67	942	6,304	1,603	1,683	13,114	23,713
Substandard Impaired	5	58	5,109	147	3,642	2,545	176	11,682
Doubtful	—	—	—	—	—	—	—	—
Total	$361,082	$320,855	$146,607	$84,487	$63,364	$63,135	$309,106	$1,348,636
Consumer
Risk Ratings:
Pass	$93,012	$77,889	$27,982	$28,772	$11,690	$16,480	$29,725	$285,550
Special Mention	—	—	—	250	2	134	30	416
Substandard	—	—	11	—	—	191	—	202
Substandard Impaired	—	—	18	55	36	103	207	419
Doubtful	—	—	—	—	—	—	—	—
Total	$93,012	$77,889	$28,011	$29,077	$11,728	$16,908	$29,962	$286,587
Paycheck Protection Program
Risk Ratings:
Pass	$—	$2,708	$1,882	$—	$—	$—	$—	$4,590

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Substandard	$—	$—	$—	$—	$—	$—	$—	$—
Substandard Impaired	$—	$—	$—	$—	$—	$—	$—	$—
Total	$—	$2,708	$1,882	$—	$—	$—	$—	$4,590
Consolidated
Risk Ratings:
Pass	$1,754,920	$1,945,692	$722,206	$724,493	$529,942	$1,430,636	$864,846	$7,972,735
Special Mention	16,461	17,132	3,254	13,718	2,770	8,506	3,927	65,768
Substandard	—	9,486	20,935	8,929	8,650	14,073	13,199	75,272
Substandard Impaired	5	110	6,304	2,394	4,085	16,098	1,953	30,949
Doubtful	—	—	—	—	—	—	—	—
Total	$1,771,386	$1,972,420	$752,699	$749,534	$545,447	$1,469,313	$883,925	$8,144,724

Troubled Borrower Modifications

On January 1, 2023, the Company adopted ASU 2022-02 which includes disclosure requirements related to certain modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as troubled borrower modifications (“TBMs”). TBMs are typically in the form of an interest rate reduction, an extension of the amortization period, and/or converting the loan to interest only for a limited period of time. In addition to the change in payment terms, the Company seeks to obtain additional collateral and/or guarantors to provide additional support for the loan. The Company does not typically provide forgiveness of principal as a modification.
As of September 30, 2023, the Company had eight loans classified as TBMs totaling $2.2 million, which is considered immaterial. To the extent there are additional modifications in subsequent periods, the Company will disclose additional information about the nature of the modifications, the financial effect of the modifications, and payment defaults of TBMs in the 12 months prior to default, among any other relevant disclosures.

Note 5 – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended September 30, 2023
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,960	$725	$—	$—	$7,685
Commercial real estate - owner-occupied	6,418	(353)	—	—	6,065
Commercial real estate - non-owner occupied	54,103	(1,677)	—	15	52,441
Residential real estate	36,710	2,009	(44)	60	38,735
Commercial and financial	40,272	2,932	(11,814)	135	31,525
Consumer	15,252	(942)	(1,265)	165	13,210
Totals	$159,715	$2,694	$(13,123)	$375	$149,661

	Three Months Ended September 30, 2022
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	2,552	792	—	1	—	3,345
Commercial real estate - owner occupied	7,376	(2,182)	—	—	—	5,194
Commercial real estate - non-owner occupied	46,459	(6,841)	(179)	23	—	39,462
Residential real estate	14,821	11,193	—	31	(8)	26,037
Commercial and financial	17,144	(1,457)	(77)	92	(1)	15,701
Consumer	2,417	3,171	(152)	158	(4)	5,590
Totals	$90,769	$4,676	$(408)	$305	$(13)	$95,329

	Nine Months Ended September 30, 2023
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,464	$5	$1,208	$—	$8	$7,685
Commercial real estate - owner occupied	6,051	139	(127)	—	2	6,065
Commercial real estate - non-owner occupied	43,258	647	8,461	(109)	184	52,441
Residential real estate	29,605	400	8,659	(312)	383	38,735
Commercial and financial	15,648	17,527	11,548	(15,183)	1,985	31,525
Consumer	12,869	161	3,779	(3,864)	265	13,210
Totals	$113,895	$18,879	$33,528	$(19,468)	$2,827	$149,661

	Nine Months Ended September 30, 2022
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,751	$—	$529	$—	$65	$—	$3,345
Commercial real estate - owner occupied	8,579	—	(3,385)	—	—	—	5,194
Commercial real estate - non-owner occupied	36,617	31	2,961	(179)	32	—	39,462
Residential real estate	12,811	17	12,901	(1)	334	(25)	26,037
Commercial and financial	19,744	3	(3,585)	(899)	440	(2)	15,701
Consumer	2,813	—	2,633	(446)	596	(6)	5,590
Totals	$83,315	$51	$12,054	$(1,525)	$1,467	$(33)	$95,329

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
As of September 30, 2023 and December 31, 2022, the Company utilized a blend of Moody’s most recent “U.S. Macroeconomic Outlook Baseline” and “Alternative Scenario 3 Downside 90th Percentile” scenarios and considered the uncertainty associated with the assumptions in both scenarios, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, the ongoing Russia-Ukraine conflict and the magnitude of the resulting market disruption, the potential impact of persistently high inflation on economic growth and expectations around a recession occurring over the next 12 to 24 months. Outcomes in any or all of these factors could differ from the scenarios identified above, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk not captured in the quantitative model.
The following section discusses changes in the level of the allowance for credit losses for the three months ended September 30, 2023.
In the Construction and Land Development segment, the increase in the allowance is due to an increase in expected credit losses driven by changes in collateral type and estimated collateral values. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, the allowance decreased from the prior quarter due to slight improvements in the forecast for macroeconomic factors such as the unemployment rate and BBB credit spread. Risk characteristics include but are not limited to, collateral type, note structure and loan seasoning.

In the Commercial Real Estate - Non Owner-Occupied segment, the decrease in the allowance is primarily attributed to lower loan balances. Repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.

The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The increase in the allowance is due to an increase in loan balances and an increase in expected credit losses. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, loan to value ratios, and loan seasoning.

In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The decrease in reserves is primarily attributed to a complete charge-off of an $11.3 million acquired loan that was fully reserved, partially offset by an increase in expected credit losses on commercial and industrial unsecured loans. Industry, collateral type, estimated collateral values, and loan seasoning are among the relevant factors in assessing expected losses.

Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. The decrease in the allowance is primarily due to a decrease in loan balances.

The allowance for credit losses is composed of specific allowances for loans individually evaluated and general allowances for loans grouped into loan pools based on similar characteristics, which are collectively evaluated. In the third quarter of 2023, $19.9 million of loans moved from individually evaluated to collectively evaluated as a result of a change in methodology for evaluating loans individually. The impact on the reserve was not material. The Company’s loan portfolio and related allowance at September 30, 2023 and December 31, 2022 are shown in the following tables:

	September 30, 2023
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$—	$—	$793,736	$7,685	$793,736	$7,685
Commercial real estate - owner occupied	1,908	—	1,673,973	6,065	1,675,881	6,065
Commercial real estate - non-owner occupied	8,519	530	3,277,455	51,911	3,285,974	52,441
Residential real estate	1,810	—	2,417,093	38,735	2,418,903	38,735
Commercial and financial	23,287	8,062	1,564,865	23,463	1,588,152	31,525
Consumer	—	—	248,540	13,210	248,540	13,210
Totals	$35,524	$8,592	$9,975,662	$141,069	$10,011,186	$149,661

	December 31, 2022
	Individually Evaluated		Collectively Evaluated		Total
(In thousands)	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance	Recorded Investment	Associated Allowance
Construction and land development	$59	$—	$587,273	$6,464	$587,332	$6,464
Commercial real estate - owner occupied	3,346	41	1,474,956	6,010	1,478,302	6,051
Commercial real estate - non-owner occupied	4,183	230	2,585,591	43,028	2,589,774	43,258
Residential real estate	11,333	275	1,838,170	29,330	1,849,503	29,605
Commercial and financial	12,167	2,639	1,341,059	13,009	1,353,226	15,648
Consumer	426	362	286,161	12,507	286,587	12,869
Totals	$31,514	$3,547	$8,113,210	$110,348	$8,144,724	$113,895

Note 6 – Derivatives
Back-to-Back Swaps
The Company offers interest rate swaps when requested by customers to allow them to hedge the risk of rising interest rates on their variable rate loans. Upon entering into these swaps, the Company enters into offsetting positions with counterparties in order to minimize the interest rate risk. These back-to-back swaps qualify as freestanding financial derivatives with the fair values reported in Other Assets and Other Liabilities. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under the arrangements for financial statement presentation purposes. Gains and losses on these back-to-back swaps, which offset, are recorded through noninterest income. No net gains or losses have been recognized to date on these instruments. As of September 30, 2023, the interest rate swaps had an aggregate notional value of $505.7 million, with a fair value of $37.4 million recorded in Other Assets and Other Liabilities. As of December 31, 2022, the interest rate swaps had an aggregate notional value of $312.8 million, with a fair value of $23.1 million recorded in Other Assets and Other Liabilities. The weighted average maturity was 6.0 years at September 30, 2023 and 6.7 years at December 31, 2022.
Interest Rate Floors Designated as Cash Flow Hedges
The Company has entered into interest rate floor contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During 2020, the Company entered into two interest rate floor contracts, each with a notional amount of $150.0 million, maturing in October 2023 and November 2023, respectively. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. As of September 30, 2023 and December 31, 2022, the interest rate floors had a nominal fair value. For the three and nine months ended September 30, 2023, the Company recognized nominal amounts through other comprehensive income, and reclassified $0.2 million and $0.5 million, respectively, out of accumulated other comprehensive income and into interest income. For the three and nine months ended September 30, 2022, the Company recognized a loss through other comprehensive income of $0.1 million and $0.3 million, respectively, and reclassified $0.1 million and $0.3 million, respectively, out of accumulated other comprehensive income and into interest income. During the next twelve months, the Company expects to reclassify $0.1 million from accumulated other comprehensive income into interest income related to these agreements.
Interest Rate Swaps Designated as Fair Value Hedges
In April 2023, the Company entered into two interest rate swap contracts to hedge the risk of changes in fair value of the AFS portfolio due to changes in the Secured Overnight Financing Rate (“SOFR”) interest rate. Each fair value hedge utilizes the portfolio layer method hedge designation type for a notional amount of $200 million, maturing April 2025. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and will assess the effectiveness on a monthly basis. Therefore, changes in interest rates affecting the fair value of these derivative contracts are recognized in other comprehensive income. These derivative instruments are primarily for risk management purposes. As of September 30, 2023, the interest rate swaps had a notional value of $400 million with a fair value of $6.9 million. For the three and nine months ended September 30, 2023, the Company recognized gains through other comprehensive income of $0.7 million and $7.0 million, respectively, and reclassified a loss of $5.4 thousand and gain of $0.1 million, respectively, out of accumulated other comprehensive income and into interest income.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
At September 30, 2023
Back-to-back swaps	$505,742	$37,362	Other Assets and Other Liabilities
Interest rate floors	300,000	—	Other Assets
Fair value hedges	400,000	6,914	Other Assets

At December 31, 2022
Back-to-back swaps	$312,808	$23,140	Other Assets and Other Liabilities
Interest rate floors	300,000	2	Other Assets

The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Available-for-sale securities [1]	$574,823	$—	$7,014	$—
1 At September 30, 2023, and December 31, 2022, the amortized cost basis and unallocated basis adjustments used in hedging relationships was $696.2 million and $0, respectively. Refer to Note 3 for a reconciliation of the amortized cost and fair value of available-for-sale securities.

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	September 30, 2023	December 31, 2022
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$358,448	$184,967

Note 8 – Equity Capital
The Company is well-capitalized and at September 30, 2023, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the common equity Tier 1 (CET1) capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well-capitalized banks under the regulatory framework for prompt corrective action.

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

Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2023 and December 31, 2022 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2023
Financial Assets
Available-for-sale debt securities[1]	$1,841,845	$188	$1,841,657	$—
Derivative financial instruments[2]	44,276	—	44,276	—
Loans held for sale[2]	2,979	—	2,979	—
Loans, net[3]	10,482	—	818	9,664
Other real estate owned[4]	7,216	—	7,216	—
Equity securities[5]	13,120	13,120	—	—
Financial Liabilities
Derivative financial instruments[2]	$37,362	$—	$37,362	$—

At December 31, 2022
Financial Assets
Available-for-sale debt securities[1]	$1,871,742	$186	$1,871,556	$—
Derivative financial instruments[2]	23,142	—	23,142	—
Loans held for sale[2]	3,151	—	3,151	—
Loans[3]	8,513	—	1,183	7,330
Other real estate owned[4]	2,301	—	2,301	—
Equity securities[5]	8,220	8,220	—	—
Financial Liabilities
Derivative financial instruments[2]	$23,142	$—	$23,142	$—
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
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of the loans were 90 days or more past due or on nonaccrual as of September 30, 2023 and December 31, 2022.
The aggregate fair value and contractual balance of loans held for sale as of September 30, 2023 and December 31, 2022 is as follows:

(In thousands)	September 30, 2023	December 31, 2022
Aggregate fair value	$2,979	$3,151
Contractual balance	2,846	3,071
Excess	133	80
Loans: Loans carried at fair value consist of collateral-dependent real estate loans. Fair value is based on recent real estate appraisals and evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At September 30, 2023, capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 6.9%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. If such adjustments are made, the fair value of these loans is considered Level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $11.5 million with a specific reserve of $1.0 million at September 30, 2023, compared to $10.2 million with a specific reserve of $2.9 million at December 31, 2022.
For loans classified as Level 3, changes included loan additions of $3.2 million offset by $6.3 million in paydowns and charge-offs and for the nine months ended September 30, 2023.
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the three and nine months ended September 30, 2023, there were no such transfers.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of September 30, 2023 and December 31, 2022 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Financial Assets
Debt securities held-to-maturity[1]	$691,404	$—	$537,218	$—
Time deposits with other banks	4,357	—	4,241	—
Loans, net	9,851,043	—	—	9,591,237
Financial Liabilities
Deposit liabilities	12,107,834	—	—	12,106,525
Federal Home Loan Bank (“FHLB”) borrowings	110,000	—	—	110,293
Subordinated debt, net	106,136	—	98,110	—

December 31, 2022

Debt securities held-to-maturity[1]	$747,408	$—	$617,741	$—
Time deposits with other banks	3,236	—	2,989	—
Loans, net	8,022,316	—	—	7,845,375
Financial Liabilities
Deposit liabilities	9,981,595	—	—	9,976,125
Federal Home Loan Bank (“FHLB”) borrowings	150,000	—	—	149,450
Subordinated debt	84,533	—	82,226	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2023 and December 31, 2022:
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

The acquisition of Professional was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $251.2 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.
As part of the acquisition of Professional, options were granted to replace outstanding Professional options. These options were fully vested upon acquisition. The full value of the replacement options, $10.3 million, was associated with pre-combination service and was therefore included in the calculation of the total purchase consideration.

	Initially Measured	Measurement	As Adjusted
(In thousands)	January 31, 2023	Period Adjustments	January 31, 2023
Assets:
Cash and cash equivalents	$141,680	$—	$141,680
Investment securities	167,059	—	167,059
Loans	1,991,713	(5,544)	1,986,169
Bank premises and equipment	2,478	—	2,478
Core deposit intangibles	48,885	—	48,885
Goodwill	248,091	3,135	251,226
BOLI	55,071	—	55,071
Other Assets	74,232	2,409	76,641
Total Assets	$2,729,209	$—	$2,729,209

Liabilities:
Deposits	$2,119,341	$—	$2,119,341
Subordinated debt	21,141	—	21,141
Other Liabilities	167,680	—	167,680
Total Liabilities	$2,308,162	$—	$2,308,162
The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	January 31, 2023
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$156,048	$151,012
Commercial real estate - owner occupied	293,473	274,068
Commercial real estate - non-owner occupied	752,393	692,746
Residential real estate	509,305	483,611
Commercial and financial	392,396	350,628
Consumer	33,656	32,153
PPP Loans	1,951	1,951
Total acquired loans	$2,139,222	$1,986,169
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
Under the terms of the merger agreement, Apollo shareholders received 1.006529 shares of Seacoast common stock for each share of Apollo common stock, and the minority interest holders in Apollo Bank received 1.195651 shares of Seacoast common stock for each share of Apollo Bank common stock.

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

The acquisition of Apollo was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $90.5 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.
As part of the acquisition of Apollo, options and warrants were granted to replace outstanding Apollo awards. These awards were fully vested upon acquisition. The full value of the replacement awards, $6.5 million, was associated with pre-combination service and was therefore included in the calculation of the total purchase consideration.

	Initially Measured	Measurement	As Adjusted
(In thousands)	October 7, 2022	Period Adjustments	October 7, 2022
Assets:
Cash and cash equivalents	$41,001	$—	$41,001
Investment securities	203,596	—	203,596
Loans	666,522	—	666,522
Bank premises and equipment	7,809	—	7,809
Core deposit intangibles	28,699	—	28,699
Goodwill	90,237	251	90,488
Other Assets	52,724	(251)	52,473
Total Assets	$1,090,588	$—	$1,090,588

Liabilities:
Deposits	$854,774	$—	$854,774
Other Liabilities	89,972	—	89,972
Total Liabilities	$944,746	$—	$944,746

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	October 7, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$74,126	$70,654
Commercial real estate - owner occupied	131,093	121,600
Commercial real estate - non-owner occupied	374,673	340,561
Residential real estate	76,254	75,957
Commercial and financial	50,125	46,695
Consumer	11,307	11,055
Total acquired loans	$717,578	$666,522

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
As a result of this acquisition, the Company expects to expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results. The Company acquired 100% of the outstanding common stock of Drummond. Under the terms of the merger agreement, each share of Drummond common stock was converted into the right to receive 51.9561 shares of Seacoast common stock.

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

	Initially Measured	Measurement	As Adjusted
(In thousands)	October 7, 2022	Period Adjustments	October 7, 2022
Assets:
Cash and cash equivalents	$31,805	$—	$31,805
Investment securities	327,852	—	327,852
Loans	544,694	—	544,694
Bank premises and equipment	29,370	—	29,370
Core deposit and other intangibles	32,983	—	32,983
Goodwill	103,476	173	103,649
Other Assets	49,812	(173)	49,639
Total Assets	$1,119,992	$—	$1,119,992

Liabilities:
Deposits	$881,281	$—	$881,281
Other Liabilities	80,379	—	80,379
Total Liabilities	$961,660	$—	$961,660

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	October 7, 2022
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$155,041	$140,401
Commercial real estate - owner occupied	112,768	106,152
Commercial real estate - non-owner occupied	26,520	24,744
Residential real estate	85,767	78,663
Commercial and financial	88,026	82,067
Consumer	118,880	112,667
Total acquired loans	$587,002	$544,694

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
The Company acquired 100% of the outstanding common stock of BBFC. Under the terms of the merger agreement, each share of BBFC common stock was converted into the right to receive 0.7997 of a share of Seacoast common stock.

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
The Company acquired 100% of the outstanding common stock of Sabal Palm. Under the terms of the merger agreement, each share of Sabal Palm common stock was converted into the right to receive 0.2203 of a share of Seacoast common stock.

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
Acquisition Costs
There were no acquisition costs included in the Company's income statement for the three months ended September 30, 2023, and $33.2 million for the nine months ended September 30, 2023. Acquisition costs included in the Company’s income statement for the three and nine months ended September 30, 2022 were $2.1 million and $11.8 million, respectively.
Pro-Forma Information
Pro-forma data as of September 30, 2023 and 2022 present information as if the acquisition of Professional occurred at the beginning of 2022. The pro-forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have occurred if the transactions had been effected on the assumed dates.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net interest income	$119,306	$121,341	$388,189	$339,213
Net income available to common shareholders	31,414	46,076	99,905	89,728
EPS - basic	0.37	0.62	1.18	1.21
EPS - diluted	0.37	0.62	1.17	1.20

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
The emphasis of this discussion will be on the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2023 compared to December 31, 2022.
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
•Interest rate risks, sensitivities, and the shape of the yield curve;
•Changes in accounting policies, rules, and practices;
•Changes in retail distribution strategies, customer preferences and behavior generally and as a result of economic factors, including heightened inflation;

•Changes in the availability and cost of credit and capital in the financial markets;
•Changes in the prices, values and sales volumes of residential and commercial real estate, especially as they relate to the value of collateral supporting the Company’s loans;
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
•The effects of war or other conflicts, including the impacts related to or resulting from Russia’s military action in Ukraine and the conflict in Israel and the surrounding region, acts of terrorism, natural disasters, including hurricanes in the Company's footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
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
•A deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
•The risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit; and

•Other factors and risks described under “Risk Factors” herein and in any of the Company's subsequent reports filed with the SEC and available on its website at www.sec.gov.
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

Results of Operations
For the third quarter of 2023, the Company reported net income of $31.4 million, or $0.37 per average diluted share, an increase of $0.2 million, or 1%, from the second quarter of 2023 and an increase of $2.2 million, or 7%, compared to the third quarter of 2022. For the nine months ended September 30, 2023, net income totaled $74.5 million, or $0.89 per average diluted share, a decrease of $8.1 million, or 10%, compared to the nine months ended September 30, 2022. Adjusted net income1 for the third quarter of 2023 totaled $39.7 million, or $0.46 per average diluted share, a decrease of $9.5 million, or 19%, compared to the second quarter of 2023 and an increase of $6.9 million, or 21%, compared to the third quarter of 2022. For the nine months ended September 30, 2023, adjusted net income1 totaled $118.2 million, or $1.41 per average diluted share, compared to $96.2 million, or $1.56 per average diluted share for the nine months ended September 30, 2022.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
	2023	2023	2022	2023	2022
Return on average tangible assets	1.04%	1.06%	1.17%	0.88%	1.11%
Return on average tangible shareholders' equity	11.90	12.08	11.53	10.09	10.82
Efficiency ratio	62.60	67.34	57.13	65.19	58.45

Adjusted return on average tangible assets[1]	1.12%	1.41%	1.27%	1.15%	1.24%
Adjusted return on average tangible shareholders' equity[1]	12.79	16.08	12.48	13.14	12.13
Adjusted efficiency ratio[1]	60.19	56.44	53.28	56.47	53.73
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Net Interest Income and Margin
Net interest income for the third quarter of 2023 totaled $119.3 million, a decrease of $7.7 million, or 6%, compared to the second quarter of 2023, and an increase of $31.0 million, or 35%, compared to the third quarter of 2022. The decrease from prior quarter reflects higher interest expense on deposits driven by higher rates and changes in product mix and was partially offset by higher interest income. The increase from prior year is primarily due to higher balances and higher yields on securities and loans, partially offset by the higher cost of deposits. Net interest margin (on a fully tax equivalent basis)1 was 3.57% in the third quarter of 2023, compared to 3.86% in the second quarter of 2023, and 3.67% in the third quarter of 2022. The decrease during the third quarter of 2023 compared to the prior quarter was driven by the continued effect of an inverted yield curve and rising deposit costs. Compared to the second quarter of 2023, securities yields increased 19 basis points to 3.32% and loan yields increased to 5.93% during the third quarter of 2023. The effect on net interest margin of accretion of purchase discounts on acquired loans were increases of 44 basis points in the third quarter of 2023, 44 basis points in the second quarter of 2023, and 9 basis points in the third quarter of 2022. The cost of deposits was 1.79% in the third quarter of 2023, compared to 1.38% in the second quarter of 2023, and nine basis points in the third quarter of 2022. Notably impactful to deposit costs in the third quarter of 2023 was the Florida Bar Association’s IOTA program changes, enacted in May, requiring financial institutions to pay interest on these accounts at a specified spread to an index. This contributed approximately five basis points to the increase in deposits costs in the third quarter of 2023.

For the nine months ended September 30, 2023, net interest margin (on a fully tax equivalent basis)1 was 3.91%, compared to 3.44% for the nine months ended September 30, 2022. The yield on securities increased from 2.02% for the nine months ended September 30, 2022 to 3.10% for the nine months ended September 30, 2023, and the yield on total loans increased from 4.35% for the nine months ended September 30, 2022 to 5.89% for the nine months ended September 30, 2023, each reflecting the impact of the higher interest rate environment. The effect on net interest margin of purchase discounts on acquired loans was an increase of 47 basis points for the nine months ended September 30, 2023 compared to an increase of 12 basis points for the nine months ended September 30, 2022. The cost of deposits increased from seven basis points for the nine months ended September 30, 2022 to 1.33% for the nine months ended September 30, 2023. The higher cost of deposits during the year reflects the impact of the Professional acquisition and an increasingly competitive market for deposits.
The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Third quarter 2023	$119,505	3.57%	5.38%	2.76%
Second quarter 2023	127,153	3.86%	5.30%	2.26%
Third quarter 2022	88,399	3.67%	3.80%	0.22%

Nine months ended September 30, 2023	378,009	3.91%	5.30%	2.19%
Nine months ended September 30, 2022	246,803	3.44%	3.53%	0.16%
1On tax equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
Total average loans decreased $57.6 million, or 0.6%, for the third quarter of 2023 compared to the second quarter of 2023, and increased $3.4 billion, or 52%, from the third quarter of 2022.
Average loans as a percentage of average earning assets totaled 76% for the third quarter of 2023, 76% for the second quarter of 2023 and 69% for the third quarter of 2022.

Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2023	2023	2022	2023	2022
Commercial/commercial real estate loan pipeline at period end	$300,798	$217,574	$530,430	$300,798	$530,430
Commercial/commercial real estate loans closed	106,497	317,378	340,438	745,540	1,175,279

Residential pipeline - saleable at period end	6,820	11,492	6,563	6,820	6,563
Residential loans - sold	17,625	19,078	16,381	50,638	110,269

Residential pipeline - portfolio at period end	20,945	27,110	60,684	20,945	60,684
Residential loans - retained	43,962	85,294	69,272	219,314	347,725

Consumer pipeline at period end	24,482	28,446	43,732	24,482	43,732
Consumer originations	76,531	97,184	133,093	284,317	342,887
Commercial originations during the third quarter of 2023 were $106.5 million, a decrease of $210.9 million, or 66%, compared to the second quarter of 2023, and a decrease of $233.9 million, or 69%, compared to the third quarter of 2022. For the nine months ended September 30, 2023, commercial originations were $745.5 million, compared to $1.2 billion for the nine months ended September 30, 2022, a decrease of $429.7 million, or 37%. Lower originations were the result of the impact of higher rates and a continued selective approach on new credit facilities given a cautious economic outlook. Commercial pipelines were $300.8 million as of September 30, 2023, an increase of 38% from $217.6 million at June 30, 2023, and a decrease of 43% from $530.4 million at September 30, 2022.
Residential loans originated for sale in the secondary market totaled $17.6 million in the third quarter of 2023, compared to $19.1 million in the second quarter of 2023 and $16.4 million in the third quarter of 2022. For the nine months ended September 30, 2023, residential loans originated for sale in the secondary market totaled $50.6 million, compared to $110.3 million for the nine months ended September 30, 2022, a decrease of $59.6 million, or 54%. Residential saleable pipelines were $6.8 million as of September 30, 2023, compared to $11.5 million as of June 30, 2023 and $6.6 million as of September 30, 2022.
Residential loan production retained in the portfolio for the third quarter of 2023 was $44.0 million, compared to $85.3 million in the second quarter of 2023 and $69.3 million in the third quarter of 2022. The pipeline of residential loans intended to be retained in the portfolio was $20.9 million as of September 30, 2023, compared to $27.1 million as of June 30, 2023, and $60.7 million as of September 30, 2022.
Consumer originations totaled $76.5 million during the third quarter of 2023, compared to $97.2 million in the second quarter of 2023 and $133.1 million in the third quarter of 2022. For the nine months ended September 30, 2023, consumer originations totaled $284.3 million compared to $342.9 million for the nine months ended September 30, 2022, a decrease of $58.6 million, or 17%. The consumer pipeline was $24.5 million as of September 30, 2023, compared to $28.4 million as of June 30, 2023 and $43.7 million at September 30, 2022.

Average investment securities decreased $99.0 million, or 4%, during the third quarter of 2023 compared to the second quarter of 2023, and were $96.9 million, or 4%, lower compared to the third quarter of 2022. Average investment securities were $2.7 billion for the nine months ended September 30, 2023, an increase of $111.3 million, or 4%, compared to the nine months ended 2022. Increases during the year include securities added through the Professional acquisition, partially offset by paydowns and maturities.
The cost of average interest-bearing liabilities increased 50 basis points in the third quarter of 2023 to 2.76% from 2.26% in the second quarter of 2023, and from 22 basis points in the third quarter of 2022. The cost of average total deposits (including noninterest bearing demand deposits) was 1.79% in the third quarter of 2023, 1.38% in the second quarter of 2023 and nine basis points in the third quarter of 2022. For the nine months ended September 30, 2023, the cost of average total deposits (including noninterest bearing demand deposits) was 1.33% compared to seven basis points for the nine months ended September 30, 2022.

During the third quarter of 2023, average transaction deposits (noninterest and interest bearing demand) decreased $168.6 million, or 2%, compared to the second quarter of 2023 and increased $1.0 billion, or 18%, compared to the third quarter of 2022. For the nine months ended September 30, 2023, average transaction deposits increased $1.2 billion, or 21%, compared to the nine months ended September 30, 2022. The Company’s deposit mix remains favorable, with 89% of average deposit balances comprised of savings, money market, and demand deposits for the nine months ended September 30, 2023.
Average balances of sweep repurchase agreements with customers increased $82.9 million, or 34%, from the second quarter of 2023 and increased $215.8 million, or 193%, compared to the third quarter of 2022. The average rate on customer sweep repurchase accounts was 3.48% for the third quarter of 2023, compared to 2.61% for the second quarter of 2023, and 1.10% for the third quarter of 2022. For the nine months ended September 30, 2023, the average balance was $249.2 million compared to an average balance of $116.8 million for the nine months ended September 30, 2022. The average rate on customer sweep repurchase accounts was 2.86% for the nine months ended September 30, 2023, compared to 0.51% for the nine months ended September 30, 2022.
Subordinated debt balances averaged $106.0 million in the third quarter of 2023, $105.9 million in the second quarter of 2023, and $71.8 million in the third quarter of 2022. The average rate on subordinated debt for the third quarter of 2023 was 7.18%, an increase of 38 basis points compared to the second quarter of 2023 and an increase of 272 basis points compared to the third quarter of 2022. For the nine months ended September 30, 2023, subordinated debt averaged $103.5 million, compared to $71.8 million for the nine months ended September 30, 2022. The average rate on subordinated debt for the nine months ended September 30, 2023 was 6.88%, an increase of 349 basis points compared to the nine months ended September 30, 2022. The subordinated debt is comprised of trust preferred securities issued by subsidiary trusts of the Company, and subordinated notes assumed in bank acquisitions in 2022 and 2023.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2023						2022
	Third Quarter			Second Quarter			Third Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$2,575,002	$21,401	3.32%	$2,673,633	$20,898	3.13%	$2,665,104	$15,653	2.35%
Nontaxable	15,280	119	3.11	15,621	120	3.08	22,064	174	3.15
Total Securities	2,590,282	21,520	3.32	2,689,254	21,018	3.13	2,687,168	15,827	2.36

Federal funds sold	547,576	7,415	5.37	327,433	4,313	5.28	203,815	1,062	2.07
Interest bearing deposits with other banks and other investments	90,039	1,062	4.68	90,783	710	3.14	45,193	581	5.10

Loans excluding PPP loans	10,039,270	150,037	5.93	10,096,394	148,420	5.90	6,597,828	73,730	4.43
PPP Loans	4,341	11	1.01	4,834	12	1.00	10,114	320	12.54
Total Loans	10,043,611	150,048	5.93	10,101,228	148,432	5.89	6,607,942	74,050	4.45

Total Earning Assets	13,271,508	180,045	5.38	13,208,698	174,473	5.30	9,544,118	91,520	3.80

Allowance for credit losses	(158,440)			(156,207)			(91,348)
Cash and due from banks	168,931			165,625			331,947
Premises and equipment	116,704			117,726			76,357
Intangible assets	839,787			842,988			305,935
Bank owned life insurance	295,272			293,251			208,193
Other assets including deferred tax assets	372,241			415,208			210,136
Total Assets	$14,906,003			$14,887,289			$10,585,338

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,804,243	$15,013	2.12%	$2,666,314	$7,560	1.14%	$2,215,899	$757	0.14%
Savings	770,503	465	0.24	906,936	427	0.19	944,128	65	0.03
Money market	2,972,495	22,918	3.06	2,806,672	19,196	2.74	1,806,014	802	0.18
Time deposits	1,619,572	16,461	4.03	1,425,344	14,477	4.07	445,840	380	0.34
Securities sold under agreements to repurchase	327,711	2,876	3.48	244,824	1,593	2.61	111,902	309	1.10
Federal Home Loan Bank borrowings	111,087	888	3.17	251,596	2,272	3.62	—	—	—
Subordinated debt	106,036	1,919	7.18	105,861	1,795	6.80	71,810	808	4.46
Total Interest-Bearing Liabilities	8,711,647	60,540	2.76	8,407,547	47,320	2.26	5,595,593	3,121	0.22
Noninterest demand	3,987,761			4,294,251			3,529,844
Other liabilities	133,846			114,962			110,426
Total Liabilities	12,833,254			12,816,760			9,235,863

Shareholders' equity	2,072,747			2,070,529			1,349,475

Total Liabilities & Equity	$14,906,003			$14,887,289			$10,585,338

Cost of deposits			1.79%			1.38%			0.09%
Interest expense as a % of earning assets			1.81%			1.44%			0.13%

Net interest income as a % of earning assets	$119,505	3.57%	$127,153	3.86%	$88,399	3.67%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2023			2022
	Year to Date			Year to Date
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$2,649,127	$61,543	3.10%	$2,530,742	$38,081	2.01%
Nontaxable	15,721	370	3.14	22,842	526	3.07
Total Securities	2,664,848	61,913	3.10	2,553,584	38,607	2.02

Federal funds sold	336,022	12,444	4.95	526,890	2,693	0.68
Interest bearing deposits with other banks and other investments	90,511	4,530	6.69	45,483	1,800	5.29

Loans excluding PPP loans	9,835,653	433,786	5.90	6,444,253	208,052	4.32
PPP Loans	4,831	35	0.97	32,597	2,584	10.60
Total Loans	9,840,484	433,821	5.89	6,476,850	210,636	4.35

Total Earning Assets	12,931,865	512,708	5.30	9,602,807	253,736	3.53

Allowance for credit losses	(151,613)			(89,700)
Cash and due from banks	185,426			362,369
Premises and equipment	116,840			75,617
Intangible assets	811,483			305,895
Bank owned life insurance	287,756			206,854
Other assets including deferred tax assets	402,175			220,790
Total Assets	$14,583,932			$10,684,632

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,642,180	$25,780	1.30%	$2,192,331	$1,240	0.08%
Savings	909,184	1,292	0.19	943,982	194	0.03
Money market	2,831,747	54,540	2.58	1,906,407	1,951	0.14
Time deposits	1,288,736	36,490	3.79	500,482	1,284	0.34
Securities sold under agreements to repurchase	249,242	5,333	2.86	116,805	442	0.51
Federal Home Loan Bank borrowings	214,415	5,936	3.70	—	—	—
Subordinated debt	103,469	5,328	6.88	71,741	1,823	3.40
Total Interest-Bearing Liabilities	8,238,973	134,699	2.19	5,731,748	6,934	0.16
Noninterest demand	4,204,389			3,462,931
Other liabilities	126,487			123,281
Total Liabilities	12,569,849			9,317,960

Shareholders' equity	2,014,083			1,366,672

Total Liabilities & Equity	$14,583,932			$10,684,632

Cost of deposits			1.33%			0.07%
Interest expense as a % of earning assets			1.39%			0.10%
Net interest income as a % of earning assets		$378,009	3.91%		$246,802	3.44%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $17.8 million for the third quarter of 2023, a decrease of $3.8 million, or 18%, compared to the second quarter of 2023 and an increase of $1.7 million, or 10%, from the third quarter of 2022. Noninterest income totaled $61.8 million for the nine months ended September 30, 2023, an increase of $13.4 million, or 28%, compared to the nine months ended September 30, 2022.
Noninterest income is detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2023	2023	2022	2023	2022
Service charges on deposit accounts	$4,648	$4,560	$3,504	$13,450	$9,713
Interchange income	1,684	5,066	4,138	11,444	12,521
Wealth management income	3,138	3,318	2,732	9,519	8,165
Mortgage banking fees	410	576	434	1,412	3,052
Insurance agency income	1,183	1,160	—	3,444	—
SBA gains	613	249	108	1,184	737
BOLI income	2,197	2,068	1,363	6,181	4,046
Other income	4,307	4,755	4,186	15,636	11,320
	18,180	21,752	16,465	62,270	49,554
Securities (losses) gains, net	(387)	(176)	(362)	(456)	(1,114)
Total	$17,793	$21,576	$16,103	$61,814	$48,440
Service charges on deposits were $4.6 million in both the second and third quarters of 2023 and $3.5 million in the third quarter of 2022. For the nine months ended September 30, 2023, service charges on deposits totaled $13.5 million, an increase of $3.7 million, or 38%, compared to the nine months ended September 30, 2022. Increases in fees primarily reflect the benefit of an expanded deposit base, including from acquisitions, and the continued benefit of the expansion of treasury management services to commercial customers. Overdraft-related fees for both consumer and commercial accounts represent 35% of total service charges on deposits for the nine months ended September 30, 2023, and 37% for the nine months ended September 30, 2022.
Interchange income decreased to $1.7 million for the third quarter of 2023, compared to $5.1 million for the second quarter of 2023, and $4.1 million for the third quarter of 2022. For the nine months ended September 30, 2023, interchange income totaled $11.4 million, a decrease of $1.1 million, or 9%, compared to the nine months ended September 30, 2022. The decrease in interchange income is due to the impact of the Durbin amendment, which became effective for the first time for the Company on July 1, 2023, limiting network interchange fees earned on debit card transactions.
Wealth management income, including trust fees and brokerage commissions and fees, was $3.1 million in the third quarter of 2023, compared to $3.3 million for the second quarter of 2023 and $2.7 million for the third quarter of 2022. Assets under management increased by $0.7 million in the third quarter of 2023, bringing total assets under management to $1.6 billion. For the nine months ended September 30, 2023, wealth management income totaled $9.5 million, an increase of $1.4 million, or 17%, compared to the nine months ended September 30, 2022. The wealth management team continues to demonstrate notable success in building relationships.
Mortgage banking fees totaled $0.4 million in the third quarter of 2023, compared to $0.6 million the second quarter of 2023, and $0.4 million in the third quarter of 2022. For the nine months ended September 30, 2023, mortgage banking fees totaled $1.4 million, a decrease of $1.6 million, or 54%, compared to the nine months ended September 30, 2022, reflecting lower saleable production due to significantly higher interest rates and limited housing inventory.
Insurance agency income increased $22 thousand, or 2%, compared to the second quarter of 2023 and totaled $1.2 million. The Company acquired a commercial insurance agency during the fourth quarter of 2022 in conjunction with the acquisition of Drummond, adding another source of noninterest income.
SBA gains were $0.6 million in the third quarter of 2023, compared to $0.2 million in the second quarter of 2023, and $0.1 million in the third quarter of 2022. For the nine months ended September 30, 2023, SBA gains totaled $1.2 million, an increase of $0.4 million, or 61%, compared to the nine months ended September 30, 2022.

Bank owned life insurance (“BOLI”) income was $2.2 million for the third quarter of 2023, an increase of $0.1 million, or 6%, compared to the second quarter of 2023 and an increase of $0.8 million, or 61%, compared to the third quarter of 2022. The increases compared to the prior year quarter are attributed to additions of $53.1 million in BOLI in the fourth quarter of 2022 and $55.1 million in the first quarter of 2023 from bank acquisitions. BOLI income totaled $6.2 million for the nine months ended September 30, 2023 and $4.0 million for the nine months ended September 30, 2022.
Other income was $4.3 million in the third quarter of 2023, a decrease of $0.4 million compared to the second quarter of 2023, and an increase of $0.1 million, compared to the third quarter of 2022. For the nine months ended September 30, 2023, other income totaled $15.6 million, an increase of $4.3 million, or 38%, compared to the nine months ended September 30, 2022.
The Company recognized losses from mark to market adjustments on its investments in CRA qualified mutual funds, totaling $0.4 million in the third quarter of 2023, $0.2 million in the second quarter of 2023, and $0.4 million in the third quarter of 2022.

Noninterest Expenses
Noninterest expense for the third quarter of 2023 totaled $93.9 million, a decrease of $14.0 million, or 13%, compared to the second quarter of 2023, and an increase of $32.6 million, or 53%, from the third quarter of 2022. For the nine months ended September 30, 2023, noninterest expense totaled $309.3 million, an increase of $132.8 million, or 75%, compared to the nine months ended September 30, 2022. Noninterest expenses are detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2023	2023	2022	2023	2022
Salaries and wages	$46,431	$45,155	$28,420	$139,202	$84,695
Employee benefits	7,206	7,472	4,074	23,240	13,726
Outsourced data processing costs	8,714	20,222	5,393	43,489	17,592
Telephone/data lines	1,409	1,518	973	4,008	2,614
Occupancy	6,349	7,065	5,046	20,352	13,082
Furniture and equipment	2,052	2,345	1,462	6,664	4,476
Marketing	1,876	2,047	1,461	6,161	4,514
Legal and professional fees	2,679	4,062	3,794	14,220	11,529
FDIC assessments	2,258	2,116	760	5,817	2,248
Amortization of intangibles	7,457	7,654	1,446	21,838	4,338
Foreclosed property expense and net (gain) loss on sale	274	(57)	9	412	(1,123)
Provision for credit losses on unfunded commitments	—	—	1,015	1,239	1,157
Other	7,210	8,266	7,506	22,613	17,576
Total	$93,915	$107,865	$61,359	$309,255	$176,424
Salaries and wages totaled $46.4 million for the third quarter of 2023, $45.2 million for the second quarter of 2023, and $28.4 million for the third quarter of 2022. The Company completed a reduction in force in the third quarter of 2023, reducing headcount by 6%, and incurring $3.2 million in severance-related expenses. For the nine months ended September 30, 2023, salaries and wages totaled $139.2 million, an increase of $54.5 million, or 64%, compared to the nine months ended September 30, 2022, reflecting the overall growth of the organization, including as a result of the acquisitions completed in the fourth quarter of 2022 and first quarter of 2023.

During the third quarter of 2023, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $7.2 million, a decrease of $0.3 million, or 4%, compared to the second quarter of 2023, and an increase of $3.1 million, or 77%, compared to the third quarter of 2022. For the nine months ended September 30, 2023, employee benefit costs totaled $23.2 million, an increase of $9.5 million, or 69%, compared to the nine months ended September 30, 2022, reflecting the overall growth of the organization, including as a result of the acquisitions completed in the fourth quarter of 2022 and first quarter of 2023.

The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $8.7 million, $20.2 million, and $5.4 million for the third quarter of 2023, second quarter of 2023, and third quarter of 2022, respectively. The second quarter of 2023 included $10.9 million in direct acquisition-related costs, including termination penalties on acquired technology contracts upon system conversion. For the nine months ended September 30, 2023 and September 30, 2022, outsourced data processing costs totaled $43.5 million and $17.6 million, respectively.
Telephone and data line expenditures, including electronic communications with customers and between branch and customer support locations and personnel, as well as with third-party data processors, were $1.4 million, $1.5 million, and $1.0 million for the third quarter of 2023, second quarter of 2023, and third quarter of 2022, respectively. For the nine months ended September 30, 2023, telephone and data line expenditures totaled $4.0 million, an increase of $1.4 million, or 53%, compared to the nine months ended September 30, 2022. The increases during 2023 reflect the expansion of the Company’s branch footprint.
Total occupancy, furniture and equipment expenses were $8.4 million in the third quarter of 2023, $9.4 million in the second quarter of 2023, and $6.5 million in the third quarter of 2022. For the nine months ended September 30, 2023, total occupancy, furniture and equipment expenses totaled $27.0 million, an increase of $9.5 million, or 54%, compared to the nine months ended September 30, 2022. Year over year increases reflect the expansion of the Company’s footprint across Florida.
Marketing expenses totaled $1.9 million in the third quarter of 2023, $2.0 million in the second quarter of 2023, and $1.5 million in the third quarter of 2022. For the nine months ended September 30, 2023, marketing expenses totaled $6.2 million, an increase of $1.6 million, or 36%, compared to the nine months ended September 30, 2022. Additional investments in marketing are expected in the fourth quarter of 2023 focused on supporting deposit growth.
Legal and professional fees for the third quarter of 2023 were $2.7 million, a decrease of $1.4 million, or 34%, compared to the second quarter of 2023, and a decrease of $1.1 million, or 29%, compared to the third quarter of 2022. There were no acquisition-related expenses in the third quarter of 2023, $1.7 million in the second quarter of 2023, and $1.8 million in the third quarter of 2022. For the nine months ended September 30, 2023, legal and professional fees totaled $14.2 million, an increase of $2.7 million, or 23%, compared to the nine months ended September 30, 2022. Acquisition-related expenses were $6.5 million for the nine months ended September 30, 2023 and $6.1 million for the nine months ended September 30, 2022.
FDIC assessments were $2.3 million for the third quarter of 2023, $2.1 million in the second quarter of 2023, and $0.8 million in the third quarter of 2022. For the nine months ended September 30, 2023, FDIC assessments totaled $5.8 million compared to $2.2 million for the nine months ended September 30, 2022. The increases reflect deposit growth from acquisitions in the fourth quarter of 2022 and first quarter of 2023.
Amortization of intangibles decreased by $0.2 million compared to the second quarter of 2023 and increased $6.0 million compared to the third quarter of 2022. For the nine months ended September 30, 2023, amortization of intangibles totaled $21.8 million compared to $4.3 million for the nine months ended September 30, 2022. The acquisitions in the fourth quarter of 2022 and first quarter of 2023 added $110.6 million in core deposit intangible assets, which are amortized using an accelerated amortization method.
Foreclosed property expense and net gain/loss on sale was a net loss of $0.3 million in the third quarter of 2023, a net gain of $0.1 million in the second quarter of 2023, and a net loss of $9 thousand in the third quarter of 2022.
No adjustments were recorded to the reserve for potential credit losses on unfunded lending commitments in the third or second quarters of 2023. This compares to $1.0 million in provision recorded during the third quarter of 2022, reflecting adjustments to the modeled results for changes in economic factors.
Other expenses totaled $7.2 million, $8.3 million and $7.5 million for the third quarter of 2023, the second quarter of 2023 and the third quarter of 2022, respectively. For the nine months ended September 30, 2023, other expense totaled $22.6 million, an increase of $5.0 million, or 29%, compared to the nine months ended September 30, 2022. Increases year-over-year reflect higher costs in general business and customer support activities resulting from growth in the customer base and the expanded branch footprint, and to maintaining parallel activities and processes prior to the conversion of Professional in June 2023.
For the third quarter of 2023, the efficiency ratio, defined as noninterest expense less amortization of intangibles and gains, losses, and expenses on foreclosed properties divided by net operating revenue (net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses), was 62.60%, compared to 67.34% for the second quarter of 2023 and 57.13% for the third quarter of 2022. For the nine months ended September 30, 2023, the efficiency ratio was 65.19%, compared to 58.45% for the nine months ended September 30, 2022. The adjusted efficiency ratio1 was 60.19% in the third quarter of 2023, compared to 56.44% in the second quarter of 2023 and 53.28% in the third quarter of 2022.

The increase in the adjusted efficiency ratio in the third quarter of 2023 reflects the impact of higher deposit rates, including the first full quarter of the Florida Bar Association's change to rates required to be paid on certain trust accounts, and the first time impact of the Durbin Amendment on interchange income. For the nine months ended September 30, 2023, the adjusted efficiency ratio1 was 56.47%, compared to 53.73% for the nine months ended September 30, 2022.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except ratios)	2023	2023	2022	2023	2022
Noninterest expense, as reported	$93,915	$107,865	$61,359	$309,255	$176,424

Merger related charges
Salaries and wages	—	(1,573)	—	(5,813)	(3,605)
Outsourced data processing costs	—	(10,904)	—	(17,455)	(1,052)
Legal and professional fees	—	(1,664)	(1,791)	(6,453)	(6,055)
Other categories	—	(1,507)	(263)	(3,459)	(1,073)
Total merger related charges	—	(15,648)	(2,054)	(33,180)	(11,785)
Amortization of intangibles	(7,457)	(7,654)	(1,446)	(21,838)	(4,338)
Branch reductions and other expense initiatives	(3,305)	(571)	(960)	(5,167)	(1,034)
Adjusted noninterest expense[1]	$83,153	$83,992	$56,899	$249,070	$159,267

Foreclosed property expense and net gain (loss) on sale	(274)	57	(9)	(412)	1,123
Provision for credit losses on unfunded commitments	—	—	(1,015)	(1,239)	(1,157)

Net adjusted noninterest expense[1]	$82,879	$84,049	$55,875	$247,419	$159,233

Efficiency ratio	62.60%	67.34%	57.13%	65.19%	58.45%
Adjusted efficiency ratio[1,2]	60.19	56.44	53.28	56.47	53.73
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
[2]Adjusted efficiency ratio is defined as noninterest expense, including adjustments to noninterest expense divided by aggregated tax equivalent net interest income and noninterest income, including adjustments to revenue.

Provision for Credit Losses
The provision for credit losses was $2.7 million for the third quarter of 2023, compared to a net benefit of $0.8 million for the second quarter of 2023, and provision expense of $4.7 million for the third quarter of 2022.

Income Taxes
For the third quarter of 2023, the Company recorded tax expense of $9.1 million, compared to $10.2 million in the second quarter of 2023 and $9.1 million in the third quarter of 2022. For the nine months ended September 30, 2023, tax expense totaled $22.0 million, a decrease of $1.9 million, or 8%, compared to the nine months ended September 30, 2022 due to lower pre-tax income.

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

Reconciliation of Non-GAAP Measures

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2023	2023	2022	2023	2022
Net income, as reported:
Net income	$31,414	$31,249	$29,237	$74,490	$82,580

Noninterest Income	$17,793	$21,576	$16,103	$61,814	$48,440
Securities losses (gains), net	387	176	362	456	1,114
BOLI benefits on death (included in other income)	—	—	—	(2,117)	—
Total adjustments to noninterest income	387	176	362	(1,661)	1,114
Total Adjusted Noninterest Income	$18,180	$21,752	$16,465	$60,153	$49,554

Noninterest Expense	$93,915	$107,865	$61,359	$309,255	$176,424
Salaries and wages	—	(1,573)	—	(5,813)	(3,605)
Outsourced data processing costs	—	(10,904)	—	(17,455)	(1,052)
Legal and professional fees	—	(1,664)	(1,791)	(6,453)	(6,055)
Other categories	—	(1,507)	(263)	(3,459)	(1,073)
Total merger-related charges	—	(15,648)	(2,054)	(33,180)	(11,785)
Amortization of intangibles	(7,457)	(7,654)	(1,446)	(21,838)	(4,338)
Branch reductions and other expense initiatives[1]	(3,305)	(571)	(960)	(5,167)	(1,034)
Total adjustments to noninterest expense	(10,762)	(23,873)	(4,460)	(60,185)	(17,157)
Total Adjusted Noninterest Expense	$83,153	$83,992	$56,899	$249,070	$159,267

Income Taxes	$9,076	$10,189	$9,115	$21,962	$23,835
Tax effect of adjustments	2,826	6,095	1,222	14,833	4,631
Adjusted income taxes	11,902	16,284	10,337	36,795	28,466
Adjusted net income	$39,737	$49,203	$32,837	$118,181	$96,220

Earnings per diluted share, as reported	$0.37	$0.37	$0.47	$0.89	$1.33
Adjusted diluted earnings per share	0.46	0.58	0.53	1.41	1.56
Average diluted shares outstanding	85,666	85,536	61,961	83,993	61,867

Adjusted Noninterest Expense	$83,153	$83,992	$56,899	$249,070	$159,267
Provision for credit losses on unfunded commitments	—	—	(1,015)	(1,239)	(1,157)
Foreclosed property expense and net gain (loss) on sale	(274)	57	(9)	(412)	1,123
Net Adjusted Noninterest Expense	$82,879	$84,049	$55,875	$247,419	$159,233

Revenue	$137,099	$148,539	$104,387	$439,235	$294,893
Total adjustments to revenue	387	176	362	(1,661)	1,114
Impact of FTE adjustment	199	190	115	588	349
Adjusted revenue on a fully tax equivalent basis	$137,685	$148,905	$104,864	$438,162	$296,356
Adjusted Efficiency Ratio	60.19%	56.44%	53.28%	56.47%	53.73%

Net Interest Income	$119,306	$126,963	$88,284	$377,421	$246,453
Impact of FTE adjustment	199	190	115	588	349
Net interest income including FTE adjustment	119,505	127,153	88,399	378,009	246,802

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2023	2023	2022	2023	2022
Noninterest income	17,793	21,576	16,103	61,814	48,440
Noninterest expense	93,915	107,865	61,359	309,255	176,424
Pre-Tax Pre-Provision Earnings	43,383	40,864	43,143	130,568	118,818
Adjustments to noninterest income	387	176	362	(1,661)	1,114
Adjustments to noninterest expense	(11,036)	(23,816)	(5,484)	(61,836)	(17,191)
Adjusted Pre-Tax Pre-Provision Earnings	$54,806	$64,856	$48,989	$190,743	$137,123

Average Assets	$14,906,003	$14,887,289	$10,585,338	$14,583,932	$10,684,632
Less average goodwill and intangible assets	(839,787)	(842,988)	(305,935)	(811,483)	(305,895)
Average Tangible Assets	$14,066,216	$14,044,301	$10,279,403	$13,772,449	$10,378,737

Return on Average Assets (ROA)	0.84%	0.84%	1.10%	0.68%	1.03%
Impact of removing average intangible assets and related amortization	0.20	0.22	0.07	0.20	0.08
Return on Average Tangible Assets (ROTA)	1.04	1.06	1.17	0.88	1.11
Impact of other adjustments for Adjusted Net Income	0.08	0.35	0.10	0.27	0.13
Adjusted Return on Average Tangible Assets	1.12%	1.41%	1.27%	1.15%	1.24%

Pre-Tax Pre-Provision return on Average Tangible Assets	1.38%	1.33%	1.71%	1.43%	1.57%
Impact of adjustments on Pre-Tax Pre-Provision earnings	0.17	0.52	0.18	0.42	0.20
Adjusted Pre-Tax Pre-Provision Return on Tangible Assets	1.55%	1.85%	1.89%	1.85%	1.77%

Average Shareholders' Equity	$2,072,747	$2,070,529	$1,349,475	$2,014,083	$1,366,672
Less average goodwill and intangible assets	(839,787)	(842,988)	(305,935)	(811,483)	(305,895)
Average Tangible Equity	$1,232,960	$1,227,541	$1,043,540	$1,202,600	$1,060,777

Return on Average Shareholders' Equity	6.01%	6.05%	8.60%	4.94%	8.08%
Impact of removing average intangible assets and related amortization	5.89	6.03	2.93	5.15	2.74
Return on Average Tangible Common Equity (ROTCE)	11.90	12.08	11.53	10.09	10.82
Impact of other adjustments for Adjusted Net Income	0.89	4.00	0.95	3.05	1.31
Adjusted Return on Average Tangible Common Equity	12.79%	16.08%	12.48%	13.14%	12.13%

Loan Interest Income[2]	$150,048	$148,432	$74,050	$433,821	$210,636
Accretion on acquired loans	(14,843)	(14,580)	(2,242)	(45,365)	(8,679)
Loan interest income excluding accretion on acquired loans[2]	$135,205	$133,852	$71,808	$388,456	$201,957

Yield on Loans[2]	5.93%	5.89%	4.45%	5.89%	4.35%
Impact of accretion on acquired loans	(0.59)	(0.58)	(0.14)	(0.61)	(0.18)
Yield on loans excluding accretion on acquired loans[2]	5.34%	5.31%	4.31%	5.28%	4.17%

Net Interest Income[2]	$119,505	$127,153	$88,399	$378,009	$246,802
Accretion on acquired loans	(14,843)	(14,580)	(2,242)	(45,365)	(8,679)
Net interest income excluding accretion on acquired loans[2]	$104,662	$112,573	$86,157	$332,644	$238,123

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands, except per share data)	2023	2023	2022	2023	2022

Net Interest Margin[2]	3.57%	3.86%	3.67%	3.91%	3.44%
Impact of accretion on acquired loans	(0.44)	(0.44)	(0.09)	(0.47)	(0.12)
Net interest margin excluding accretion on acquired loans[2]	3.13%	3.42%	3.58%	3.44%	3.32%

Securities Interest Income[2]	$21,520	$21,018	$15,827	$61,913	$38,607
Tax equivalent adjustment to securities	(22)	(23)	(35)	(71)	(108)
Securities interest income excluding tax equivalent adjustment	$21,498	$20,995	$15,792	$61,842	$38,499

Loan Interest Income[2]	$150,048	$148,432	$74,050	$433,821	$210,636
Tax equivalent adjustment to loans	(177)	(167)	(80)	(517)	(241)
Loan interest income excluding tax equivalent adjustment	$149,871	$148,265	$73,970	$433,304	$210,395

Net Interest Income[2]	$119,505	$127,153	$88,399	$378,009	$246,802
Tax equivalent adjustments to securities	(22)	(23)	(35)	(71)	(108)
Tax equivalent adjustments to loans	(177)	(167)	(80)	(517)	(241)
Net interest income excluding tax equivalent adjustments	$119,306	$126,963	$88,284	$377,421	$246,453
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company's branch consolidation and other expense reduction strategies.
2On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets as of September 30, 2023 were $14.8 billion, an increase of $2.7 billion, or 22%, from December 31, 2022. The increase primarily reflects the acquisition of Professional on January 31, 2023, which added $2.7 billion in assets.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s debt securities is set forth in “Note 3 – Securities” of the Company’s condensed consolidated financial statements.
At September 30, 2023, the Company had $1.8 billion in securities available-for-sale and $691.4 million in securities held-to-maturity. The Company's total debt securities portfolio decreased $85.9 million from December 31, 2022.
During the nine months ended September 30, 2023, there were $28.1 million of debt securities purchased, $167.1 million acquired through the acquisition of Professional and $212.2 million in paydowns and maturities over the same period. $22.1 million of the securities acquired from Professional were immediately sold with no gain or loss recognized.
Debt securities generally return principal and interest monthly. The modified duration of the available-for-sale portfolio at September 30, 2023 was 4.1, compared to 3.7 at December 31, 2022.
At September 30, 2023, available-for-sale securities had gross unrealized losses of $287.3 million and gross unrealized gains of $0.7 million, compared to gross unrealized losses of $248.7 million and gross unrealized gains of $1.1 million at December 31, 2022. The changes were the result of changes in benchmark interest rates and product spreads during the period. The Company assesses securities in an unrealized loss position on a quarterly basis. As of September 30, 2023, the Company expected to recover the entire amortized cost basis of these securities, and therefore, no allowance for credit losses was recorded.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury securities, obligations of U.S. government agencies, and obligations of U.S. government sponsored entities totaled $2.1 billion, or 81%, of the total portfolio.

The portfolio includes $139.1 million, with a fair value of $125.2 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $126.8 million, with a fair value of $114.1 million, in private label mortgage-backed residential securities with weighted average credit support of 22%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate mortgage loans. Non-guaranteed agency commercial securities totaled $12.2 million, with a fair value of $11.1 million. These securities have weighted average credit support of 22%. The collateral underlying these mortgages is primarily pooled multifamily loans.
The Company also has invested $307.7 million in floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of September 30, 2023, all of the Company’s collateralized loan obligations were in AAA/AA tranches with weighted average credit support of 33%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
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
At September 30, 2023, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at September 30, 2023, no allowance for credit losses has been recorded.

Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $10.0 billion at September 30, 2023, a $1.9 billion, or 23%, increase from December 31, 2022. The increase during 2023 included $2.0 billion added through the Professional acquisition.
The Company remains committed to sound risk management procedures. Portfolio diversification in terms of asset mix, industry, and loan type has been an important element of the Company's lending strategy. The average loan size is only $306 thousand, and the average commercial loan size is only $683 thousand at September 30, 2023, reflecting the Company's longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).
The following table details loan portfolio composition at September 30, 2023 and December 31, 2022 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in Note 4-Loans.

	September 30, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$474,788	$308,429	$10,519	$793,736
Commercial real estate - owner occupied	1,056,521	580,725	38,635	1,675,881
Commercial real estate - non-owner occupied	1,774,919	1,357,624	153,431	3,285,974
Residential real estate	1,693,169	703,628	22,106	2,418,903
Commercial and financial	1,187,340	340,412	56,298	1,584,050
Consumer	155,576	92,122	842	248,540
PPP Loans	809	3,293	—	4,102
Totals	$6,343,122	$3,386,233	$281,831	$10,011,186

	December 31, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$364,900	$201,333	$21,100	$587,332
Commercial real estate - owner occupied	995,154	451,202	31,946	1,478,302
Commercial real estate - non-owner occupied	1,695,411	767,138	127,225	2,589,774
Residential real estate	1,558,643	271,378	19,482	1,849,503
Commercial and financial	1,151,273	182,124	15,238	1,348,636
Consumer	177,338	89,458	19,791	286,587
PPP Loans	1,474	3,116	—	4,590
Totals	$5,944,193	$1,965,749	$234,782	$8,144,724
The amortized cost basis of loans included net deferred costs of $38.1 million at September 30, 2023 and $35.1 million at December 31, 2022. At September 30, 2023, the remaining fair value adjustments on acquired loans were $186.5 million, or 4.9%, of the outstanding acquired loan balances, compared to $97.7 million, or 4.3%, of the acquired loan balances at December 31, 2022. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
The following table details commercial real estate - non-owner occupied loans.

	September 30, 2023
(In thousands)	Amortized Cost Basis	% of Total Loans
Commercial real estate - non-owner occupied
Retail	$1,041,818	10.41%
Office	595,381	5.95
Multifamily 5+	501,614	5.01
Hotel/Motel	394,367	3.94
Industrial/Warehouse	355,213	3.55
Other	397,581	3.96
Total commercial real estate - non-owner occupied	$3,285,974	32.82%
Commercial real estate (“CRE”) non-owner occupied loans increased by $696.2 million in the nine months ended September 30, 2023, totaling $3.3 billion at September 30, 2023 compared to $2.6 billion at December 31, 2022. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is Retail properties, which totaled approximately $1.0 billion at September 30, 2023. This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. Loans in this segment have a weighted average loan to value of 52% and an average loan size of $2.0 million. The second-largest segment in the non-owner occupied CRE portfolio is Office properties, which totaled approximately $595.4 million at September 30, 2023. This segment targets low to mid-rise suburban offices and is broadly diversified across many types of professional services. There is limited exposure to central business districts. Loans in this segment have a weighted average loan to value of 55% and an average loan size of $1.6 million.
Owner-occupied CRE loans increased by $197.6 million in the nine months ended September 30, 2023 to $1.7 billion. Owner-occupied CRE is used by the owner, where the primary source of repayment is the cash flow from business operations housed within the property.
Commercial and financial loans are extended to commercial customers for working capital, physical asset expansion, asset acquisition or other business purposes. Balances increased from December 31, 2022 by $235.4 million, or 17%, totaling $1.6 billion at September 30, 2023, largely attributed to the Professional acquisition.

Residential mortgage loans increased $569.4 million to $2.4 billion during the nine months ended September 30, 2023. Included in the balance as of September 30, 2023, were $1.0 billion of fixed rate mortgages, $840.1 million of adjustable rate mortgages and $478.6 million in primarily floating rate home equity lines of credit (“HELOCs”), compared to $964.3 million, $402.3 million and $482.9 million, respectively, at December 31, 2022. The increases from December 31, 2022 include approximately $483.6 million acquired through the Professional acquisition. Borrowers in the residential real estate portfolio have an average credit score of 752.
Substantially all residential originations have been underwritten to conventional loan agency standards, including loan balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 63%, with 31% of the loans being in first lien position at September 30, 2023, compared to an average LTV of 69%, with 31% of the portfolio being in the first lien position at December 31, 2022.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $38.0 million, or 13%, to total $248.5 million at September 30, 2023, compared to $286.6 million at December 31, 2022.
At September 30, 2023, the Company had unfunded commitments to extend credit of $3.9 billion, compared to $2.8 billion at December 31, 2022.
Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loans individually greater than $15 million totaled $574.9 million and represented 6% of the total portfolio at September 30, 2023.
Concentrations in total construction and land development loans and total CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital were 51% and 248%, respectively, at September 30, 2023, compared to 45% and 230%, respectively, at December 31, 2022. The increase was primarily the result of the acquisition of Professional Bank. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 48% and 234%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Borrower Modifications, Other Real Estate Owned and Credit Quality
Nonperforming assets (“NPAs”) at September 30, 2023 totaled $48.7 million, and were comprised of $41.5 million of nonaccrual loans, and $7.2 million of other real estate owned (“OREO”). Compared to December 31, 2022, nonaccrual loans increased $12.7 million, or 44%, including loans acquired from Professional. The $4.9 million increase in OREO is the result of closures of three branch properties in the first quarter of 2023. Overall, NPAs increased $17.6 million, or 56%, from $31.1 million as of December 31, 2022. At September 30, 2023, approximately 67% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At September 30, 2023, nonaccrual loans reflected cumulative write downs of approximately $6.5 million, including reserves on individually evaluated loans.
Nonperforming loans to total loans outstanding at September 30, 2023 increased to 0.41% from 0.35% at December 31, 2022. Nonperforming assets to total assets at September 30, 2023 increased to 0.33% from 0.26% at December 31, 2022.

The table below sets forth details related to nonaccrual loans.

	September 30, 2023
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$142	$14	$156
Commercial real estate - owner occupied	2,015	5,947	7,962
Commercial real estate - non-owner occupied	4,308	5,342	9,650
Residential real estate	4,761	5,307	10,068
Commercial and financial	6,338	5,984	12,322
Consumer	1,274	76	1,350
Total	$18,838	$22,670	$41,508

	December 31, 2022
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$53	$562	$615
Commercial real estate - owner occupied	—	2,597	2,597
Commercial real estate - non-owner occupied	2,892	1,292	4,184
Residential real estate	2,213	6,896	9,109
Commercial and financial	4,189	7,426	11,615
Consumer	18	705	723
Total	$9,365	$19,478	$28,843
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
On January 1, 2023, the Company adopted ASU 2022-02 which includes disclosure requirements related to certain modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as troubled borrower modifications (“TBMs”). TBMs are typically in the form of an interest rate reduction, an extension of the amortization period and/or converting the loan to interest only for a limited period of time. In addition to the change in payment terms, the Company seeks to obtain additional collateral and/or guarantors to provide additional support for the loan. The Company does not typically provide forgiveness of principal as a modification. As of September 30, 2023, there were eight loans totaling $2.2 million that were TBMs, which is considered immaterial.

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
During the nine months ended September 30, 2023, the Company recorded provision expense of $33.5 million. The provision expense included $26.6 million for loans acquired in the Professional acquisition. The Company reported net charge-offs for the nine months ended September 30, 2023 of $16.6 million.
The ratio of allowance for credit losses to total loans was 1.49% at September 30, 2023, 1.40% at December 31, 2022, and 1.42% at September 30, 2022.

LIBOR Transition
The Company’s LIBOR transition steering committee has been responsible for overseeing the execution of the Company’s enterprise-wide LIBOR transition program, and for evaluating and mitigating risks associated with the transition from LIBOR. The remaining tenors of U.S. dollar LIBOR ceased publication after June 30, 2023. The Company reviewed its LIBOR loan contracts and customer swap agreements to identify required remediation to support the transition away from LIBOR. As of June 30, 2023, substantially all of these contracts included standardized fallback language or were amended to new reference rates, which are predominantly SOFR-based. The Company also invests in securities and has issued subordinated debt indexed to LIBOR which, as expected, have transitioned to SOFR-based reference rates or will transition on their next reset date in accordance with existing fallback provisions of the LIBOR Act. The transition did not have a material impact on the Company’s financial position or results of operations.

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
Funding sources include primarily customer-based deposits, collateral-backed borrowings, brokered deposits, cash flows from operations, cash flows from the loan and investment portfolios and asset sales, primarily secondary marketing for residential real estate mortgages. Cash flows from operations are a significant component of liquidity risk management and the Company considers both deposit maturities and the scheduled cash flows from loan and investment maturities and payments when managing risk.
Cash and cash equivalents, including interest bearing deposits, totaled $696.0 million at September 30, 2023, compared to $201.9 million at December 31, 2022. Higher cash and cash equivalent balances at September 30, 2023 reflect the Company’s increased liquidity position strategy during the year.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Uninsured deposits represented only 34% of overall deposit accounts at September 30, 2023. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 29% of total deposits.
The Company routinely uses debt securities and loans as collateral for secured borrowings. In the event of severe market disruptions, the Company has access to secured borrowings through the FHLB and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company has liquidity sources as discussed below, including cash and lines of credit with the Federal Reserve and FHLB, that represent 158% of uninsured deposits, and 182% of uninsured and uncollateralized deposits.
In addition to $696.0 million in cash and cash equivalents at September 30, 2023, the Company had $5.7 billion in available borrowing capacity, including $4.8 billion in available collateralized lines of credit, $0.6 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $0.3 billion. Included in available borrowing capacity is approximately $0.4 billion under the Federal Reserve's Bank Term Funding Program, which the Company has not utilized and does not plan to utilize. The Company may also access funding by acquiring brokered deposits. Brokered deposits at September 30, 2023, December 31, 2022, and September 30, 2022 totaled $308.0 million, $58.6 million, and $81.8 million, respectively.
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the third quarter of 2023, Seacoast Bank distributed $12.8 million to the Company and, at September 30, 2023, is eligible to distribute dividends to the Company of approximately $188.3 million without prior regulatory approval. At September 30, 2023, the Company had cash and cash equivalents at the parent of approximately $115.0 million, compared to $111.8 million at December 31, 2022.

Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

	September 30,	December 31,
(In thousands, except ratios)	2023	2022
Noninterest demand	$3,868,132	$4,070,973
Interest-bearing demand	2,800,152	2,337,590
Money market	3,143,897	1,985,974
Savings	721,558	1,064,392
Time certificates of deposit	1,574,095	522,666
Total deposits	$12,107,834	$9,981,595

Customer sweep accounts	$276,450	$172,029

Noninterest demand deposits as % of total deposits	32%	41%
The Company’s balance sheet continues to be primarily funded by core deposits. Consumer deposits represent 43% of total deposits, with an average balance per account of $24 thousand. Business deposits represent 57% of total deposits, with an average balance per account of $111 thousand. Highlighting the Company's longstanding relationship-based strategy, the average tenure for a Seacoast customer is 9.7 years.
Total deposits increased $2.1 billion, or 21%, to $12.1 billion at September 30, 2023, compared to $10.0 billion at December 31, 2022. The increase primarily reflects the impact of the Professional acquisition, which added $2.1 billion in deposits during the first quarter of 2023.
Noninterest demand deposits represented 32% of total deposits at September 30, 2023 and 41% at December 31, 2022. Transaction account balances (noninterest demand and interest-bearing demand) represented 55% of total deposits at September 30, 2023, compared to 64% at December 31, 2022.
Customer repurchase agreements totaled $276.5 million at September 30, 2023, increasing $104.4 million, or 61%, from December 31, 2022. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At September 30, 2023 and December 31, 2022, borrowings included $72.1 million and $71.9 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company.
On October 7, 2022, the Company acquired $12.3 million in subordinated debt through the acquisition of Apollo. Contractual interest is paid on a semiannual basis at a fixed rate of 5.50% until April 30, 2025, at which point the rate converts to a floating rate of 3-month SOFR plus 533 basis points. The debt was recorded at fair value, resulting in a $0.4 million premium that is being amortized into interest expense over the remaining term to maturity.
On January 31, 2023, the Company acquired $25.0 million in subordinated debt through the acquisition of Professional. Contractual interest is paid on a semiannual basis at a fixed interest rate of 3.375% until January 30, 2027, at which point the rate converts to a 3-month SOFR rate plus 203 basis points paid quarterly. The debt was recorded at fair value, resulting in a $3.9 million discount that is being accreted into interest expense over the remaining term to maturity.
The weighted average interest rate of outstanding subordinated debt was 6.88% and 3.40% for the nine months ended September 30, 2023 and September 30, 2022, respectively.
Federal Home Loan Bank advances totaled $110.0 million at September 30, 2023 with a weighted average interest rate of 2.88%, compared to $150.0 million at December 31, 2022 with a weighted average interest rate of 3.42%.

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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $3.9 billion at September 30, 2023 and $2.8 billion at December 31, 2022.

Capital Resources
The Company’s equity capital at September 30, 2023 increased $440.6 million, or 27%, from December 31, 2022 to $2.0 billion. Changes in equity included increases in net income of $74.5 million and the issuance of $421.0 million in equity in connection with the Professional acquisition, partially offset by the issuance of common stock dividends totaling $45.2 million and a decrease in accumulated other comprehensive income of $24.2 million.
The ratio of shareholders’ equity to period end total assets was 13.82% and 13.24% at September 30, 2023 and December 31, 2022, respectively. The ratio of tangible shareholders’ equity to tangible assets was 8.68% and 9.08% at September 30, 2023 and December 31, 2022, respectively. The decrease in the tangible common equity ratio was due to growth in the balance sheet from the Professional acquisition. Changes in the value of held-to-maturity securities are not reflected under GAAP; however, illustratively, if all held-to-maturity securities were presented at fair value, the tangible common equity ratio would have been 7.89% at September 30, 2023.
Activity in shareholders’ equity for the nine months ended September 30, 2023 and 2022 follows:

(In thousands)	2023	2022
Beginning balance at December 31, 2022 and 2021	$1,607,775	$1,310,736
Net income	74,490	82,580
Common stock transactions related to stock based employee benefit plans	4,316	—
Issuance of common stock and conversion of options pursuant to acquisitions	421,042	94,067
Stock compensation, net of Treasury shares acquired	10,290	9,651
Issuance of common share dividend	(45,236)	(29,012)
Change in accumulated other comprehensive income	(24,238)	(180,220)
Repurchase of common stock	(45)	—
Ending balance at September 30, 2023 and 2022	$2,048,394	$1,287,802
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

September 30, 2023	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	15.09%	14.26%	10.00%
Tier 1 Capital Ratio	14.00	13.17	8.00
Common Equity Tier 1 Ratio (CET1)	13.34	13.17	6.50
Leverage Ratio	10.71	10.05	5.00
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 15.09% at September 30, 2023, a decrease from 15.79% at December 31, 2022, primarily due to growth including the acquisition of Professional. At September 30, 2023, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.05%, well above the minimum to be well-capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $188.3 million of dividends to the Company.
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
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 month period beginning October 1, 2023, holding all balances on the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not consider changes in the slope of the yield curve. In particular, the steepening or inversion of the yield curve as well as gradually changing interest rate changes could result in different outcomes when compared to the parallel shifts contemplated below.

% Change in Projected Baseline
Change in Interest Rates	Net Interest Income
1-12 months
+3.00%	(14.3)%
+2.00%	(7.0)%
+1.00%	(3.6)%
Current	—%
-1.00%	0.9%
-2.00%	(0.3%)
-3.00%	(1.3%)
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

% Change in
Change in Interest Rates	Economic Value of
Equity
+3.00%	(18.9)%
+2.00%	(12.5)%
+1.00%	(5.5)%
Current	—%
-1.00%	3.9%
-2.00%	6.9%
-3.00%	7.9%
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2023 and concluded that those disclosure controls and procedures are effective.
During the quarter ended September 30, 2023, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the nine month period ended September 30, 2023, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
1/1/23 to 1/31/23	8,783	$31.23	—	$100,000
2/1/23 to 2/28/23	—	—	—	100,000
3/1/23 to 3/31/23	2,703	28.15	—	100,000
Total - 1st Quarter	11,486	$29.84	—	$100,000
4/1/23 to 4/30/23	47,516	23.70	—	100,000
5/1/23 to 5/31/23	—	17.99	2,515	99,955
6/1/23 to 6/30/23	7,117	31.90	—	99,955
Total - 2nd Quarter	54,633	$23.72	2,515	$99,955
7/1/23 to 7/31/23	4,121	23.46	—	99,955
8/1/23 to 8/31/23	—	—	—	99,955
9/1/23 to 9/30/23	—	—	—	99,955
Total - 3rd Quarter	4,121	$23.46	—	$99,955
[1]Shares purchased from January 1, 2023 through September 30, 2023 represent shares surrendered to the Company to satisfy tax withholding related to the exercise of stock options and the vesting of share-based awards.

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
As of September 30, 2023, 2,515 shares of the Company's common stock had been repurchased under the program.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the three months ended September 30, 2023, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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
Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 8, 2023	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

November 8, 2023	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer