Form 10-K
period 2023-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2024-02-27
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
                                              ☒ Yes            ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2023, as reported on the NASDAQ Global Select Market, was $1,880,407. The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of January 31, 2024, was 84,889,092.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2024 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2024 Proxy Statement shall be deemed so incorporated.

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
•Potential impacts of adverse developments in the banking industry highlighted by high-profile bank failures, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto (including increases in the cost of our deposit insurance assessments), the Company's ability to effectively manage its liquidity risk and any growth plans, and the availability of capital and funding;
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
•Interest rate risks (including the impact of interest rates on macroeconomic conditions, customer and client behavior, and on our net interest income), sensitivities, and the shape of the yield curve;
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
•The Company’s ability to identify and address increased cybersecurity risks, including those impacting vendors and other third parties which may be exacerbated by recent developments in generative artificial intelligence;
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
•The effects of war or other conflicts, including the impacts related to or resulting from Russia’s military action in Ukraine and the escalating conflicts in the Middle East, acts of terrorism, natural disasters, including hurricanes in the Company's footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
•Unexpected outcomes of, and the costs associated with, existing or new litigation involving the Company;
•Seacoast’s ability to maintain adequate internal controls over financial reporting;
•Potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions;
•The risks that deferred tax assets could be reduced if estimates of future taxable income from the Company’s operations and tax planning strategies are less than currently estimated, the results of tax audit findings, challenges to our tax positions, or adverse changes or interpretations of tax laws;
•The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, non-bank financial technology providers, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions;
•The failure of assumptions underlying the establishment of reserves for expected credit losses;
•Risks related to, and the costs associated with, environmental, social and governance ("ESG") matters, including the scope and pace of related rulemaking activity;
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
•The risk that balance sheet, revenue growth, and loan growth expectations may differ from actual results; and
•Other factors and risks described under “Risk Factors” herein and in any of the Company's subsequent reports filed with the SEC and available on its website at www.sec.gov.

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
General Information
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a financial holding company, incorporated in Florida in 1983, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Its principal subsidiary is Seacoast National Bank, a wholly-owned national banking association (“Seacoast Bank”), which commenced its operations in 1933. As of December 31, 2023, Seacoast had total consolidated assets of $14.6 billion, total deposits of $11.8 billion, total consolidated liabilities, including deposits, of $12.5 billion and consolidated shareholders’ equity of $2.1 billion.
Seacoast has grown to be one of the largest regional banks headquartered in Florida, with an expanding presence in the state's fastest growing markets, each of which has unique characteristics and opportunities. This growth has been achieved through a balanced strategy consisting of organic growth and opportunistic acquisitions. The Company provides integrated financial services including commercial and retail banking, wealth management, mortgage and insurance services to customers through advanced online and mobile banking solutions, and through Seacoast Bank's network of 77 traditional branches.
The Company’s legal structure includes wholly-owned subsidiaries through which the Company manages investments and foreclosed properties. Through one of these subsidiaries, Seacoast Bank has a controlling interest in a real estate investment trust (“REIT”). Unrelated investors own a non-controlling interest in the preferred stock of the REIT. Seacoast Bank provides brokerage and annuity services through an affiliation with a third party broker/dealer, LPL Financial. Seacoast Insurance Services, Inc. and Nature Coast Insurance, Inc., each a wholly-owned subsidiary of Seacoast, facilitate access for the Company to provide customers with a range of insurance products. The Company also operates seven trusts, formed for the purpose of issuing trust preferred securities, as described in Note 9 – “Borrowings” in Item 8 of this Form 10-K.
Available Information
The Company's principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is (772) 287-4000. The Company and Seacoast Bank maintain websites at www.seacoastbanking.com and www.seacoastbank.com, respectively. The information on these websites is not part of this report and neither of these websites nor the information appearing on these websites is included or incorporated in this report.
Seacoast makes available, free of charge on its corporate website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
Also available on the Company's website are its Code of Conduct, Corporate Governance Guidelines, the charter of each active committee of the Board of Directors, and other materials outlining the Company's corporate governance practices.
Market and Competition
Seacoast has continued expanding the franchise and strengthening its competitive position throughout Florida with acquisitions and new market launches, adding to its footprint in the state’s fastest growing markets. In January 2023, Seacoast completed the acquisition of Professional Holding Corp. (“Professional”), which further expanded Seacoast’s presence in the tri-county South Florida market, which includes Miami-Dade, Broward, and Palm Beach counties, Florida’s largest metropolitan statistical area ("MSA") and the 8th largest MSA in the nation. In 2022, Seacoast completed the acquisitions of Sabal Palm Bancorp, Inc. ("Sabal Palm"), creating a presence in the desirable Sarasota market, Business Bank of Florida Corp. ("BBFC"), supporting continued growth in Brevard County, Drummond Banking Company ("Drummond") expanding the footprint into North Florida, including Ocala and Gainesville, and Apollo Bancshares, Inc. ("Apollo"), adding presence in Miami-Dade county. Also in the past two years, Seacoast entered the Naples and Jacksonville markets.

Seacoast operates in a highly competitive environment, and Seacoast Bank's competition includes not only other banks, but also various other non-bank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer-to-peer lending businesses, financial technology companies ("fintechs"), investment brokerage and financial advisory firms and mutual fund companies. Seacoast Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast Bank also competes for interest-bearing funds with other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation, rapid technological changes, and regulatory developments within the financial services industry will likely change the nature and intensity of competition, but should also create opportunities for the Company to demonstrate and leverage its competitive advantages.
Competitors include not only financial institutions based in Florida, but also large out-of-state and foreign banks, bank holding companies and other financial institutions that have an established market presence in Florida or that offer internet-based products. Many of the Company's competitors are engaged in local, regional, national and international operations and have greater assets, personnel and other resources. Some of these competitors are subject to less regulation and/or more favorable tax treatment. Many of these institutions have greater resources, broader geographic markets and higher lending limits, and may offer services that the Company does not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services, and electronic and other technology. To offset these potential competitive disadvantages, the Company depends on its reputation for superior service, ability to make credit and other business decisions quickly, and the delivery of an integrated distribution of traditional branches and bankers, with digital technology.
Human Capital
As of December 31, 2023, the Company and its subsidiaries employed 1,541 full time-equivalent employees. Our associates are not represented by a collective bargaining agreement and we believe our relationship with our associates is strong.

Professional Development and Employee Engagement
Seacoast offers comprehensive training and development programs to provide professional growth opportunities and career paths, and offers tuition reimbursement to promote continued professional education. The Seacoast Manager Excellence Program supports associates as they progress from individual contributor to manager, focusing on creating purpose, driving results, developing talent, and leading change. To ensure that we are meeting associates’ expectations, we conduct an Employee Engagement Survey each year. The results of the survey and the process of continuous improvement are discussed with the Board at least annually. In 2023, 97% of associates participated in the annual engagement survey, with the overall associate engagement score increasing two percentage points to 85%, which is 9% higher than the Banking industry and 8% higher than the Finance industry benchmarks.
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
For the past several years, Seacoast Bank has been named among the "Best Banks to Work For" by American Banker and has repeatedly been recognized as a best place to work for LGBTQ equality. In addition, during 2023, Seacoast was recognized among Fortune's Best Workplaces for Women and has been certified by Great Place to Work for 2023.
Associate Health and Well-Being
We strive to offer competitive compensation and employee benefits including, among others, paid vacation time, medical, dental and vision insurance benefits, 401(k) plan with company match, and an employee stock purchase plan. Seacoast also provides access to a variety of resources to address personal and financial health and wellness. Comprehensive Employee Assistance Plan ("EAP") resources are accessible to all associates, addressing a wide range of topics from substance abuse to child and elder care resources. Associates are encouraged to balance their physical fitness with their work life, with a Company reimbursement for a portion of fitness center memberships. We also offer financial planning resources for help with student debt, retirement planning and one-on-one financial planning sessions to all associates.
Supervision and Regulation
The Company is extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect the Company or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and Seacoast Bank’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company and Seacoast Bank, are difficult to predict. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to the Company or Seacoast Bank. Changes in applicable laws, regulations or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on the Company's and Seacoast Bank’s business, operations, and earnings. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”), and the U.S. banking and financial system rather than protection for the holders of the Company's capital stock.
Regulation of the Company: The Company is registered as a bank holding company with the FRB under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and has elected to be a financial holding company. As such, the Company is subject to comprehensive supervision and regulation by the Federal Reserve and to its regulatory reporting requirements. Federal law subjects financial holding companies, such as Seacoast, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.
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
Activity Limitations: As a financial holding company, Seacoast is permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if so determined by the FRB, complementary to financial activities. The Company and Seacoast Bank must each remain “well-capitalized” and “well-managed” and Seacoast Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for the Company to maintain its status as a financial holding company. In addition, the FRB has the power to order a financial holding company or its subsidiaries to terminate any non-banking activity or terminate its ownership or control of any non-bank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company. As further described below, each of the Company and Seacoast Bank is well-capitalized as of December 31, 2023, and Seacoast Bank achieved a rating of “Outstanding” in its most recent CRA evaluation.
Source of Strength Obligations: As a bank holding company, we are required to act as a source of financial and managerial strength to Seacoast Bank and to maintain resources adequate to support it. The term “source of financial strength” means the ability to provide financial assistance in the event of financial distress. As regulator of Seacoast Bank, the Office of the Comptroller of the Currency (the “OCC”) may require reports from the Company to assess its ability to serve as a source of strength and the FRB may enforce compliance with the source of strength requirements and require the Company to provide financial assistance to Seacoast Bank in the event of financial distress.

Acquisitions: The BHC Act permits acquisitions of banks by bank holding companies, such that Seacoast and any other bank holding company, whether located in Florida or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentages, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The FRB may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction meeting the convenience and needs of the community to be served. The FRB is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combating money laundering.
Change in Control: Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the FRB before acquiring control of any bank holding company, such as Seacoast, and the OCC before acquiring control of any national bank, such as Seacoast Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of the Company's outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of the Company's stock.
Governance and Financial Reporting Obligations: Seacoast is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board (the “PCAOB”), and the NASDAQ Global Select Market (“NASDAQ”) stock exchange. In particular, the Company is required to include management and independent registered public accounting firm reports on internal controls as part of its Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. Failure to comply with these internal control rules may materially adversely affect the Company's reputation, its ability to obtain the necessary certifications to financial statements, and the value of the Company's securities. The assessments of the Company's financial reporting controls as of December 31, 2023 are included in this report under “Item 9A. Controls and Procedures.”
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
Incentive Compensation: The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2023, these rules have not been implemented. The Company and Seacoast Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks and that policies are in place to provide for recovery (i.e., "clawback") of erroneously awarded incentive compensation, consistent with three key principles: that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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
Volcker Rule: Section 13 of the BHC Act, commonly referred to as the “Volcker Rule,” generally prohibits banking organizations with greater than $10 billion in assets from (i) engaging in certain proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which bank holding companies and their subsidiaries may continue to engage and requires banking organizations to implement compliance programs. The Company became subject to the Volcker Rule effective January 1, 2024, and this had no material effect on the Company's activities or operations.
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
Capital Requirements: The Company and Seacoast Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the FRB and OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on the Company's and Seacoast Bank's capital levels.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.
To be well-capitalized, Seacoast Bank must maintain at least the following capital ratios:
•10.0% Total capital to risk-weighted assets;
•8.0% Tier 1 capital to risk-weighted asset;
•6.5% CET1 to risk-weighted assets; and
•5.0% leverage ratio.
The FRB has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the FRB’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the FRB were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to Seacoast Bank, the Company’s capital ratios as of December 31, 2023 would exceed such revised well-capitalized standard. Also, the FRB may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
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
In 2023, the Company’s and Seacoast Bank’s regulatory capital ratios were above the well-capitalized standards and met the capital conservation buffer as of December 31, 2023. Based on current estimates, we believe that the Company and Seacoast Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2024. As of December 31, 2023, the consolidated capital ratios of Seacoast and Seacoast Bank were as follows:

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized[1]
Total Risk-Based Capital Ratio	15.92%	14.82%	10.00%
Tier 1 Capital Ratio	14.54	13.64	8.00
Common Equity Tier 1 Capital Ratio (CET1)	13.87	13.64	6.50
Leverage Ratio	11.00	10.32	5.00
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
In addition, the Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The OCC and the FRB have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the FRB have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.
In accordance with FRB policy, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the FRB has indicated that the board of directors of a bank holding company should consult with the FRB and eliminate, defer or significantly reduce the bank holding company’s dividends if:
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the year ended December 31, 2023, Seacoast Bank distributed $40.7 million to the Company. During the year ended December 31, 2022, Seacoast Bank distributed $48.4 million to the Company. Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits for that year combined with its retained net profits for the preceding two calendar years. Under this restriction Seacoast Bank is eligible to distribute dividends up to $205.7 million to the Company, without prior OCC approval, as of December 31, 2023.
It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only on income available during the past year, only if prospective earnings retention is consistent with the organization's expected future needs and financial condition, and only if the level of cash dividends does not undermine the bank holding company's ability to serve as a source of strength to its banking subsidiary. The Company has paid quarterly dividends since the second quarter of 2021. Whether the Company continues to pay quarterly dividends and the amount of any such dividends will be at the discretion of the Company's board of directors and will depend on the Company's earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, and other factors that the board of directors may deem relevant.
Regulation of the Bank: As a national bank, Seacoast Bank is subject to comprehensive supervision and regulation by the OCC and is subject to its regulatory reporting requirements. Additionally, Seacoast Bank also is subject to certain FRB and FDIC regulations.
As of January 1, 2023, Seacoast Bank, meets the definition of a “large institution” and is subject to direct supervision by the Consumer Financial Protection Bureau (“CFPB”) for compliance with a wide range of consumer compliance laws, and for assessment of the effectiveness of the Bank's compliance management system. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.
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
Reserves: FRB rules require depository institutions, such as Seacoast Bank, to maintain reserves against their transaction accounts, primarily interest bearing and non-interest bearing checking accounts. In March 2020, reserve requirement ratios were reduced to zero percent. These reserve requirements are subject to annual adjustment by the FRB.
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
In October of 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate by two basis points, applicable to all insured depository institutions, which began with the first quarterly assessment period in 2023 and will remain in effect until the level of the DIF reserve ratios to insured deposits meets the FDIC's long-term goals. In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with several bank failures that occurred during early 2023. The assessment base for the special assessment is equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning the first quarterly assessment period of 2024. Seacoast Bank is not subject to the assessment as it did not have more than $5 billion in uninsured deposits.
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
Anti-Money Laundering: A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. Title III of the USA PATRIOT Act requires that regulated banks such as Seacoast Bank: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution.
Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, subject to pending implementation by regulatory rulemaking, and, on June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking. FinCEN is required to implement regulations to specify how covered financial institutions, such as the Company, should incorporate these national priorities into their AML programs. As of December 31, 2023, no such regulations have been proposed.
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
Concentrations in Lending: In 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for credit losses and capital levels may also be required. The Guidance is triggered when commercial real estate loan concentrations exceed either:
•Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•Total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.
The Guidance also applies when a bank has a sharp increase in commercial real estate loans or has significant concentrations of commercial real estate secured by a particular property type. Seacoast Bank has exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. Seacoast Bank believes that its long-term experience in commercial real estate lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. At December 31, 2023, Seacoast Bank's construction and land development loans represented approximately 45% of total risk-based capital at December 31, 2023, well below the Guidance’s threshold. At December 31, 2023, the total commercial real estate exposure for Seacoast Bank represented approximately 244% of total risk based capital, also below the Guidance’s threshold.
Debit Interchange Fees: Interchange fees, or “swipe” fees, are fees that merchants pay to card companies and card-issuing banks such as Seacoast Bank for processing electronic payment transactions on their behalf. The “Durbin Amendment” in the Dodd-Frank Act provides limits on the amount of debit card interchange that may be received or charged by the debit card issuer, for insured depository institutions with $10 billion or more in assets (inclusive of affiliates) as of the end of the previous calendar year. The limitations specified by the Durbin Amendment became effective for Seacoast Bank on July 1, 2023.
On October 25, 2023, the FRB issued a proposed rule that would reduce the amount of debit card interchange fees received by debit card issuers. In addition, the proposed rule would allow for an update to the debit card interchange fee cap every other year based on an analysis of certain costs incurred by debit card issuers. If the rule is adopted as currently proposed, it would result in a further reduction to our debit card interchange fees.

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
On October 24, 2023, the OCC, the FRB, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.
Privacy and Data Security: The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLBA. The GLBA also directs federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. Seacoast Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Seacoast Bank is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. The federal banking agencies also require banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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
The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with certain standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages ("ARMs"), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.
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
LIBOR: On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on the Secured Overnight Financing Rate ("SOFR") that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act. The Company has completed the transition from LIBOR with no material impact on the Company’s financial position or results of operations.
Anti-Bribery Laws: Federal law prohibits offering or giving a bank official or any third party (or for the bank official to solicit or receive for himself or a third party) "anything of value" other than what is given or offered to the bank itself. Further, the Foreign Corrupt Practices Act makes it unlawful to make payments to foreign government officials to assist in obtaining or retaining business. The Company and Seacoast Bank have implemented a Code of Business Ethics that governs the behavior of its officers and employees to ensure compliance with such laws.

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
Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risk of the asset, especially during a difficult economy, including the current stressed economy. As of December 31, 2023, 50% of our loan portfolio was comprised of loans secured by commercial real estate. The banking regulators continue to give commercial real estate lending greater scrutiny, and banks with higher levels of commercial real estate loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for expected losses and capital levels as a result of commercial real estate lending growth and exposures.
Seacoast Bank has a commercial real estate concentration risk management program and monitors its exposure to CRE; however, there can be no assurance that the program will be effective in managing our concentration in CRE.
Nonperforming assets could result in an increase in our provision for credit losses on loans, which could adversely affect our results of operations and financial condition.
At December 31, 2023, our nonaccrual loans totaled $65.1 million or 0.65% of the loan portfolio and our nonperforming assets (which includes nonaccrual loans) were $72.7 million or 0.50% of total assets. In addition, we had approximately $30.5 million in accruing loans that were 30 days or more delinquent at December 31, 2023. Our nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on nonaccrual loans, thereby adversely affecting our income, and increasing our loan administration costs. When the only source of repayment expected is the underlying collateral, we are required to mark the related loan to the then fair market value of the collateral, if less than the recorded amount of our investment, which may result in a loss. These loans also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. We may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and our provision for credit losses on loans. Any increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
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
Our business depends on the creditworthiness of our customers. We review our allowance for credit losses on loans for adequacy, at a minimum quarterly, considering economic conditions and trends, reasonable and supportable forecasts, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. The determination of the appropriate level of the allowance for credit losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We cannot be certain that our allowance will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrowers repaying their loans. Generally, the credit quality of our borrowers can deteriorate as a result of economic downturns in our markets. For example, inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations, increasing our credit risk. If the credit quality of our customer base or their debt service behavior materially decreases, if the risk profile of a market, industry or group of customers declines or weakness in the real estate markets and other economics were to arise, or if our allowance for credit losses on loans is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for credit losses on loans, we will need additional provisions to increase the allowance, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.
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
The FRB has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, over which the Company has no control and which the Company may not be able to adequately anticipate.
Interest rates increased significantly in 2022 and through the first half of 2023 as the FRB attempted to slow economic growth and counteract rising inflation. Further changes in interest rates and monetary policy reportedly are dependent upon the FRB’s assessment of economic data as it becomes available. The FRB may maintain higher interest rates to counteract persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations. Conversely, lower interest rates may reduce our realized yield on variable rate loans and investment securities and on new loans and securities, which would reduce our interest income and cause downward pressure on net interest income and net interest margin. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations. The Company cannot predict the nature of timing of future changes in monetary, economic, or other policies, or the effect that changes will have on the Company’s business activities, financial condition and results of operations.
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
Our access to funding sources in amounts adequate or on terms which are acceptable to us could be impaired by other factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors. Although we have historically been able to replace maturing deposits and FHLB advances as necessary, we might not be able to replace such funds in the future and can lose a relatively inexpensive source of funds and increase our funding costs if, among other things, customers move funds out of bank deposits and into alternative investments, such as the stock market, that may be perceived as providing superior expected returns. Recently proposed changes to the Federal Home Loan Bank system could adversely impact the Company's access to Federal Home Loan Bank borrowings or increase the cost of such borrowings. Access to liquidity may also be negatively impacted by the value of our securities portfolio, if liquidity and/or business strategy necessitate the sales of securities in a loss position. Access to liquidity may also be negatively impacted by the value of our securities portfolio, if liquidity and/or business strategy necessitate the sales of securities in a loss position. We may be required to seek additional regulatory capital through capital raises at terms that may be very dilutive to existing shareholders.
Our ability to borrow could also be impaired by factors that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
Adverse developments or concerns affecting the financial services industry in general or financial institutions that are similar to us or that may be viewed as being similar to us, such as bank failures and disruption in the United States banking industry, could adversely affect our financial condition and results of operations.

Several financial institutions have failed or required outside liquidity support, often as a result of the inability of the institutions to obtain needed liquidity. The impact of this situation led to heightened risk of additional stress to other financial institutions, and the financial services industry generally as a result of increased lack of confidence in the financial sector. Banking regulators are taking action in an effort to strengthen public confidence in the banking system, but there can be no assurance that these actions will stabilize the financial services industry and financial markets. While we currently do not anticipate liquidity constraints of the kind that caused certain other financial institutions to fail or require external support, constraints on our liquidity could occur as a result of unanticipated deposit withdrawals, because of market distress or our inability to access other sources of liquidity, including through the capital markets due to unforeseen market dislocations or interruptions.

Moreover, some of our customers may become less willing to maintain deposits at Seacoast because of broader market concerns with the level of insurance available on those deposits. Our business and our financial condition and results of operations could be adversely affected by continued soundness concerns regarding financial institutions generally and our counterparties specifically and limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system, as well as the impact of excessive deposit withdrawals. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system or certain banks, deposit volatility, liquidity issues, stock price volatility and other adverse developments. Any of these impacts, or any other impacts resulting from bank failures or other related or similar events, could have a material adverse effect on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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
In addition, the widespread adoption of new technologies, including internet banking services, mobile banking services, cryptocurrencies and payment systems, and artificial intelligence, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet banking and mobile banking channel strategies in addition to remote connectivity solutions. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.
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
Further, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs. Investors, consumers and businesses may also change their behavior on their own as a result of these concerns. The state of Florida could be disproportionately impacted by long-term climate changes. We and our customers may face cost increases, asset value reductions (which could impact customer creditworthiness), operating process changes, changes in demand for products and services, and the like resulting from new laws, regulations, and changing consumer and investor preferences regarding our, or other companies', response to climate change. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
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
We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business and/or new products and services, we undergo a process to assess the risks of the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
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
We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations, particularly in the areas of operations, treasury management systems, information technology and security, exposing us to the risk that these vendors will not perform as required by our agreements and exposing us to operational and informational security risks, including risks associated with operational errors, information system failures, interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. An external vendor’s failure to perform in accordance with our agreement could be disruptive to our operations, which could have a material adverse impact on our reputation, business, financial condition and results of operations. Our regulators also impose requirements on us with respect to monitoring and implementing adequate controls and procedures in connection with our third party vendors.
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
We rely heavily on our communications and information systems to conduct our business. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products, services and methods of delivery (including those related to or involving artificial intelligence, machine learning, blockchain and other distributed ledger technologies). Our ability to compete successfully depends in part upon our ability to use technology to provide products and services that will satisfy customer demands. We have and will continue to make technology investments to achieve process improvements and increase efficiency. Many of the Company’s competitors invest substantially greater resources in technological improvements than we do. We may not be able to effectively select, develop or implement new technology-driven products and services or be successful in marketing these products and services to our customers, which may negatively affect our business, results of operations or financial condition.
Evolving business practices, including having certain employees working remotely, introduces additional operational risk, including increased cybersecurity risk. These cyber risks include the risks of greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.
Disruptions to our information systems or security breaches could adversely affect our business and reputation.
Our communications and information systems remain vulnerable to unexpected disruptions and failures. Any failure or interruption of these systems could impair our ability to serve our customers and to operate our business and could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny or enforcement or expose us to civil litigation and possible financial liability. While we have developed extensive recovery plans, we cannot assure that those plans will be effective to prevent adverse effects upon us and our customers resulting from system failures. While we maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems, we cannot assure that this policy would be sufficient to cover all related financial losses and damages should we experience any one or more of our or a third party’s systems failing or failing to prevent, being breached, or experiencing a cyber-attack.
Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures, and there is no assurance that our response to any cyber-attack or system interruption, breach or failure will be fully effective to mitigate and remediate the issues resulting from such an event, including the costs, reputational harm and litigation challenges that we may face as a result. Cybersecurity risks also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant financial loss or liability that could adversely affect our financial condition or results of operations. We offer our clients the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our clients' systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of our clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cybersecurity attacks, our systems and those of our clients and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our client or third-party service provider systems. Any such losses or liabilities could adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems. In addition, as the domestic and foreign regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
We collect and store sensitive data, including personally identifiable information of our customers and employees as well as sensitive information related to our operations. Our collection of such Company and customer data is subject to extensive regulation and oversight. Computer break-ins of our systems or our customers’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond, liability for customer losses if we are at fault, damage to our customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. We advise and provide training to our customers regarding protection of their systems, but there is no assurance that our advice and training will be appropriately acted upon by our customers or effective to prevent losses. In some cases, we may elect to contribute to the cost of responding to cybercrime against our customers, even when we are not at fault, in order to maintain valuable customer relationships.
In our ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to store sensitive data, including financial information regarding our customers. The integrity of information systems of financial institutions is under significant threat from cyber-attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. We employ an in-depth, layered, lines of defense approach that leverages people, processes and technology to manage and maintain cyber security and other information security controls.
Regulatory and Litigation Risk
We operate in a heavily regulated environment. Regulatory compliance burdens and associated costs can affect our business, including our reputation, the value of our securities, and the results of our operations.
We and our subsidiaries are regulated by several regulators, including, but not limited to, the FRB, the OCC, the FDIC, the CFPB, the Small Business Administration, the SEC and NASDAQ. Our success is affected by state and federal regulations affecting banks and bank holding companies, the securities markets and banking, securities and insurance regulators. Banking regulations are primarily intended to protect consumers and depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted. These changes, if adopted, could require us to maintain more capital, liquidity and risk controls, which could adversely affect our growth, profitability and financial condition. Any such changes in law can impact the profitability of our business activities, require changes to our operating policies and procedures, or otherwise adversely impact our business.
Further, we expect to continue to commit significant resources to our compliance with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the PCAOB and NASDAQ. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.
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
Banks with greater than $10 billion in total consolidated assets are subject to certain additional regulatory requirements, including limits on the debit card interchange fees that such banks may collect, changes in the manner in which assessments for FDIC deposit insurance are calculated, and providing the authority to the CFPB to supervise and examine such banks. Limits to debit card interchange fees took effect July 1, 2023, and reduced the Company's revenue.
Additionally, in January 2024, the CFPB issued a notice of proposed rulemaking that would treat discretionary overdraft services offered by banks with more than $10 billion in assets as credit, bringing them for the first time under Regulation Z, the implementing regulation of the Truth in Lending Act.

Compliance with the Dodd-Frank Act's requirements may necessitate that we hire or contract with additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.

See the discussion above at "Supervision and Regulation" for an additional discussion of the extensive regulation and supervision the Company and the Bank are subject to.

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
Although the Company currently complies with all capital requirements, we may be subject to more stringent regulatory capital ratio requirements in the future and we may need additional capital in order to meet those requirements. Our failure to remain “well-capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, our ability to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition, generally. Under FDIC rules, if Seacoast Bank ceases to be a “well-capitalized” institution, its ability to accept brokered deposits and the interest rates that it pays may both be restricted.
Federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.
The FRB and the OCC periodically conduct examinations of our business and Seacoast Bank’s business, including for compliance with laws and regulations, and Seacoast Bank also may be subject to future regulatory examinations by the CFPB, as discussed in the “Supervision and Regulation” section above. If, as a result of an examination, the FRB, the OCC and/or the CFPB were to determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our or Seacoast Bank’s operations had become unsatisfactory, or that we or our management were in violation of any law, regulation or guideline in effect from time to time, the regulators may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the composition of our concentrations in portfolio or balance sheet assets, to assess civil monetary penalties against our officers or directors or to remove officers and directors.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
FDIC insurance premiums we pay may change and be significantly higher in the future. Market developments may significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits, thereby making it requisite upon the FDIC to charge higher premiums prospectively. In 2023, the FDIC imposed a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receivership of Silicon Valley Bank and Signature Bank. The special assessment applied to insured depository institutions with $5 billion or more in estimated uninsured deposits at December 31, 2022. The Company’s uninsured deposits at December 31, 2022 were $3.5 billion, below the threshold for the special assessment. However, in the future, our FDIC deposit insurance premiums and assessments may increase as a result of future increases in assessment rates, required prepayments in FDIC insurance premiums or other changes, and could reduce our profitability. Additionally, by having more than $10 billion in total assets at December 31, 2022, the method that the FDIC uses to determine the amount of our deposit insurance premium has changed. Any increases in our assessment rate, future special assessments, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects or results of operations.

Tax law changes and interpretations may have a negative impact on our earnings.
The enactment of the Tax Reform Act has had, and is expected to continue to have, far reaching and significant effects on us, our customers and the U.S. economy. Further, U.S. tax authorities may at any time clarify and/or modify legislation, administration or judicial changes or interpretations the income tax treatment of corporations. Such changes could adversely affect us, either directly or as a result of the effects on our customers. While lower income tax rates should result in improved net income performance over prospective periods, the extent of the benefit will be influenced by the competitive environment and other factors.
As of December 31, 2023, we had net deferred tax assets ("DTAs") of $113.2 million, based on management's estimation of the likelihood of those DTAs being realized. These and future DTAs may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amounts recorded.
Merger-Related Risks
Future acquisition and expansion activities may disrupt our business, dilute existing shareholders and adversely affect our operating results.
We periodically evaluate potential acquisitions and expansion opportunities. To the extent we grow through acquisition, we cannot assure you that we will be able to manage this growth adequately or profitably. Acquiring other banks, branches or businesses, as well as other geographic and product expansion activities, involve various risks including:
•risk of unknown, undisclosed or contingent liabilities that could arise after the closing of an acquisition and for which there is no indemnification obligation or other price protection mechanism associated with the acquisition;
•unanticipated costs and delays, including as a result of enhanced regulatory scrutiny;
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
•litigation; and
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
Significant market volatility driven in part by concerns relating to, among other things, bank failures, actions by the U.S. Congress or imposed through Executive Order by the President of the United States, as well as global political actions or events, including natural disasters, health emergencies or pandemics, could adversely affect the U.S. or global economies, with direct or indirect impacts on the Company and our business. Results could include reduced consumer and business confidence, credit deterioration, diminished capital markets activity, and actions by the Federal Reserve impacting interest rates or other U.S. monetary policy.
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

None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy

The Company’s information security program is designed to protect sensitive information from unauthorized access, use, disclosure, alteration, or destruction, and to maintain the confidentiality, integrity, and availability of our information assets, including employee and customer non-public information, financial data, and internal operational information. Our Chief Information Security Officer (“CISO”) manages our information security strategy and development as overseen by our overarching Enterprise Risk Management (“ERM”) program.
The Company’s cybersecurity program, including our information security policies, is designed to align with regulatory guidance and industry practices. To protect our information systems, network, and information assets from cybersecurity threats, we use various security tools, products and processes that help identify, prevent, investigate, and remediate cybersecurity threats and security incidents.

The Company’s Information Security team monitors threat intelligence sources to research evolving threats, investigates the potential impact to financial services companies, examines company controls to detect and defend against those threats, and proactively adjusts company defenses against those threats. The Information Security team also actively monitors company networks and systems to detect suspicious or malicious events, including through penetration testing and routine vulnerability scans, and a managed security service provider supplements our efforts to provide 24 hours a day, seven days a week coverage.
We maintain policies and procedures for the safe storage, handling and secure disposal of customer information. Each employee is expected to be responsible for the security and confidentiality of customer information, and we communicate this responsibility to employees upon hiring and regularly throughout their employment. Annually, we provide employees with mandatory security awareness training. The curriculum includes the recognition and appropriate handling of potential phishing emails, which could, ultimately, place sensitive customer or employee information at risk. The Company employs a number of technical controls to mitigate the risk of phishing emails targeting employees. We test employees monthly to determine their susceptibility to phishing test emails, and we require susceptible employees to take additional training and provide regular reports to management.
As part of our information security program, we have adopted a Cyber Incident Response Plan (“Incident Response Plan”) which is administered by our CISO who closely coordinates with the Company’s Information Technology team. The Incident Response Plan describes the Company’s processes, procedures, and responsibilities for responding to cybersecurity incidents, and identifies those team members responsible for assessing potential security incidents, declaring an incident, and initiating a response. The Incident Response Plan outlines action steps for investigating, containing, and remediating a cybersecurity incident, and includes procedures for escalation and reporting of potentially significant cybersecurity incidents to the Company’s Senior Leadership Team, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Risk Officer (“CRO”), Chief Legal Officer (“CLO”) and the Board of Directors. As necessary, the Company may retain a third-party firm to assist with forensic investigation and management of cybersecurity incidents. Annually, our incident response team performs exercises to simulate responses to cybersecurity events. Each exercise results in lessons learned and subsequent improvement to the Incident Response Plan.

The Company conducts due diligence prior to engaging third-party service providers which have access to the Company's networks, systems, and/or customer or employee data. Risk assessments are performed using Service Organization Controls (SOC) reports, self-attestation questionnaires, and other tools. Third-party service providers are required to comply with the Company’s policies regarding non-public personal information and information security. Third parties processing non-public personal information are contractually required to meet all legal and regulatory obligations to protect customer data against security threats or unauthorized access. After contract execution, Seacoast requires critical and high-risk providers to have an ongoing monitoring plan.
While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive, and cybersecurity risk has increased in recent years. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, result of operations or financial condition. See Item 1A. “Risk Factors” for further discussion of the material risks associated with an interruption or breach in our information systems or infrastructure.

Cybersecurity Governance
Our Board of Directors is responsible for overseeing the Company’s business and affairs, including risks associated with cybersecurity threats. The Board oversees the Company’s corporate risk governance processes primarily through its committees, and oversight of cybersecurity threats is delegated primarily to our Information Technology Committee (“ITC”).
The Enterprise Risk Management Committee (“ERMC”) of the Board has primary responsibility for overseeing the Company’s comprehensive Enterprise Risk Management program. The Enterprise Risk Management program assists senior management in identifying, assessing, monitoring, and managing risk, including cybersecurity risk, in a rapidly changing environment. Cybersecurity matters and assessments are regularly included in both ITC and ERMC meetings.
The Board’s oversight of cybersecurity risk is supported by our CISO. The CISO and CIO attend ITC and ERMC meetings and provide cybersecurity updates to these Board committees. The CISO also provides annual risk assessments and reports regarding the information security program summary report to the full Board of Directors. Our CRO, in conjunction with our CISO and CIO, facilitates the involvement of the ITC in oversight of potentially significant cybersecurity incidents.

The Company’s CISO directs the company’s information security program and our information technology risk management. In this role, in addition to the responsibilities discussed above, the CISO manages the Company’s information security and day-to-day cybersecurity operations and supports the information security risk oversight responsibilities of the Board and its committees. The CISO is also responsible for the Company’s information technology governance, risk, and compliance program and ensures that high level risks receive appropriate attention. Led by our CISO, the Information Security team examines risks to the Company’s information systems and assets, designs and implements security solutions, monitors the environment, and provides responses to threats. In 2023 our CISO reported to our CIO; however, for 2024 the CISO will report to our CRO, who in turn reports to our CEO.
Our CISO has cybersecurity experience spanning more than 20 years. Prior experience includes serving as the CISO at a mid-size regional financial institution and serving in manager roles at large professional services firms. He holds a degree in Computer Science and Mathematics and maintains several industry certifications.

Item 2.	Properties
Seacoast maintains its corporate headquarters in a 68,000 square foot, three story building at 815 Colorado Avenue in Stuart, Florida. The building is owned by Seacoast Bank.
Seacoast Bank owns or leases all of the buildings in which its business operates. At December 31, 2023, Seacoast Bank had 77 branch offices, in addition to stand-alone commercial lending offices, and its main office, all located in Florida. For additional information regarding properties, please refer to Notes 7 and 11 of the Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings
The Company and its subsidiaries, because of the nature of their businesses, are at all times subject to numerous legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial position, operating results or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders of the Company's common stock are entitled to one vote per share on all matters presented to shareholders for their vote, as provided in our Articles of Incorporation, as amended.
The Company's common stock is traded under the symbol “SBCF” on the NASDAQ Global Select Market (“NASDAQ”). As of January 31, 2024, there were 84,889,092 shares of the Company's common stock outstanding, held by approximately 2,616 record holders.
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

Share Repurchase Program and Other Repurchases
On December 15, 2023, the Company's Board of Directors authorized the renewal of the Company's share repurchase program, under which the Company may, from time to time, purchase up to $100 million of its shares of outstanding common stock. Under the share repurchase program, which will expire on December 31, 2024, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.
The following table provides details of our common stock repurchases for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
10/1/23 to 10/31/23	13,415	$19.84	527,300	$89,520
11/1/23 to 11/30/23	—	19.98	18,900	89,143
12/1/23 to 12/31/23	89,539	28.95	—	100,000
Total - 4th Quarter	102,954	$21.10	546,200	$100,000
[1]Includes shares that were repurchased to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the Company's stock repurchase plan to repurchase shares.

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
The emphasis of this discussion will be on the years ended December 31, 2023 and 2022. Additional information about the Company’s financial condition and results of operations in 2021 and changes in the Company’s financial condition and results of operations from 2021 to 2022 may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Overview – Strategy and Results
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”), a financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), is one of the largest community banks in Florida, with $14.6 billion in assets and $11.8 billion in deposits as of December 31, 2023. Its principal subsidiary is Seacoast National Bank

(“Seacoast Bank”), a wholly owned national banking association. The Company provides integrated financial services including commercial and consumer banking, wealth management, mortgage and insurance services to customers through advanced online and mobile banking solutions, and Seacoast Bank's network of 77 traditional branches and commercial banking centers.
Seacoast is executing a balanced growth strategy, combining organic growth with strategic acquisitions in Florida's most attractive growing markets. The Company has expanded its presence across the state with 16 acquisitions since 2014, strengthening market share, increasing the customer base and lowering operating costs through economies of scale. The acquisition of Professional Holding Corp. (“Professional”), parent company of Professional Bank, was completed on January 31, 2023. The transaction further expanded Seacoast’s presence in the tri-county South Florida market, which includes Miami-Dade, Broward, and Palm Beach counties, Florida’s largest MSA and the 8th largest in the nation.
The Company's acquisition strategy has not only increased customer households and been accretive to earnings, but has also opened markets and expanded Seacoast's customer base. The table below summarizes acquisition activity in the past ten years:

(In millions)	Primary Market(s)	Year of Acquisition	Acquired Loans	Acquired Deposits
Professional Bank/ Professional Holding Corp.	Miami-Dade County and West Palm Beach	2023	$1,986	$2,119
Drummond Community Bank/ Drummond Banking Company	Gainesville and Ocala	2022	545	881
Apollo Bank/ Apollo Bancshares, Inc.	Miami-Dade County	2022	667	855
Florida Business Bank/ Business Bank of Florida, Corp.	Melbourne	2022	122	166
Sabal Palm Bank/ Sabal Palm Bancorp, Inc.	Sarasota	2022	246	396
Legacy Bank of Florida	Boca Raton and Palm Beach	2021	477	495
Freedom Bank/ Fourth Street Banking Company	Tampa- St. Petersburg	2020	303	330
First Bank of the Palm Beaches	West Palm Beach	2020	147	174
First Green Bank/ First Green Bancorp, Inc.	Orlando and Fort Lauderdale	2018	631	624
Palm Beach Community Bank	West Palm Beach	2017	270	269
NorthStar Bank/ NorthStar Banking Corporation, Inc.	Tampa- St. Petersburg	2017	137	182
GulfShore Bank/ GulfShore BancShares, Inc.	Tampa- St. Petersburg	2017	251	285
Orlando banking operations of BMO Harris Bank, N.A.	Orlando	2016	63	314
Floridian Bank/ Floridian Financial Group, Inc.	Orlando	2016	266	337
Grand Bank & Trust of Florida/ Grand Bankshares, Inc.	West Palm Beach	2015	111	188
BankFirst/ The BANKshares, Inc.	Orlando	2014	365	516

Results of Operations
2023 Financial Performance Highlights
•Net income of $104 million, a decrease of $2.5 million, or 2%, compared to 2022, and adjusted net income1 of $154.7 million, an increase of $18.5 million, or 14%, compared to 2022.
•Net interest income increased $122.1 million, or 33%, to $488.2 million, and net interest margin (on a fully tax equivalent basis)1 increased to 3.77% in 2023 from 3.69% in 2022.
•Pre-tax pre-provision earnings1 were $172.6 million in 2023, an increase of 5% compared to 2022. Adjusted pre-tax pre-provision earnings1 were $242.6 million in 2023, an increase of 19% compared to 2022.
1 Non-GAAP measure, see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

•Continued strong capital, with a Tier 1 capital ratio of 14.5%, and the ratio of tangible common equity to tangible assets increasing to 9.31%.
•Tangible book value per share increased to $15.08 at December 31, 2023 from $14.69 at December 31, 2022.
•Executed strategic expense management actions in 2023 to optimize efficiency in 2024. Fourth quarter 2023 expenses were 8% lower than the prior quarter.

Net Interest Income and Margin
Net interest income for the year ended December 31, 2023, totaled $488.2 million, increasing $122.1 million, or 33%, compared to the year ended December 31, 2022. The increase in net interest income is primarily due to higher balances added through the Professional acquisition and higher yields on securities and loans, partially offset by the higher cost of deposits. Net interest income (on a fully taxable equivalent basis)1 for the year ended December 31, 2023, was $489.0 million, increasing $122.4 million, or 33%, compared to the year ended December 31, 2022. Accretion on acquired loans totaled $56.7 million for the year ended December 31, 2023, compared to $18.4 million for the year ended December 31, 2022. The year-over-year increase in accretion reflects the impact of purchase marks from bank acquisitions in late 2022 and early 2023.
Net interest margin (on a fully taxable equivalent basis)1 increased eight basis points to 3.77% for 2023 compared to 3.69% in 2022. Average interest earning assets increased $3.0 billion, or 31%, during 2023 to $13.0 billion compared to $9.9 billion in 2022, primarily the result of acquisitions in the fourth quarter of 2022 and the first quarter of 2023. During 2023, yields on interest earning assets increased to 5.32% from 3.84% in 2022 due to the higher interest rate environment. The cost of average interest-bearing liabilities in 2023 increased 215 basis points to 2.40% from 0.25% in 2022, reflecting the impact of higher interest rates.
During 2023, average securities increased $34.3 million to $2.6 billion, partially due to the acquisition of Professional. Yields on securities increased 97 basis points from 2.21% in 2022 to 3.18% in 2023, benefiting from the higher rate environment and favorable repricing on variable rate bonds.
Average loans totaled $9.9 billion for the year ended December 31, 2023, reflecting an increase of $3.1 billion, or 45%, compared to $6.8 billion for the year ended December 31, 2022, the result of acquisitions in late 2022 and early 2023. Yields on loans increased 126 basis points from 4.62% in 2022 to 5.88% in 2023, benefiting from higher rates on new production and increasing rates on variable rate loans. Accretion of purchase discounts on acquired loans added 57 basis points to loan yields in 2023, compared to 27 basis points in 2022.
During 2023, average transaction deposits (noninterest and interest bearing demand deposits) increased $0.9 billion, or 15%, compared to 2022. The Company’s deposit mix remains favorable, with 89% of average deposit balances comprised of savings, money market, and demand deposits in 2023. The cost of average total deposits (including noninterest bearing demand deposits) increased by 139 basis points to 1.50% in 2023, compared to 0.11% in 2022, primarily the result of higher short term interest rates and an increasingly competitive deposit market.
Sweep repurchase agreements with customers had an average balance of $271.0 million for the year ended December 31, 2023, increasing $149.7 million, or 123%, compared to $121.3 million for the year ended December 31, 2022. The average rate on customer repurchase accounts was 3.07% in 2023 compared to 0.81% in 2022.
The Company had an average balance of $175.2 million in FHLB borrowings outstanding for the year ended December 31, 2023, with an average interest rate of 3.64%. The average balance of FHLB borrowings was $10.3 million in 2022.
In 2023, average long-term debt of $104.2 million carried an average cost of 6.96%, up from 4.09% in 2022, reflecting the impact of higher interest rates.
1 Non-GAAP measure, see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

The following table details the Company’s average balance sheets, interest income and expenses, and yields and rates1, for the past three years:

	For the Year Ended December 31,
	2023			2022			2021
(In thousands, except percentages)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Earning Assets:
Securities
Taxable	$2,611,299	$82,926	3.18%	$2,568,568	$56,611	2.20%	$1,839,619	$29,206	1.59%
Nontaxable	13,733	438	3.19	22,188	690	3.11	25,369	730	2.88
Total Securities	2,625,032	83,364	3.18	2,590,756	57,301	2.21	1,864,988	29,936	1.61

Federal funds sold	368,659	18,871	5.12	433,359	4,103	0.95	763,795	1,043	0.14
Other investments	90,692	5,718	6.30	69,604	3,517	5.05	65,533	1,947	2.97

Loans	9,889,070	581,825	5.88	6,838,266	316,073	4.62	5,751,064	251,834	4.38

Total Earning Assets	12,973,453	689,778	5.32	9,931,985	380,994	3.84	8,445,380	284,760	3.37

Allowance for credit losses on loans	(150,982)			(94,693)			(88,659)
Cash and due from banks	184,035			305,775			332,664
Bank premises and equipment, net	116,516			85,568			71,771
Intangible assets	816,662			360,217			249,089
Bank owned life insurance	290,218			214,468			156,599
Other assets	392,872			248,108			170,210
Total Assets	$14,622,774			$11,051,428			$9,337,054

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand	$2,686,936	$41,438	1.54%	$2,220,307	$3,099	0.14%	$1,787,234	$895	0.05%
Savings	851,347	1,796	0.21	989,997	397	0.04	805,816	383	0.05
Money market	2,941,916	83,301	2.83	1,925,176	3,824	0.20	1,765,444	2,327	0.13
Time deposits	1,348,152	52,254	3.88	500,471	2,642	0.53	602,739	2,788	0.46
Securities sold under agreements to repurchase	270,999	8,323	3.07	121,318	986	0.81	113,881	141	0.12
Federal Home Loan Bank borrowings	175,247	6,378	3.64	10,264	330	3.22	—	—	—
Other borrowings	104,158	7,245	6.96	74,713	3,056	4.09	71,495	1,685	2.36
Total Interest-Bearing Liabilities	8,378,755	200,735	2.40	5,842,246	14,334	0.25	5,146,609	8,219	0.16

Noninterest demand	4,087,335			3,667,345			2,851,687
Other liabilities	131,302			122,982			123,446
Total Liabilities	12,597,392			9,632,573			8,121,742

Shareholders' equity	2,025,382			1,418,855			1,215,312
Total Liabilities & Shareholders' Equity	$14,622,774			$11,051,428			$9,337,054

Cost of deposits			1.50%			0.11%			0.08%
Interest expense as % of earning assets			1.55%			0.14%			0.10%
Net interest income/yield on earning assets		$489,043	3.77%		$366,660	3.69%		$276,541	3.27%

1On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

The following table shows the impact of changes in volume and rate on earning assets and interest bearing liabilities1:

	2023 vs 2022 Due to Change in:			2022 vs 2021 Due to Change in:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
	Amount of increase (decrease)
Earning Assets:
Securities
Taxable	$1,149	$25,166	$26,315	$13,819	$13,586	$27,405
Nontaxable	(266)	14	(252)	(95)	55	(40)
Total Securities	883	25,180	26,063	13,724	13,641	27,365

Federal funds sold	(1,962)	16,730	14,768	(1,790)	4,850	3,060
Other investments	1,198	1,003	2,201	163	1,407	1,570

Loans	160,253	105,499	265,752	36,028	28,211	64,239
Total Earning Assets	160,372	148,412	308,784	48,125	48,109	96,234

Interest-Bearing Liabilities:
Interest-bearing demand	3,924	34,415	38,339	411	1,793	2,204
Savings	(174)	1,573	1,399	81	(67)	14
Money market accounts	15,404	64,072	79,476	264	1,233	1,497
Time deposits	18,665	30,947	49,612	(506)	360	(146)
Total Deposits	37,819	131,007	168,826	250	3,319	3,569

Securities sold under agreements to repurchase	2,907	4,431	7,338	35	810	845
Federal Home Loan Bank borrowings	5,654	394	6,048	330	—	330
Other borrowings	1,626	2,563	4,189	104	1,267	1,371
Total Interest Bearing Liabilities	48,006	138,395	186,401	719	5,396	6,115
Net Interest Income	$112,366	$10,017	$122,383	$47,406	$42,713	$90,119
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances. Changes attributable to rate/volume (mix) are allocated to rate and volume on an equal basis.

Provision for Credit Losses
The provision for credit losses was $37.5 million for the full year 2023 compared to $26.2 million for the full year 2022. Included is $26.6 million in 2023 and $20.2 million in 2022 of day-1 provision for credit losses on loans added through bank acquisitions.

Noninterest Income
Noninterest income (excluding securities gains and losses) totaled $82.0 million in 2023, an increase of $14.9 million, or 22%, compared to 2022. Noninterest income accounted for 14% of total revenue in 2023 and 16% in 2022 (net interest income plus noninterest income, excluding securities gains and losses).

Noninterest income is detailed as follows:

	For the Year Ended December 31,
(In thousands, except percentages)	2023	2022	% Change
Service charges on deposit accounts	$18,278	$13,709	33%
Interchange income	13,877	17,171	(19)
Wealth management income	12,780	11,051	16
Mortgage banking fees	1,790	3,478	(49)
Insurance agency income	4,510	805	460
SBA gains	2,105	842	150
BOLI income	8,401	5,572	51
Other	20,304	14,559	39
	82,045	67,187	22
Securities losses, net	(2,893)	(1,096)	164
Total Noninterest Income	$79,152	$66,091	20%
Service charges on deposits for the year ended December 31, 2023 compared to the prior year increased $4.6 million, or 33%, to $18.3 million. This increase primarily reflects the benefit of an expanded deposit base, including from acquisitions, and the continued benefit of the expansion of treasury management services to commercial customers. Overdraft-related fees for both consumer and commercial accounts represented 35% of total service charges on deposits in 2023 compared to 37% in 2022.
Interchange revenue totaled $13.9 million in 2023, a decrease of 19% from $17.2 million in 2022. The decrease in interchange income was due to the impact of the Durbin amendment, which became effective for the first time for the Company on July 1, 2023, limiting network interchange fees earned on debit card transactions.
Wealth management revenues, including brokerage commissions and fees and trust income, increased $1.7 million, or 16%, to $12.8 million for the year ended December 31, 2023. The wealth management team continued to demonstrate notable success in building relationships, resulting in a 23% increase in assets under management year-over-year to $1.7 billion as of December 31, 2023.
Insurance agency income totaled $4.5 million in 2023, an increase of 460% from $0.8 million in 2022. The Company acquired a commercial insurance agency during the fourth quarter of 2022 in conjunction with the acquisition of Drummond, adding another source of noninterest income.
Mortgage banking fees decreased $1.7 million, or 49%, to $1.8 million for the year ended December 31, 2023 compared to 2022, reflecting lower saleable production due to the impact on demand of higher interest rates and limited housing inventory.
Gains on sale of the guaranteed portion of SBA loans totaled $2.1 million for the year ended December 31, 2023, an increase of $1.3 million compared to 2022.
Bank owned life insurance (“BOLI”) income totaled $8.4 million in 2023, an increase of $2.8 million, or 51%, compared to the prior year. The Company added $53.1 million in BOLI in the fourth quarter of 2022 and $55.1 million in the first quarter of 2023 from bank acquisitions.
Other income totaled $20.3 million in 2023, reflecting an increase of $5.7 million, or 39%, year-over-year. The increase was attributable to BOLI death benefits totaling $2.1 million in 2023, higher SBIC investment income, and increases in other fees correlating to growth in customers and accounts.
Securities losses in 2023 totaled $2.9 million, resulting from the sale in the fourth quarter of 2023 of approximately $82.9 million, or 3%, of the bank’s investment securities portfolio. The Company recognized an opportunity to sell low-yielding holdings with modest losses and use the proceeds to reinvest into higher-yielding bonds with strong prepayment protection and good convexity, expecting an earnback period of only 1.3 years. Securities losses in 2022 totaled $1.1 million resulting solely from the decline in the market value of the CRA-qualified mutual fund investment.

Noninterest Expense
The Company has demonstrated its commitment to efficiency through disciplined, proactive management of its cost structure. Noninterest expenses in 2023 totaled $395.6 million, including $33.2 million in acquisition-related expenses, and $5.2 million related to branch consolidation and other expense reduction initiatives. In 2022, noninterest expenses totaled $267.9 million, including $27.9 million in acquisition-related expenses and $1.2 million in expenses related to branch consolidation and other expense reduction initiatives. Adjusted noninterest expense1 in 2023 totaled $328.5 million, an increase of 43% from 2022, reflecting overall growth of the organization.

	For the Year Ended December 31,
(In thousands, except percentages)	2023	2022	% Change
Salaries and wages	$177,637	$130,100	37%
Employee benefits	29,918	19,026	57
Outsourced data processing costs	52,098	27,510	89
Telephone / data lines	5,204	3,799	37
Occupancy	26,668	18,539	44
Furniture and equipment	8,692	6,420	35
Marketing	9,156	6,286	46
Legal and professional fees	17,514	20,703	(15)
FDIC assessments	8,630	3,137	175
Amortization of intangibles	28,726	9,101	216
Other real estate owned expense and net loss (gain) on sale	985	(1,534)	N/A
Provision for credit losses on unfunded commitments	1,239	1,157	7
Other	29,155	23,690	23
Total Noninterest Expense	$395,622	$267,934	48%

Salaries and wages totaled $177.6 million in 2023, an increase of $47.5 million, or 37%, compared to 2022. Results in 2023 include $10.4 million in bank acquisition-related charges compared to $9.2 million in 2022. Excluding merger-related charges, the increase is the result of the net addition of branch locations, associates, and bankers from recent acquisitions. In the third quarter of 2023, the Company completed a 6% reduction in headcount, resulting in $3.2 million in severance-related expenses.
During 2023, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, increased $10.9 million, or 57%, compared to 2022. The increase reflects the overall growth of the organization, including as a result of the acquisitions completed in 2023 and 2022.
The Company utilizes third parties for core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $52.1 million in 2023, an increase of $24.6 million, or 89%, compared to 2022. Results in 2023 include $17.4 million in direct acquisition-related costs, including termination penalties on acquired technology contracts upon system conversion, compared to $3.4 million in 2022. The remainder of the increase reflects the overall growth of the organization.
Total occupancy, furniture, equipment, and communication expenses in 2023 totaled $40.6 million, an increase of $11.8 million, or 41%, compared to 2022, primarily due to expansion of the Company's footprint across Florida.
During 2023, marketing expenses totaled $9.2 million, an increase of $2.9 million, or 46%, compared to $6.3 million in 2022. The Company has increasingly invested in targeted marketing campaigns focused on deposit growth, and on advertising and branding campaigns across the footprint.
Legal and professional fees decreased by $3.2 million in 2023, or 15%, to $17.5 million, and included $6.5 million in merger-related expenses in 2023, compared to $10.3 million in 2022.
FDIC assessments were $8.6 million in 2023, compared to $3.1 million in 2022. The increase reflects the Company's growth in asset size.

Amortization of intangibles increased $19.6 million, or 216%, to $28.7 million during 2023 from $9.1 million in 2022. The acquisitions in 2022 and in 2023 added $118.8 million in core deposit intangible assets, which are amortized using an accelerated amortization method.
Other real estate owned expense and net loss (gain) on sale was a net loss of $1.0 million in 2023, compared to a net gain of $1.5 million in 2022. Charges during 2023 related to valuation adjustments on former branch properties. The Company expects the final disposition of several properties in the first quarter of 2024.
Provision for credit losses on unfunded commitments totaled $1.2 million in both 2023 and 2022. The expense in each period is primarily related to the increase in customer relationships from bank acquisitions.
Other expense totaled $29.2 million and $23.7 million in 2023 and 2022, respectively. The increase of $5.5 million, or 23%, includes higher costs in general business and customer support activities resulting from growth in the customer base and the expanded branch footprint and to maintaining parallel activities and processes prior to the conversion of Professional in June 2023.

Income Taxes
In 2023, the provision for income taxes totaled $30.2 million, compared to $31.6 million in 2022. The decrease reflects lower pre-tax income in 2023. Discrete tax benefits related to share-based compensation were $0.5 million and $1.1 million in 2023 and 2022, respectively.

Fourth Quarter Results and Analysis
Net income totaled $29.5 million in the fourth quarter of 2023, a decrease of $1.9 million, or 6%, from the third quarter of 2023, and an increase of $5.6 million, or 23%, compared to the fourth quarter of 2022. Adjusted net income1 totaled $36.5 million, a decrease of $3.2 million, or 8%, from the third quarter of 2023, and a decrease of $3.4 million, or 9%, compared to the fourth quarter of 2022. Diluted earnings per share (“EPS”) was $0.35 and adjusted diluted EPS12was $0.43 in the fourth quarter of 2023, compared to diluted EPS of $0.37 and adjusted diluted EPS1 of $0.46 in the third quarter of 2023 and compared to diluted EPS of $0.34 and adjusted diluted EPS1 of $0.56 in the fourth quarter of 2022.
Net revenues, which are calculated as net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses were $128.2 million, a decrease of $8.9 million, or 7%, from the third quarter of 2023 and a decrease of $9.2 million, or 7%, from the fourth quarter of 2022.
Net interest income totaled $110.8 million in the fourth quarter of 2023, a decrease of $8.5 million, or 7%, from the third quarter of 2023 and a decrease of $8.9 million, or 7%, compared to the fourth quarter of 2022. During the fourth quarter of 2023, higher interest expense on deposits was driven by higher rates and changes in product mix. Accretion on acquired loans totaled $11.3 million in the fourth quarter of 2023, $14.8 million in the third quarter of 2023, and $9.7 million in the fourth quarter of 2022.
Net interest margin decreased 21 basis points to 3.36% in the fourth quarter of 2023 compared to 3.57% in the third quarter of 2023. Excluding the effects of accretion on acquired loans, net interest margin decreased 11 basis points to 3.02% in the fourth quarter of 2023 compared to 3.13% in the third quarter of 2023. Loan yields contracted eight basis points from the prior quarter to 5.85% due to lower accretion of purchase discount on acquired loans. Excluding the effects of accretion on acquired loans, loan yields increased six basis points, from 5.34% in the third quarter of 2023 to 5.40% in the fourth quarter of 2023. Securities yields increased 10 basis points to 3.42%, compared to 3.32% in the prior quarter. The cost of deposits increased 21 basis points, from 1.79% in the prior quarter, to 2.00% for the fourth quarter of 2023.
The provision for credit losses was $4.0 million in the fourth quarter of 2023, compared to $2.7 million in the third quarter of 2023 and $14.1 million in the fourth quarter of 2022. Included in the fourth quarter of 2022 was a $15.0 million day-1 provision associated with two bank acquisitions.
Noninterest income, excluding securities gains and losses, totaled $19.8 million for the fourth quarter of 2023, an increase of $1.6 million, or 9%, when compared to the third quarter of 2023, and an increase of $2.1 million, or 12%, compared to the fourth quarter of 2022.
12Non-GAAP measure, see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

•Interchange income increased $0.7 million, or 44%, to $2.4 million, benefiting from an annual volume-based incentive earned from the payment network provider.
•SBA gains increased $0.3 million, or 50%, to $0.9 million due to higher saleable originations.
•Other income increased $0.4 million, or 8%, to $4.7 million, reflecting higher loan swap-related income.
Noninterest expenses for the fourth quarter of 2023 totaled $86.4 million, a decrease of $7.5 million, or 8%, from the third quarter of 2023 and a decrease of $5.1 million, or 6%, from the fourth quarter of 2022.
•Salaries and wages decreased $8.0 million to $38.4 million. The third quarter of 2023 included $3.2 million in severance-related expenses arising from the Company’s reduction in workforce. Of the remaining $4.8 million decrease, $1.7 million reflects the full quarter impact of the workforce reduction on salaries expense, and $2.8 million is attributed to higher loan production resulting in higher deferral of salary-related costs.
•Marketing expense increased $1.1 million to $3.0 million reflecting additional investments in branding and targeted campaigns.
•Legal and professional fees increased $0.6 million to $3.3 million in the fourth quarter of 2023, primarily the result of one-time legal fees associated with a closed matter.
•FDIC assessments increased $0.6 million to $2.8 million, with the full year expense reflecting the year-over-year growth in the Company’s asset size.
•Other real estate owned expense increased $0.3 million to $0.6 million in the fourth quarter of 2023 due to write-downs in the value of properties previously used in bank operations.
•Other noninterest expenses decreased $0.7 million to $6.5 million, benefiting from ongoing expense discipline.

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
The following table provides reconciliations between GAAP and adjusted (non-GAAP) financial measures.

	Quarters
	Fourth	Third	Fourth	Full Year	Full Year
(In thousands except per share data)	2023	2023	2022	2023	2022
Net income	$29,543	$31,414	$23,927	$104,033	$106,507

Total noninterest income	$17,338	$17,793	$17,651	$79,152	$66,091
Securities losses (gains), net	2,437	387	(18)	2,893	1,096
BOLI benefits on death (included in other income)	—	—	—	(2,117)	—
Total Adjustments to Noninterest Income	2,437	387	(18)	776	1,096
Total Adjusted Noninterest Income	$19,775	$18,180	$17,633	$79,928	$67,187

Noninterest expense	$86,367	$93,915	$91,510	$395,622	$267,934
Merger-related charges	—	—	(16,140)	(33,180)	(27,925)
Amortization of intangibles	(6,888)	(7,457)	(4,763)	(28,726)	(9,101)
Branch reductions and other expense initiatives	—	(3,305)	(176)	(5,167)	(1,210)

	Quarters
	Fourth	Third	Fourth	Full Year	Full Year
(In thousands except per share data)	2023	2023	2022	2023	2022
Total Adjustments to Noninterest Expense	(6,888)	(10,762)	(21,079)	(67,073)	(38,236)
Total Adjusted Noninterest Expense	$79,479	$83,153	$70,431	$328,549	$229,698

Income Taxes	$8,257	$9,076	$7,794	$30,219	$31,629
Tax effect of adjustments	2,363	2,826	5,062	17,196	9,693
Adjusted Income Taxes	10,620	11,902	12,856	47,415	41,322
Adjusted Net Income	$36,505	$39,737	$39,926	$154,686	$136,146

Earnings per diluted share, as reported	$0.35	$0.37	$0.34	$1.23	$1.66
Adjusted Earnings per Diluted Share	0.43	0.46	0.56	1.83	2.12
Average diluted shares outstanding	85,336	85,666	71,374	84,329	64,264

Adjusted Noninterest Expense	$79,479	$83,153	$70,431	$328,549	$229,698
Provision for credit losses on unfunded commitments	—	—	—	(1,239)	(1,157)
Other real estate owned expense and net (loss) gain on sale	(573)	(274)	411	(985)	1,534
Net Adjusted Noninterest Expense	$78,906	$82,879	$70,842	$326,325	$230,075

Revenue	$128,157	$137,099	$137,360	$567,392	$432,253
Total Adjustments to Revenue	2,437	387	(18)	776	1,096
Impact of FTE adjustment	216	199	149	803	498
Adjusted revenue on a fully tax equivalent basis	$130,810	$137,685	$137,491	$568,971	$433,847
Adjusted Efficiency Ratio	60.32%	60.19%	51.52%	57.35%	53.03%

Net Interest Income	$110,819	$119,306	$119,709	$488,240	$366,162
Impact of FTE Adjustment	216	199	149	803	498
Net interest income including FTE adjustment	111,035	119,505	119,858	489,043	366,660
Total noninterest income	17,338	17,793	17,651	79,152	66,091
Total noninterest expense	86,367	93,915	91,510	395,622	267,934
Pre-Tax Pre-Provision Earnings	42,006	43,383	45,999	172,573	164,817
Total Adjustments to Noninterest Income	2,437	387	(18)	776	1,096
Total Adjustments to Noninterest Expense	(7,461)	(11,036)	(20,668)	(69,297)	(37,859)
Adjusted Pre-Tax Pre-Provision Earnings	$51,904	$54,806	$66,649	$242,646	$203,772

Average Assets	$14,738,034	$14,906,003	$12,139,856	$14,622,774	$11,051,428
Less average goodwill and intangible assets	(832,029)	(839,787)	(521,412)	(816,662)	(360,217)
Average Tangible Assets	$13,906,005	$14,066,216	$11,618,444	$13,806,112	$10,691,211

Return on Average Assets (“ROA”)	0.80%	0.84%	0.78%	0.71%	0.96%
Impact of removing average intangible assets and related amortization	0.19	0.20	0.16	0.20	0.10
Return on Average Tangible Assets (“ROTA”)	0.99	1.04	0.94	0.91	1.06
Impact of other adjustments for Adjusted Net Income	0.05	0.08	0.42	0.21	0.21
Adjusted Return on Average Tangible Assets	1.04%	1.12%	1.36%	1.12%	1.27%

Pre-Tax Pre-Provision Return on average tangible assets	1.35%	1.38%	1.69%	1.41%	1.61%
Impact of adjustments on Pre-Tax Pre-Provision earnings	0.13	0.17	0.59	0.35	0.30
Adjusted Pre-Tax Pre-Provision Return on Tangible Assets	1.48	1.55	2.28	1.76	1.91

Average Shareholders' Equity	$2,058,912	$2,072,747	$1,573,704	$2,025,382	$1,418,855
Less average goodwill and intangible assets	(832,029)	(839,787)	(521,412)	(816,662)	(360,217)

	Quarters
	Fourth	Third	Fourth	Full Year	Full Year
(In thousands except per share data)	2023	2023	2022	2023	2022
Average Tangible Equity	$1,226,883	$1,232,960	$1,052,292	$1,208,720	$1,058,638

Return on Average Shareholders' Equity	5.69%	6.01%	6.03%	5.14%	7.51%
Impact of removing average intangible assets and related amortization	5.53	5.89	4.33	5.24	3.19
Return on Average Tangible Common Equity (“ROTCE”)	11.22	11.90	10.36	10.38	10.70
Impact of other adjustments for Adjusted Net Income	0.58	0.89	4.69	2.42	2.16
Adjusted Return on Average Tangible Common Equity	11.80%	12.79%	15.05%	12.80%	12.86%

Loan interest income[1]	$148,004	$150,048	$105,437	$581,825	$316,073
Accretion on acquired loans	(11,324)	(14,843)	(9,710)	(56,689)	(18,389)
Loan interest income excluding accretion on acquired loans	$136,680	$135,205	$95,727	$525,136	$297,684

Yield on loans[1]	5.85%	5.93%	5.29%	5.88%	4.62%
Impact of accretion on acquired loans	(0.45)	(0.59)	(0.49)	(0.57)	(0.27)
Yield on loans excluding accretion on acquired loans	5.40%	5.34%	4.80%	5.31%	4.35%

Net interest income[1]	$111,035	$119,505	$119,858	$489,043	$366,660
Accretion on acquired loans	(11,324)	(14,843)	(9,710)	(56,689)	(18,389)
Net interest income excluding accretion on acquired loans	$99,711	$104,662	$110,148	$432,354	$348,271

Net interest margin	3.36%	3.57%	4.36%	3.77%	3.69%
Impact of accretion on acquired loans	(0.34)	(0.44)	(0.35)	(0.44)	(0.18)
Net interest margin excluding accretion on acquired loans	3.02%	3.13%	4.01%	3.33%	3.51%

Security interest income[1]	$21,451	$21,520	$18,694	$83,364	$57,301
Tax equivalent adjustment to securities	(13)	(22)	(34)	(83)	(142)
Securities interest income excluding tax equivalent adjustment	$21,438	$21,498	$18,660	$83,281	$57,159

Loan interest income[1]	$148,004	$150,048	$105,437	$581,825	$316,073
Tax equivalent adjustment to loans	(203)	(177)	(115)	(720)	(356)
Loan interest income excluding tax equivalent adjustment	$147,801	$149,871	$105,322	$581,105	$315,717

Net Interest Income[1]	$111,035	$119,505	$119,858	$489,043	$366,660
Tax equivalent adjustment to securities	(13)	(22)	(34)	(83)	(142)
Tax equivalent adjustment to loans	(203)	(177)	(115)	(720)	(356)
Net interest income excluding tax equivalent adjustments	$110,819	$119,306	$119,709	$488,240	$366,162
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $2.4 billion, or 20%, year-over-year to $14.6 billion at December 31, 2023, largely the result of the acquisition of Professional in January 2023.

Securities
Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in Tables 7 and 8 and “Note 3 - Securities” of the Company’s consolidated financial statements.
At December 31, 2023, the Company had $1.8 billion in securities available-for-sale, and $680.3 million in securities held-to-maturity. The Company's total debt securities portfolio decreased $102.8 million, or 4%, from December 31, 2022.
During the year ended December 31, 2023, there were $100.9 million of debt securities purchased, $167.1 million acquired through the acquisition of Professional and $287.9 million in paydowns and maturities over the same period. $113.4 million of securities were sold in 2023, with $2.9 million in realized losses. During the year ended December 31, 2022, there were $899.7 million of debt security purchases and $367.7 million in paydowns and maturities over the same period. For the year ended December 31, 2022, debt securities with a fair value of $515.2 million obtained through bank acquisitions were sold with no gains or losses recognized.
Debt securities generally return principal and interest monthly. The modified duration of the available-for-sale securities portfolio and the total portfolio was 4.5 and 4.9, respectively, at December 31, 2023, compared to 3.7 and 4.2, respectively, at December 31, 2022.
At December 31, 2023, available-for-sale securities had gross unrealized losses of $217.7 million and gross unrealized gains of $4.4 million, compared to gross unrealized losses of $248.7 million and gross unrealized gains of $1.1 million at December 31, 2022.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury securities, obligations of U.S. government agencies, and obligations of U.S. government sponsored entities totaled $2.1 billion, or 82%, of the total portfolio.
The portfolio includes $135.9 million, with a fair value of $125.0 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $123.6 million, with a fair value of $113.5 million, in private label residential securities with weighted average credit support of 23%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate residential mortgage loans. Commercial securities totaled $12.2 million, with a fair value of $11.5 million. These securities have weighted average credit support of 22%. The collateral underlying these mortgages are primarily pooled multifamily loans.
The Company also has invested $300.9 million in floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of December 31, 2023, all of the Company's collateralized loan obligations were in AAA/AA tranches with weighted average credit support of 33%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
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
At December 31, 2023, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity, if necessary. Therefore, at December 31, 2023, no allowance for credit losses has been recorded.

Loan Portfolio
The Company remains committed to sound risk management procedures. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).
The following table details loan portfolio composition at December 31, 2023 and 2022 for portfolio loans, purchased credit deteriorated loans (“PCD”) and loans purchased which are not considered credit deteriorated (“Non-PCD”) as defined in “Note 4 - Loans”.

	December 31, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$519,426	$247,654	$542	$767,622
Commercial real estate - owner occupied	1,079,633	552,627	38,021	1,670,281
Commercial real estate - non-owner occupied	1,844,588	1,323,222	152,080	3,319,890
Residential real estate	1,714,748	710,129	20,815	2,445,692
Commercial and financial	1,237,090	318,683	52,115	1,607,888
Consumer	175,969	74,854	744	251,567
Totals	$6,571,454	$3,227,169	$264,317	$10,062,940

	December 31, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$364,900	$201,333	$21,100	$587,332
Commercial real estate - owner occupied	995,154	451,202	31,946	1,478,302
Commercial real estate - non-owner occupied	1,695,411	767,138	127,225	2,589,774
Residential real estate	1,558,643	271,378	19,482	1,849,503
Commercial and financial	1,152,747	185,240	15,238	1,353,225
Consumer	177,338	89,458	19,791	286,587
Totals	$5,944,193	$1,965,749	$234,782	$8,144,724
Loans, net of unearned income and excluding the allowance for credit losses, were $10.1 billion at December 31, 2023, an increase of $1.9 billion, or 24%, compared to December 31, 2022. The increase includes the addition of $2.0 billion in loans from the Professional acquisition in the first quarter of 2023.
The amortized cost basis of loans at December 31, 2023, and 2022 included net deferred costs of $43.1 million and $35.1 million, respectively. At December 31, 2023, the remaining fair value adjustments on acquired loans were $174.0 million, or 4.8%, of the outstanding acquired loan balances, compared to $97.7 million, or 4.3% of the acquired loan balances at December 31, 2022. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Construction and land development loans increased $180.3 million, or 31%, totaling $767.6 million at December 31, 2023, compared to December 31, 2022. In the first quarter of 2023, the Company acquired $151.0 million in construction and land development loans from Professional.
Commercial real estate owner occupied loans totaled $1.7 billion at December 31, 2023, an increase of $192 million, or 13%, compared to December 31, 2022. In the first quarter of 2023, the Company acquired $274.1 million in commercial real estate owner occupied loans from Professional.
Commercial real estate non-owner occupied loans, increased $0.7 billion, or 28%, totaling $3.3 billion at December 31, 2023, compared to December 31, 2022. In the first quarter of 2023, the Company acquired $692.7 million in commercial real estate non-owner occupied loans from Professional.

Collateral types and characteristics of non-owner occupied commercial real estate loans as of December 31, 2023 were as follows:

	December 31, 2023
(In thousands)	Balance	Balance % of Total Loans	Average Loan Size	30+ Days Past-Accruing	Non Accrual	Weighted Avg LTV[1]
Retail	$1,091,605	10.8%	$2,059	$—	$—	51%
Office	576,840	5.7	1,638	11,510	334	55
Multifamily 5+	353,184	3.5	1,799	—	—	55
Hotel/Motel	389,180	3.9	3,819	—	1,012	51
Industrial/Warehouse	357,947	3.6	1,767	—	861	54
Other	551,134	5.5	1,447	752	6,528	51
Total	$3,319,890	33.0%	$1,917	$12,262	$8,735	53%
[1]Loan-to-value is calculated based on the real estate value at the time of origination, renewal, or update, whichever is more recent.
Loans in the retail segment are generally grocery or credit tenant anchored shopping plazas, single credit tenant retail buildings, smaller outparcels and other retail units. The office segment targets low to mid-rise suburban offices, and is broadly diversified across many categories of professional services. Two loans in the office segment (2.0% of office exposure) were past due 30-59 days at December 31, 2023.
Residential mortgage loans increased $596.2 million, or 32%, year-over-year to $2.4 billion as of December 31, 2023. Included in the balance as of December 31, 2023 were $1.0 billion of fixed rate mortgages, $865.2 million of adjustable rate mortgages, and $488.2 million in home equity loans and home equity lines of credit ("HELOCs"), compared to $964.3 million, $402.3 million and $482.9 million, respectively, as of December 31, 2022. In the first quarter of 2023, the Company acquired $483.6 million residential loans from Professional. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 63% with 35% of the portfolio being in the first lien position at December 31, 2023, compared to an average LTV of 69% with 31% of the portfolio being in the first lien position at December 31, 2022.
Commercial and financial loans increased year-over-year by $254.7 million, or 19%, totaling $1.6 billion at December 31, 2023. The addition of well-established commercial bankers and expansion into new markets across the state have generated disciplined loan growth. In the first quarter of 2023, the Company acquired $350.6 million in commercial and financial loans from Professional.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans and other consumer loans, which decreased $35.0 million, or 12%, year-over-year to a total of $251.6 million at December 31, 2023, compared to $286.6 million at December 31, 2022.

At December 31, 2023, the Company had unfunded commitments to extend credit of $2.7 billion, compared to $2.8 billion at December 31, 2022 (see “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).
Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified:

	For the Year Ended December 31,
(In thousands)	2023	2022
Commercial/commercial real estate loan pipeline at period end	$306,531	$389,697
Commercial/commercial real estate loans closed	1,055,889	1,637,402

SBA pipeline at period end	$20,600	$5,955
SBA originations	48,914	27,482

Residential pipeline - saleable at period end	$2,657	$4,207
Residential loans - sold	66,252	120,921

Residential pipeline - portfolio at period end	$44,422	$17,149
Residential loans - retained	260,500	421,997

Consumer pipeline at period end	$18,745	$36,585
Consumer originations	346,164	431,633
Commercial and commercial real estate originations in 2023 totaled $1.1 billion, compared to $1.6 billion in 2022. Lower originations were the result of the impact of higher rates and a continued selective approach on new credit facilities given a cautious economic outlook. Commercial and commercial real estate pipelines were $306.5 million as of December 31, 2023, a decrease of 17% from $389.7 million at December 31, 2022.
SBA originations totaled $48.9 million in 2023, an increase of $21.4 million from 2022. The SBA pipeline increased to $20.6 million at December 31, 2023 from $6.0 million at December 31, 2022.
Residential loans originated for sale in the secondary market totaled $66.3 million in 2023, a decrease of 45% compared to $120.9 million in 2022. Residential saleable pipelines were $2.7 million as of December 31, 2023, compared to $4.2 million as of December 31, 2022.
Residential loan production retained in the portfolio for 2023 was $260.5 million, compared to $422.0 million in 2022. Included in 2022 are purchases of $111.3 million in residential loans from the wholesale market. The pipeline of residential loans intended to be retained in the portfolio was $44.4 million as of December 31, 2023, compared to $17.1 million as of December 31, 2022.
Consumer originations, which includes HELOCs, totaled $346.2 million during 2023, compared to $431.6 million during 2022, reflecting a decrease of $85.47 million, or 20%. The consumer pipeline was $18.7 million as of December 31, 2023, compared to $36.6 million as of December 31, 2022.

Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit risk concentration to capital. Outstanding balances for commercial and commercial real estate loan relationships greater than $10 million totaled $2.3 billion, representing 23% of the total portfolio at December 31, 2023, compared to $2.2 billion, or 27%, at December 31, 2022. The Company’s ten largest commercial and commercial real estate funded and unfunded relationships at December 31, 2023 aggregated to $505.7 million, of which $348.3 million was funded, compared to $468.9 million at December 31, 2022, of which $312.4 million was funded.
Concentrations in total construction and land development loans and total commercial real estate loans are maintained well below regulatory limits. Construction and land development and commercial real estate loan concentrations as a percentage of subsidiary bank total risk based capital, were 48% and 244%, respectively, at December 31, 2023, compared to 45% and 230% as of December 31, 2022. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 45% and 228%, respectively, of total consolidated risk based capital. To determine these ratios, the Company defines commercial real estate in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines commercial real estate loans as exposures secured by land development and construction, including 1-4 family residential construction, multifamily property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e. loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in commercial real estate markets would also be considered commercial real estate loans under the Guidance. Loans on owner-occupied commercial real estate are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.

Nonperforming Loans, Troubled Borrower Modifications, Other Real Estate Owned, and Credit Quality
Table 6 provides certain information concerning nonperforming assets for the years indicated.
Nonperforming assets (“NPAs”) at December 31, 2023 totaled $72.7 million, an increase of $41.5 million, or 133.3%, compared to 2022, and were comprised of $65.1 million of nonaccrual loans, and $7.6 million of other real estate owned (“OREO”), including $7.3 million of branches taken out of service. Compared to December 31, 2022, nonaccrual loans totaled $28.8 million and OREO of $2.3 million that includes $1.8 million of branches taken out of service. Approximately 45% of nonaccrual loans were secured with real estate at December 31, 2023. Nonperforming loans to total loans outstanding at December 31, 2023 increased to 0.65% from 0.35% at December 31, 2022. Nonperforming assets to total assets at December 31, 2023 increased to 0.50% from 0.26% at December 31, 2022. The increases are largely attributed to overall growth including from the acquisition of Professional in January 2023.
The table below sets forth details related to nonaccrual loans.

	December 31, 2023
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction & land development	$109	$715	$824
Commercial real estate mortgages - owner occupied	5,234	4,450	9,684
Commercial real estate mortgages - non-owner occupied	4,179	4,556	8,735
Residential real estate	3,864	6,122	9,986
Commercial and financial	7,304	27,389	34,693
Consumer	779	403	1,182
Total loans	$21,469	$43,635	$65,104

	December 31, 2022
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction & land development	$53	$562	$615
Commercial real estate mortgages - owner occupied	—	2,597	2,597
Commercial real estate mortgages - non-owner occupied	2,892	1,292	4,184
Residential real estate	2,213	6,896	9,109
Commercial and financial	4,189	7,426	11,615
Consumer	18	705	723
Total loans	$9,365	$19,478	$28,843

As of December 31, 2023, the Company had troubled borrower modification ("TBM") loans with an amortized cost of $17.5 million.

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
The provision for credit losses was $37.5 million for the year ended December 31, 2023, compared to $26.2 million for the year ended December 31, 2022. The 2023 provision includes $26.6 million for loans acquired in the Professional acquisition, along with increases reflecting organic loan growth and changes in economic forecast factors. The 2022 provision included $20.2 million in initial provisioning for loans acquired through bank acquisitions. Net charge-offs for 2023 were $21.4 million, or 0.22% of average loans, compared to $0.8 million, or 0.01%, for 2022. Activity in 2023 included the complete charge-off of an $11.3 million acquired loan. The charge-off had no impact on earnings or capital, as the Company expected and fully reserved for the loss at acquisition through purchase accounting. The ratio of allowance to total loans increased to 1.48% at December 31, 2023 from 1.40% at December 31, 2022.
Activity in the allowance for credit losses is summarized as follows:

	For the Year Ended December 31, 2023
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,464	$5	$2,160	$—	$8	$8,637
Commercial real estate - owner occupied	6,051	139	(663)	—	2	5,529
Commercial real estate - non-owner occupied	43,258	647	4,315	(120)	188	48,288
Residential real estate	29,605	400	8,858	(356)	509	39,016
Commercial and financial	15,648	17,527	17,644	(18,565)	2,089	34,343
Consumer	12,869	161	5,204	(5,754)	638	13,118
Total	$113,895	$18,879	$37,518	$(24,795)	$3,434	$148,931

	For the Year Ended December 31, 2022
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,751	$518	$3,127	$—	$68	$—	$6,464
Commercial real estate - owner-occupied	8,579	38	(2,566)	—	—	—	6,051
Commercial real estate - non owner-occupied	36,617	880	5,871	(179)	69	—	43,258
Residential real estate	12,811	229	16,284	(84)	393	(28)	29,605
Commercial and financial	19,744	1,699	(5,367)	(1,233)	807	(2)	15,648
Consumer	2,813	1,911	8,834	(1,415)	733	(7)	12,869
Totals	$83,315	5,275	$26,183	$(2,911)	$2,070	$(37)	$113,895

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
Cash and cash equivalents, including interest bearing deposits, totaled $447.2 million at December 31, 2023, compared to $201.9 million at December 31, 2022. Higher cash and cash equivalent balances at December 31, 2023 are consistent with the Company’s strategic balance sheet management.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Total uninsured deposits were estimated to be $4.1 billion at December 31, 2023, representing 35% of overall deposit accounts. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 29% of total deposits. The Company has liquidity sources as discussed below, including cash and lines of credit with the FRB and FHLB, that represent 145% of uninsured deposits, and 176% of uninsured and uncollateralized deposits.
In addition to $447.2 million in cash and cash equivalents at December 31, 2023, the Company had $5.5 billion in available borrowing capacity, including $4.5 billion in available collateralized lines of credit, $700.0 million of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $300.0 million. Included in available borrowing capacity is $215.0 million under the FRB's Bank Term Funding Program, which the Company has not utilized and does not plan to utilize. The Company may also access funding by acquiring brokered deposits. Brokered deposits at December 31, 2023 totaled $122.3 million compared to $58.6 million at December 31, 2022.
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During 2023, Seacoast Bank distributed $40.7 million to the Company and, at December 31, 2023, is eligible to distribute dividends to the Company of approximately $205.7 million without prior regulatory approval. At December 31, 2023, the Company had cash and cash equivalents at the parent of $101.7 million, compared to $111.8 million at December 31, 2022.
The following table presents contractual obligations by remaining maturity. All deposits presented in the table with indeterminate maturities such as interest bearing and noninterest bearing demand deposits, savings accounts and money market accounts are presented as having a maturity of one year or less. The Company considers these low cost deposits to be its largest, most stable funding source, despite having no contracted maturity.

	December 31, 2023
		One Year	Over One Year Through	Over Three Years Through	Over Five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposits	$11,776,935	$11,647,102	$54,303	$28,573	$46,957
Securities sold under agreements to repurchase	374,573	374,573	—	—	—
FHLB borrowings[1]	50,000	—	—	50,000	—
Long-term debt	106,302	—	—	—	106,302
Operating leases	58,803	10,465	18,332	13,825	16,181
Total	$12,366,613	$12,032,140	$72,635	$92,398	$169,440
[1]Callable advance structure which, as of December 31, 2023, may be called at three month intervals with a maturity of up to five years.

Deposits and Borrowings
The following table details the Company's customer relationship funding as of:

	December 31,
(In thousands, except percentages)	2023	2022
Noninterest demand	$3,544,981	$4,070,973
Interest-bearing demand	2,790,210	2,282,813
Money market	3,314,288	1,985,974
Savings	651,454	1,064,392
Time certificates of deposit	1,353,655	518,868
Brokered deposits	122,347	58,575
Total deposits	$11,776,935	$9,981,595

Customer sweep accounts	374,573	172,029

Total customer funding[1]	$12,029,161	$10,095,049

Noninterest demand deposit mix	30%	41%
[1]Total deposits and customer sweep accounts, excluding brokered deposits.
The Company benefits from a diverse and granular deposit base that serves as a significant source of strength. Total deposits increased $1.8 billion, or 18%, to $11.8 billion at December 31, 2023 compared to December 31, 2022. The increase includes the addition of $2.1 billion in deposits from the Professional acquisition in the first quarter of 2023.
Noninterest demand deposits represented 30% of total deposits at December 31, 2023 compared to 41% at December 31, 2022 primarily driven by the higher interest rate environment driving a mix shift to interest bearing products. Transaction account balances (noninterest demand and interest-bearing demand) represented 54% of total deposits at December 31, 2023, compared to 64% at December 31, 2022.
Time deposits over $250,000 were $550.3 million and $149.5 million at December 31, 2023 and December 31, 2022, respectively. The following table details the maturities of time deposits of $250,000 and greater at December 31, 2023 and December 31, 2022:

	December 31,	% of	December 31,	% of
(In thousands, except percentages)	2023	Total	2022	Total
Certificates of Deposit of $250,000 and Greater
Maturity Group:
Three months or less	$106,940	19%	$28,083	19%
Over three through six months	14,743	3	40,511	27
Over six through 12 months	381,922	69	68,826	46
Over 12 months	46,657	9	12,059	8
Total Certificates of Deposit of $250,000 and Greater	$550,262	100%	$149,479	100%
Customer repurchase agreements totaled $374.6 million at December 31, 2023, increasing $202.5 million, or 118%, from December 31, 2022. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At December 31, 2023 and December 31, 2022, long-term debt included $72.2 million and $71.9 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company. At December 31, 2023, the average interest rate in effect on our outstanding subordinated debt related to trust preferred securities was 7.34%, compared to 6.46% at December 31, 2022. The acquired junior subordinated debentures were recorded at fair value, which collectively was $3.1 million lower than face value at December 31, 2023. This amount is being amortized into interest expense over the acquired subordinated debts' remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and FRB rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules.
In 2022, the Company acquired $12.3 million in senior debt through the acquisition of Apollo. Contractual interest is paid on a semiannual basis at a fixed rate of 5.50% until April 30, 2025, at which point the rate converts to a floating rate of 3-month SOFR plus 533 basis points. The debt was recorded at fair value, resulting in a $0.4 million premium that is being amortized into interest expense over the remaining term to maturity.
In 2023, the Company acquired $25.0 million in subordinated debt through the acquisition of Professional that qualifies as Tier 2 Capital. Contractual interest is paid on a semiannual basis at a fixed interest rate of 3.375% until January 30, 2027, at which point the rate converts to a 3-month SOFR rate plus 203 basis points paid quarterly. The debt was recorded at fair value, resulting in a $3.9 million discount that is being accreted into interest expense over the remaining term to maturity.
Federal Home Loan Bank advances totaled $50 million at December 31, 2023 with an interest rate of 3.23%, compared to $150.0 million at December 31, 2022 with a weighted average interest rate of 3.42%.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $2.7 billion at December 31, 2023, and $2.8 billion at December 31, 2022 (see “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).
In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the Federal Reserve Bank. There was no reserve requirement at December 31, 2023 or December 31, 2022.
Under FRB regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2023, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $183.8 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the periods ending December 31, 2023 and 2022.

Capital Resources and Management
Table 1 summarizes the Company’s capital position and selected ratios.
The Company's equity capital at December 31, 2023 increased $500.3 million, or 31%, from December 31, 2022, to $2.1 billion. Changes in equity included increases from net income of $104.0 million, the issuance of $421.0 million in equity in conjunction with the Professional acquisition, and an increase in accumulated other comprehensive income of $28.2 million due to increases in the value of available-for-sale securities associated with changes in the interest rate environment, partially offset by the issuance of common stock dividends totaling $60.6 million.

The ratio of shareholders’ equity to period end total assets was 14.46% and 13.24% at December 31, 2023 and December 31, 2022, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.31% and 9.08% at December 31, 2023 and December 31, 2022, respectively. Changes in the value of securities are not reflected in Shareholders' Equity under GAAP; however, illustratively, if all held-to-maturity securities were presented at fair value, the tangible common equity ratio would have been 8.68% at December 31, 2023.
Activity in shareholders’ equity for the years ended December 31, 2023 and December 31, 2022 follows:

	For the Year Ended December 31,
(In thousands)	2023	2022
Beginning balance at January 1, 2023 and 2022	$1,607,775	$1,310,736
Net income	104,033	106,507
Issuance of common stock and conversion of options, pursuant to acquisitions	421,042	398,249
Stock compensation (net of Treasury shares acquired)	18,540	14,564
Dividends on common stock	(60,591)	(41,242)
Change in other comprehensive income	28,155	(181,039)
Repurchases of common stock	(10,868)	—
Ending balance at December 31, 2023 and 2022	$2,108,086	$1,607,775
Capital ratios are well above regulatory requirements for well-capitalized institutions. Management’s use of risk-based capital ratios in its analysis of the Company’s capital adequacy are not GAAP financial measures. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies and Seacoast does not nor should investors consider such non-GAAP financial measures in isolation from, or as a substitute for GAAP financial information (see “Table 1 - Capital Resources” and “Note 13 - Regulatory Capital”).

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized[1]
Total Risk-Based Capital Ratio	15.92%	14.82%	10.00%
Tier 1 Capital Ratio	14.54	13.64	8.00
Common Equity Tier 1 Ratio (CET1)	13.87	13.64	6.50
Leverage Ratio	11.00	10.32	5.00
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 15.92% at December 31, 2023, an increase from 15.79% at December 31, 2022. As of December 31, 2023, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.32%, compared to 10.44% at December 31, 2022, well above the minimum to be well capitalized under regulatory guidelines.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay up to $205.7 million of dividends to the Company (see “Part I. Item 1. Business”).
The OCC and the FRB have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by national banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, either of these federal regulators determined that the payment of dividends would constitute an unsafe or unsound banking practice, either the OCC or the FRB may, among other things, issue a cease and desist order prohibiting the payment of dividends by Seacoast Bank or us, respectively. The board of directors of a bank holding company must consider different factors to ensure that its dividend level, if any, is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the FRB has indicated that the board of directors of a bank holding company, such as Seacoast, should consult with the FRB and eliminate, defer, or significantly reduce the bank holding company’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
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
The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The FRB’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all its trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital.

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
•intangible assets and impairment testing, and;
•impairment of debt securities.
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
Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Economic forecast data is sourced from Moody’s Analytics (“Moody’s”), a firm widely recognized for its research, analysis, and economic forecasts. The forecast may utilize one scenario or a composite of scenarios based on management's judgment and expectations around the current and future macroeconomic outlook. The forecasts of future economic conditions are over a period that has been deemed reasonable and supportable, and in segments where it can no longer develop reasonable and supportable forecasts, the Company reverts to longer-term historical loss experience to estimate losses over the remaining life of the loans. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments.

One of the most significant judgments in estimating the Allowance for credit losses relates to the macroeconomic forecasts. As of December 31, 2023, the Company utilized a blend of Moody’s most recent “U.S. Macroeconomic Outlook Baseline” and “Alternative Scenario 3 - Downside - 90th Percentile” scenarios. The weighting applied in the December 31, 2023 analysis reflects a deterioration in the economic outlook as compared to the December 31, 2022 analysis and considers the continued actions taken by the FRB with regard to monetary policy and interest rates and the potential impact of those actions. The forecasted credit losses incorporate numerous macroeconomic variables, although specific variables have a greater impact on the outcome than others. Specifically, changes in expectations indicated by the Commercial Real Estate Price Index have the most significant impact on the estimate of expected losses for commercial real estate non-owner-occupied loans and construction and land development loans, the housing price index is the economic forecast variable most significantly impacting the estimate of expected losses for residential loans, and the unemployment rate is a significant contributor to commercial and consumer loans. Changes in the assumptions and forecasts of economic conditions could significantly affect the Company’s estimate of expected credit losses at the balance sheet date or lead to significant changes in the estimate from one reporting period to the next.
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
Acquisition Accounting and Purchased Loans – Critical Accounting Policies and Estimates
The Company accounts for acquisitions using the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. All loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, Fair Value Measurement. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. Loans are identified as purchased credit deteriorated (“PCD”) when they have experienced more-than-insignificant deterioration in credit quality since origination. An allowance for expected credit losses on PCD loans is recorded at the date of acquisition through an adjustment to the loans’ amortized cost basis. In contrast, expected credit losses on loans not considered PCD are recognized through the provision for credit losses at the date of acquisition.
The non-credit discount or premium related to PCD loans and the fair value adjustment on non-PCD loans are amortized or accreted to Interest and fees on loans over the contractual life of the loans using the effective interest method. In the event of prepayment, unamortized discounts or premiums are recognized in Interest and fees on loans.
Fair value estimates for acquired assets and assumed liabilities are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.
Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates
Intangible assets consist of goodwill, core deposit intangible, customer relationship intangibles, and loan servicing rights. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships. Core deposit intangibles are amortized using an amortization method that reflects the expected value over time, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill in the fourth quarter of 2023 and concluded that no impairment existed. Fair value estimates for acquired assets and assumed liabilities are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

Impairment of Debt Securities – Critical Accounting Policies and Estimates

For held-to-maturity (“HTM”) securities, expected credit losses are estimated over the remaining expected life and this estimate is recognized as an allowance for credit losses. Available-for-sale (“AFS”) securities are considered impaired if the fair value is less than amortized cost basis. For AFS securities, if any portion of the decline in fair value is related to credit, the amount of allowance is determined as the portion related to credit, limited to the difference between the amortized cost basis and the fair value of the security. If the fair value of the security increases in subsequent periods, or changes in factors used within the credit loss assessment result in a change in the estimated credit loss, the Company would reflect the change by decreasing the allowance. If the Company has the intent to sell or believes it is more likely than not that it will be required to sell an impaired AFS security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Declines in the fair value of AFS securities that are not considered credit related are recognized in Accumulated Other Comprehensive Income on the Company’s Consolidated Balance Sheet.

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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company's Asset and Liability Management Committee (“ALCO”) uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to assess the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to instantaneous changes in market rates on net interest income and is monitored at least quarterly.
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on January 1, 2024, holding all other changes in the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve nor changes in balance sheet size or mix.

	% Change in Projected Baseline Net Interest Income
	December 31, 2023
Changes in Interest Rates	1-12 months	13-24 months
+2.00%	(9.2%)	(7.7%)
+1.00%	(3.7)	(2.4)
Current	—	—
-1.00%	1.3	—
-2.00%	2.6	(1.2)
-3.00%	1.7	(5.3)
The Company's calculation of interest rate sensitivity for the year ended December 31, 2023 is presented below. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they reprice to market rates or mature. The amounts are aggregated to reflect the interest rate sensitivity gap. This analysis includes assumptions for prepayments of loans and securities and assumptions for core deposit re-pricing.

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

Interest Rate Sensitivity Analysis[1]
	December 31, 2023
(In thousands)	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Federal funds sold and interest bearing deposits	$285,528	$—	$—	$—	$285,528
Debt securities[2]	424,938	178,038	791,899	1,121,458	2,516,333
Loans[3]	2,699,669	1,289,320	4,234,040	1,844,302	10,067,331
Other Assets	—	—	—	83,621	83,621
Earning assets	$3,410,135	$1,467,358	$5,025,939	$3,049,381	$12,952,813
Non-maturity deposits	4,401,164	321,812	266,291	1,766,685	6,755,952
Time deposits	782,833	661,788	30,822	559	1,476,002
Borrowings	449,936	—	62,561	18,378	530,875
Interest bearing liabilities	$5,633,933	$983,600	$359,674	$1,785,622	$8,762,829
Interest rate swaps	600,000	—	(600,000)	—	—
Interest sensitivity gap	$(1,623,798)	$483,758	$4,066,265	$1,263,759	$4,189,984
Cumulative gap	$(1,623,798)	$(1,140,040)	$2,926,225	$4,189,984
Cumulative gap to total earning assets	(13%)	(9%)	23%	32%
Earning assets to interest bearing liabilities	61%	149%	1397%	171%
[1]The repricing dates may differ from contractual maturity dates for certain assets due to prepayment assumptions.
[2]Securities are stated at carrying value.
[3]Includes loans held for sale.

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

% Change in Economic Value of Equity
Changes in Interest Rates	2023
+2.00%	(14.8)
+1.00%	(6.8)
Current	—
-1.00%	4.3
-2.00%	5.7
-3.00%	6.7
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
Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the general level of inflation. However, inflation affects financial institutions by increasing their cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Mortgage origination and refinancing tends to slow as interest rates increase, and higher interest rates will likely reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Table 1 - Capital Resources

	December 31,
(In thousands, except percentages)	2023	2022
Tier 1 Capital
Common stock	$8,486	$7,162
Additional paid in capital	1,808,883	1,377,698
Retained earnings	467,305	423,863
Treasury stock	(16,710)	(13,019)
Goodwill	(732,417)	(480,319)
Intangibles	(95,645)	(71,285)
Other[1]	53,597	33,195
Common Equity Tier 1 Capital	$1,493,499	$1,277,295

Qualifying Trust Preferred Debt	$72,207	$84,533
Other	4	4
Total Tier 1 Capital	$1,565,710	$1,361,832

Tier 2 Capital
Allowance for credit losses on loans[1], as limited	$126,553	$92,336
Qualifying subordinated debt	21,534	—
Total Tier 2 Capital	148,087	92,336
Total Risk-Based Capital	$1,713,797	$1,454,168
Risk weighted assets	$10,766,942	$9,208,859

Common equity Tier 1 ratio (CET1)	13.87%	13.87%
Regulatory minimum[2]	4.50	4.50
Tier 1 capital ratio	14.54	14.79
Regulatory minimum[2]	6.00	6.00
Total capital ratio	15.92	15.79
Regulatory minimum[2]	8.00	8.00
Tier 1 capital to adjusted total assets	11.00	11.46
Regulatory minimum	4.00	4.00

Shareholders' equity to assets	14.46	13.24
Average shareholders' equity to average total assets	13.85	12.84
Tangible shareholders' equity to tangible assets	9.31	9.08
[1]Upon adoption of the CECL accounting standard in 2020, the Company elected, in accordance with interagency guidance, to delay the estimated impact on regulatory capital resulting from the implementation of CECL. The guidance provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). As of December 31, 2023 and 2022, the adjustment to Tier 1 Capital was $12.3 million and $18.5 million, respectively, and the adjustment to Tier 2 Capital was $15.1 million and $22.6 million, respectively.

[2]Excludes the Basel III capital conservation buffer of 2.5% which, if not exceeded, may constrain dividends, equity repurchases and compensation.

Table 2 - Loans Outstanding

	December 31,
(In thousands)	2023		2022
	Amount	% to Total Loans	Amount	% to Total Loans
Construction and land development	$767,622	8%	$587,332	7%
Commercial real estate - owner occupied	1,670,281	17	1,478,302	18
Commercial real estate - non-owner occupied	3,319,890	33	2,589,774	32
Residential real estate	2,445,692	24	1,849,503	23
Commercial and financial	1,607,888	16	1,353,226	17
Consumer	251,567	2	286,587	3
Total Loans	$10,062,940	100%	$8,144,724	100%

Table 3 - Loan Maturity Distribution
The following table presents loans by maturity, separately presenting fixed rate loans from those with floating or adjustable rates.

	December 31, 2023
		After one year but within five years:		After five years but within fifteen years:		After fifteen years:
(In thousands)	In one year or less	Floating or adjustable	Fixed	Floating or adjustable	Fixed	Floating or adjustable	Fixed	Total
Construction and Land Development	$197,008	$153,313	$67,833	$98,822	$46,411	$160,549	$43,686	$767,622
Commercial Real Estate - Owner Occupied	87,415	91,503	490,522	254,293	679,573	54,870	12,105	1,670,281
Commercial Real Estate - Non-owner Occupied	359,080	239,473	1,147,472	514,861	1,018,529	32,924	7,551	3,319,890
Residential Real Estate	10,571	20,400	13,303	322,655	144,353	1,004,145	930,265	2,445,692
Commercial and Financial	346,281	135,645	504,206	97,224	270,603	179,926	74,003	1,607,888
Consumer	11,568	35,957	79,469	12,325	58,870	24,284	29,094	251,567
Total	$1,011,923	$676,291	$2,302,805	$1,300,180	$2,218,339	$1,456,698	$1,096,704	$10,062,940

Table 4 - Select Credit Ratios

	For the Year Ended December 31,
(In thousands, except percentages)	2023	2022	2021
Daily average loans outstanding[1]	$9,889,070	$6,838,266	$5,751,064
Ratio of allowance for credit losses on loans to loans outstanding at end of year	1.48%	1.40%	1.41%
Ratio of net charge-offs (recoveries) to average loans outstanding
Construction and land development	—%	—%	—%
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied	—	—	0.02
Residential real estate	—	—	(0.02)
Commercial and financial	0.17	—	0.05
Consumer	0.05	0.01	—
Total ratio of net charge-offs to average loans outstanding	0.22%	0.01%	0.05%
[1] Net of unearned income.

Table 5 - Allowance for Credit Losses on Loans

	December 31,
(In thousands, except percentages)	2023		2022
Allocation by Loan Type	Amount	% of Total Allowance	Amount	% of Total Allowance
Construction and land development	$8,637	6%	$6,464	6%
Commercial real estate - owner occupied	5,529	4	6,051	5
Commercial real estate - non-owner occupied	48,288	32	43,258	38
Residential real estate	39,016	26	29,605	26
Commercial and financial	34,343	23	15,648	14
Consumer	13,118	9	12,869	11
Total Allowance for Credit Losses on Loans	$148,931	100%	$113,895	100%

Table 6 - Nonperforming Assets

	December 31,
(In thousands, except percentages)	2023	2022
Nonaccrual loans[1,2]
Construction and land development	$824	$549
Commercial real estate loans - owner occupied	9,684	2,340
Commercial real estate loans - non-owner occupied	8,735	4,483
Residential real estate loans	9,986	9,457
Commercial and financial loans	34,693	11,672
Consumer loans	1,182	342
Total Nonaccrual Loans	$65,104	$28,843

Other real estate owned
Construction and land development	$—	$109
Commercial real estate loans - non-owner occupied	221	221
Residential real estate loans	—	200
Bank branches closed	7,339	1,771
Total Other Real Estate Owned	$7,560	$2,301

Total Nonperforming Assets	$72,664	$31,144

Amount of loans outstanding at end of year[2]	$10,062,940	$8,144,724
Ratio of total nonperforming assets to loans outstanding and other real estate owned at end of period	0.72%	0.38%
Ratio of total nonaccrual loans to loans outstanding at end of period	0.65	0.35
Ratio of allowance for credit losses on loans to total nonaccrual loans	229	395
Accruing loans past due 90 days or more	$1,179	$1,848
[1] Interest income that could have been recorded during 2023 and 2022 related to nonaccrual loans was $0.5 million and $1.6 million, respectively, none of which was included in interest income or net income.

[2] Net of unearned income.

Table 7 - Maturity Distribution of Available-For-Sale Debt Securities

	December 31, 2023
(In thousands)	Less than 1 Year	After 1-5 Years	After 5-10 Years	After 10 Years	Total
Amortized Cost
U.S. Treasury securities and obligations of U.S. government agencies	$1,185	$6,066	$8,965	$21,502	$37,718
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	13	2,659	5,255	1,144,826	1,152,753
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	24,950	170,046	109,497	80,520	385,013
Private mortgage-backed securities and collateralized mortgage obligations	—	—	1,161	134,717	135,878
Collateralized loan obligations	—	4,038	114,383	182,434	300,855
Obligations of state and political subdivisions	3,353	—	500	6,633	10,486
Other debt securities	—	7,389	—	19,210	26,599
Total Available-For-Sale Debt Securities	$29,501	$190,198	$239,761	$1,589,842	$2,049,302

Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$1,172	$6,069	$8,929	$21,275	$37,445
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	13	2,619	5,065	961,684	969,381
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	24,465	163,673	101,636	78,498	368,272
Private mortgage-backed securities and collateralized mortgage obligations	—	—	1,086	123,917	125,003
Collateralized loan obligations	—	4,028	113,880	181,547	299,455
Obligations of state and political subdivisions	3,332	—	433	5,625	9,390
Other debt securities	—	7,382	—	19,692	27,074
Total Available-For-Sale Debt Securities	$28,982	$183,771	$231,029	$1,392,238	$1,836,020

Weighted Average Yield[1]
U.S. Treasury securities and obligations of U.S. government agencies	3.99%	4.81%	6.43%	5.83%	5.75%
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	2.79	3.69	3.09	2.03	2.03
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	2.92	3.16	3.14	5.69	3.67
Private mortgage-backed securities and collateralized mortgage obligations	—	—	6.31	2.76	2.79
Collateralized loan obligations	—	7.02	6.99	7.02	7.01
Obligations of state and political subdivisions	2.52	—	1.55	2.16	2.25
Other debt securities	—	6.70	—	7.15	7.03
Total Available-For-Sale Debt Securities	2.92%	3.44%	5.11%	2.96%	3.26%
[1]All yields and rates have been computed using amortized costs.

Table 8 - Maturity Distribution of Held-to-Maturity Debt Securities

	December 31, 2023
(In thousands)	Less than 1 Year	After 1-5 Years	After 5-10 Years	After 10 Years	Total
Amortized Cost
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$—	$—	$—	$590,676	$590,676
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	196	20,679	62,500	6,262	89,637
Total Held-to-Maturity Debt Securities	$196	$20,679	$62,500	$596,938	$680,313

Fair Value
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$—	$—	$—	$478,930	$478,930
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	195	18,960	55,493	4,781	79,429
Total Held-to-Maturity Debt Securities	$195	$18,960	$55,493	$483,711	$558,359

Weighted Average Yield[1]
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—%	—%	—%	1.88%	1.88%
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	2.48	2.29	1.67	2.28
Total Held-to-Maturity Debt Securities	—%	2.48%	2.29%	1.88%	1.93%
[1]All yields and rates have been computed using amortized costs.

Stock Performance Graph
The line graph below compares the cumulative total stockholder return on Seacoast common stock with the cumulative total return of the NASDAQ Composite Index and the S&P U.S. BMI Banks - Southeast Region Index for the same period. The graph and table assume that $100 was invested on December 31, 2018 (the last day of trading for the year ended December 31, 2018) in each of Seacoast common stock, the NASDAQ Composite Index and the S&P U.S. BMI Banks - Southeast Region Index. The cumulative total return represents the change in stock price and the amount of dividends received over the period, assuming all dividends were reinvested.

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
Seacoast Banking Corporation of Florida
NASDAQ Composite
S&P U.S. BMI Banks - Southeast Region Index

Index	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Seacoast Banking Corporation of Florida	100.00	117.49	113.18	137.62	123.72	116.33
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. BMI Banks - Southeast Region Index	100.00	140.94	126.37	180.49	146.81	151.44
Source: S&P Global Market Intelligence © 2024

SELECTED QUARTERLY INFORMATION
QUARTERLY CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	2023 Quarters				2022 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net interest income:
Interest income	$176,855	$179,846	$174,283	$157,991	$127,109	$91,404	$83,749	$78,232
Interest expense	66,036	60,540	47,320	26,839	7,400	3,120	2,102	1,710
Net interest income	110,819	119,306	126,963	131,152	119,709	88,284	81,647	76,522
Provision for credit losses	3,990	2,694	(764)	31,598	14,129	4,676	822	6,556
Net interest income after provision for credit losses on loans	106,829	116,612	127,727	99,554	105,580	83,608	80,825	69,966
Noninterest income:
Service charges on deposit accounts	4,828	4,648	4,560	4,242	3,996	3,504	3,408	2,801
Interchange income	2,433	1,684	5,066	4,694	4,650	4,138	4,255	4,128
Wealth management income	3,261	3,138	3,318	3,063	2,886	2,732	2,774	2,659
Mortgage banking fees	378	410	576	426	426	434	932	1,686
Insurance agency income	1,066	1,183	1,160	1,101	805	—	—	—
SBA gains	921	613	249	322	105	108	473	156
BOLI income	2,220	2,197	2,068	1,916	1,526	1,363	1,349	1,334
Other income	4,668	4,307	4,755	6,574	3,239	4,186	4,073	3,061
Securities (losses) gains, net	(2,437)	(387)	(176)	107	18	(362)	(300)	(452)
Total noninterest income	17,338	17,793	21,576	22,445	17,651	16,103	16,964	15,373
Noninterest expenses:
Salaries and wages	38,435	46,431	45,155	47,616	45,405	28,420	28,056	28,219
Employee benefits	6,678	7,206	7,472	8,562	5,300	4,074	4,151	5,501
Outsourced data processing costs	8,609	8,714	20,222	14,553	9,918	5,393	6,043	6,156
Telephone and data lines	1,196	1,409	1,518	1,081	1,185	973	908	733
Occupancy	6,316	6,349	7,065	6,938	5,457	5,046	4,050	3,986
Furniture and equipment	2,028	2,052	2,345	2,267	1,944	1,462	1,588	1,426
Marketing	2,995	1,876	2,047	2,238	1,772	1,461	1,882	1,171
Legal and professional fees	3,294	2,679	4,062	7,479	9,174	3,794	2,946	4,789
FDIC assessments	2,813	2,258	2,116	1,443	889	760	699	789
Amortization of intangibles	6,888	7,457	7,654	6,727	4,763	1,446	1,446	1,446
Other real estate owned expense and net loss (gain) on sale	573	274	(57)	195	(411)	9	(968)	(164)
Provision for credit losses on unfunded commitments	—	—	—	1,239	—	1,015	—	142
Other	6,542	7,210	8,266	7,137	6,114	7,506	5,347	4,723
Total noninterest expenses	86,367	93,915	107,865	107,475	91,510	61,359	56,148	58,917
Income before income taxes	37,800	40,490	41,438	14,524	31,721	38,352	41,641	26,422
Income taxes	8,257	9,076	10,189	2,697	7,794	9,115	8,886	5,834
Net income	$29,543	$31,414	$31,249	$11,827	$23,927	$29,237	$32,755	$20,588

	2023 Quarters				2022 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Per Common Share Data
Net income diluted	$0.35	$0.37	$0.37	$0.15	$0.34	$0.47	$0.53	$0.33
Net income basic	0.35	0.37	0.37	0.15	0.34	0.48	0.53	0.34
Cash dividends declared:
Common stock	$0.18	$0.18	$0.18	$0.17	$0.17	$0.17	$0.17	$0.13
Market price common stock:
Low close	19.59	21.51	18.83	21.31	29.60	30.23	31.46	32.43
High close	29.28	27.01	23.85	33.50	34.94	36.75	35.21	39.15
Bid price at end of period	28.46	21.82	21.78	23.18	31.19	30.23	33.04	35.02

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Seacoast Banking Corporation of Florida
Stuart, Florida
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Seacoast Banking Corporation of Florida (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
A significant amount of judgment was required when assessing the conceptual design and statistical methodology of the employed model and whether the model was relevant to the Company’s loan portfolio and suitable for use in the Company’s estimation process, which in turn involved especially complex and subjective judgment. The Company’s discounted cash flow methodology includes probability of default (“PD”) and loss given default (“LGD”) assumptions that required assessing the conceptual soundness and reasonableness of those assumptions. We utilized Crowe LLP employed valuation specialists (“Crowe VS”) to evaluate the soundness of the model’s methodology, conceptual design, and applicability to the Company. Crowe VS also performed procedures to assess the relationships between the Company’s PD and LGD rates and model rates.
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
•Testing the effectiveness of management’s internal controls over the Company’s significant model methods, assumptions and judgments, including qualitative adjustments, and information systems.
•Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit losses calculation, including the reasonableness of management's judgments over the forecasted period and economic scenarios selected.
•With the assistance of Crowe VS, evaluating the reasonableness of assumptions and judgments related to management’s methodology.
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

Fort Lauderdale, Florida
February 27, 2024

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Interest Income
Interest and dividends on securities
Taxable	$82,926	$56,611	$29,206
Nontaxable	354	546	577
Interest and fees on loans	581,105	315,717	251,471
Interest on interest bearing deposits and other investments	24,590	7,620	2,990
Total Interest Income	688,975	380,494	284,244

Interest Expense
Interest on deposits	126,535	7,318	3,605
Interest on time certificates	52,254	2,642	2,788
Interest on securities sold under agreement to repurchase	8,323	986	141
Interest on Federal Home Loan Bank borrowings	6,378	330	—
Interest on long-term debt	7,245	3,056	1,685
Total Interest Expense	200,735	14,332	8,219
Net Interest Income	488,240	366,162	276,025

Provision for credit losses	37,518	26,183	(9,421)
Net Interest Income After Provision for Credit Losses	450,722	339,979	285,446

Noninterest Income:
Service charges on deposit accounts	18,278	13,709	9,777
Interchange income	13,877	17,171	16,231
Wealth management income	12,780	11,051	9,628
Mortgage banking fees	1,790	3,478	11,782
Insurance agency income	4,510	805	—
SBA gains	2,105	842	1,531
BOLI income	8,401	5,572	4,154
Other	20,304	14,559	18,202
	82,045	67,187	71,305
Securities losses, net (includes net losses of $2.9 million for 2023, $0 for 2022 and net gains of $2.2 million for 2021 in other comprehensive income reclassifications)	(2,893)	(1,096)	(578)
Total Noninterest Income	79,152	66,091	70,727

Noninterest Expense:
Salaries and wages	177,637	130,100	97,283
Employee benefits	29,918	19,026	17,873
Outsourced data processing costs	52,098	27,510	19,919
Telephone / data lines	5,204	3,799	3,223
Occupancy	26,668	18,539	14,140
Furniture and equipment	8,692	6,420	5,390
Marketing	9,156	6,286	4,583
Legal and professional fees	17,514	20,703	11,376

FDIC assessments	8,630	3,137	2,405
Amortization of intangibles	28,726	9,101	5,033
Other real estate owned expense and net loss (gain) on sale	985	(1,534)	(264)
Provision for credit losses on unfunded commitments	1,239	1,157	133
Other	29,155	23,690	16,341
Total Noninterest Expense	395,622	267,934	197,435

Income Before Income Taxes	134,252	138,136	158,738
Income taxes	30,219	31,629	34,335
Net Income	$104,033	$106,507	$124,403

Per share data
Net income per share of common stock
Diluted	$1.23	$1.66	$2.18
Basic	1.24	1.67	2.20
Average common shares outstanding
Diluted	84,329	64,264	57,088
Basic	83,800	63,707	56,586
 See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Net Income	$104,033	$106,507	$124,403

Other comprehensive income (loss):

Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, net of tax expense of $7.7 million in 2023, tax benefit of $57.1 million in 2022, and tax benefit of $8.2 million in 2021	$23,645	$(181,096)	$(27,377)
Amortization of unrealized (gains) losses on securities transferred to held-to-maturity, net of tax benefit of $13 thousand in 2023, tax benefit of $7 thousand in 2022, and tax expense of $21 thousand in 2021	(42)	(20)	86
Reclassification adjustment for losses included in net income, net of tax benefit of $0.7 million in 2023 and tax benefit of $85 thousand in 2021	2,191	—	278
Unrealized gains on derivatives designated as fair value hedges, net of reclassifications to income, net of tax expense of $0.7 million in 2023	1,971	—	—
Unrealized gains (losses) on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $0.1 million in 2023, tax benefit of $26 thousand in 2022, and tax expense of $0.1 million in 2021	390	77	(351)
Total other comprehensive income (loss)	$28,155	$(181,039)	$(27,364)

Comprehensive Income (Loss)	$132,188	$(74,532)	$97,039
See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2023	2022
Assets
Cash and due from banks	$167,511	$120,748
Interest bearing deposits with other banks	279,671	81,192
Total cash and cash equivalents	447,182	201,940

Time deposits with other banks	5,857	3,236

Debt securities:
Securities available-for-sale (at fair value)	1,836,020	1,871,742
Securities held-to-maturity (fair value $558.4 million in 2023 and $617.7 million in 2022)	680,313	747,408
Total debt securities	2,516,333	2,619,150

Loans held for sale (at fair value)	4,391	3,151

Loans	10,062,940	8,144,724
Less: Allowance for credit losses	(148,931)	(113,895)
Loans, net of allowance for credit losses	9,914,009	8,030,829

Bank premises and equipment, net	113,304	116,892
Other real estate owned	7,560	2,301
Goodwill	732,417	480,319
Other intangible assets, net	95,645	75,451
Bank owned life insurance	298,974	237,824
Net deferred tax assets	113,232	94,457
Other assets	331,345	280,212
Total Assets	$14,580,249	$12,145,762

Liabilities
Deposits
Noninterest demand	$3,544,981	$4,070,973
Interest-bearing demand	2,790,210	2,337,590
Savings	651,454	1,064,392
Money market	3,314,288	1,985,974
Other time deposits	803,393	369,389
Brokered time certificates	122,347	3,798
Time certificates of more than $250,000	550,262	149,479
Total Deposits	$11,776,935	$9,981,595

Securities sold under agreements to repurchase, maturing within 30 days	374,573	172,029
FHLB borrowings	50,000	150,000
Long-term debt, net	106,302	84,533
Other liabilities	164,353	149,830
Total Liabilities	$12,472,163	$10,537,987

	December 31,
(In thousands, except share data)	2023	2022

Commitments and Contingencies (See “Note 9 - Borrowings” and “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk”)

Shareholders' Equity
Common stock, par value $0.10 per share authorized 120,000,000 shares, issued 85,480,183 and outstanding 84,861,498 shares in 2023 and authorized 120,000,000 shares, issued 72,099,136 and outstanding 71,617,852 shares in 2022	8,486	7,162
Additional paid-in capital	1,808,883	1,377,802
Retained earnings	467,305	423,863
Less: Treasury stock (618,685 shares in 2023 and 481,284 shares in 2022), at cost	(16,710)	(13,019)
	2,267,964	1,795,808
Accumulated other comprehensive loss, net	(159,878)	(188,033)
Total Shareholders' Equity	$2,108,086	$1,607,775
Total Liabilities & Shareholders' Equity	$14,580,249	$12,145,762
See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Cash Flows From Operating Activities
Net Income	$104,033	$106,507	$124,403

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,245	6,115	5,482
(Accretion of discounts) and amortization of premiums on securities, net	(949)	576	6,220
Amortization of operating lease right-of-use assets	8,053	6,485	4,576
Other amortization and accretion, net	(15,875)	(1,967)	(13,908)
Stock based compensation	13,440	11,155	8,685
Origination of loans designated for sale	(113,151)	(186,504)	(490,426)
Sale of loans designated for sale	116,563	221,199	543,410
Provision for credit losses	37,518	26,183	(9,421)
Deferred income taxes	9,442	(10,398)	3,836
Losses on sale of securities	2,935	—	363
Gains on sale of loans	(4,211)	(5,687)	(15,276)
Losses (gains) on sale and write-downs of other real estate owned	450	(1,749)	(635)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	1,842	1,394	817
Changes in operating assets and liabilities, net of effects from acquired companies:
Net (increase) decrease in other assets	(8,967)	508	(42,437)
Net (decrease) increase in other liabilities	(8,755)	22,042	28,883
Net Cash Provided by Operating Activities	150,613	195,859	154,572

Cash Flows From Investing Activities
Maturities and repayments of available-for-sale debt securities	220,114	270,785	546,339
Maturities and repayments of held-to-maturity debt securities	69,471	96,925	132,916
Proceeds from sale of available-for-sale debt securities	113,400	515,183	84,972
Purchases of available-for-sale debt securities	(100,873)	(693,625)	(1,145,193)
Purchases of held-to-maturity debt securities	—	(206,065)	(377,159)
Maturities of time deposits with other banks	1,984	3,237	750
Purchases of time deposits with other banks	(4,605)	—	—
Net new loans and principal repayments	110,665	(513,343)	566,348
Purchases of loans held for investment	—	(111,292)	(259,267)
Proceeds from sale of other real estate owned	577	15,951	5,598
Additions to other real estate owned	—	(591)	(2,513)
Proceeds from sale of FHLB and Federal Reserve Bank stock	73,473	—	3,945
Purchase of FHLB and Federal Reserve Bank stock	(88,141)	(11,924)	(3,020)
Redemption of bank owned life insurance	—	25,782	—
Purchase of bank owned life insurance	—	(25,000)	(60,000)
Net cash from bank acquisitions	141,674	281,747	98,100
Additions to bank premises and equipment	(10,293)	(12,645)	(4,327)
Net Cash Provided by (Used in) Investing Activities	527,446	(364,875)	(412,511)

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(324,002)	(384,403)	640,108
Net increase in repurchase agreements	202,544	50,464	1,956
Net decrease in FHLB borrowings with original maturities of three months or less	(280,000)	(62,500)	—
Repayments of FHLB borrowings with original maturities of more than three months	(75,000)	(7,500)	(33,000)
Proceeds from FHLB borrowings with original maturities of more than three months	110,000	75,000	—
Stock based employee benefit plans	5,100	3,408	5,022
Repurchase of common stock	(10,868)	—	—
Dividends paid	(60,591)	(41,242)	(22,506)
Net Cash (Used in) Provided by Financing Activities	(432,817)	(366,773)	591,580
Net increase (decrease) in cash and cash equivalents	245,242	(535,789)	333,641
Cash and Cash Equivalents at Beginning of Year	201,940	737,729	404,088
Cash and Cash Equivalents at End of Year	$447,182	$201,940	$737,729

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$191,225	$13,743	$9,977
Net (refund received) cash paid during the period for taxes	(5,921)	29,591	30,887
Recognition of operating lease right-of-use assets, other than through bank acquisition, net of terminations	2,068	3,370	12,459
Recognition of operating lease liabilities, other than through bank acquisition, net of terminations	2,080	3,370	12,459

Supplemental disclosure of non-cash investing activities:[1]
Transfer of debt securities from available-for-sale to held-to-maturity	$—	$—	$210,805
Unsettled sales of debt securities available-for-sale	—	—	17,147
Transfer from bank premises to other real estate owned	6,286	1,674	3,318
[1]See "Note 17 - Business Combinations" for non cash transactions related to business combinations.

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2020	55,243	$5,524	$856,092	$256,701	$(8,285)	$20,370	$1,130,402
Comprehensive income (loss)	—	—	—	124,403	—	(27,364)	97,039
Stock based compensation expense	23	—	8,685	—	—	—	8,685
Common stock issued for stock based employee benefit plans	167	19	(49)	—	(2,284)	—	(2,314)
Common stock issued for stock options	384	38	7,298	—	—	—	7,336
Issuance of common stock, pursuant to acquisitions	2,687	269	86,218	—	—	—	86,487
Conversion of options, pursuant to acquisition	—	—	5,607	—	—	—	5,607
Dividends on common stock ($0.39 per share)	—	—	—	(22,506)	—	—	(22,506)
Balance at December 31, 2021	58,504	$5,850	$963,851	$358,598	$(10,569)	$(6,994)	$1,310,736
Comprehensive income (loss)	—	—	—	106,507	—	(181,039)	(74,532)
Stock based compensation expense	21	—	11,155	—	—	—	11,155
Common stock issued for stock based employee benefit plans	367	40	(97)	—	(2,450)	—	(2,507)
Common stock issued for stock options	522	52	5,864	—	—	—	5,916
Issuance of common stock, pursuant to acquisition	12,204	1,220	396,016	—	—	—	397,236
Conversion of options, pursuant to acquisition	—	—	1,013	—	—	—	1,013
Dividends on common stock ($0.64 per share)	—	—	—	(41,242)	—	—	(41,242)
Balance at December 31, 2022	71,618	$7,162	$1,377,802	$423,863	$(13,019)	$(188,033)	$1,607,775
Comprehensive income	—	—	—	104,033	—	28,155	132,188
Stock based compensation expense	30	—	13,440	—	—	—	13,440
Common stock issued for stock based employee benefit plans	970	100	8,691	—	(3,691)	—	5,100
Issuance of common stock, pursuant to acquisition	12,792	1,279	409,459	—	—	—	410,738
Conversion of options, pursuant to acquisition	—	—	10,304	—	—	—	10,304
Repurchase of common stock	(549)	(55)	(10,813)	—	—	—	(10,868)
Dividends on common stock ($0.71 per share)	—	—	—	(60,591)	—	—	(60,591)
Balance at December 31, 2023	84,861	$8,486	$1,808,883	$467,305	$(16,710)	$(159,878)	$2,108,086

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seacoast Banking Corporation of Florida and Subsidiaries
Note 1 - Significant Accounting Policies
General: Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a single segment financial holding company with one operating subsidiary bank, Seacoast National Bank (“Seacoast Bank”). The Company provides integrated financial services including commercial and consumer banking, wealth management, and mortgage and insurance services to customers at 77 full-service branches across Florida, and through advanced mobile and online banking solutions.
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
Use of Estimates: The preparation of consolidated financial statements requires management to make judgments in the application of certain accounting policies that involve significant estimates and assumptions. The Company has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Specific areas, among others, requiring the application of management’s estimates include the determination of the allowance for credit losses, acquisition accounting and purchased loans, intangible assets and impairment testing, and other fair value measurements.
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
Securities: Debt securities are classified as available-for-sale or held-to-maturity. Debt securities available-for-sale may be sold as part of the Company's asset/liability management or in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, and are stated at fair value. Unrealized gains or losses are reflected as a component of shareholders' equity net of tax or included in noninterest income as appropriate. Debt securities held-to-maturity that the Company has the ability and intent to hold to maturity are carried at amortized cost. Equity securities with readily determinable fair values are considered marketable and measured at fair value with unrealized gains or losses included in noninterest income as securities gains or losses. Equity investments that do not have readily determinable fair values are considered non-marketable and are accounted for at cost under the measurement alternative to fair value, with adjustments for impairment and observable price changes if applicable.
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

For securities classified as available-for-sale, both quantitative and qualitative assessments are utilized to determine if a security has a credit loss. Quantitative assessments are based on a discounted cash flow method. Qualitative assessments consider a range of factors including: percent decline in fair value, rating downgrades, subordination, duration, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms.
Loans Held for Sale: The Company has elected to account for residential mortgage loans originated as held for sale at fair value. Changes in fair value are measured and recorded in Mortgage Banking Fees in noninterest income each period. The Company designates other loans as held for sale when it has the intent to sell them. These loans are recorded at the lower of cost or estimated fair value on an individual basis. When such loans are transferred to held for sale, any previously recorded allowance for credit losses is reversed into earnings and the loan is recorded at its amortized cost basis. Prior to the transfer, write-downs on the loans are recorded as charge-offs, establishing a new cost basis upon transfer.
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
A loan for which the terms have been modified with principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay or a term extension and for which the borrower is experiencing financial difficulty, is considered to be a troubled borrower modification ("TBM").
Allowance for credit losses on loans: The allowance for credit losses represents management's best estimate of expected credit losses related to the loan portfolio at the balance sheet date. The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount to be collected on loans. Loan balances deemed uncollectible are charged off against the allowance for credit losses and recoveries are credited to the allowance. In order to adjust the allowance to the current estimate of expected credit losses, charges or credits to the provision for credit losses are reflected in the Consolidated Statements of Income. The Company excludes accrued interest on loans from its determination of allowance.
Portfolio segments represent the level at which the Company develops and documents its methodology for determining its allowance for credit losses. See Note 4 - Loans, for a description of each of the segments, which are disaggregated by similar risk characteristics such as customer and/or collateral type.
The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Economic forecast data is sourced from Moody’s Analytics (“Moody’s”), a firm recognized for its research, analysis, and economic forecasts. The forecasts of future economic conditions are over a period that has been deemed reasonable and supportable, and in segments where it can no longer develop reasonable and supportable forecasts, the Company reverts to longer-term historical loss experience to estimate losses over the remaining life of the loans. The forecast may utilize one scenario or a composite of scenarios based on management's judgment and expectations around the current and future macroeconomic outlook. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.
In the implementation of CECL at January 1, 2020 and through June 30, 2022, the Company utilized a top-down allowance model based on an analysis of the probability of default (“PD”) and loss given default (“LGD”) to determine an expected loss by loan segment. During the third quarter of 2022, the Company transitioned to a tool that calculates the quantitative portion of expected credit losses at the individual loan level using a discounted cash flow methodology for its commercial loans and using a loss rate methodology for its consumer loans. The Moody's tool being utilized produces more granular results, incorporates more extensive historical loss data, and allows for a more efficient process. This change did not result in a material impact to the Company’s financial statements.
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
It is the Company's practice to ensure that the charge-off policy aligns with regulatory requirements. Losses on unsecured consumer loans are recognized at 90 days past due. In compliance with Federal Financial Institution Examination Council guidelines, secured consumer loans, including residential real estate, are typically charged off or charged down between 120 and 180 days past due, depending on the collateral type. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more, unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in process of collection. Secured loans may be charged down to the estimated value of the collateral with previously accrued unpaid interest reversed against interest income. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial charge-off amounts are based on valuation estimates derived from appraisals or other market information. Generally, new appraisals are not received until the foreclosure process is completed; however, collateral values are evaluated periodically based on market information and incremental charge-offs are recorded if it is determined that collateral values have declined from their initial estimates.
Derivative Instruments and Hedging Activities: The Company enters into derivative contracts, including swaps and floors, to meet the needs of customers who request such services and to manage the Company's exposure to interest rate fluctuations. Derivative contracts are carried at fair value and recorded in the consolidated balance sheet within Other Assets or Other Liabilities. The gain or loss resulting from changes in the fair value of interest rate swaps designated and qualifying as cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings through interest income in the same period in which the hedged transaction affects earnings. The gain or loss resulting from changes in the fair value of interest rate swaps designed as fair value hedges is classified in the statement of income or comprehensive income in the line item associated with the instrument being hedged.
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
Loan Commitments and Letters of Credit: Loan commitments and letters of credit are an off-balance sheet item and represent commitments to make loans or lines of credit available to borrowers. The face amount of these commitments represents an exposure to loss, before considering customer collateral or ability to repay. Such commitments are recognized as loans when funded. The Company estimates a reserve for potential losses on unfunded commitments, which is reported separately from the allowance for credit losses within Other Liabilities. Changes to the allowance for credit losses on unfunded commitments are recorded in noninterest expense on the income statement. The reserve is based upon the same quantitative and qualitative factors applied to the collectively evaluated loan portfolio. Fees on commitments are typically deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing.
Fair Value Measurements: The Company measures or monitors the fair value of many of its assets and liabilities. Certain assets are measured on a recurring basis, including available-for-sale securities, equity securities and derivatives. These assets are carried at fair value on the Company’s balance sheets. Additionally, fair value is measured on a non-recurring basis to evaluate assets or liabilities for impairment. Examples include collateral-dependent loans, other real estate owned, loan servicing rights, and long-lived assets.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value.
The Company applies the following fair value hierarchy:
Level 1 – Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments.
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
Bank Premises and Equipment: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Premises and equipment include certain costs associated with the acquisition of leasehold improvements. Depreciation and amortization are recognized principally by the straight-line method, over the estimated useful lives as follows: buildings - 25-40 years, leasehold improvements - 5-25 years, furniture and equipment - 3-12 years. Leasehold improvements amortize over the shorter of the lease term or estimated useful life. Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable. If impaired, the assets are written down to fair value with a corresponding increase to noninterest expense.
Other Real Estate Owned: Other real estate owned (“OREO”) consists of real estate taken in foreclosure of defaulted loan balances. These assets are carried at an amount equal to the loan balance prior to foreclosure plus costs incurred for improvements to the property, but no more than the estimated fair value of the property less estimated selling costs. Any valuation adjustments required at the date of transfer are charged to the allowance for credit losses. Subsequently, unrealized losses and realized gains and losses are included in other noninterest expense. Operating results from OREO are recorded in other noninterest expense.
OREO may also include bank premises no longer utilized in the course of the Company's business (closed branches) that are initially recorded at the lower of carrying value or fair value, less costs to sell. If the fair value of the premises is less than carrying value, a write down is recorded through noninterest expense. Costs to maintain the property are expensed.
Intangible Assets. The Company’s intangible assets consist of goodwill, core deposit intangibles (CDIs), customer relationship intangibles and loan servicing rights. Goodwill results from business combinations and represents the difference between the purchase price and the fair value of net assets acquired. Goodwill may be adjusted for up to one year from the acquisition date in the event new information is obtained which, if known at the date of the acquisition, would have impacted the fair value of the acquired assets and liabilities. Goodwill is considered to have an indefinite useful life and is not amortized, but rather tested for impairment annually in the fourth quarter, or more often if circumstances arise that may indicate risk of impairment. If impaired, goodwill is written down with a corresponding impact to noninterest expense.
The Company recognizes CDI that results from either whole bank acquisitions or branch acquisitions. CDI is initially measured at fair value and then amortized over periods ranging from six to eight years generally on an accelerated basis. Customer relationship intangibles are measured at fair value and amortized on a straight-line basis over ten years. The Company evaluates other identifiable intangibles for impairment annually, or more often if circumstances arise that may indicate risk of impairment. If impaired, the intangible asset is written down with a corresponding increase to noninterest expense.
Bank Owned Life Insurance (BOLI): The Company, through its subsidiary bank, has purchased or acquired through bank acquisitions, life insurance policies on certain key executives and members of management. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Other Investments: Included in Other Assets are investments in funds generating affordable housing tax credits, and investments in Small Business Investment Companies (“SBICs”), which are privately owned and operated companies licensed by the U.S. Small Business Administration (“SBA”) to invest in small businesses. Investments generating tax credits are accounted for using the proportional amortization method. Under this method, the investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits allocated to the investor. The amortization is recorded in income tax expense within the income statement, which is the location the related tax credits are recorded. SBIC investments are held at cost less impairment, if any. Income from SBIC investments is recognized in noninterest income. Seacoast Bank is a member of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) systems. Members are required to own a certain amount of FHLB and FRB stock based on the level of borrowings and other factors, and may invest in additional amounts. The FHLB and FRB stock are accounted for at cost less impairment, if any. Both cash and stock dividends are recognized in earnings.
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
Revenue Recognition: The Company recognizes two types of revenue in its Consolidated Statements of Income, interest income and noninterest income. The Company's principal source of revenue is interest income from loans and securities which is recognized on an accrual basis using the effective interest method.
Noninterest income includes revenue from various types of transactions and services provided to customers. The Company recognizes revenue from contracts with customers as performance obligations are satisfied. Performance obligations are typically satisfied in one year or less. Relevant activity includes:
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
•Insurance Agency Income: Insurance commissions are earned upon the sale of insurance products as agent and are paid by the insurance companies upon the completion of application requirements and receipt of client payment to the insurance company. The commissions are recognized upon the placement date of the insurance policies, representing the Company’s related performance obligations. Commission payment is normally received within the policy period.
Treasury Stock and Share Repurchases: The Company's repurchases of shares of its common stock are recorded at cost as additional paid-in capital and result in a reduction of shareholders' equity. Shares repurchased in 2023 pursuant to the Company's share repurchase program were immediately retired, and therefore were not included in treasury stock. Activity in treasury stock represents shares traded to offset employee payroll taxes on vested shares. Shares held in treasury are also used for employee share purchases through the Company's employee stock purchase plan.
Stock-Based Compensation: The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with market assumptions. The fair value is amortized on a straight-line basis over the vesting period, generally five years. For restricted stock awards, which generally vest based on continued service with the Company, the deferred compensation is measured as the fair value of the shares on the date of grant, and the deferred compensation is amortized as salaries and wages expense in accordance with the applicable vesting schedule, generally straight-line over three years. Some award shares vest based upon the Company achieving certain performance goals and the amortization expense recorded within salaries and wages is based on an estimate of the most likely results on a straight line basis. The Company accounts for forfeitures as they occur.
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
Recently Adopted Accounting Standards
On January 1, 2023, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2022-02, “Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, and introduces new disclosures related to modifications with borrowers that are experiencing financial difficulties. ASU 2022-02 also requires the disclosure of current-period gross write-offs by year of origination for financing receivables held at amortized cost. Upon adoption, the Company eliminated the separate credit loss estimation process for loans classified as TDRs. The adoption did not have a material impact to the consolidated financial statements. For additional information on the loans modified for borrowers in financial difficulty and for the disclosure of current-period gross write-offs by year of origination, see “Note 4 – Loans.”
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
Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures." ASU 2023-07 requires disclosure of significant segment expenses and other segment items on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The Company is evaluating the impact of the changes to its existing disclosures.
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures." ASU 2023-09 requires disclosure of specific categories in the income tax rate reconciliation and requires additional information for reconciling items that meet a quantitative threshold. The standard requires an annual disclosure of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of the standard to have a material impact to its disclosures.

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
In 2023 and 2022, options to purchase 344,230 and 1,505 shares of the Company's common stock, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share. In 2021, no options were antidilutive.

	For the Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Basic earnings per share
Net Income	$104,033	$106,507	$124,403
Total weighted average common stock outstanding	83,800	63,707	56,586
Net income per share	$1.24	$1.67	$2.20

Diluted earnings per share
Net Income	$104,033	$106,507	$124,403

Total weighted average common stock outstanding	83,800	63,707	56,586
Add: Dilutive effect of share-based awards outstanding	529	557	502
Total weighted average diluted stock outstanding	84,329	64,264	57,088
Net income per share	$1.23	$1.66	$2.18
Net income has not been allocated to unvested restricted stock awards that are participating securities because the amounts that would be allocated are not material to net income per share of common stock. Unvested restricted stock awards that are participating securities represent less than one percent of all of the outstanding shares of common stock for each of the periods presented.

Note 3 - Securities
The amortized cost, gross unrealized gains and losses and fair value of AFS and HTM securities at December 31, 2023 and December 31, 2022 are summarized as follows:

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$37,718	$205	$(478)	$37,445
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,152,753	780	(184,152)	969,381
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	385,013	2,824	(19,565)	368,272
Private mortgage-backed securities and collateralized mortgage obligations	135,878	36	(10,911)	125,003
Collateralized loan obligations	300,855	11	(1,411)	299,455
Obligations of state and political subdivisions	10,486	—	(1,096)	9,390
Other debt securities	26,599	576	(101)	27,074
Totals	$2,049,302	$4,432	$(217,714)	$1,836,020

Held-to-Maturity Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$590,676	$—	$(111,746)	$478,930
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	89,637	—	(10,208)	79,429
Totals	$680,313	$—	$(121,954)	$558,359

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$13,813	$173	$(339)	$13,647
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,170,062	539	(196,272)	974,329
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	391,135	—	(26,811)	364,324
Private mortgage-backed securities and collateralized mortgage obligations	179,148	70	(12,831)	166,387
Collateralized loan obligations	313,155	—	(10,251)	302,904
Obligations of state and political subdivisions	29,350	122	(1,731)	27,741
Other debt securities	22,640	197	(427)	22,410
Totals	$2,119,303	$1,101	$(248,662)	$1,871,742

Held-to-Maturity Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$634,300	$64	$(116,711)	$517,653
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	113,108	—	(13,020)	100,088
Totals	$747,408	$64	$(129,731)	$617,741
During the year ended December 31, 2023, debt securities with a fair value of $113.4 million were sold, with gross gains of $25 thousand and gross losses of $3.0 million. During 2022, debt securities with a fair value of $515.2 million obtained in bank acquisitions were sold. No gain or loss was recognized on these sales, and there were no other sales of securities in 2022. Debt securities with a fair value of $102.1 million were sold during 2021, with gross gains of $0.3 million and gross losses of $0.6 million. Also included in “Securities losses, net” is an increase of $42 thousand in 2023, and decreases of $1.1 million and $0.2 million in 2022 and 2021, respectively, in the value of investments in mutual funds that invest in CRA-qualified debt securities.
At December 31, 2023, debt securities with a fair value of $1.7 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$4,537	$4,504
Due after one year through five years	—	—	6,066	6,069
Due after five years through ten years	—	—	9,465	9,362
Due after ten years	—	—	28,136	26,900
	$—	$—	$48,204	$46,835

Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$590,676	$478,930	$1,152,753	$969,381
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	89,637	79,429	385,013	368,272
Private mortgage-backed securities and collateralized mortgage obligations	—	—	135,878	125,003
Collateralized loan obligations	—	—	300,855	299,455
Other debt securities	—	—	26,599	27,074
Totals	$680,313	$558,359	$2,049,302	$1,836,020
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

	December 31, 2023
	Less than 12 months		12 months or longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$24,933	$(143)	$3,594	$(335)	$28,527	$(478)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	91,867	(9,320)	826,324	(174,832)	918,191	(184,152)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	24,251	(1,270)	262,666	(18,295)	286,917	(19,565)
Private mortgage-backed securities and collateralized mortgage obligations	3,945	(69)	119,475	(10,842)	123,420	(10,911)
Collateralized loan obligations	60,087	(223)	232,545	(1,188)	292,632	(1,411)
Obligations of state and political subdivisions	326	(2)	9,064	(1,094)	9,390	(1,096)
Other debt securities	10,579	(101)	—	—	10,579	(101)
Totals	$215,988	$(11,128)	$1,453,668	$(206,586)	$1,669,656	$(217,714)
[1]Comprised of 504 individual securities

	December 31, 2022
	Less than 12 months		12 months or longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$3,788	$(328)	$249	$(11)	$4,037	$(339)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	304,732	(33,401)	645,115	(162,870)	949,847	(196,271)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	341,920	(21,555)	22,404	(5,257)	364,324	(26,812)
Private mortgage-backed securities and collateralized mortgage obligations	130,488	(8,255)	25,234	(4,576)	155,722	(12,831)
Collateralized loan obligations	242,370	(8,343)	60,534	(1,908)	302,904	(10,251)
Obligations of state and political subdivisions	23,804	(1,656)	425	(75)	24,229	(1,731)
Other debt securities	11,459	(427)	—	—	11,459	(427)
Totals	$1,058,561	$(73,965)	$753,961	$(174,697)	$1,812,522	$(248,662)
[1]Comprised of 420 individual securities
At December 31, 2023, the Company had unrealized losses of $203.7 million on commercial and residential mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.2 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2023, no allowance for credit losses has been recorded.
At December 31, 2023, the Company had $10.9 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $123.4 million. The securities have average credit support of 23%. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2023, no allowance for credit losses has been recorded.
At December 31, 2023, the Company had $1.4 million of unrealized losses in floating rate collateralized loan obligations (“CLOs”) having a fair value of $292.6 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of December 31, 2023, all positions held by the Company are in AAA and AA tranches, with average credit support of 35% and 26% respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movement and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2023, no allowance for credit losses has been recorded.
At December 31, 2023, the Company had $1.1 million of unrealized losses on municipal securities having a fair value of $9.4 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. As a result, as of December 31, 2023, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. While the potential for default on these securities may be something greater than zero, the long history with no credit losses, the implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if default were to occur. As a result, as of December 31, 2023, no allowance for credit losses has been recorded. The Company has the intent and ability to hold these securities until maturity.
Included in Other Assets at December 31, 2023, is $67.7 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $7.9 million and $1.1 million, respectively, at December 31, 2023, and $7.0 million and $1.3 million, respectively, at December 31, 2022, is included in Other Assets. Also included in Other Assets are investments in CRA-qualified mutual funds carried at fair value of $13.6 million and $8.2 million at December 31, 2023 and December 31, 2022, respectively.
At December 31, 2023, the Company held 11,330 shares of Visa Class B stock. The ownership of Visa stock was related to prior ownership in Visa's network while Visa operated as a cooperative, and was recorded on the Company's financial records at a zero basis. In January of 2024, the Company sold all of its Visa Class B stock, receiving net proceeds of $4.1 million.

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

The following tables present net loan balances by segment as of:

	December 31, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$519,426	$247,654	$542	$767,622
Commercial real estate - owner occupied	1,079,633	552,627	38,021	1,670,281
Commercial real estate - non-owner occupied	1,844,588	1,323,222	152,080	3,319,890
Residential real estate	1,714,748	710,129	20,815	2,445,692
Commercial and financial	1,237,090	318,683	52,115	1,607,888
Consumer	175,969	74,854	744	251,567
Totals	$6,571,454	$3,227,169	$264,317	$10,062,940

	December 31, 2022
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$364,900	$201,333	$21,100	$587,332
Commercial real estate - owner occupied	995,154	451,202	31,946	1,478,302
Commercial real estate - non-owner occupied	1,695,411	767,138	127,225	2,589,774
Residential real estate	1,558,643	271,378	19,482	1,849,503
Commercial and financial	1,152,747	185,240	15,238	1,353,225
Consumer	177,338	89,458	19,791	286,587
Totals	$5,944,193	$1,965,749	$234,782	$8,144,724
The amortized cost basis of loans at December 31, 2023 and 2022 included net deferred costs of $43.1 million and $35.1 million, respectively. At December 31, 2023, the remaining fair value adjustments on acquired loans were $174.0 million, or 4.8% of the outstanding acquired loan balances, compared to $97.7 million, or 4.3% of the acquired loan balances at December 31, 2022. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $39.4 million and $28.2 million at December 31, 2023 and 2022, respectively.
Loans to directors and executive officers totaled $0.3 million and $0.4 million at December 31, 2023 and 2022, respectively. No new loans were originated to officers or directors in 2023.

The following table presents the status of net loan balances as of December 31, 2023 and December 31, 2022.

	December 31, 2023
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$519,383	$19	$—	$—	$24	$519,426
Commercial real estate - owner occupied	1,078,732	—	—	—	901	1,079,633
Commercial real estate - non-owner occupied	1,840,485	$685	—	—	3,418	1,844,588
Residential real estate	1,701,862	4,373	1,515	169	6,829	1,714,748
Commercial and financial	1,221,941	1,372	145	50	13,582	1,237,090
Consumer	174,798	763	290	—	118	175,969
Total Portfolio Loans	$6,537,201	$7,212	$1,950	$219	$24,872	$6,571,454

Acquired Non-PCD Loans
Construction and land development	$245,674	$891	$289	$—	$800	$247,654
Commercial real estate - owner occupied	545,374	1,691	133	—	5,429	552,627
Commercial real estate - non-owner occupied	1,310,100	11,577	—	—	1,545	1,323,222
Residential real estate	704,417	2,586	888	153	2,085	710,129
Commercial and financial	315,229	50	36	35	3,333	318,683
Consumer	71,986	568	618	618	1,064	74,854
Total Acquired Non-PCD Loans	$3,192,780	$17,363	$1,964	$806	$14,256	$3,227,169

PCD Loans
Construction and land development	$442	$100	$—	$—	$—	$542
Commercial real estate - owner occupied	34,667	—	—	—	3,354	38,021
Commercial real estate - non-owner occupied	148,308	—	—	—	3,772	152,080
Residential real estate	18,923	497	169	154	1,072	20,815
Commercial and financial	34,337	—	—	—	17,778	52,115
Consumer	651	85	8	—	—	744
Total PCD Loans	$237,328	$682	$177	$154	$25,976	$264,317

Total Loans	$9,967,309	$25,257	$4,091	$1,179	$65,104	$10,062,940

	December 31, 2022
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$364,841	$—	$—	$—	$59	$364,900
Commercial real estate - owner occupied	993,690	—	67	440	957	995,154
Commercial real estate - non-owner occupied	1,695,381	—	—	—	30	1,695,411
Residential real estate	1,550,040	1,172	147	—	7,284	1,558,643
Commercial and financial	1,143,635	1,065	476	342	7,229	1,152,747
Consumer	176,444	550	252	1	91	177,338
Total Portfolio Loans	$5,924,031	$2,787	$942	$783	$15,650	$5,944,193

Acquired Non-PCD Loans
Construction and land development	$201,263	$—	$—	$—	$70	$201,333
Commercial real estate - owner occupied	450,109	796	297	—	—	451,202
Commercial real estate - non-owner occupied	765,633	162	—	—	1,343	767,138
Residential real estate	270,215	577	—	—	586	271,378
Commercial and financial	183,953	790	87	—	410	185,240
Consumer	87,317	779	616	525	221	89,458
Total Acquired Non-PCD Loans	$1,958,490	$3,104	$1,000	$525	$2,630	$1,965,749

PCD Loans
Construction and land development	$20,680	$—	$—	$—	$420	$21,100
Commercial real estate - owner occupied	30,517	23	23	—	1,383	31,946
Commercial real estate - non-owner occupied	124,115	—	—	—	3,110	127,225
Residential real estate	17,885	10	—	—	1,587	19,482
Commercial and financial	11,201	4	—	—	4,033	15,238
Consumer	17,884	1,001	336	540	30	19,791
Total PCD Loans	$222,282	$1,038	$359	$540	$10,563	$234,782

Total Loans	$8,104,803	$6,929	$2,301	$1,848	$28,843	$8,144,724

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.5 million, $1.6 million, and $1.2 million in interest income on nonaccrual loans during the years ended December 31, 2023, 2022, and 2021, respectively.
The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	December 31, 2023
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$—	$824	$824
Commercial real estate - owner-occupied	4,859	4,825	9,684
Commercial real estate - non-owner occupied	3,938	4,797	8,735
Residential real estate	1,792	8,194	9,986
Commercial and financial	4,868	29,825	34,693
Consumer	—	1,182	1,182
Totals	$15,457	$49,647	$65,104

	December 31, 2022
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$615	$—	$615
Commercial real estate - owner-occupied	957	1,641	2,597
Commercial real estate - non-owner occupied	3,347	837	4,184
Residential real estate	8,072	1,036	9,109
Commercial and financial	4,724	6,891	11,615
Consumer	40	683	723
Totals	$17,755	$11,088	$28,843

Credit Quality Evaluation
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

The following tables present the risk rating of loans and gross charge-offs by year of origination as of:

	December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$80,750	$295,043	$107,158	$20,199	$21,942	$28,902	$210,716	$764,710
Special Mention	—	1,407	—	—	—	393	289	2,089
Substandard	—	—	—	—	—	499	324	823
Substandard Impaired	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$80,750	$296,450	$107,158	$20,199	$21,942	$29,794	$211,329	$767,622
Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied
Risk Ratings:
Pass	$145,642	$272,384	$281,870	$165,475	$171,897	$551,177	$36,952	$1,625,397
Special Mention	—	159	1,335	—	524	9,122	1	11,141
Substandard	—	5,176	1,041	6,342	7,113	4,387	—	24,059
Substandard Impaired	—	848	16	649	3	8,104	64	9,684
Doubtful	—	—	—	—	—	—	—	—
Total	$145,642	$278,567	$284,262	$172,466	$179,537	$572,790	$37,017	$1,670,281
Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$234,226	$784,525	$657,499	$288,747	$397,031	$841,062	$25,954	$3,229,044
Special Mention	—	29,381	2,092	2,964	—	12,120	—	46,557
Substandard	—	685	8,723	8,332	8,578	8,985	250	35,553
Substandard Impaired	—	—	—	1,066	1,849	5,821	—	8,736
Doubtful	—	—	—	—	—	—	—	—
Total	$234,226	$814,591	$668,314	$301,109	$407,458	$867,988	$26,204	$3,319,890
Gross Charge-Offs	$—	$—	$11	$—	$—	$—	$109	$120
Residential real estate
Risk Ratings:
Pass	177,000	450,366	649,086	160,889	95,288	413,719	479,047	2,425,395
Special Mention	208	—	—	—	58	482	4,004	4,752
Substandard	—	—	—	—	—	—	1,824	1,824
Substandard Impaired	95	—	919	123	314	8,960	3,310	13,721
Doubtful	—	—	—	—	—	—	—	—
Total	$177,303	$450,366	$650,005	$161,012	$95,660	$423,161	$488,185	$2,445,692
Gross Charge-Offs	$—	$—	$—	$44	$—	$159	$153	$356

	December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial and financial
Risk Ratings:
Pass	$315,560	$336,071	$333,113	$127,069	$66,165	$89,002	$269,108	$1,536,088
Special Mention	136	2,167	1,064	1,005	503	1,103	2,191	8,169
Substandard	—	9,136	10,810	804	1,002	3,340	3,847	28,939
Substandard Impaired	—	9,422	10,833	576	4,887	8,502	114	34,334
Doubtful	—	—	—	—	—	358	—	358
Total	$315,696	$356,796	$355,820	$129,454	$72,557	$102,305	$275,260	$1,607,888
Gross Charge-Offs	$1,198	$117	$659	$3,007	$582	$12,584	$418	$18,565
Consumer
Risk Ratings:
Pass	20,557	66,699	45,534	19,747	20,300	19,080	56,473	248,390
Special Mention	5	334	279	77	5	194	65	959
Substandard	—	—	—	—	—	—	—	—
Substandard Impaired	66	930	891	103	51	177	—	2,218
Doubtful	—	—	—	—	—	—	—	—
Total	$20,628	$67,963	$46,704	$19,927	$20,356	$19,451	$56,538	$251,567
Gross Charge-Offs	$74	$1,910	$2,218	$362	$263	$666	$261	$5,754
Consolidated
Total	$974,245	$2,264,733	$2,112,263	$804,167	$797,510	$2,015,489	$1,094,533	$10,062,940
Gross Charge-Offs	$1,272	$2,027	$2,888	$3,413	$845	$13,409	$941	$24,795

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$223,204	$209,738	$18,239	$24,600	$12,783	$19,022	$50,960	$558,546
Special Mention	14,523	452	—	3,153	—	—	15	18,143
Substandard	—	9,227	—	—	959	—	—	10,186
Substandard Impaired	—	52	—	—	—	405	—	457
Doubtful	—	—	—	—	—	—	—	—
Total	$237,727	$219,469	$18,239	$27,753	$13,742	$19,427	$50,975	$587,332
Commercial real estate - owner occupied
Risk Ratings:
Pass	$215,453	$251,638	$180,081	$185,286	$121,568	$467,963	$32,253	$1,454,242
Special Mention	694	—	2,363	4,403	2,548	2,869	—	12,877
Substandard	—	—	667	2,625	573	4,444	—	8,309
Substandard Impaired	—	—	—	311	294	2,269	—	2,874
Doubtful	—	—	—	—	—	—	—	—
Total	$216,147	$251,638	$183,111	$192,625	$124,983	$477,545	$32,253	$1,478,302
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$593,364	$530,462	$231,693	$331,173	$228,077	$575,656	$35,326	$2,525,751

Special Mention	—	16,257	735	5,438	—	4,975	—	27,405
Substandard	—	192	19,315	—	5,515	7,412	—	32,434
Substandard Impaired	—	—	1,044	1,849	30	1,261	—	4,184
Doubtful	—	—	—	—	—	—	—	—
Total	$593,364	$546,911	$252,787	$338,460	$233,622	$589,304	$35,326	$2,589,774
Residential real estate
Risk Ratings:
Pass	$270,054	$552,950	$121,879	$77,100	$97,900	$292,867	$423,764	$1,836,514
Special Mention	—	—	50	—	25	269	884	1,228
Substandard	—	—	—	—	—	343	85	428
Substandard Impaired	—	—	133	32	83	9,515	1,570	11,333
Doubtful	—	—	—	—	—	—	—	—
Total	$270,054	$552,950	$122,062	$77,132	$98,008	$302,994	$426,303	$1,849,503
Commercial and financial
Risk Ratings:
Pass	$359,833	$323,014	$142,332	$77,562	$57,924	$58,648	$292,818	$1,312,131
Special Mention	1,244	423	106	474	195	259	2,998	5,699
Substandard	—	67	942	6,304	1,603	1,683	13,114	23,713
Substandard Impaired	5	58	5,109	147	3,642	2,545	176	11,682
Doubtful	—	—	—	—	—	—	—	—
Total	$361,082	$323,562	$148,489	$84,487	$63,364	$63,135	$309,106	$1,353,225
Consumer
Risk Ratings:
Pass	$93,012	$77,889	$27,982	$28,772	$11,690	$16,480	$29,725	$285,550
Special Mention	—	—	—	250	2	134	30	416
Substandard	—	—	11	—	—	191	—	202
Substandard Impaired	—	—	18	55	36	103	207	419
Doubtful	—	—	—	—	—	—	—	—
Total	$93,012	$77,889	$28,011	$29,077	$11,728	$16,908	$29,962	$286,587
Consolidated
Total	$1,771,386	$1,972,420	$752,699	$749,534	$545,447	$1,469,313	$883,925	$8,144,724

Troubled Borrower Modifications
The following table presents the amortized cost of troubled borrower modification (TBM) loans that were modified during the year ended December 31, 2023.

	December 31, 2023
(In thousands)	Term Extension and/or Payment Delay[1]	% of Total Class of Loans
Residential real estate	818	0.03%
Commercial and financial	12,711	0.79%
Consumer	3,988	1.59%
Totals	$17,517	0.17%
1At December 31, 2023, there were no unfunded lending related commitments associated with TBMs.

	December 31, 2023
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Residential real estate	596	—	—	—	222	818
Commercial and financial	244	—	—	—	12,467	12,711
Consumer	3,166	211	156	143	312	3,988
Totals	$4,006	$211	$156	$143	$13,001	$17,517
During the year ending December 31, 2023, there were no subsequent defaults of TBMs.

Note 5 - Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	For the Year Ended December 31, 2023
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,464	$5	$2,160	$—	$8	$8,637
Commercial real estate - owner occupied	6,051	139	(663)	—	2	5,529
Commercial real estate - non-owner occupied	43,258	647	4,315	(120)	188	48,288
Residential real estate	29,605	400	8,858	(356)	509	39,016
Commercial and financial	15,648	17,527	17,644	(18,565)	2,089	34,343
Consumer	12,869	161	5,204	(5,754)	638	13,118
Total	$113,895	$18,879	$37,518	$(24,795)	$3,434	$148,931

	For the Year Ended December 31, 2022
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,751	$518	$3,127	$—	$68	$—	$6,464
Commercial real estate - owner occupied	8,579	38	(2,566)	—	—	—	6,051
Commercial real estate - non-owner occupied	36,617	880	5,871	(179)	69	—	43,258
Residential real estate	12,811	229	16,284	(84)	393	(28)	29,605
Commercial and financial	19,744	1,699	(5,367)	(1,233)	807	(2)	15,648
Consumer	2,813	1,911	8,834	(1,415)	733	(7)	12,869
Total	$83,315	$5,275	$26,183	$(2,911)	$2,070	$(37)	$113,895

	For the Year Ended December 31, 2021
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$4,920	$—	$(2,300)	$—	$133	$(2)	$2,751
Commercial real estate - owner occupied	9,868	—	(1,289)	—	—	—	8,579
Commercial real estate - non-owner occupied	38,266	1,327	(1,664)	(1,327)	15	—	36,617
Residential real estate	17,500	—	(5,822)	(57)	1,196	(6)	12,811
Commercial and financial	18,690	1,719	2,292	(3,987)	1,030	—	19,744
Consumer	3,489	—	(638)	(727)	697	(8)	2,813
Total	$92,733	$3,046	$(9,421)	$(6,098)	$3,071	$(16)	$83,315

As of December 31, 2023 and 2022, the Company utilized a blend of Moody’s most recent “U.S. Macroeconomic Outlook Baseline” and “Alternative Scenario 3 - Downside - 90th Percentile” scenarios and considered the uncertainty associated with the assumptions in both scenarios, including for the 2023 analysis, the actions taken by the FRB with regard to monetary policy and interest rates and the potential impact of those actions, the conflicts in the Middle East and Russia-Ukraine and the magnitude of the resulting market disruption, and the potential impact of persistent high inflation on economic growth. Outcomes in any or all of these factors could differ from the scenarios identified above, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.
The following section discusses changes in the level of the allowance for credit losses for the year ended December 31, 2023.
In the Construction and Land Development segment, the increase in the allowance is primarily due to an increase in loan balances. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, the allowance decreased from the prior year due to changes in loan mix and slight improvements in the forecast for macroeconomic factors. Risk characteristics include but are not limited to, collateral type, note structure, and loan seasoning.
In the Commercial Real Estate - Non Owner-Occupied segment, the increase in the allowance reflects higher loan balances and an increase in reserves for individually evaluated loans, partially offset by a decrease in expected losses due to improvements in the forecast for macroeconomic factors. Repayment is often dependent upon rental income from the operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.

The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The increase in the allowance reflects higher loan balances. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, loan to value ratios, and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The increase in reserves is due to an increase in loan balances, both through acquisition and organic loan growth, combined with an increase in expected losses on commercial and industrial unsecured loans. Charge-offs for this segment include the charge-off of an $11.3 million acquired PCD loan that was fully reserved. Industry, collateral type, estimated collateral values and loan seasoning are among the relevant factors in assessing expected losses.
Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. The increase in the reserve during the year reflects higher expected losses due to changes in loan mix, partly offset by a decrease in loan balances.

Note 6 – Derivatives

Back-to-Back Swaps
The Company offers interest rate swaps when requested by customers to allow them to hedge the risk of rising interest rates on their variable rate loans. Upon entering into these swaps, the Company enters into offsetting positions with counterparties in order to minimize the interest rate risk. These back-to-back swaps are freestanding financial derivatives with the fair values reported in Other Assets and Other Liabilities. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under the arrangements for financial statement presentation purposes. Gains and losses on these back-to-back swaps, which offset, are recorded through noninterest income.
Interest Rate Floors Designated as Cash Flow Hedges
The Company entered into interest rate floor contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans, which matured in the fourth quarter of 2023. The Company considered these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and had designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments were recognized in other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. For the year ended December 31,

2023, the Company recognized a nominal amount through other comprehensive income and reclassified $0.5 million out of accumulated other comprehensive income into interest income. For the year ended December 31, 2022, the Company recognized $0.3 million through other comprehensive income and reclassified $0.4 million, respectively, out of accumulated other comprehensive income into interest income.
Interest Rate Swaps Designated as Fair Value Hedges
The Company entered into interest rate swap contracts to hedge the risk of changes in fair value of the AFS portfolio due to changes in the Secured Overnight Financing Rate ("SOFR"). The Company considers these derivatives to be highly effective at offsetting changes in interest rates and will assess the effectiveness on a quarterly basis. The changes in interest rates affecting the fair value of these derivative contracts are recognized in other comprehensive income. These derivative instruments are primarily for risk management purposes. For the year ended December 31, 2023, the Company recognized gains through other comprehensive income of $2.6 million and reclassified gains of $35 thousand, out of accumulated other comprehensive income into interest income.
The Company entered into interest rate swap contracts to hedge the risk of changes in the fair value of a pool of residential mortgages due to changes in SOFR. These fair values hedges utilize the portfolio layer method. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and will assess the effectiveness on a quarterly basis. The changes in interest rates affecting the fair value of these derivative contracts are recognized in interest income. These derivative instruments are primarily for risk management purposes. For the year ended December 31, 2023, the Company recognized gains through interest income of $16 thousand.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2023
Back-to-back swaps[1]	$605,735	$28,804	Other Assets and Other Liabilities
Securities fair value hedges	400,000	2,677	Other Assets
Residential mortgage fair value hedges	200,000	75	Other Liabilities

December 31, 2022
Back-to-back swaps[1]	$312,808	$23,140	Other Assets and Other Liabilities
Interest rate floors	300,000	2	Other Assets
[1]Back-to-back swaps include risk participation agreements with notional amounts of $9.4 million and nominal fair value.
The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items at December 31,		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items at December 31,
(In thousands)	2023	2022	2023	2022
Securities available-for-sale [1]	$584,108	$—	$2,643	$—
Loans, net [2]	633,693	—	44	—
1 At December 31, 2023, and December 31, 2022, the amortized cost basis and unallocated basis adjustments used in hedging relationships was $680.6 million and $0, respectively. Refer to Note 3 for a reconciliation of the amortized cost and fair value of available-for-sale securities.

[2] These amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2023, and December 31, 2022, the portfolio layer method was $200 million and $0, respectively, of which $200 million and $0, respectively, was designated as hedged..

Note 7 - Bank Premises and Equipment
Bank premises and equipment consisted of the following:

(In thousands)	Cost	Accumulated Depreciation & Amortization	Net Carrying Value
December 31, 2023
Premises (including land of $35,588)	$138,773	$(36,500)	$102,273
Furniture and equipment	42,507	(31,476)	11,031
Total	$181,280	$(67,976)	$113,304

December 31, 2022
Premises (including land of $37,516)	$138,447	$(33,037)	$105,410
Furniture and equipment	40,354	(28,872)	11,482
Total	$178,801	$(61,909)	$116,892

Note 8 - Goodwill and Acquired Intangible Assets
The following table presents changes in the carrying amount of goodwill:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Beginning of year	$480,319	$252,154	$221,176
Changes from business combinations	252,098	228,165	30,978
Total	$732,417	$480,319	$252,154

The Company performs an analysis for goodwill impairment annually in the fourth quarter or more frequently as considered necessary. The Company performed a qualitative goodwill assessment in the fourth quarter of 2023, and concluded that a quantitative goodwill impairment test was not necessary as it was not more likely-than-not that the fair value of the Company’s reporting unit was below the carrying amount. Based on the analyses performed, the Company concluded that goodwill was not impaired during the periods presented.

Acquired intangible assets primarily consist of core deposit intangibles (“CDI”), which are intangible assets arising from the purchase of deposits separately or from bank acquisitions. The change in balance for CDI is as follows:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Beginning of year	$71,285	$12,998	$14,577
Acquired CDI, including measurement period adjustments	49,143	67,388	3,454
Amortization expense	(28,726)	(9,101)	(5,033)
End of year	$91,702	$71,285	$12,998
The gross carrying amount and accumulated amortization of the Company's CDI subject to amortization as of:

	December 31, 2023		December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$135,212	$(43,511)	$97,778	$(26,493)
The annual amortization expense for the Company's CDI for each of the five years subsequent to December 31, 2023 is $23.6 million, $19.9 million, $16.4 million, $13.0 million and $9.3 million, respectively.
Certain customer relationships were acquired in 2022 through the acquisition of Drummond and its insurance agency subsidiary. The gross carrying amount assigned to these relationships as of December 31, 2023 is $2.6 million and the accumulated amortization is $0.3 million. The intangible asset is being amortized on a straight line basis over 10 years.
The carrying value of servicing rights retained from the sale of the guaranteed portion of Small Business Administration (“SBA”) loans totaled $1.7 million at December 31, 2023 and 2022.

Note 9 - Borrowings
A significant portion of the Company's short-term borrowings were comprised of securities sold under agreements to repurchase with overnight maturities:

	For the Year Ended December 31,
(In thousands)	2023	2022
Maximum amount outstanding at any month end	$374,573	$172,029
Weighted average interest rate at end of year	3.48%	1.89%
Average amount outstanding	$270,999	$121,318
Weighted average interest rate during the year	3.07%	0.81%
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. Company securities pledged were as follows by collateral type and maturity as of:

	December 31,
(In thousands)	2023	2022
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$396,378	$184,967
At December 31, 2023, the Company had available secured lines of credit totaling $4.5 billion, inclusive of lendable collateral of $2.8 billion and $1.7 billion at the Federal Reserve and the Federal Home Loan Bank ("FHLB"), respectively.
Of the $1.7 billion at the FHLB, $50.0 million was outstanding at December 31, 2023. During 2023, the average interest rate on FHLB borrowings was 3.64% and the weighted average interest rate on balances outstanding at December 31, 2023 was 3.23%.

The following table summarizes the Company's junior subordinated trust preferred debentures and related common equity securities as of December 31, 2023:

(In thousands)
Description	Issuance Date	Acquisition Date[1]	Maturity Date	Junior Subordinated Debt	Trust Preferred Securities	Common Equity Securities	Contractual Interest Rate	Interest Rate at December 31, 2023
SBCF Capital Trust I	3/31/2005	n/a	3/31/2035	$20,619	$20,000	$619	3 month SOFR +533bps	7.34%
SBCF Statutory Trust II	12/16/2005	n/a	12/16/2035	20,619	20,000	619	3 month SOFR +538bps	6.98%
SBCF Statutory Trust III	6/29/2007	n/a	6/15/2037	12,372	12,000	372	3 month SOFR +538bps	7.00%
The BANKshares, Inc. Statutory Trust I	12/19/2002	10/1/2014	12/26/2032	5,155	5,000	155	3 month SOFR +325bps	8.87%
The BANKshares, Inc. Statutory Trust II	3/17/2004	10/1/2014	3/17/2034	4,124	4,000	124	3 month SOFR +279bps	8.43%
The BANKshares, Inc. Capital Trust I	12/15/2005	10/1/2014	12/15/2035	5,155	5,000	155	3 month SOFR +538bps	7.03%
Grand Bank Capital Trust I	10/29/2004	7/17/2015	10/29/2034	7,217	7,000	217	3 month SOFR +198bps	7.57%
				$75,261	$73,000	$2,261
[1]Acquired junior subordinated debentures were recorded at their acquisition date fair values, which collectively was $5.6 million lower than face value; this amount is being amortized into interest expense over the remaining term to maturity.

Interest on the trust preferred securities is calculated on the basis of 3-month SOFR plus spread and is re-set quarterly. The trust preferred securities may be redeemed without penalty, upon approval of the FRB or upon occurrence of certain events affecting their tax or regulatory capital treatment. The proceeds of the offering of trust preferred securities and common equity securities were used by SBCF Capital Trust I and SBCF Statutory Trust II to purchase the $41.2 million junior subordinated deferrable interest notes issued by the Company, and by SBCF Statutory Trust III to purchase the $12.4 million junior subordinated deferrable interest notes issued by the Company, all of which have terms substantially similar to the trust preferred securities.
The Company has the right to defer payments of interest on the notes at any time or from time to time at the Company's election. Interest can be deferred for a period not longer than five years. If the Company elects to defer interest, it may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2023, 2022 and 2021, all interest payments on trust preferred securities were current.
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
In 2022, the Company obtained $12.3 million in senior notes through the acquisition of Apollo. Contractual interest is paid on a semiannual basis at a fixed rate of 5.50% until April 30, 2025, at which point the rate converts to a floating rate of 3-month SOFR plus 533 basis points. The debt was recorded at fair value, resulting in a $0.4 million premium that is being amortized into interest expense over the remaining term to maturity.
In 2023, the Company acquired $25.0 million in subordinated debt through the acquisition of Professional. Contractual interest is paid on a semiannual basis at a fixed interest rate of 3.375% until January 30, 2027, at which point the rate converts to a 3-month SOFR rate plus 203 basis points paid quarterly. The debt was recorded at fair value, resulting in a $3.9 million discount that is being accreted into interest expense over the remaining term to maturity.

Note 10 - Employee Benefits and Stock Compensation
The Company’s defined contribution plan covers substantially all employees after one year of service and includes a matching benefit for employees who can elect to defer a portion of their compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The Company's contributions to this plan charged to expense were $4.8 million in 2023, $3.5 million in 2022, and $3.1 million in 2021.
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
Awards are currently granted under the Seacoast 2021 Incentive Plan (“2021 Plan”), with 3,750,000 authorized shares for issuance, plus shares of underlying awards outstanding under the 2013 Incentive Plan (the “Prior Plan”) that thereafter terminate or expire unexercised or are cancelled, forfeited or lapse for any reason under the Prior Plan.
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
In 2023, as part of the acquisition of Professional, 501,561 options were granted to replace outstanding options. These options had a weighted average exercise price of $12.63 and were fully vested upon acquisition. The full value of the options issued through the Professional acquisition was $10.3 million and was considered purchase consideration.
The impact of share-based compensation on the Company’s financial results is presented below:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Share-based compensation expense[1]	$13,440	$11,155	$8,685
Income tax benefit	(3,406)	(2,827)	(2,067)
[1] Excludes $10.3 million in 2023, $10.4 million in 2022 and $4.7 million in 2021 associated with replacement awards granted in bank acquisitions.
The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2023 is presented below:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock awards	$14,392	1.94
Restricted stock units	5,636	2.30
Total	$20,028	2.04
Restricted Stock Awards
RSAs are granted to various employees and vest over time, generally three years. Compensation cost of RSAs is based on the market value of the Company’s common stock at the date of grant and is recognized over the required service period on a straight-line basis. The Company’s accounting policy is to recognize forfeitures as they occur.
A summary of the status of the Company’s non-vested RSAs as of December 31, 2023, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2023	533,275	$31.26
Granted	631,409	24.57
Forfeited/Canceled	(112,456)	27.35
Vested	(289,016)	28.22
Non-vested at December 31, 2023	763,212	$27.45
Information regarding restricted stock awards during each of the following years is presented below:

	For the Year Ended December 31,
	2023	2022	2021
Weighted-average grant date fair value	$24.57	$33.08	$35.08
Fair value of awards vested[1]	$8,156	$6,923	$4,731
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
A summary of the status of the Company’s non-vested RSUs as of December 31, 2023, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2023	310,034	$28.69
Granted	233,175	22.84
Forfeited/Canceled	(47,416)	20.58
Vested	(112,092)	17.82
Non-vested at December 31, 2023	383,701	$29.31

 Information regarding restricted stock units during each of the following years is presented below:

	For the Year Ended December 31,
	2023	2022	2021
Weighted-average grant date fair value	$22.84	$34.11	$35.24
Fair value of awards vested[1]	$1,997	$2,305	$1,936
[1]Based on grant date fair value, in thousands.
Stock Options
The fair value of options and warrants granted is estimated on the date of grant using the Black-Scholes options-pricing model. In 2023, 2022, and 2021, options to purchase shares of Seacoast stock were granted to option holders of acquired entities in accordance with the terms of the merger agreements.

	For the Year Ended December 31,
	2023	2022	2021
Risk-free interest rates	4.25%	2.21%	0.12%
Expected dividend yield	2.45%	1.95%	1.65%
Expected volatility	64.32%	32.09%	36.87%
Expected lives (years)	1.8	1.0	1.0
A summary of the Company’s stock options as of December 31, 2023, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2023	837,622	$21.72
Granted in Acquisition	501,561	12.63
Exercised	(507,133)	14.76
Forfeited	(8,087)	20.77
Outstanding and Exercisable at December 31, 2023	823,963	$20.48
Weighted-Average Remaining Contractual Term (Years)	3.29
Aggregate Intrinsic Value (000s)	$7,053
The following table presents information related to stock options during each of the following years:

	For the Year Ended December 31,
	2023	2022	2021
Weighted-average grant date fair value	$12.63	$14.28	$16.70
Intrinsic value of stock options exercised, in thousands	5,969	8,860	5,808

Supplemental Executive Retirement Plan
The Company sponsors a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified deferred compensation arrangement that provides the Company's Chief Executive Officer with supplemental retirement benefits. The present value of the accumulated benefit, which is recorded as an accrued liability, was $0.4 million and $0.2 million as of December 31, 2023 and 2022, respectively.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) authorizes the Company to issue up to 800,000 common shares of the Company’s common stock to eligible employees of the Company. These shares may be purchased by employees at a price equal to 95% of the fair market value of the shares on the purchase date. Employee contributions to the ESPP are made through payroll deductions.

	2023	2022	2021
ESPP shares purchased	35,630	20,972	14,834
Weighted-average employee purchase price	$22.56	$30.76	$32.43

Note 11 - Lease Commitments
The Company is the lessee in various noncancellable operating leases for land, buildings, and equipment. Certain leases contain provisions for variable lease payments that are linked to the consumer price index. Lease cost consists of:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Operating lease cost	$10,667	$8,111	$5,872
Variable lease cost	2,827	1,599	996
Short-term lease cost	919	427	564
Sublease income	(639)	(704)	(601)
Total lease cost	$13,774	$9,433	$6,831
The following table provides supplemental information related to leases:

	As of and For the Year Ended December 31,
(In thousands, except for weighted average data)	2023	2022
Operating lease right-of-use assets	$46,772	$47,500
Operating lease liabilities	50,545	50,770
Cash paid during the year for amounts included in the measurement of operating lease liabilities	10,005	16,508
Right-of-use assets recorded during the year in exchange for new or renewed operating lease obligations	4,139	5,305
Right-of-use assets obtained during the year through bank acquisition	3,909	14,597
Weighted average remaining lease term for operating leases	7.0 years	8.0 years
Weighted average discount rate for operating leases	4.94%	4.64%
The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the lease liability. Maturities of lease liabilities as of December 31, 2023 are as follows:

(In thousands)
2024	$10,465
2025	9,833
2026	8,499
2027	7,437
2028	6,388
Thereafter	16,181
Total undiscounted cash flows	58,803
Less: Net present value adjustment	(8,258)
Total	$50,545

Note 12 - Income Taxes
The provision for income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Current
Federal	$14,716	$2,770	$23,661
State	6,061	(1,266)	3,882

Deferred
Federal	9,524	23,710	6,800
State	(82)	6,415	(8)
	$30,219	$31,629	$34,335
The difference between the total expected tax expense (computed by applying the U.S. Federal tax rate of 21% to pretax income) and the reported income tax provision relating to income before income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Tax rate applied to income before income taxes	$28,193	$29,009	$33,335
Increase (decrease) resulting from the effects of:
Nondeductible acquisition costs	300	924	419
Tax exempt interest on loans and securities	(639)	(406)	(414)
Income from bank owned life insurance	(2,217)	(935)	(862)
State income taxes	(1,256)	(1,081)	(813)
Tax credit investments	(402)	(406)	(213)
Stock compensation	(446)	(992)	(1,239)
Executive compensation disallowance	638	402	253
Other	69	(36)	(5)
Federal tax provision	24,240	26,479	30,461
State tax provision	5,979	5,150	3,874
Total income tax provision	$30,219	$31,629	$34,335

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of:

	December 31,
(In thousands)	2023	2022
Allowance for credit losses	$40,710	$31,097
Other real estate owned	91	591
Accrued stock compensation	4,556	2,931
Federal tax loss carryforward	2,660	3,150
State tax loss carryforward	1,084	1,117
Lease liabilities	12,811	12,868
Net unrealized securities losses	50,817	59,392
Deferred compensation	2,828	2,766
Accrued interest and fee income	34,665	16,035
Other	7,027	1,755
Gross deferred tax assets	157,249	131,702
Less: Valuation allowance	—	—
Deferred tax assets net of valuation allowance	157,249	131,702

Core deposit intangible	(24,301)	(18,767)
Net unrealized derivatives gains	(670)	—
Premises and equipment	(1,771)	(2,214)
Right of use assets	(11,854)	(12,039)
Other	(5,421)	(4,225)
Gross deferred tax liabilities	(44,017)	(37,245)
Net deferred tax assets	$113,232	$94,457
Included in the table above is the effect of temporary differences associated with the Company's investments in debt securities accounted for under ASC Topic 320, Investments - Debt Securities, for which no deferred tax expense or benefit was recognized. These items are recorded as Accumulated Other Comprehensive Income in the shareholders' equity section of the consolidated balance sheet. In 2023, unrealized losses on debt securities of $212.7 million resulted in a deferred tax asset of $50.8 million. In 2022, unrealized losses of $247.4 million resulted in a deferred tax asset of $59.4 million.
At December 31, 2023, the Company's net deferred tax assets ("DTAs") of $113.2 million consisted of $91.0 million of net U.S. federal DTAs and $22.2 million of net state DTAs. At December 31, 2022, the Company's net DTAs of $94.5 million consisted of $76.8 million of U.S. federal DTAs and $17.7 million of net state DTAs.
Management assesses the necessity of a valuation allowance recorded against DTAs at each reporting period. The determination of whether a valuation allowance for net DTAs is appropriate is subject to considerable judgment and requires an evaluation of positive and negative evidence. Based on an assessment of relevant evidence, including favorable trending in asset quality and certainty regarding the amount of future taxable income that the Company forecasts, management concluded that it was more likely than not that its net DTAs will be realized based upon future taxable income. Management's determination in the realization of projected future taxable income is based upon analysis of the Company's risk profile and its trending financial performance, including credit quality. The Company believes it can reasonably predict future results of operations that result in taxable income at sufficient levels over the future period of time that the Company has available to realize its net DTA.
Management expects to realize the $113.2 million in net DTAs well in advance of the statutory carryforward period. At December 31, 2023, approximately $2.7 million of DTAs related to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, $1.1 million of the DTAs related to state net operating losses which will expire in annual installments beginning in 2029 through 2034. Remaining DTAs are not related to net operating losses or credits and therefore, have no expiration date.

The Company recognizes interest and penalties, as appropriate, as part of the provisioning for income taxes. No interest or penalties were accrued at December 31, 2023.
In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognized $0.5 million, $1.1 million and $0.9 million in 2023, 2022, and 2021, respectively, of discrete tax benefits related to share-based compensation.
In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, amortization of the Company's low-income housing credit investments of $2.8 million, $2.5 million and $1.6 million was reflected as income tax expense for the years ended December 31, 2023, 2022, and 2021, respectively. The amounts of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2023 were $2.7 million, $2.8 million, and $1.5 million, respectively. The amounts of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2022 were $2.0 million, $2.5 million and $1.0 million, respectively, and for the year ended December 31, 2021 were $1.2 million, $1.6 million and $0.7 million, respectively. The carrying value of the affordable housing credit investments was $39.5 million and $27.3 million at December 31, 2023 and 2022, respectively, of which $26.3 million and $17.6 million, respectively, was unfunded.
The Company has no unrecognized income tax benefits or provisions due to uncertain income tax positions. No federal or state income tax return examinations are currently in process. The Company does not expect to record or realize any material unrecognized tax benefits during 2023. The following are the major tax jurisdictions in which the Company operates and the earliest tax year, exclusive of the impact of the net operating loss carryforwards, subject to examination:

Jurisdiction	Tax Year
United States of America	2020
Florida	2020

Note 13 - Regulatory Capital
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
At December 31, 2023 and 2022, the Company and Seacoast Bank, its wholly-owned banking subsidiary, were both considered “well capitalized” based on the applicable U.S. regulatory capital ratio requirements as reflected in the table below:

			Minimum to meet “Well Capitalized” Requirements			Minimum for Capital Adequacy Purpose[1]
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Seacoast Banking Corporation of Florida
(Consolidated)

At December 31, 2023:
Total Risk-Based Capital Ratio	$1,713,797	15.92%	n/a		n/a	$861,355	≥	8.00%
Tier 1 Capital Ratio	1,565,710	14.54	n/a		n/a	646,017	≥	6.00
Common Equity Tier 1 Capital Ratio	1,493,499	13.87	n/a		n/a	484,512	≥	4.50
Leverage Ratio	1,565,710	11.00	n/a		n/a	569,317	≥	4.00
At December 31, 2022:
Total Risk-Based Capital Ratio	$1,454,168	15.79%	n/a		n/a	$736,709	≥	8.00%
Tier 1 Capital Ratio	1,361,832	14.79	n/a		n/a	552,532	≥	6.00
Common Equity Tier 1 Capital Ratio	1,277,295	13.87	n/a		n/a	414,399	≥	4.50
Leverage Ratio	1,361,832	11.46	n/a		n/a	475,134	≥	4.00

Seacoast National Bank
(A Wholly Owned Bank Subsidiary)
At December 31, 2023:
Total Risk-Based Capital Ratio	$1,593,431	14.82%	$1,075,494	≥	10.00%	$860,395	≥	8.00%
Tier 1 Capital Ratio	1,466,878	13.64	860,395	≥	8.00	645,296	≥	6.00
Common Equity Tier 1 Capital Ratio	1,466,874	13.64	699,071	≥	6.50	483,972	≥	4.50
Leverage Ratio	1,466,878	10.32	711,039	≥	5.00	568,831	≥	4.00
At December 31, 2022:
Total Risk-Based Capital Ratio	$1,330,836	14.47%	$919,904	≥	10.00%	$735,923	≥	8.00%
Tier 1 Capital Ratio	1,238,500	13.46	735,923	≥	8.00	551,942	≥	6.00
Common Equity Tier 1 Capital Ratio	1,238,496	13.46	597,938	≥	6.50	413,957	≥	4.50
Leverage Ratio	1,238,500	10.44	620,398	≥	5.00	496,318	≥	4.00
[1]Excludes the Basel III capital conservation buffer of 2.5%, which if not exceeded may constrain dividends, equity repurchases and compensation.
n/a - not applicable.

Note 14 - Seacoast Banking Corporation of Florida (Parent Company Only) Financial Information
Balance Sheets

	December 31,
(In thousands)	2023	2022
Assets
Cash	$466	$58
Securities purchased under agreement to resell with subsidiary bank, maturing within 30 days	101,191	111,698
Investment in subsidiaries	2,109,341	1,578,786
Other assets	4,837	2,335
	$2,215,835	$1,692,877

Liabilities and Shareholders' Equity
Long-term debt	$106,302	$84,533
Other liabilities	1,551	673
Shareholders' equity	2,107,982	1,607,671
	$2,215,835	$1,692,877
Statements of Income

	Year Ended December 31,
(In thousands)	2023	2022	2021
Income
Interest/other	$3,573	$897	$167
Dividends from subsidiary Bank	40,655	48,424	47,684
Total income	44,228	49,321	47,851

Interest expense	7,408	3,090	1,683
Other expenses	996	1,023	765
Total expenses	8,404	4,113	2,448

Income before income taxes and equity in undistributed income of subsidiaries	35,824	45,208	45,403
Income tax benefit	(1,015)	(675)	(481)

Income before equity in undistributed income of subsidiaries	36,839	45,883	45,884
Equity in undistributed income of subsidiaries	67,194	60,624	78,519
Net income	$104,033	$106,507	$124,403

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income	$104,033	$106,507	$124,403
Equity in undistributed income of subsidiaries	(67,194)	(60,624)	(78,519)
Net increase in other assets	(3,029)	(13,823)	(489)
Net increase in other liabilities	22,646	499	400
Net cash provided by operating activities	56,456	32,559	45,795

Cash flows from investing activities
Net cash from bank acquisitions	10,237	17,610	—
Net advances with subsidiary	270	(13,300)	(28,324)
Net cash provided by (used in) investment activities	10,507	4,310	(28,324)

Cash flows from financing activities
Dividends paid	(60,591)	(41,242)	(22,506)
Stock based employment benefit plans	4,904	4,374	5,022
Repurchase of common stock	(10,868)	—	—
Net cash used in financing activities	(66,555)	(36,868)	(17,484)

Net change in cash	408	1	(13)
Cash at beginning of year	58	57	70
Cash at end of year	$466	$58	$57

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,315	$2,890	$1,441

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

Unfunded commitments for the Company as of:

	December 31,
(In thousands)	2023	2022
Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,651,206	$2,814,924

Standby letters of credit and financial guarantees written:
Secured	35,669	19,744
Unsecured	2,830	3,191

Unfunded limited partner equity commitment	20,004	26,761
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
Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. These instruments have fixed termination dates and most end without being drawn; therefore, they do not represent a significant liquidity risk. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting these commitments for which collateral is deemed necessary. Collateral held for secured standby letters of credit at December 31, 2023 totaled $35.8 million.
Unfunded limited partner equity commitments at December 31, 2023 totaled $20.0 million that the Company has committed to small business investment companies under the SBIC Act to be used to provide capital to small businesses and entities that provide low income housing tax credits.

Note 16 - Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at December 31, 2023 and December 31, 2022 included:

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Measurements	Level 1	Level 2	Level 3
At December 31, 2023
Financial Assets
Debt securities available-for-sale[1]	$1,836,020	$192	$1,835,828	$—
Derivative financial instruments[2]	31,481	—	31,481	—
Loans held for sale[2]	4,391	—	4,391	—
Loans[3]	15,242	—	—	15,242
Other real estate owned[4]	7,560	—	—	7,560
Equity securities[5]	13,623	13,623	—	—
Financial Liabilities
Derivative financial instruments[2]	$28,879	$—	$28,879	$—

At December 31, 2022
Financial Assets
Debt securities available-for-sale[1]	$1,871,742	$186	$1,871,556	$—
Derivative financial instruments[2]	23,142	—	23,142	—
Loans held for sale[2]	3,151	—	3,151	—
Loans[3]	8,513	—	1,183	7,330
Other real estate owned[4]	2,301	—	2,301	—
Equity securities[5]	8,220	8,220	—	—
Financial Liabilities
Derivative financial instruments[2]	$23,142	$—	$23,142	$—
[1]See “Note 3 - Securities” for further detail of fair value of individual investment categories.
[2]Recurring fair value basis determined using observable market data.
[3]See “Note 4 - Loans”. Nonrecurring fair value adjustments to collateral-dependent loans reflect full or partial write-downs that are based on current appraised values of the collateral.
[4]Fair value is measured on a nonrecurring basis in accordance with ASC Topic 360, Property, Plant, and Equipment.
[5]Investment in shares of mutual funds that invest primarily in CRA-qualified debt securities, reported at fair value in Other Assets. Recurring fair value basis is determined using market quotations.
Debt securities available-for-sale: Level 1 securities consist of U.S. Treasury securities. Other securities are reported at fair value utilizing Level 2 inputs. The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available.
Derivative financial instruments: The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2. The fair values of these instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates and, when appropriate, the current credit worthiness of the counterparties.
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on contractual terms of the loan in accordance with Company's policy on loans held for investment.

Loans: Fair value of collateral-dependent real estate loans is based on recent real estate appraisals less estimated costs of sale. For these loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At December 31, 2023, capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.1%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these loans is considered level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $17.8 million with a specific reserve of $2.6 million at December 31, 2023, compared to $10.2 million with a specific reserve of $2.9 million at December 31, 2022.
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's monthly and/or quarterly valuation process. There were no such transfers during the twelve months ended December 31, 2023 and 2022.
The carrying amount and fair value of the Company's other significant financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of December 31, 2023 and December 31, 2022 is as follows:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
At December 31, 2023
Financial Assets
Held-to-maturity debt securities[1]	$680,313	$—	$558,359	$—
Time deposits with other banks	5,857	—	5,756	—
Loans, net	9,898,767	—	—	9,805,693
Financial Liabilities
Deposits	11,776,935	—	—	11,775,613
FHLB borrowings	50,000	—	49,745	—
Long-term debt	109,458	—	100,851	—

At December 31, 2022
Financial Assets
Held-to-maturity debt securities[1]	$747,408	$—	$617,741	$—
Time deposits with other banks	3,236	—	2,989	—
Loans, net	8,022,316	—	—	7,845,375
Financial Liabilities
Deposits	9,981,595	—	—	9,976,125
FHLB borrowings	150,000	—	—	149,450
Long-term debt	84,533	—	82,226	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31, 2023 and December 31, 2022:

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, etc. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of loans is calculated by discounting scheduled cash flows through the estimated life including prepayment considerations, using estimated market discount rates that reflect the risks inherent in the loan. The fair value approach considers market-driven variables including credit related factors and reflects an “exit price” as defined in ASC Topic 820, Fair Value Measurement.
Deposit Liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.

Note 17 - Business Combinations
Acquisition of Professional Holding Corp.
On January 31, 2023, the Company completed its acquisition of Professional Holding Corp. (“Professional”). Simultaneously, upon completion of the merger of Professional and the Company, Professional Bank was merged with and into Seacoast Bank. Prior to the acquisition, Professional Bank operated nine branches across South Florida. The transaction further expanded the Company’s presence in the tri-county South Florida market, which includes Miami-Dade, Broward, and Palm Beach counties, Florida’s largest MSA and the 8th largest in the nation. The Company acquired 100% of the outstanding common stock of Professional. Under the terms of the merger agreement, Professional shareholders received 0.8909 shares of Seacoast common stock for each share of Professional common stock held immediately prior to the merger, and Professional option holders received options to purchase Seacoast common stock, with the number of shares underlying each such option and the applicable exercise price adjusted using the same 0.8909 exchange ratio.

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

The acquisition of Professional was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $251.7 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.
As part of the acquisition of Professional, options were granted to replace outstanding Professional options. These options were fully vested upon acquisition. The full value of the replacement options, $10.3 million, was associated with pre-combination service and was therefore included in the calculation of the total purchase consideration.

	Initially Measured	Measurement	As Adjusted
(In thousands)	January 31, 2023	Period Adjustments	January 31, 2023
Assets:
Cash and cash equivalents	$141,680	$—	$141,680
Investment securities	167,059	—	167,059
Loans	1,991,713	(5,544)	1,986,169
Bank premises and equipment	2,478	—	2,478
Core deposit intangibles	48,885	—	48,885
Goodwill	248,091	3,583	251,674
BOLI	55,071	—	55,071
Other Assets	74,232	2,561	76,793
Total Assets	$2,729,209	$600	$2,729,809

Liabilities:
Deposits	$2,119,341	$—	$2,119,341
Subordinated debt	21,141	—	21,141
Other Liabilities	167,680	600	168,280
Total Liabilities	$2,308,162	$600	$2,308,762
The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	January 31, 2023
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$156,048	$151,012
Commercial real estate - owner occupied	293,473	274,068
Commercial real estate - non-owner occupied	752,393	692,746
Residential real estate	509,305	483,611
Commercial and financial	392,396	350,628
Consumer	33,656	32,153
PPP Loans	1,951	1,951
Total acquired loans	$2,139,222	$1,986,169
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

The Company believes the deposits assumed in the acquisition have an intangible value. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships. The core deposit intangible asset acquired from Professional is being amortized over eight years using an accelerated method of amortization.
Acquisition of Apollo Bancshares, Inc.
On October 7, 2022, the Company completed its acquisition of Apollo Bancshares, Inc. ("Apollo"). Simultaneously, upon completion of the merger of Apollo and the Company, Apollo Bank was merged with and into Seacoast Bank. Prior to the acquisition, Apollo Bank operated five branches in Miami-Dade County.
As a result of this acquisition, the Company expects to expand its customer base and leverage economies of scale to positively affect the Company’s operating results.
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
As a result of this acquisition, the Company expects to expand its customer base and leverage economies of scale to positively affect the Company’s operating results. The Company acquired 100% of the outstanding common stock of Drummond. Under the terms of the merger agreement, each share of Drummond common stock was converted into the right to receive 51.9561 shares of Seacoast common stock.

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
As a result of this acquisition, the Company expects to expand its customer base and leverage economies of scale to positively affect the Company’s operating results.
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
As a result of this acquisition, the Company expects to expand its customer base and leverage economies of scale to positively affect the Company’s operating results.
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
Acquisition Costs
Acquisition costs included in the Company's income statement for the years ended December 31, 2023, 2022 and 2021 were $33.2 million, $27.9 million and $7.9 million, respectively.
Pro-Forma Information (unaudited)
Pro-forma data as of 2023 and 2022 present information as if the acquisition of Professional occurred at the beginning of 2022. The pro-forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have occurred if the transactions had been effected on the assumed dates.

	Twelve Months Ended
	December 31,
(In thousands, except per share data)	2023	2022
Net interest income	$499,008	$488,143
Net income available to common shareholders	128,086	107,398
EPS - basic	1.51	1.40
EPS - diluted	1.50	1.39

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management believes that, as of December 31, 2023, the Company's internal control over financial reporting was effective.
The Company's independent registered public accounting firm, Crowe LLP, has issued an audit report on our internal control over financial reporting which is included herein.
(c)Change in Internal Control Over Financial Reporting
During the three months ended December 31, 2023, there were no changes in the internal control over financial reporting that occurred or that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information.

During the three months ended December 31, 2023, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Transactions and Business Relationships” in the 2024 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation

 Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation”, “Compensation Discussion & Analysis”, “Compensation and Governance Committee Report” and “2023 Director Compensation” in the 2024 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the Company's common stock that may be issued under all of its existing compensation plans as of December 31, 2023.
Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities represented in column (a))

Equity compensation plans approved by shareholders	836,041	$20.35	2,388,271
Equity compensation plans not approved by shareholders	—	—	—
Totals	836,041	$20.35	2,388,271
[1]Includes 823,963 shares available to be issued upon exercise of the remaining unexercised substitute options of the 1,053,859 options granted in connection with the bank acquisitions.
Additional information regarding the ownership of the Company's common stock is set forth under the headings “Proposal 1 - Election of Directors” and “Director, Executive Officers and Certain Beneficial Stock Ownership” in the 2024 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between the Company and its officers, directors and significant shareholders is set forth under the heading “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning the Company's principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Audit and Non- Audit Fees” in the 2024 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The Consolidated Financial Statements and the report of the Independent Registered Public Accounting Firm (PCAOB ID: 173) thereon listed in Item 8 are set forth commencing on page 65.

(a)(2)	List of financial statement schedules
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
Exhibit 3.1.9 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed December 13, 2013.
Exhibit 3.1.10 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed May 30, 2018.
Exhibit 3.1.11 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed May 23, 2023.
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
Exhibit 10.3 2013 Incentive Plan*
Incorporated herein by reference from Appendix A to the Company’s Proxy Statement on Form DEF 14A, filed April 9, 2013.
Exhibit 10.4 Amended Seacoast Banking Corporation of Florida 2021 Incentive Plan*
Incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement on DEF 14A, filed with the Commission on April 10, 2023.
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
Exhibit 10.12 Amended Executive Employment Agreement
Dated December 15, 2023 by and between Julie Kleffel and SBCF.
Exhibit 10.13 Employment Agreement
Dated December 15, 2023 by and between Austen Carroll and SBCF.
Exhibit 21 Subsidiaries of Registrant
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm
Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1** Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 111 the Emergency Economic Stability Act, as amended
Exhibit 32.2** Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 111 the Emergency Economic Stability Act, as amended
Exhibit 97.1 Compensation Recoupment Policy
Exhibit 101 The following materials from Seacoast Banking Corporation of Florida’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104 The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.

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
Date: February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Charles M. Shaffer	February 27, 2024
Charles M. Shaffer, Chairman and Chief Executive Officer
(principal executive officer)

/s/ Tracey L. Dexter	February 27, 2024
Tracey L. Dexter, Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

/s/ Dennis J. Arczynski	February 27, 2024
Dennis J. Arczynski, Director

/s/ Jacqueline L. Bradley	February 27, 2024
Jacqueline L. Bradley, Director

/s/ H. Gilbert Culbreth, Jr.	February 27, 2024
H. Gilbert Culbreth, Jr, Director

/s/ Christopher E. Fogal	February 27, 2024
Christopher E. Fogal, Director

/s/ Maryann Goebel	February 27, 2024
Maryann Goebel, Director

Date

/s/ Dennis S. Hudson, III	February 27, 2024
Dennis S. Hudson, III, Director

/s/ Robert J. Lipstein	February 27, 2024
Robert J. Lipstein, Director

/s/ Alvaro J. Monserrat	February 27, 2024
Alvaro J. Monserrat, Director

/s/ Thomas E. Rossin	February 27, 2024
Thomas E. Rossin, Director