Form 10-Q
period 2024-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2024-05-08
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR

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

Common Stock, $0.10 Par Value – 84,935,054 shares as of March 31, 2024

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Interest and fees on loans	$147,095	$135,168
Interest and dividends on securities	22,427	19,349
Interest on interest bearing deposits and other investments	6,184	3,474
Total Interest Income	175,706	157,991

Interest on deposits	47,534	16,033
Interest on time certificates	17,121	5,552
Interest on borrowed money	5,973	5,254
Total Interest Expense	70,628	26,839

Net Interest Income	105,078	131,152

Provision for credit losses	1,368	31,598

Net Interest Income after Provision for Credit Losses	103,710	99,554

Noninterest income:
Service charges on deposit accounts	4,960	4,242
Interchange income	1,888	4,694
Wealth management income	3,540	3,063
Mortgage banking fees	381	426
Insurance agency income	1,291	1,101
SBA gains	739	322
BOLI income	2,264	1,916
Other	5,205	6,574
	20,268	22,338
Securities gains, net	229	107
Total Noninterest Income	20,497	22,445

Noninterest Expense:
Salaries and wages	40,304	47,616
Employee benefits	7,889	8,562
Outsourced data processing costs	12,118	14,553
Occupancy	8,037	8,019
Furniture and equipment	2,011	2,267
Marketing	2,655	2,238
Legal and professional fees	2,151	7,479
FDIC assessments	2,158	1,443
Amortization of intangibles	6,292	6,727
Other real estate owned expense and net (gain) loss on sale	(26)	195

Provision for credit losses on unfunded commitments	250	1,239
Other	6,532	7,137
Total Noninterest Expense	90,371	107,475

Income Before Income Taxes	33,836	14,524
Provision for income taxes	7,830	2,697
Net Income	$26,006	$11,827

Share Data
Net income per share of common stock
Diluted	$0.31	$0.15
Basic	0.31	0.15
Average common shares outstanding
Diluted	85,270	80,717
Basic	84,908	80,151

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended March 31,
	2024	2023
Net Income	$26,006	$11,827

Other comprehensive income (loss):

Unrealized (losses) gains on available-for-sale securities, net of tax benefit of $1.6 million and tax expense of $5.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively	$(7,916)	$18,516
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax benefit of $3 thousand for each of the three months ended March 31, 2024 and March 31, 2023	(11)	(10)
Reclassification adjustment for losses (gains) included in net income, net of tax benefit of $1.0 million and tax expense of $1 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively	2,806	(4)
Unrealized gains on derivatives designated as fair value hedges, net of reclassifications to income, net of tax expense of $0.4 million for the three months ended March 31, 2024	1,043	—
Unrealized gains on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $33 thousand for the three months ended March 31, 2023	—	98
Total other comprehensive (loss) income	$(4,078)	$18,600

Comprehensive Income	$21,928	$30,427
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2024	2023
Assets
Cash and due from banks	$137,850	$167,511
Interest bearing deposits with other banks	544,874	279,671
Total cash and cash equivalents	682,724	447,182

Time deposits with other banks	7,856	5,857

Debt securities:
Securities available-for-sale (at fair value)	1,949,463	1,836,020
Securities held-to-maturity (fair value $540.2 million at March 31, 2024 and $558.4 million at December 31, 2023)	669,896	680,313
Total debt securities	2,619,359	2,516,333

Loans held for sale (at fair value)	9,475	4,391

Loans	9,978,052	10,062,940
Less: Allowance for credit losses	(146,669)	(148,931)
Loans, net of allowance for credit losses	9,831,383	9,914,009

Bank premises and equipment, net	110,787	113,304
Other real estate owned	7,315	7,560
Goodwill	732,417	732,417
Other intangible assets, net	89,377	95,645
Bank owned life insurance	301,229	298,974
Net deferred tax assets	111,539	113,232
Other assets	326,554	331,345
Total Assets	$14,830,015	$14,580,249

Liabilities
Deposits	$12,015,840	$11,776,935
Securities sold under agreements to repurchase, maturing within 30 days	326,732	374,573
Federal Home Loan Bank (“FHLB”) borrowings	110,000	50,000
Long-term debt, net	106,468	106,302
Other liabilities	153,225	164,353
Total Liabilities	12,712,265	12,472,163

Shareholders’ Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 85,555,007 and outstanding 84,935,054 at March 31, 2024, and authorized 120,000,000, issued 85,480,183 and outstanding 84,861,498 shares at December 31, 2023	8,494	8,486
Additional paid-in-capital	1,811,941	1,808,883
Retained earnings	478,017	467,305
Less: Treasury stock	(16,746)	(16,710)
	2,281,706	2,267,964
Accumulated other comprehensive loss, net	(163,956)	(159,878)
Total Shareholders’ Equity	2,117,750	2,108,086
Total Liabilities and Shareholders’ Equity	$14,830,015	$14,580,249
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$26,006	$11,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,110	2,066
Accretion of discounts on securities, net	(634)	(44)
Amortization of operating lease right-of-use assets	2,044	1,863
Other amortization and accretion, net	232	(6,636)
Stock based compensation	2,217	2,642
Origination of loans designated for sale	(31,264)	(27,576)
Sale of loans designated for sale	27,199	28,749
Provision for credit losses	1,368	31,598
Deferred income taxes	4,299	(17,952)
Gains on sale of securities	(229)	(5)
Gains on sale of loans	(934)	(860)
Gains on sale and write-downs of other real estate owned	(26)	—
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	286	1,154
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease in other assets	3,127	22,516
Net decrease in other liabilities	(11,129)	(36,297)
Net cash provided by operating activities	$24,672	$13,045

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	50,888	36,850
Maturities and repayments of debt securities held-to-maturity	10,441	11,829
Proceeds from sale of debt securities available-for-sale	86,829	30,490
Purchases of debt securities available-for-sale	(260,992)	(22,402)
Maturities of time deposits with other banks	989	—
Purchases of time deposits with other banks	(2,988)	—
Net new loans and principal repayments	87,371	25,883
Proceeds from sale of other real estate owned	1,243	—
Proceeds from sale of FHLB and Federal Reserve Bank Stock	2,483	28,848
Purchase of FHLB and Federal Reserve Bank Stock	(5,320)	(54,642)
Proceeds from sale of Visa Class B shares	4,104	—
Net cash from bank acquisitions	—	141,674
Additions to bank premises and equipment	(762)	(5,812)
Net cash (used in) provided by investing activities	$(25,714)	$192,718

 See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash Flows from Financing Activities
Net increase in deposits	$238,906	$208,765
Net (decrease) increase in repurchase agreements	(47,841)	95,577
Repayments of FHLB borrowings	(50,000)	—
Proceeds from FHLB borrowings	110,000	90,000
Stock based employee benefit plans	813	3,617
Dividends paid	(15,294)	(14,419)
Net cash provided by financing activities	$236,584	$383,540
Net increase in cash and cash equivalents	235,542	589,303
Cash and cash equivalents at beginning of period	447,182	201,940
Cash and cash equivalents at end of period	$682,724	$791,243

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$70,378	$23,457
Cash paid during the period for taxes	—	6
Recognition of operating lease right-of-use assets, other than through bank acquisitions, net of terminations	—	1,610
Recognition of operating lease liabilities, other than through bank acquisitions, net of terminations	—	1,610

Supplemental disclosure of non-cash investing activities: [1]
Transfers from loans to other real estate owned	89	—
Transfers from bank premises to other real estate owned	883	5,455
[1]See "Note 11 - Business Combinations" for non cash transactions related to business combinations.

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2023	84,861	$8,486	$1,808,883	$467,305	$(16,710)	$(159,878)	$2,108,086
Comprehensive income (loss)	—	—	—	26,006	—	(4,078)	21,928
Stock based compensation expense		—	2,217	—	—	—	2,217
Common stock transactions related to stock based employee benefit plans	74	8	841	—	(36)	—	813
Dividends on common stock ($0.18 per share)	—	—	—	(15,294)	—	—	(15,294)
Three months ended March 31, 2024	74	8	3,058	10,712	(36)	(4,078)	9,664
Balance at March 31, 2024	84,935	$8,494	$1,811,941	$478,017	$(16,746)	$(163,956)	$2,117,750

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2022	71,618	$7,162	$1,377,802	$423,863	$(13,019)	$(188,033)	$1,607,775
Comprehensive income	—	—	—	11,827	—	18,600	30,427
Stock based compensation expense	—	—	2,642	—	—	—	2,642
Common stock transactions related to stock based employee benefit plans	199	20	3,691	—	(94)	—	3,617
Issuance of common stock, pursuant to acquisition	12,792	1,279	409,459	$—	—	—	410,738
Conversion of options, pursuant to acquisition	—	—	10,304	$—	—	—	10,304
Dividends on common stock ($0.17 per share)	—	—	—	(14,419)	—	—	(14,419)
Three months ended March 31, 2023	12,991	1,299	426,096	(2,592)	(94)	18,600	443,309
Balance at March 31, 2023	84,609	$8,461	$1,803,898	$421,271	$(13,113)	$(169,433)	$2,051,084
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
Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures.” ASU 2023-07 requires disclosure of significant segment expenses and other segment items on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The Company is evaluating the impact of the changes to its existing disclosures.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 requires disclosure of specific categories in the income tax rate reconciliation and requires additional information for reconciling items that meet a quantitative threshold. The standard requires an annual disclosure of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of the standard to have a material impact on its disclosures.

Note 2 – Earnings per Share
Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted-average number of common shares outstanding during each period, plus common share equivalents, calculated for share-based awards outstanding using the treasury stock method.

For the three months ended March 31, 2024, 327,006 options to purchase shares of the Company’s common stock were anti-dilutive. For the three months ended March 31, 2023, 161,251 options to purchase shares of the Company’s common stock were anti-dilutive.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2024	2023
Basic earnings per share
Net income	$26,006	$11,827
Average common shares outstanding	84,908	80,151
Net income per share	$0.31	$0.15

Diluted earnings per share
Net income	$26,006	$11,827
Average common shares outstanding	84,908	80,151
Add: Dilutive effect of employee restricted stock and stock options	362	566
Average diluted shares outstanding	85,270	80,717
Net income per share	$0.31	$0.15

Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$34,245	$113	$(530)	$33,828
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,360,816	1,159	(193,157)	1,168,818
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	316,950	1,577	(17,972)	300,555
Private mortgage-backed securities and collateralized mortgage obligations	136,585	66	(10,500)	126,151
Collateralized loan obligations	284,677	61	(111)	284,627
Obligations of state and political subdivisions	10,475	—	(1,313)	9,162
Other debt securities	25,681	655	(14)	26,322
Totals	$2,169,429	$3,631	$(223,597)	$1,949,463

Held-to-Maturity Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$580,626	$—	$(118,761)	$461,865
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	89,270	—	(10,975)	78,295
Totals	$669,896	$—	$(129,736)	$540,160

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$37,718	$205	$(478)	$37,445
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,152,753	780	(184,152)	969,381
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	385,013	2,824	(19,565)	368,272
Private mortgage-backed securities and collateralized mortgage obligations	135,878	36	(10,911)	125,003
Collateralized loan obligations	300,855	11	(1,411)	299,455
Obligations of state and political subdivisions	10,486	—	(1,096)	9,390
Other debt securities	26,599	576	(101)	27,074
Totals	$2,049,302	$4,432	$(217,714)	$1,836,020

Held-to-Maturity Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$590,676	$—	$(111,746)	$478,930
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	89,637	—	(10,208)	79,429
Totals	$680,313	$—	$(121,954)	$558,359
During the three months ended March 31, 2024, debt securities with a fair value of $86.8 million were sold, with gross losses of $3.8 million. During the three months ended March 31, 2023, debt securities with a fair value of $22.1 million obtained in the acquisition of Professional Holding Corp. (“Professional”) were sold. No gain or loss was recognized on the sale. There were $8.4 million in other sales of securities during the three months ended March 31, 2023, with gross gains of $24 thousand and gross losses of $19 thousand. Included in “Securities gains, net” is a decrease of $0.1 million for the three months ended March 31, 2024, and an increase of $0.1 million for the three months ended March 31, 2023, in the value of investments in mutual funds that invest in Community Reinvestment Act (“CRA”)-qualified debt securities.
At March 31, 2024, debt securities with a fair value of $1.6 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities as of March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$4,429	$4,421
Due after one year through five years	—	—	4,200	4,184
Due after five years through ten years	—	—	8,599	8,484
Due after ten years	—	—	27,492	25,901
	—	—	44,720	42,990

Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	580,626	461,865	1,360,816	1,168,818
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	89,270	78,295	316,950	300,555
Private mortgage-backed securities and collateralized mortgage obligations	—	—	136,585	126,151
Collateralized loan obligations	—	—	284,677	284,627
Other debt securities	—	—	25,681	26,322
Totals	$669,896	$540,160	$2,169,429	$1,949,463
The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, or using observable market data. The tables below indicate the fair value of AFS debt securities with unrealized losses for which no allowance for credit losses has been recorded.

	March 31, 2024
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$12,911	$(75)	$13,135	$(455)	$26,046	$(530)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	148,889	(2,159)	836,928	(190,998)	985,817	(193,157)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	17,741	(125)	209,223	(17,847)	226,964	(17,972)
Private mortgage-backed securities and collateralized mortgage obligations	2,599	(28)	113,381	(10,472)	115,980	(10,500)
Collateralized loan obligations	27,408	(17)	80,389	(94)	107,797	(111)
Obligations of state and political subdivisions	323	(7)	5,679	(1,306)	6,002	(1,313)
Other debt securities	—	—	3,138	(14)	3,138	(14)
Totals	$209,871	$(2,411)	$1,261,873	$(221,186)	$1,471,744	$(223,597)
[1]Comprised of 397 individual securities.

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$24,933	$(143)	$3,594	$(335)	$28,527	$(478)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	91,867	(9,320)	826,324	(174,832)	918,191	(184,152)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	24,251	(1,270)	262,666	(18,295)	286,917	(19,565)
Private mortgage-backed securities and collateralized mortgage obligations	3,945	(69)	119,475	(10,842)	123,420	(10,911)
Collateralized loan obligations	60,087	(223)	232,545	(1,188)	292,632	(1,411)
Obligations of state and political subdivisions	326	(2)	9,064	(1,094)	9,390	(1,096)
Other debt securities	10,579	(101)	—	—	10,579	(101)
Totals	$215,988	$(11,128)	$1,453,668	$(206,586)	$1,669,656	$(217,714)
[1]Comprised of 504 individual securities.
At March 31, 2024, the Company had unrealized losses of $0.5 million on U.S. Treasury securities and obligations of U.S. government agencies having a fair value of $26.0 million. These securities are either explicitly or implicitly guaranteed by the full faith and credit of the U.S. government. The Company does not expect individual securities issued by the U.S. Treasury, a U.S. agency, or a sponsored U.S. agency to incur future losses of principal. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, on March 31, 2024, no allowance for credit losses has been recorded.
At March 31, 2024, the Company had unrealized losses of $211.1 million on commercial and residential mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.2 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, on March 31, 2024, no allowance for credit losses has been recorded.
At March 31, 2024, the Company had $10.5 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $116.0 million. The securities have a weighted average credit support of 23%. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2024, no allowance for credit losses has been recorded.
At March 31, 2024, the Company had $0.1 million of unrealized losses in floating rate collateralized loan obligations (“CLOs”) having a fair value of $107.8 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of March 31, 2024, all positions held by the Company are in AAA and AA tranches, with weighted average credit support of 41% and 28%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2024, no allowance for credit losses has been recorded.

At March 31, 2024, the Company had $1.3 million of unrealized losses on municipal securities having a fair value of $6.0 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. As a result, as of March 31, 2024, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments, and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if a default were to occur. As a result, as of March 31, 2024, no allowance for credit losses has been recorded. The Company has the intent and ability to hold these securities until maturity.
Included in Other Assets at March 31, 2024 is $70.6 million of FHLB and Federal Reserve Bank (“FRB”) stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $8.5 million and $1.1 million, respectively, at March 31, 2024, and $7.9 million and $1.1 million, respectively, at December 31, 2023, is included in Other Assets. Also included in Other Assets are investments in CRA-qualified mutual funds carried at fair value of $13.5 million and $13.6 million at March 31, 2024 and December 31, 2023, respectively.
At December 31, 2023, the Company held 11,330 shares of Visa Class B stock. The ownership of Visa stock was related to prior ownership in Visa’s network while Visa operated as a cooperative, and was recorded on the Company’s financial records at a zero basis. During the three months ended March 31, 2024, the Company sold all of its Visa Class B stock, receiving net proceeds of $4.1 million.

Note 4 – Loans
Loans held for investment are categorized into the following segments:
•Construction and land development: Loans are extended to both commercial and consumer customers which are collateralized by and for the purpose of funding land development and construction projects, including 1-4 family residential, multi-family, and non-farm residential property where the primary source of repayment is from proceeds of the sale, refinancing or permanent financing of the property.
•Commercial real estate - owner occupied: Loans are extended to commercial customers for the purpose of acquiring or refinancing real estate to be occupied by the borrower’s business. These loans are collateralized by the subject property and the repayment of these loans is largely dependent on the performance of the company occupying the property.
•Commercial real estate - non-owner occupied: Loans are extended to commercial customers for the purpose of acquiring or refinancing commercial property where occupancy by the borrower is not their primary intent. These loans are viewed primarily as cash flow loans, collateralized by the subject property, and the repayment of these loans is largely dependent on rental income from third parties or from the sale of the property.
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
•Commercial and financial: Loans are extended to commercial customers. The purpose of the loans can be working capital, physical asset expansion, asset acquisition, or other business purposes. Loans may be collateralized by assets owned by the borrower or the borrower’s business. Commercial loans are based primarily on the historical and projected cash flow of the borrower’s business and secondarily on the capacity of credit enhancements, guarantees, and underlying collateral provided by the borrower.
•Consumer: Loans are extended to consumer customers. The segment includes both installment loans and lines of credit which may be collateralized or non-collateralized.

The following tables present net loan balances by segment for portfolio loans, purchased credit deteriorated loans (“PCD”) and loans purchased which are not considered credit deteriorated (“Non-PCD”) as of:

	March 31, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$454,591	$168,116	$539	$623,246
Commercial real estate - owner occupied	1,088,086	532,259	35,785	1,656,130
Commercial real estate - non-owner occupied	1,934,419	1,293,008	140,912	3,368,339
Residential real estate	1,756,236	745,349	19,814	2,521,399
Commercial and financial	1,216,045	305,200	44,954	1,566,199
Consumer	164,387	77,677	675	242,739
Totals	$6,613,764	$3,121,609	$242,679	$9,978,052

	December 31, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$519,426	$247,654	$542	$767,622
Commercial real estate - owner occupied	1,079,633	552,627	38,021	1,670,281
Commercial real estate - non-owner occupied	1,844,588	1,323,222	152,080	3,319,890
Residential real estate	1,714,748	710,129	20,815	2,445,692
Commercial and financial	1,237,090	318,683	52,115	1,607,888
Consumer	175,969	74,854	744	251,567
Totals	$6,571,454	$3,227,169	$264,317	$10,062,940
The amortized cost basis of loans at March 31, 2024 included net deferred costs of $44.9 million. At December 31, 2023, the amortized cost basis included net deferred costs of $43.1 million. At March 31, 2024, the remaining fair value adjustments on acquired loans were $163.4 million, or 4.6% of the outstanding acquired loan balances, compared to $174.0 million, or 4.8% of the acquired loan balances at December 31, 2023. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $39.5 million and $39.4 million at March 31, 2024 and December 31, 2023, respectively.

The following tables present the status of net loan balances as of March 31, 2024 and December 31, 2023.

	March 31, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$454,468	$85	$—	$—	$38	$454,591
Commercial real estate - owner occupied	1,083,721	512	520	—	3,333	1,088,086
Commercial real estate - non-owner occupied	1,931,093	—	—	—	3,326	1,934,419
Residential real estate	1,741,619	5,314	1,433	416	7,454	1,756,236
Commercial and financial	1,199,204	4,026	686	35	12,094	1,216,045
Consumer	163,006	771	173	45	392	164,387
Total Portfolio Loans	$6,573,111	$10,708	$2,812	$496	$26,637	$6,613,764

Acquired Non-PCD Loans
Construction and land development	$166,889	$471	$—	$—	$756	$168,116
Commercial real estate - owner occupied	528,431	488	821	—	2,519	532,259
Commercial real estate - non-owner occupied	1,274,008	4,867	—	—	14,133	1,293,008
Residential real estate	739,085	2,227	649	168	3,220	745,349
Commercial and financial	300,642	64	—	35	4,459	305,200
Consumer	73,885	1,030	508	1,258	996	77,677
Total Acquired Non-PCD Loans	$3,082,940	$9,147	$1,978	$1,461	$26,083	$3,121,609

PCD Loans
Construction and land development	$441	$—	$—	$—	$98	$539
Commercial real estate - owner occupied	29,431	984	—	—	5,370	35,785
Commercial real estate - non-owner occupied	137,184	—	—	—	3,728	140,912
Residential real estate	17,891	254	618	—	1,051	19,814
Commercial and financial	29,723	990	—	3	14,238	44,954
Consumer	623	5	47	—	—	675
Total PCD Loans	$215,293	$2,233	$665	$3	$24,485	$242,679

Total Loans	$9,871,344	$22,088	$5,455	$1,960	$77,205	$9,978,052

	December 31, 2023
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$519,383	$19	$—	$—	$24	$519,426
Commercial real estate - owner occupied	1,078,732	—	—	—	901	1,079,633
Commercial real estate - non-owner occupied	1,840,485	685	—	—	3,418	1,844,588
Residential real estate	1,701,862	4,373	1,515	169	6,829	1,714,748
Commercial and financial	1,221,941	1,372	145	50	13,582	1,237,090
Consumer	174,798	763	290	—	118	175,969
Total Portfolio Loans	$6,537,201	$7,212	$1,950	$219	$24,872	$6,571,454

Acquired Non-PCD Loans
Construction and land development	$245,674	$891	$289	$—	$800	$247,654
Commercial real estate - owner occupied	545,374	1,691	133	—	5,429	552,627
Commercial real estate - non-owner occupied	1,310,100	11,577	—	—	1,545	1,323,222
Residential real estate	704,417	2,586	888	153	2,085	710,129
Commercial and financial	315,229	50	36	35	3,333	318,683
Consumer	71,986	568	618	618	1,064	74,854
Total Acquired Non-PCD Loans	$3,192,780	$17,363	$1,964	$806	$14,256	$3,227,169

PCD Loans
Construction and land development	$442	$100	$—	$—	$—	$542
Commercial real estate - owner occupied	34,667	—	—	—	3,354	38,021
Commercial real estate - non-owner occupied	148,308	—	—	—	3,772	152,080
Residential real estate	18,923	497	169	154	1,072	20,815
Commercial and financial	34,337	—	—	—	17,778	52,115
Consumer	651	85	8	—	—	744
Total PCD Loans	$237,328	$682	$177	$154	$25,976	$264,317

Total Loans	$9,967,309	$25,257	$4,091	$1,179	$65,104	$10,062,940

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.2 million in interest income on nonaccrual loans during the three months ended March 31, 2024. The Company recognized $0.1 million in interest income on nonaccrual loans during the three months ended March 31, 2023.

The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	March 31, 2024
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$99	$793	$892	$222
Commercial real estate - owner occupied	8,536	2,686	11,222	508
Commercial real estate - non-owner occupied	17,715	3,472	21,187	1,617
Residential real estate	2,370	9,355	11,725	313
Commercial and financial	5,918	24,873	30,791	13,760
Consumer	—	1,388	1,388	209
Totals	$34,638	$42,567	$77,205	$16,629

	December 31, 2023
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$—	$824	$824	$—
Commercial real estate - owner occupied	4,859	4,825	9,684	41
Commercial real estate - non-owner occupied	3,938	4,797	8,735	230
Residential real estate	1,792	8,194	9,986	58
Commercial and financial	4,868	29,825	34,693	2,319
Consumer	—	1,182	1,182	257
Totals	$15,457	$49,647	$65,104	$2,905

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

The following tables present the risk rating of loans and year-to-date gross charge offs by year of origination as of:

	March 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$13,176	$89,480	$241,691	$77,568	$9,467	$40,599	$149,619	$621,600
Special Mention	—	—	—	—	—	395	360	755
Substandard	—	—	212	—	—	580	99	891
Doubtful	—	—	—	—	—	—	—	—
Total	$13,176	$89,480	$241,903	$77,568	$9,467	$41,574	$150,078	$623,246
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied
Risk Ratings:
Pass	$21,932	$142,467	$273,030	$277,164	$166,881	$696,218	$31,147	$1,608,839
Special Mention	2,064	—	368	1,320	—	9,502	—	13,254
Substandard	—	—	6,431	1,224	6,922	19,460	—	34,037
Doubtful	—	—	—	—	—	—	—	—
Total	$23,996	$142,467	$279,829	$279,708	$173,803	$725,180	$31,147	$1,656,130
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$61,739	$235,785	$814,204	$671,176	$287,896	$1,179,616	$23,637	$3,274,053
Special Mention	—	—	29,348	6,418	2,952	10,352	—	49,070
Substandard	—	—	—	8,606	9,264	27,096	250	45,216
Doubtful	—	—	—	—	—	—	—	—
Total	$61,739	$235,785	$843,552	$686,200	$300,112	$1,217,064	$23,887	$3,368,339
Gross Charge Offs	$—	$—	$—	$—	$84	$—	$—	$84
Residential real estate
Risk Ratings:
Pass	$35,352	$176,395	$472,223	$647,547	$157,927	$497,194	$513,044	$2,499,682
Special Mention	—	112	—	721	39	1,134	4,052	6,058
Substandard	—	259	112	91	152	9,362	5,683	15,659
Doubtful	—	—	—	—	—	—	—	—
Total	$35,352	$176,766	$472,335	$648,359	$158,118	$507,690	$522,779	$2,521,399
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and financial
Risk Ratings:
Pass	$49,338	$233,844	$312,888	$322,298	$120,778	$141,193	$318,118	$1,498,457
Special Mention	—	1,082	1,206	935	985	1,468	1,742	7,418
Substandard	—	—	19,090	20,920	1,354	14,886	4,074	60,324
Doubtful	—	—	—	—	—	—	—	—
Total	$49,338	$234,926	$333,184	$344,153	$123,117	$157,547	$323,934	$1,566,199
Gross Charge Offs	$—	$—	$85	$266	$—	$2,031	$274	$2,656
Consumer
Risk Ratings:
Pass	$4,354	$17,757	$49,663	$39,083	$18,337	$45,641	$61,400	$236,235
Special Mention	—	—	235	217	60	95	88	695
Substandard	—	70	3,315	1,780	161	392	91	5,809
Doubtful	—	—	—	—	—	—	—	—
Total	$4,354	$17,827	$53,213	$41,080	$18,558	$46,128	$61,579	$242,739
Gross Charge Offs	$—	$215	$74	$1,493	$55	$36	$15	$1,888
Consolidated
Total	$187,955	$897,251	$2,224,016	$2,077,068	$783,175	$2,695,183	$1,113,404	$9,978,052
Gross Charge Offs	$—	$215	$159	$1,759	$139	$2,067	$289	$4,628

	December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$80,750	$295,043	$107,158	$20,199	$21,942	$28,902	$210,716	$764,710
Special Mention	—	1,407	—	—	—	393	289	2,089
Substandard	—	—	—	—	—	499	324	823
Doubtful	—	—	—	—	—	—	—	—
Total	$80,750	$296,450	$107,158	$20,199	$21,942	$29,794	$211,329	$767,622
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied
Risk Ratings:
Pass	$145,642	$272,384	$281,870	$165,475	$171,897	$551,177	$36,952	$1,625,397
Special Mention	—	159	1,335	—	524	9,122	1	11,141
Substandard	—	6,024	1,057	6,991	7,116	12,491	64	33,743
Doubtful	—	—	—	—	—	—	—	—
Total	$145,642	$278,567	$284,262	$172,466	$179,537	$572,790	$37,017	$1,670,281
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$234,226	$784,525	$657,499	$288,747	$397,031	$841,062	$25,954	$3,229,044
Special Mention	—	29,381	2,092	2,964	—	12,120	—	46,557
Substandard	—	685	8,723	9,398	10,427	14,806	250	44,289
Doubtful	—	—	—	—	—	—	—	—
Total	$234,226	$814,591	$668,314	$301,109	$407,458	$867,988	$26,204	$3,319,890
Gross Charge Offs	$—	$—	$11	$—	$—	$—	$109	$120
Residential real estate
Risk Ratings:
Pass	$177,000	$450,366	$649,086	$160,889	$95,288	$413,719	$479,047	$2,425,395
Special Mention	208	—	—	—	58	482	4,004	4,752
Substandard	95	—	919	123	314	8,960	5,134	15,545
Doubtful	—	—	—	—	—	—	—	—
Total	$177,303	$450,366	$650,005	$161,012	$95,660	$423,161	$488,185	$2,445,692
Gross Charge Offs	$—	$—	$—	$44	$—	$159	$153	$356
Commercial and financial
Risk Ratings:
Pass	$315,560	$336,071	$333,113	$127,069	$66,165	$89,002	$269,108	$1,536,088
Special Mention	136	2,167	1,064	1,005	503	1,103	2,191	8,169
Substandard	—	18,558	21,643	1,380	5,889	11,842	3,961	63,273
Doubtful	—	—	—	—	—	358	—	358
Total	$315,696	$356,796	$355,820	$129,454	$72,557	$102,305	$275,260	$1,607,888
Gross Charge Offs	$1,198	$117	$659	$3,007	$582	$12,584	$418	$18,565
Consumer
Risk Ratings:
Pass	$20,557	$66,699	$45,534	$19,747	$20,300	$19,080	$56,473	$248,390
Special Mention	5	334	279	77	5	194	65	959
Substandard	66	930	891	103	51	177	—	2,218
Doubtful	—	—	—	—	—	—	—	—
Total	$20,628	$67,963	$46,704	$19,927	$20,356	$19,451	$56,538	$251,567
Gross Charge Offs	$74	$1,910	$2,218	$362	$263	$666	$261	$5,754
Consolidated
Total	$974,245	$2,264,733	$2,112,263	$804,167	$797,510	$2,015,489	$1,094,533	$10,062,940
Gross Charge Offs	$1,272	$2,027	$2,888	$3,413	$845	$13,409	$941	$24,795

Troubled Borrower Modifications
The following table presents the amortized cost of troubled borrower modification (“TBM”) loans that were modified during the three months ended March 31, 2024. There was one loan for $29 thousand modified as a TBM for the three months ended March 31, 2023.

	March 31, 2024
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total[1]	% of Total Class of Loans
Commercial real estate - owner occupied	$3,324	$—	$3,324	0.20%
Commercial real estate - non-owner occupied	810	—	810	0.02%
Residential real estate	—	31	31	—%
Commercial and financial	2,631	57	2,688	0.17%
Consumer	—	523	523	0.22%
Totals	$6,765	$611	$7,376	0.07%
1At March 31, 2024, there were no unfunded lending related commitments associated with TBMs.
The following table presents the payment status of TBM loans that were modified in the twelve months prior to March 31, 2024.

	March 31, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Commercial real estate - owner occupied	522	—	—	—	2,802	3,324
Commercial real estate - non-owner occupied	—	—	—	—	810	810
Residential real estate	31	—	—	—	—	31
Commercial and financial	2,185	—	—	—	13,016	15,201
Consumer	2,299	290	148	231	143	3,111
Totals	$5,037	$290	$148	$231	$16,771	$22,477
During the three months ended March 31, 2024, there were no subsequent defaults of TBMs modified in the prior 12 months.

Note 5 – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended March 31, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$8,637	$(1,640)	$—	$4	$7,001
Commercial real estate - owner occupied	5,529	4,484	—	4	10,017
Commercial real estate - non-owner occupied	48,288	(1,621)	(84)	18	46,601
Residential real estate	39,016	(631)	—	243	38,628
Commercial and financial	34,343	(1,501)	(2,656)	521	30,707
Consumer	13,118	2,277	(1,888)	208	13,715
Totals	$148,931	$1,368	$(4,628)	$998	$146,669

	Three Months Ended March 31, 2023
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,464	$5	$69	$—	$2	$6,540
Commercial real estate - owner occupied	6,051	139	101	—	1	6,292
Commercial real estate - non-owner occupied	43,258	647	9,715	(109)	64	53,575
Residential real estate	29,605	400	9,898	(159)	150	39,894
Commercial and financial	15,648	11,983	6,414	(2,642)	190	31,593
Consumer	12,869	161	5,401	(695)	10	17,746
Totals	$113,895	$13,335	$31,598	$(3,605)	$417	$155,640

Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Forecast data is sourced from Moody’s Analytics (“Moody’s”), a firm widely recognized for its research, analysis, and economic forecasts. The forecasts of future economic conditions are over the expected remaining life of the loan using economic forecasts that revert to long-term historical averages over time.
As of March 31, 2024 and December 31, 2023, the Company utilized a multiple scenario model comprised of a blend of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the scenarios, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, the conflicts in the Middle East and Russia-Ukraine and the magnitude of the resulting market disruptions, and the potential impact of persistent high inflation on the economy. Outcomes in any or all of these factors could differ from the scenarios utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.
The following section discusses changes in the level of the allowance for credit losses for the three months ended March 31, 2024.

In the Construction and Land Development segment, the decrease in the allowance is due to a decrease in loan balances. In this segment, the primary source of repayment is typically from proceeds of the sale, refinancing, or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, the allowance increased due to continued uncertainty in connection with commercial real estate valuations broadly, and the collateral values associated with the underlying loans. Risk characteristics include but are not limited to, collateral type, note structure and loan seasoning.

In the Commercial Real Estate - Non Owner-Occupied segment, the decrease in the allowance is primarily attributed to improvement in the forecast for macroeconomic factors, partially offset by higher loan balances. Repayment is often dependent upon rental income from the successful operation of the underlying property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.

The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The decrease in the allowance is due to an improvement in the forecast for macroeconomic factors, partially offset by an increase in loan balances. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, loan to value ratios, and loan seasoning.

In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The decrease in the allowance is due to a decrease in loan balances. Industry, collateral type, estimated collateral values, and loan seasoning are among the relevant factors in assessing expected losses.

Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. The increase in the allowance reflects an increase in expected losses, partly offset by a decrease in loan balances.

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
Interest Rate Swaps Designated as Fair Value Hedges
In the second quarter of 2023, the Company entered into interest rate swap contracts to hedge the risk of changes in fair value of the AFS securities portfolio due to changes in the Secured Overnight Financing Rate (“SOFR”). The Company considers these derivatives to be highly effective at offsetting changes in interest rates and will assess the effectiveness on a quarterly basis. The changes in interest rates affecting the fair value of these derivative contracts are recognized in other comprehensive income. These derivative instruments are primarily for risk management purposes. For the three months ended March 31, 2024, the Company recognized gains through other comprehensive income of $4.0 million and reclassified gains of $61 thousand out of accumulated other comprehensive income into interest income.
The Company entered into interest rate swap contracts to hedge the risk of changes in the fair value of a pool of residential mortgages due to changes in SOFR. These fair values hedges utilize the portfolio layer method. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and will assess the effectiveness on a quarterly basis. The changes in interest rates affecting the fair value of these derivative contracts are recognized in interest income. These derivative instruments are primarily for risk management purposes. For the three months ended March 31, 2024, the Company recognized gains through interest income of $0.4 million.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2024
Back-to-back swaps[1]	$622,857	$30,037	Other Assets and Other Liabilities
Securities fair value hedges	400,000	4,018	Other Assets
Residential mortgage fair value hedges	200,000	880	Other Assets

December 31, 2023
Back-to-back swaps[1]	$605,735	$28,804	Other Assets and Other Liabilities
Securities fair value hedges	400,000	2,677	Other Assets
Residential mortgage fair value hedges	200,000	75	Other Liabilities
[1]Back-to-back swaps include risk participation agreements with notional amounts of $9.4 million and nominal fair value at March 31, 2024, and December 31, 2023, respectively.
The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Securities available-for-sale [1]	$555,920	$584,108	$4,044	$2,643
Loans, net [2]	627,213	633,693	937	44
1 At March 31, 2024, and December 31, 2023, the amortized cost basis and unallocated basis adjustments used in hedging relationships was $657.5 million and $680.6 million, respectively. Refer to “Note 3 - Securities” for a reconciliation of the amortized cost and fair value of AFS securities.

[2] These amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2024 and December 31, 2023, the portfolio layer method was $200 million, of which $200 million was designated as hedged.

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	March 31, 2024	December 31, 2023
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$384,959	$396,378

Note 8 – Regulatory Capital
The Company is well-capitalized and at March 31, 2024, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the Common Equity Tier 1 “(CET1)” capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well-capitalized banks under the regulatory framework for prompt corrective action.

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

Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2024 and December 31, 2023 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2024
Financial Assets
Debt securities available-for-sale[1]	$1,949,463	$192	$1,949,271	$—
Derivative financial instruments[2]	34,935	—	34,935	—
Loans held for sale[2]	9,475	—	9,475	—
Loans[3]	2,504	—	—	2,504
Other real estate owned[4]	7,315	—	—	7,315
Equity securities[5]	13,506	13,506	—	—
Financial Liabilities
Derivative financial instruments[2]	$30,037	$—	$30,037	$—

At December 31, 2023
Financial Assets
Debt securities available-for-sale[1]	$1,836,020	$192	$1,835,828	$—
Derivative financial instruments[2]	31,481	—	31,481	—
Loans held for sale[2]	4,391	—	4,391	—
Loans[3]	15,242	—	—	15,242
Other real estate owned[4]	7,560	—	—	7,560
Equity securities[5]	13,623	13,623	—	—
Financial Liabilities
Derivative financial instruments[2]	$28,879	$—	$28,879	$—
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
For recurring fair value measurements, transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the three months ended March 31, 2024, there were no such transfers.
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 16 - Fair Value” of the Annual Report on Form 10-K for the year ended December 31, 2023.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of March 31, 2024 and December 31, 2023 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Financial Assets
Held-to-maturity debt securities[1]	$669,896	$—	$540,160	$—
Time deposits with other banks	7,856	—	7,820	—
Loans, net	9,828,879	—	—	9,580,648
Financial Liabilities
Deposits	12,015,840	—	—	12,014,568
FHLB borrowings	110,000	—	110,001	—
Long-term debt	106,468	—	101,008	—

December 31, 2023

Held-to-maturity debt securities[1]	$680,313	$—	$558,359	$—
Time deposits with other banks	5,857	—	5,756	—
Loans, net	9,898,767	—	—	9,805,693
Financial Liabilities
Deposits	11,776,935	—	—	11,775,613
FHLB borrowings	50,000	—	49,745	—
Long-term debt	109,458	—	100,851	—
[1]See “Note 3 – Securities” for further detail of recurring fair value basis of individual investment categories.
The short maturity of Seacoast’s assets and liabilities results in a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest bearing deposits with other banks, and securities sold under agreements to repurchase.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2024 and December 31, 2023:
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
Note 11 – Business Combinations
Acquisition of Professional Holding Corp.
On January 31, 2023, the Company completed its acquisition of Professional Holding Corp. (“Professional”). Simultaneously, upon completion of the merger of Professional and the Company, Professional Bank was merged with and into Seacoast Bank. Prior to the acquisition, Professional Bank operated nine branches across South Florida. The transaction further expanded the Company’s presence in the tri-county South Florida market, which includes Miami-Dade, Broward, and Palm Beach counties, Florida’s largest metropolitan statistical area and the 8th largest in the nation. The Company acquired 100% of the outstanding common stock of Professional. Under the terms of the merger agreement, Professional shareholders received 0.8909 shares of Seacoast common stock for each share of Professional common stock held immediately prior to the merger, and Professional option holders received options to purchase Seacoast common stock, with the number of shares underlying each such option and the applicable exercise price adjusted using the same 0.8909 exchange ratio.

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
Acquisition Costs
Acquisition costs included in the Company's income statement for the three months ended March 31, 2023 were $17.5 million.

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
The emphasis of this discussion will be on the three months ended March 31, 2024 compared to the three months ended March 31, 2023 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2024 compared to December 31, 2023.
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
Special Cautionary Notice Regarding Forward-Looking Statements
Certain statements made or incorporated by reference herein which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are “forward-looking statements” within the meaning, and protections, of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, and intentions about future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) or its wholly-owned banking subsidiary, Seacoast National Bank (“Seacoast Bank”), to be materially different from those set forth in the forward-looking statements.

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
•Potential impacts of adverse developments in the banking industry, including those highlighted by high-profile bank failures, and including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto (including increases in the cost of our deposit insurance assessments), the Company’s ability to effectively manage its liquidity risk and any growth plans, and the availability of capital and funding;
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
•Seacoast’s ability to comply with any regulatory requirements and the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit;
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
•Dependence on key suppliers or vendors to obtain equipment or services for the business on acceptable terms, including the impact of supply chain distruptions;
•Reduction in or the termination of Seacoast’s ability to use the online- or mobile-based platform that is critical to the Company’s business growth strategy;
•The effects of war or other conflicts, including the impacts related to or resulting from Russia’s military action in Ukraine and the escalating conflicts in the Middle East, acts of terrorism, natural disasters, including hurricanes in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
•Seacoast’s ability to maintain adequate internal controls over financial reporting;

•Potential claims, damages, penalties, fines, costs and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions;
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
•Risks related to, and the costs associated with, environmental, social and governance (“ESG”) matters, including the scope and pace of related rulemaking activity and disclosure requirements;
•A deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
•The risk that balance sheet, revenue growth, and loan growth expectations may differ from actual results; and
•Other factors and risks described under “Risk Factors” herein and in any of the Company’s subsequent reports filed with the SEC and available on its website at www.sec.gov.
All written or oral forward-looking statements that are made or are attributable to Seacoast are expressly qualified in their entirety by this cautionary notice, including, without limitation, those risks and uncertainties described in the Company’s annual report on Form 10-K for the year ended December 31, 2023 and in other periodic reports that the Company files with the SEC. The Company assumes no obligation to update, revise or correct any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.

Results of Operations
For the first quarter of 2024, the Company reported net income of $26.0 million, or $0.31 per average diluted share, a decrease of $3.5 million, or 12%, from the fourth quarter of 2023 and an increase of $14.2 million, or 120%, compared to the first quarter of 2023. Adjusted net income1 for the first quarter of 2024 totaled $31.1 million, or $0.37 per average diluted share, a decrease of $0.2 million, or 1%, compared to the fourth quarter of 2023 and an increase of $7.5 million, or 31%, compared to the first quarter of 2023.
In the first quarter of 2023, the Company completed the acquisition of Professional Holding Corp. (“Professional”), parent company of Professional Bank, adding deposits of approximately $2.1 billion and loans of approximately $2.0 billion.

	First	Fourth	First
	Quarter	Quarter	Quarter
	2024	2023	2023
Return on average tangible assets	0.89%	0.99%	0.52%
Return on average tangible shareholders’ equity	9.55	11.22	5.96
Efficiency ratio	66.78	60.32	64.62

Adjusted return on average tangible assets[1]	1.04%	1.04%	0.88%
Adjusted return on average tangible shareholders’ equity[1]	11.15	11.80	10.16
Adjusted efficiency ratio[1]	61.13	60.32	53.10
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Net Interest Income and Margin
Net interest income for the first quarter of 2024 totaled $105.1 million, a decrease of $5.7 million, or 5%, compared to the fourth quarter of 2023, and a decrease of $26.1 million, or 20%, compared to the first quarter of 2023. The decrease from the prior quarter reflects higher interest expense on deposits driven by higher deposit costs attributed in part to overall growth in deposit balances. The decrease was partially offset by higher yields on loans and securities. The decrease from the prior year is primarily due to the higher cost of deposits.
1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Net interest income (on a fully taxable equivalent basis)1 for the first quarter of 2024 was $105.3 million, a decrease of $5.7 million, or 5%, compared to the fourth quarter of 2023, and a decrease of $26.1 million, or 20%, compared to the first quarter of 2023. Accretion on acquired loans totaled $10.6 million for the first quarter of 2024, compared to $11.3 million for the fourth quarter of 2023, and $15.9 million for the first quarter of 2023.

Net interest margin (on a fully tax equivalent basis)1 was 3.24% in the first quarter of 2024, compared to 3.36% in the fourth quarter of 2023, and 4.31% in the first quarter of 2023. The decrease during the first quarter of 2024 was largely driven by the growth in deposit costs. Compared to the fourth quarter of 2023, securities yields expanded five basis points to 3.47% and loan yields increased to 5.90% during the first quarter of 2024. The effect on net interest margin of accretion of purchase discounts on acquired loans were increases of 33 basis points in the first quarter of 2024, 34 basis points in the fourth quarter of 2023, and 53 basis points in the first quarter of 2023. The cost of deposits was 2.19% in the first quarter of 2024, compared to 2.00% in the fourth quarter of 2023, and 0.77% in the first quarter of 2023. For the first quarter of 2024, the higher cost of deposits reflects the impact of the continuing elevated interest rate environment.

The following table details the trend for net interest income and margin results (on a tax equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
First quarter 2024	$105,298	3.24%	5.41%	3.20%
Fourth quarter 2023	111,035	3.36%	5.36%	2.98%
First quarter 2023	131,351	4.31%	5.19%	1.43%
1On tax equivalent basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Average loans increased $1.4 million for the first quarter of 2024 compared to the fourth quarter of 2023, and increased $665.5 million, or 7%, from the first quarter of 2023.
Average loans as a percentage of average earning assets totaled 77% for the first quarter of 2024, 77% for the fourth quarter of 2023 and 76% for the first quarter of 2023.

Average investment securities increased $78.0 million, or 3%, during the first quarter of 2024 compared to the fourth quarter of 2023, and were $131.5 million, or 5%, lower compared to the first quarter of 2023. Securities yields expanded five basis points to 3.47% during the first quarter of 2024 from 3.42% in the fourth quarter of 2023, benefiting from recent portfolio restructurings.
The cost of average interest-bearing liabilities increased 22 basis points in the first quarter of 2024 to 3.20% from 2.98% in the fourth quarter of 2023, and increased 177 basis points from 1.43% in the first quarter of 2023. The cost of average total deposits (including noninterest bearing demand deposits) was 2.19% in the first quarter of 2024, 2.00% in the fourth quarter of 2023 and 0.77% in the first quarter of 2023.
During the first quarter of 2024, average transaction deposits (noninterest and interest bearing demand) decreased $311.9 million, or 5%, compared to the fourth quarter of 2023 and decreased $539.3 million, or 8%, compared to the first quarter of 2023. The Company’s deposit mix remains favorable, with 87% of average deposit balances comprised of savings, money market, and demand deposits for the three months ended March 31, 2024.
Average balances of sweep repurchase agreements with customers decreased $2.2 million, or 1%, from the fourth quarter of 2023 and increased $159.9 million, or 92%, compared to the first quarter of 2023. The average rate on customer sweep repurchase accounts was 3.71% for the first quarter of 2024, compared to 3.54% for the fourth quarter of 2023, and 2.02% for the first quarter of 2023.
The Company had an average balance of $102.4 million in FHLB borrowings outstanding for the first quarter of 2024, with a weighted average interest rate of 4.15%, compared to $59.0 million for the fourth quarter of 2023, with a weighted average interest rate of 3.23%, and $282.4 million for the first quarter of 2023, with a weighted average interest rate of 4.26%.
Long-term debt balances averaged $106.4 million in the first quarter of 2024, $106.2 million in the fourth quarter of 2023, and $98.4 million in the first quarter of 2023. The average rate on long-term debt for the first quarter of 2024 was 7.31%, an increase of 15 basis points compared to the fourth quarter of 2023 and an increase of 66 basis points compared to the first quarter of 2023.

The following tables detail average balances, net interest income and margin results (on a tax equivalent basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2024			2023			2023
	First Quarter			Fourth Quarter			First Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$2,578,938	$22,393	3.47%	$2,499,047	$21,383	3.42%	$2,700,122	$19,244	2.85%
Nontaxable	5,907	41	2.75	7,835	68	3.48	16,271	131	3.22
Total Securities	2,584,845	22,434	3.47	2,506,882	21,451	3.42	2,716,393	19,375	2.85

Federal funds sold	370,494	5,056	5.49	465,506	6,426	5.48	106,778	1,294	4.91
Interest bearing deposits with other banks and other investments	95,619	1,128	4.74	91,230	1,190	5.18	178,463	2,180	4.95
Total Loans	10,034,658	147,308	5.90	10,033,245	148,004	5.85	9,369,201	135,341	5.86
Total Earning Assets	13,085,616	175,926	5.41	13,096,863	177,071	5.36	12,370,835	158,190	5.19

Allowance for credit losses	(148,422)			(149,110)			(139,989)
Cash and due from banks	166,734			179,908			156,235
Premises and equipment	112,391			115,556			116,083
Intangible assets	825,531			832,029			750,694
Bank owned life insurance	299,765			297,525			274,517
Other assets including deferred tax assets	349,161			365,263			419,601
Total Assets	$14,690,776			$14,738,034			$13,947,976

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,719,334	$15,266	2.26%	$2,819,743	$15,658	2.20%	$2,452,113	$3,207	0.53%
Savings	628,329	540	0.35	679,720	505	0.29	1,053,220	400	0.15
Money market	3,409,310	31,728	3.74	3,268,829	28,760	3.49	2,713,224	12,426	1.86
Time deposits	1,590,070	17,121	4.33	1,524,460	15,764	4.10	812,422	5,552	2.77
Securities sold under agreements to repurchase	333,386	3,079	3.71	335,559	2,991	3.54	173,498	864	2.02
Federal Home Loan Bank borrowings	102,418	960	3.77	59,022	442	2.97	282,444	2,776	3.99
Long-term debt	106,373	1,934	7.31	106,205	1,916	7.16	98,425	1,614	6.65
Total Interest-Bearing Liabilities	8,889,220	70,628	3.20	8,793,538	66,036	2.98	7,585,346	26,839	1.43
Noninterest demand	3,528,489			3,739,993			4,334,969
Other liabilities	154,686			145,591			130,616
Total Liabilities	12,572,395			12,679,122			12,050,931

Shareholders’ equity	2,118,381			2,058,912			1,897,045

Total Liabilities & Equity	$14,690,776			$14,738,034			$13,947,976

Cost of deposits			2.19%			2.00%			0.77%
Interest expense as a % of earning assets			2.17%			2.00%			0.88%
Net interest income as a % of earning assets		$105,298	3.24%		$111,035	3.36%		$131,351	4.31%

1On a fully taxable equivalent basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $20.5 million for the first quarter of 2024, an increase of $3.2 million, or 18%, compared to the fourth quarter of 2023 and a decrease of $1.9 million, or 9% from the first quarter of 2023.
Noninterest income is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2024	2023	2023
Service charges on deposit accounts	$4,960	$4,828	$4,242
Interchange income	1,888	2,433	4,694
Wealth management income	3,540	3,261	3,063
Mortgage banking fees	381	378	426
Insurance agency income	1,291	1,066	1,101
SBA gains	739	921	322
BOLI income	2,264	2,220	1,916
Other income	5,205	4,668	6,574
	20,268	19,775	22,338
Securities gains (losses), net	229	(2,437)	107
Total	$20,497	$17,338	$22,445
Service charges on deposits were $5.0 million in the first quarter of 2024, compared to $4.8 million in the fourth quarter of 2023, and $4.2 million in the first quarter of 2023. The increase in fees primarily reflects the benefit of an expanded deposit base and the continued expansion of commercial treasury management services and new customer acquisition.
Interchange income decreased to $1.9 million for the first quarter of 2024, compared to $2.4 million for the fourth quarter of 2023, and $4.7 million for the first quarter of 2023. The decrease in interchange income compared to the prior quarter is due to an annual volume-based incentive earned from the payment network provider in the previous quarter. The decrease compared to the prior year quarter is due to the impact of the Durbin amendment, which became effective for the first time for the Company on July 1, 2023, limiting network interchange fees earned on debit card transactions.
Wealth management income, including trust fees and brokerage commissions and fees, was $3.5 million in the first quarter of 2024, compared to $3.3 million for the fourth quarter of 2023 and $3.1 million for the first quarter of 2023. The wealth management division continues to demonstrate success in building relationships, and during the first quarter of 2024, assets under management grew $160 million, or 9%, to $1.9 billion.
Insurance agency income increased $0.2 million, or 21%, compared to the fourth quarter of 2023 and totaled $1.3 million.
Bank owned life insurance (“BOLI”) income was $2.3 million for the first quarter of 2024 compared to $2.2 million for the fourth quarter of 2023 and $1.9 million for the first quarter of 2023. The increase of $0.3 million, or 18%, compared to the first quarter of 2023 is attributed to additions, including those from bank acquisitions.
Other income was $5.2 million in the first quarter of 2024, an increase of $0.5 million, or 12%, compared to the fourth quarter of 2023, and a decrease of $1.4 million, or 21% compared to the first quarter of 2023. The increase compared to the prior quarter reflects higher marine and aircraft loan production sold, as well as higher SBIC income. The decrease compared to the first quarter of 2023 was attributed to BOLI death benefits of $2.1 million in the first quarter of 2023.
Net securities gains of $0.2 million in the first quarter of 2024 include gains of $4.1 million on the sale of the Company’s holdings of Visa Class B stock. This was largely offset by losses of $3.8 million on the sale of $86.8 million, or 3%, of the bank’s investment securities portfolio. The proceeds were reinvested at a yield of 5.53%, with an expected earnback on the trade of 1.9 years.

Noninterest Expenses
Noninterest expense for the first quarter of 2024 totaled $90.4 million, an increase of $4.0 million, or 5%, compared to the fourth quarter of 2023, and a decrease of $17.1 million, or 16%, from the first quarter of 2023. Noninterest expenses are detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2024	2023	2023
Salaries and wages	$40,304	$38,435	$47,616
Employee benefits	7,889	6,678	8,562
Outsourced data processing costs	12,118	8,609	14,553
Occupancy	8,037	7,512	8,019
Furniture and equipment	2,011	2,028	2,267
Marketing	2,655	2,995	2,238
Legal and professional fees	2,151	3,294	7,479
FDIC assessments	2,158	2,813	1,443
Amortization of intangibles	6,292	6,888	6,727
Other real estate owned expense and net (gain) loss on sale	(26)	573	195
Provision for credit losses on unfunded commitments	250	—	1,239
Other	6,532	6,542	7,137
Total	$90,371	$86,367	$107,475
Salaries and wages totaled $40.3 million for the first quarter of 2024, $38.4 million for the fourth quarter of 2023, and $47.6 million for the first quarter of 2023. The increase compared to the fourth quarter of 2023 reflects severance-related costs arising from reductions in the workforce early in the first quarter of 2024. The decrease compared to the first quarter of 2023 reflects $4.2 million in merger-related expenses during the first quarter of 2023. The first quarter of 2023 also included expenses related to the net addition of branch locations and associates, as well as new bankers and operational staff associated with acquisitions.

During the first quarter of 2024, employee benefit costs, which include costs associated with the Company’s self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $7.9 million, an increase of $1.2 million, or 18%, compared to the fourth quarter of 2023, and a decrease of $0.7 million, or 8%, compared to the first quarter of 2023. The increase compared to the fourth quarter of 2023 reflects higher seasonal payroll taxes and 401(k) contributions. The decrease compared to the first quarter of 2023 is related to reductions in the workforce.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $12.1 million, $8.6 million, and $14.6 million for the first quarter of 2024, fourth quarter of 2023, and first quarter of 2023, respectively. The increased costs in the first quarter of 2024 are attributed to $4.1 million in charges associated with contract terminations and modifications to consolidate systems, which should lead to lower ongoing operating expenses.
Total occupancy, furniture and equipment expenses were $10.0 million in the first quarter of 2024, $9.5 million in the fourth quarter of 2023, and $10.3 million in the first quarter of 2023. Expenses in the first quarter of 2024 included charges of $0.8 million associated with early lease terminations and consolidation of locations as part of the Company’s expense reduction initiative.
Marketing expenses totaled $2.7 million in the first quarter of 2024, $3.0 million in the fourth quarter of 2023, and $2.2 million in the first quarter of 2023.
Legal and professional fees for the first quarter of 2024 were $2.2 million, a decrease of $1.1 million, or 35%, compared to the fourth quarter of 2023, and a decrease of $5.3 million, or 71%, compared to the first quarter of 2023. There were no acquisition-related expenses in the first quarter of 2024 or the fourth quarter of 2023, compared to $4.8 million in the first quarter of 2023.

Provision for Credit Losses
The provision for credit losses was $1.4 million for the first quarter of 2024, compared to $4.0 million for the fourth quarter of 2023, and $31.6 million for the first quarter of 2023. The first quarter of 2023 included a $26.6 million day-one provision associated with the acquisition of Professional.

Income Taxes
For the first quarter of 2024, the Company recorded tax expense of $7.8 million, compared to $8.3 million in the fourth quarter of 2023 and $2.7 million in the first quarter of 2023. Lower income tax expense in the first quarter of 2024 compared to the fourth quarter of 2023 and the first quarter of 2023 is primarily due to lower pre-tax income.

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

Reconciliation of Non-GAAP Measures

	First	Fourth	First
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2024	2023	2023
Net income	$26,006	$29,543	$11,827

Total noninterest income	$20,497	$17,338	$22,445
Securities (gains) losses, net	(229)	2,437	(107)
BOLI benefits on death (included in other income)	—	—	(2,117)
Total adjustments to noninterest income	(229)	2,437	(2,224)
Adjusted noninterest income	$20,268	$19,775	$20,221

Total noninterest expense	$90,371	$86,367	$107,475
Merger related charges:
Salaries and wages	—	—	(4,240)
Outsourced data processing	—	—	(6,551)
Legal and professional fees	—	—	(4,789)
Other	—	—	(1,952)
Total merger related charges	—	—	(17,532)
Branch reductions and other expense initiatives[1]:
Salaries and wages	(2,073)	—	(539)
Outsourced data processing	(4,089)	—	—
Occupancy	(771)	—	—
Other	(161)	—	(752)
Total branch reductions and other expense initiatives[1]	(7,094)	—	(1,291)
Adjustments to noninterest expense	(7,094)	—	(18,823)
Adjusted noninterest expense[2]	$83,277	$86,367	$88,652

Income taxes	$7,830	$8,257	$2,697
Tax effect of adjustments	1,739	617	4,744
Adjusted income taxes	9,569	8,874	7,441
Adjusted net income[2]	$31,132	$31,363	$23,682

Earnings per diluted share, as reported	$0.31	$0.35	$0.15
Adjusted earnings per diluted share	0.37	0.37	0.29
Average diluted shares outstanding	85,270	85,336	80,717

Adjusted noninterest expense	$83,277	$86,367	$88,652
Provision for credit losses on unfunded commitments	(250)	—	(1,239)
Other real estate owned expense and net gain (loss) on sale	26	(573)	(195)
Amortization of intangibles	(6,292)	(6,888)	(6,727)
Net adjusted noninterest expense	$76,761	$78,906	$80,491

Net adjusted noninterest expense	$76,761	$78,906	$80,491
Average tangible assets	$13,865,245	$13,906,005	$13,197,282
Net adjusted noninterest expense to average tangible assets	2.23%	2.25%	2.47%

Revenue	$125,575	$128,157	$153,597
Total adjustments to revenue	(229)	2,437	(2,224)

	First	Fourth	First
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2024	2023	2023
Impact of FTE adjustment	220	216	199
Adjusted revenue on a fully taxable equivalent basis	$125,566	$130,810	$151,572
Adjusted efficiency ratio	61.13%	60.32%	53.10%

Net interest income	$105,078	$110,819	$131,152
Impact of FTE adjustment	220	216	199
Net interest income including FTE adjustment	105,298	111,035	131,351
Total noninterest income	20,497	17,338	22,445
Total noninterest expense less provision for credit losses on unfunded commitments	90,121	86,367	106,236
Pre-tax pre-provision earnings	35,674	42,006	47,560
Total adjustments to noninterest income	(229)	2,437	(2,224)
Total adjustments to noninterest expense including foreclosed property expense	7,068	573	19,018
Adjusted pre-tax pre-provision earnings[2]	$42,513	$45,016	$64,354

Average assets	$14,690,776	$14,738,034	$13,947,976
Less average goodwill and intangible assets	(825,531)	(832,029)	(750,694)
Average tangible assets	$13,865,245	$13,906,005	$13,197,282

Return on average assets (ROA)	0.71%	0.80%	0.34%
Impact of removing average intangible assets and related amortization	0.18	0.19	0.18
Return on average tangible assets (ROTA)	0.89	0.99	0.52
Impact of other adjustments for adjusted net income	0.15	0.05	0.36
Adjusted return on average tangible assets	1.04%	1.04%	0.88%

Pre-tax pre-provision return on average tangible assets	1.22%	1.39%	1.67%
Impact of adjustments on pre-tax pre-provision earnings	0.20	0.09	0.51
Adjusted pre-tax pre-provision return on average tangible assets[2]	1.42%	1.48%	2.18%

Average shareholders’ equity	$2,118,381	$2,058,912	$1,897,045
Less average goodwill and intangible assets	(825,531)	(832,029)	(750,694)
Average tangible equity	$1,292,850	$1,226,883	$1,146,351

Return on average shareholders’ equity	4.94%	5.69%	2.53%
Impact of removing average intangible assets and related amortization	4.61	5.53	3.43
Return on average tangible common equity (ROTCE)	9.55	11.22	5.96
Impact of other adjustments for adjusted net income	1.60	0.58	4.20
Adjusted return on average tangible common equity	11.15%	11.80%	10.16%

Loan interest income[3]	$147,308	$148,004	$135,341
Accretion on acquired loans	(10,595)	(11,324)	(15,942)
Loan interest income excluding accretion on acquired loans[3]	$136,713	$136,680	$119,399

Yield on loans[3]	5.90%	5.85%	5.86%
Impact of accretion on acquired loans	(0.42)	(0.45)	(0.69)
Yield on loans excluding accretion on acquired loans[3]	5.48%	5.40%	5.17%

	First	Fourth	First
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2024	2023	2023
Net interest income[3]	$105,298	$111,035	$131,351
Accretion on acquired loans	(10,595)	(11,324)	(15,942)
Net interest income excluding accretion on acquired loans[3]	$94,703	$99,711	$115,409

Net interest margin[3]	3.24%	3.36%	4.31%
Impact of accretion on acquired loans	(0.33)	(0.34)	(0.53)
Net interest margin excluding accretion on acquired loans[3]	2.91%	3.02%	3.78%

Securities interest income[3]	$22,434	$21,451	$19,375
Tax equivalent adjustment to securities	(7)	(13)	(26)
Securities interest income excluding tax equivalent adjustment	$22,427	$21,438	$19,349

Loan interest income[3]	$147,308	$148,004	$135,341
Tax equivalent adjustment to loans	(213)	(203)	(173)
Loan interest income excluding tax equivalent adjustment	$147,095	$147,801	$135,168

Net interest income[3]	$105,298	$111,035	$131,351
Tax equivalent adjustments to securities	(7)	(13)	(26)
Tax equivalent adjustments to loans	(213)	(203)	(173)
Net interest income excluding tax equivalent adjustments	$105,078	$110,819	$131,152
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company’s branch consolidation and other expense reduction strategies.
2As of 1Q’24, amortization of intangibles is excluded from adjustments to noninterest expense; prior periods have been updated to reflect the change.
3On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets as of March 31, 2024 were $14.8 billion, an increase of $0.2 billion, or 2%, from December 31, 2023.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in “Note 3 – Securities” of the Company’s condensed consolidated financial statements.
At March 31, 2024, the Company had $1.9 billion in AFS securities and $669.9 million in HTM securities. The Company’s total debt securities portfolio increased $103.0 million from December 31, 2023. During the three months ended March 31, 2024, the Company recognized a $4.1 million gain on the opportunistic sale of Visa Class B shares. The gain was offset by a partial repositioning of the securities portfolio, in which $86.8 million of securities were sold, with $3.8 million in realized losses. Additionally, during the three months ended March 31, 2024, there were $261.0 million of debt securities purchased and $61.2 million in paydowns and maturities over the same period.
Debt securities generally return principal and interest monthly. The modified duration of the AFS securities portfolio and the total portfolio was 4.5 and 4.9, respectively, at both March 31, 2024 and December 31, 2023.
At March 31, 2024, AFS securities had gross unrealized losses of $223.6 million and gross unrealized gains of $3.6 million, compared to gross unrealized losses of $217.7 million and gross unrealized gains of $4.4 million at December 31, 2023.

The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury securities, obligations of U.S. government agencies, and obligations of U.S. government sponsored entities totaled $2.2 billion, or 83%, of the total portfolio.
The portfolio includes $136.6 million, with a fair value of $126.2 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $127.0 million, with a fair value of $116.9 million, in private label residential securities with weighted average credit support of 23%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate residential mortgage loans. Commercial securities totaled $9.6 million, with a fair value of $9.2 million. These securities have weighted average credit support of 26%. The collateral underlying these mortgages are primarily pooled multifamily loans.
The Company also has invested $284.7 million in floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of March 31, 2024, all of the Company’s collateralized loan obligations were in AAA/AA tranches with weighted average credit support of 34%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
HTM securities consist solely of mortgage-backed securities and collateralized mortgage obligations guaranteed by U.S. government-sponsored entities, each of which is expected to recover any price depreciation over its holding period as the debt securities move to maturity. The Company has significant liquidity and available borrowing capacity through other sources if needed, and has the intent and ability to hold these investments to maturity.
At March 31, 2024, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at March 31, 2024, no allowance for credit losses has been recorded.

Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $10.0 billion at March 31, 2024, an $84.9 million, or 1%, decrease from December 31, 2023.
The Company remains committed to sound risk management procedures. Portfolio diversification in terms of asset mix, industry, and loan type has been and continues to be an important element of the Company’s lending strategy. The average loan size is only $332 thousand, and the average commercial loan size is only $742 thousand at March 31, 2024, reflecting the Company’s longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company’s exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).

The following tables detail loan portfolio composition at March 31, 2024 and December 31, 2023 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in “Note 4 - Loans”.

	March 31, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$454,591	$168,116	$539	$623,246
Commercial real estate - owner occupied	1,088,086	532,259	35,785	1,656,130
Commercial real estate - non-owner occupied	1,934,419	1,293,008	140,912	3,368,339
Residential real estate	1,756,236	745,349	19,814	2,521,399
Commercial and financial	1,216,045	305,200	44,954	1,566,199
Consumer	164,387	77,677	675	242,739
Totals	$6,613,764	$3,121,609	$242,679	$9,978,052

	December 31, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$519,426	$247,654	$542	$767,622
Commercial real estate - owner occupied	1,079,633	552,627	38,021	1,670,281
Commercial real estate - non-owner occupied	1,844,588	1,323,222	152,080	3,319,890
Residential real estate	1,714,748	710,129	20,815	2,445,692
Commercial and financial	1,237,090	318,683	52,115	1,607,888
Consumer	175,969	74,854	744	251,567
Totals	$6,571,454	$3,227,169	$264,317	$10,062,940
The amortized cost basis of loans included net deferred costs of $44.9 million at March 31, 2024 and $43.1 million at December 31, 2023. At March 31, 2024, the remaining fair value adjustments on acquired loans were $163.4 million, or 4.6%, of the outstanding acquired loan balances, compared to $174.0 million, or 4.8%, of the acquired loan balances at December 31, 2023. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Collateral types and characteristics of non-owner occupied commercial real estate (“CRE”) loans as of March 31, 2024 were as follows:

	March 31, 2024
(In thousands)	Balance	Balance % of Total Loans	Average Loan Size	30+ Days Past Due-Accruing	Non Accrual	Weighted Avg LTV[1]
Retail	$1,120,440	11.2%	$2,138	$—	$1,608	51%
Office	565,127	5.7	1,605	—	11,521	55
Multifamily 5+	370,342	3.7	1,824	3,208	—	52
Hotel/Motel	359,446	3.6	3,524	1,659	1,012	50
Industrial/Warehouse	364,790	3.7	1,771	—	831	54
Other	588,194	5.9	967	—	6,216	53
Total	$3,368,339	33.8%	$1,688	$4,867	$21,188	52%
[1]Loan-to-value is calculated based on the real estate value at the time of origination, renewal, or update, whichever is more recent.
CRE non-owner occupied loans increased by $48.4 million in the three months ended March 31, 2024, totaling $3.37 billion at March 31, 2024 compared to $3.32 billion at December 31, 2023. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is Retail properties, which totaled approximately $1.12 billion at March 31, 2024.

This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. Loans in this segment have a weighted average loan to value of 51% and an average loan size of $2.1 million. The second-largest segment in the non-owner occupied CRE portfolio is Office properties, which totaled $565.1 million at March 31, 2024. This segment targets low to mid-rise suburban offices and is broadly diversified across many types of professional services. There is limited exposure to central business districts. Loans in this segment have a weighted average loan to value of 55% and an average loan size of $1.6 million.
Owner-occupied CRE loans decreased by $14.2 million in the three months ended March 31, 2024 to $1.7 billion. Owner-occupied CRE is used by the owner, where the primary source of repayment is the cash flow from business operations housed within the property.
Commercial and financial loans are extended to commercial customers for working capital, physical asset expansion, asset acquisition or other business purposes. Balances decreased $41.7 million, or 3%, from December 31, 2023, totaling $1.6 billion at March 31, 2024.
Residential mortgage loans increased $75.7 million to $2.5 billion during the three months ended March 31, 2024. Included in the balance as of March 31, 2024, were $1.0 billion of fixed rate mortgages, $932.3 million of adjustable rate mortgages and $475.9 million in primarily floating rate home equity lines of credit (“HELOCs”), compared to $1.0 billion, $865.2 million and $488.2 million, respectively, at December 31, 2023. Borrowers in the residential real estate portfolio have an average credit score of 752. Substantially all residential originations have been underwritten to conventional loan agency standards, including loan balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 63%, with 33% of the loans being in first lien position at March 31, 2024, compared to an average LTV of 63%, with 35% of the portfolio being in the first lien position at December 31, 2023.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $8.8 million, or 4%, to total $242.7 million at March 31, 2024, compared to $251.6 million at December 31, 2023.
Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2024	2023	2023
Commercial/commercial real estate loan pipeline at period end	$498,617	$306,531	$289,162
Commercial/commercial real estate loans closed	260,032	334,229	320,209

SBA pipeline at period end	15,630	20,600	8,218
SBA originations	18,944	25,034	1,456

Residential pipeline - saleable at period end	9,279	2,657	6,614
Residential loans - sold	4,618	15,614	13,935

Residential pipeline - portfolio at period end	24,364	44,422	48,371
Residential loans - retained	36,412	41,186	90,058

Consumer pipeline at period end	25,057	18,745	38,742
Consumer originations	48,244	61,847	110,602
Commercial and commercial real estate originations during the first quarter of 2024 were $260.0 million, a decrease of $74.2 million, or 22%, compared to the fourth quarter of 2023, and a decrease of $60.2 million, or 19%, compared to the first quarter of 2023. Lower originations compared to the fourth quarter of 2023 were consistent with typical seasonality. Lower originations compared to the first quarter of 2023 were largely the result of the impact of higher rates on customer demand. Commercial and commercial real estate pipelines were $498.6 million as of March 31, 2024, an increase of 63% from $306.5 million at December 31, 2023, and an increase of 72% from $289.2 million at March 31, 2023.

SBA originations totaled $18.9 million during the first quarter of 2024, a decrease of $6.1 million compared to the fourth quarter of 2023, and an increase of $17.5 million compared to the first quarter of 2023.
Residential loans originated for sale in the secondary market totaled $4.6 million in the first quarter of 2024, compared to $15.6 million in the fourth quarter of 2023 and $13.9 million in the first quarter of 2023. Residential saleable pipelines were $9.3 million as of March 31, 2024, compared to $2.7 million as of December 31, 2023 and $6.6 million as of March 31, 2023.
Residential loan production retained in the portfolio for the first quarter of 2024 was $36.4 million, compared to $41.2 million in the fourth quarter of 2023 and $90.1 million in the first quarter of 2023. The pipeline of residential loans intended to be retained in the portfolio was $24.4 million as of March 31, 2024, compared to $44.4 million as of December 31, 2023, and $48.4 million as of March 31, 2023.
Consumer originations, which include HELOCs, totaled $48.2 million during the first quarter of 2024, compared to $61.8 million in the fourth quarter of 2023 and $110.6 million in the first quarter of 2023. The consumer pipeline was $25.1 million as of March 31, 2024, compared to $18.7 million as of December 31, 2023 and $38.7 million at March 31, 2023.
Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions to minimize credit risk concentration to capital. Outstanding balances for commercial and commercial real estate loan relationships greater than $10 million totaled $2.3 billion, representing 23% of the total portfolio, at both March 31, 2024 and December 31, 2023. The Company’s ten largest commercial and commercial real estate funded and unfunded relationships at March 31, 2024 aggregated to $552.1 million, of which $386.8 million was funded, compared to $505.7 million at December 31, 2023, of which $348.3 million was funded.
Concentrations in construction and land development loans and CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital were 39% and 236%, respectively, at March 31, 2024, compared to 48% and 244%, respectively, at December 31, 2023. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 36% and 222%, respectively, of total consolidated risk based capital as of March 31, 2024. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Borrower Modifications, Other Real Estate Owned and Credit Quality
Nonperforming assets (“NPAs”) at March 31, 2024 totaled $84.5 million, and were comprised of $77.2 million of nonaccrual loans, and $7.3 million of other real estate owned (“OREO”), including $7.0 million of branches taken out of service. Overall, NPAs increased $11.9 million, or 16%, from $72.7 million as of December 31, 2023. Nonperforming assets to total assets at March 31, 2024 increased to 0.57% from 0.50% at December 31, 2023.
Compared to December 31, 2023, nonaccrual loans increased $12.1 million, or 19%. Approximately 58% of nonaccrual loans were secured with real estate at March 31, 2024. Nonperforming loans to total loans outstanding at March 31, 2024 increased to 0.77% from 0.65% at December 31, 2023. See the tables below for the payment status of nonaccrual loans.

The table below sets forth details related to nonaccrual loans.

	March 31, 2024
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$419	$473	$892
Commercial real estate - owner occupied	3,069	8,153	11,222
Commercial real estate - non-owner occupied	19,264	1,923	21,187
Residential real estate	4,883	6,842	11,725
Commercial and financial	8,124	22,667	30,791
Consumer	888	500	1,388
Total	$36,647	$40,558	$77,205

	December 31, 2023
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$109	$715	$824
Commercial real estate - owner occupied	5,234	4,450	9,684
Commercial real estate - non-owner occupied	4,179	4,556	8,735
Residential real estate	3,864	6,122	9,986
Commercial and financial	7,304	27,389	34,693
Consumer	779	403	1,182
Total	$21,469	$43,635	$65,104
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
In certain circumstances, the Company provides modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as troubled borrower modifications (“TBMs”). Loans that were modified as TBMs during the three months ended March 31, 2024 are included in “Note 4 - Loans”.

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
During the three months ended March 31, 2024, the Company recorded provision expense of $1.4 million. The Company reported net charge-offs for the three months ended March 31, 2024 of $3.6 million.
The ratio of allowance for credit losses to total loans was 1.47% at March 31, 2024, 1.48% at December 31, 2023, and 1.54% at March 31, 2023.

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
Funding sources primarily include customer-based deposits, collateral-backed borrowings, brokered deposits, cash flows from operations, cash flows from the loan and investment portfolios and asset sales, primarily secondary marketing for residential real estate mortgages. Cash flows from operations are a significant component of liquidity risk management and the Company considers both deposit maturities and the scheduled cash flows from loan and investment maturities and payments when managing risk.
Cash and cash equivalents, including interest bearing deposits, totaled $682.7 million at March 31, 2024, compared to $447.2 million at December 31, 2023. Higher cash and cash equivalent balances at March 31, 2024 are consistent with the Company’s strategic balance sheet management.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Total uninsured deposits were estimated to be $4.2 billion at March 31, 2024, representing 35% of overall deposit accounts. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 29% of total deposits at March 31, 2024. The Company has liquidity sources as discussed below, including cash and lines of credit with the FRB and FHLB, that represent 138% of uninsured deposits, and 164% of uninsured and uncollateralized deposits.
In addition to $682.7 million in cash and cash equivalents at March 31, 2024, the Company had $5.1 billion in available borrowing capacity, including $4.4 billion in available collateralized lines of credit, $391.3 million of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $300.0 million. The Company may also access funding by acquiring brokered deposits. Brokered deposits at March 31, 2024 totaled $142.7 million compared to $122.3 million at December 31, 2023.
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the first quarter of 2024, Seacoast Bank distributed $15.1 million to the Company and, at March 31, 2024, is eligible to distribute dividends to the Company of approximately $138.7 million without prior regulatory approval. At March 31, 2024, the Company had cash and cash equivalents at the parent of approximately $101.5 million, compared to $101.7 million at December 31, 2023.

Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

	March 31,	December 31,
(In thousands, except ratios)	2024	2023
Noninterest demand	$3,555,401	$3,544,981
Interest-bearing demand	2,711,041	2,790,210
Money market	3,531,029	3,314,288
Savings	608,088	651,454
Time deposits	1,467,564	1,353,655
Brokered deposits	$142,717	$122,347
Total deposits	$12,015,840	$11,776,935

Customer sweep accounts	326,732	374,573

Total customer funding[1]	$12,199,855	$12,029,161

Noninterest demand deposits as % of total deposits	30%	30%
[1]Total deposits and customer sweep accounts, excluding brokered deposits.
The Company benefits from a diverse and granular deposit base that serves as a significant source of strength. Total deposits increased $238.9 million, or 2%, to $12.0 billion at March 31, 2024 compared to December 31, 2023.
Noninterest demand deposits represented 30% of total deposits at both March 31, 2024 and December 31, 2023. Transaction account balances (noninterest demand and interest-bearing demand) represented 52% of total deposits at March 31, 2024, compared to 54% at December 31, 2023.
Customer sweep accounts totaled $326.7 million at March 31, 2024, decreasing $47.8 million, or 13%, from December 31, 2023. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At March 31, 2024 and December 31, 2023, long-term debt included $72.3 million and $72.2 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company. At March 31, 2024, the average interest rate in effect on our outstanding subordinated debt related to trust preferred securities was 7.29%, compared to 7.34% at December 31, 2023. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. Under Basel III and FRB rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules.
In 2022, the Company acquired $12.3 million in senior debt through the acquisition of Apollo Bancshares, Inc. Contractual interest is paid on a semiannual basis at a fixed rate of 5.50% until April 30, 2025, at which point the rate converts to a floating rate of 3-month SOFR plus 533 basis points. The debt was recorded at fair value, resulting in a $0.4 million premium that is being amortized into interest expense over the remaining term to maturity.
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
Federal Home Loan Bank advances totaled $110.0 million at March 31, 2024 with a weighted average interest rate of 4.15%, compared to $50.0 million at December 31, 2023 with an interest rate of 3.23%.

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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $2.7 billion at both March 31, 2024 and December 31, 2023.
In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the FRB. There was no reserve requirement at March 31, 2024 or December 31, 2023.
Under FRB regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At March 31, 2024, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $184.1 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the three months ended March 31, 2024.
Capital Resources
The Company’s equity capital at March 31, 2024 increased $9.7 million from December 31, 2023 to $2.1 billion. Changes in equity included an increase from net income of $26.0 million, partially offset by the payment of common stock dividends totaling $15.3 million and a decrease in accumulated other comprehensive income of $4.1 million.
The ratio of shareholders’ equity to period end total assets was 14.28% and 14.46% at March 31, 2024 and December 31, 2023, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.25% and 9.31% at March 31, 2024 and December 31, 2023, respectively. Changes in the value of HTM securities are not reflected in shareholders’ equity under GAAP; however, illustratively, if all HTM securities were presented at fair value, the tangible common equity ratio would have been 8.59% at March 31, 2024 and 8.68% at December 31, 2023.
Activity in shareholders’ equity for the three months ended March 31, 2024 and 2023 follows:

(In thousands)	2024	2023
Beginning balance at December 31, 2023 and 2022	$2,108,086	$1,607,775
Net income	26,006	11,827
Common stock transactions related to stock based employee benefit plans	813	3,617
Issuance of common stock and conversion of options pursuant to acquisition	—	421,042
Stock based compensation expense	2,217	2,642
Dividends on common stock ($0.18 per share and $0.17 per share, respectively)	(15,294)	(14,419)
Change in accumulated other comprehensive income	(4,078)	18,600
Ending balance at March 31, 2024 and 2023	$2,117,750	$2,051,084

Capital ratios are well above regulatory requirements for well-capitalized institutions. Management’s use of risk-based capital ratios in its analysis of the Company’s capital adequacy are not GAAP financial measures. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies and Seacoast does not nor should investors consider such non-GAAP financial measures in isolation from, or as a substitute for GAAP financial information (see “Note 8 – Regulatory Capital”).

March 31, 2024	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	16.14%	15.18%	10.00%
Tier 1 Capital Ratio	14.69	13.93	8.00
Common Equity Tier 1 Ratio (CET1)	14.01	13.93	6.50
Leverage Ratio	11.06	10.49	5.00
[1]For subsidiary bank only.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $138.7 million of dividends to the Company.
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
The Company has paid quarterly dividends to the holders of its common stock since the second quarter of 2021. Whether the Company continues to pay quarterly dividends and the amount of any such dividends will be at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, and other factors that the Board of Directors may deem relevant.
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

Critical Accounting Policies and Estimates
The Company’s critical accounting policies are discussed in the MD&A in Seacoast’s Annual Report on Form 10-K for the year ended December 31, 2023. Significant accounting policies and changes in accounting principles and effects of recently issued accounting pronouncements are discussed in “Note 1 – Significant Accounting Policies” in Form 10-K for the year ended December 31, 2023. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1 – Basis of Presentation” in this report. There have been no changes to the Company’s critical accounting policies during 2024.

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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company's Asset and Liability Management Committee (“ALCO”) uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to assess the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to instantaneous changes in market rates and is monitored at least quarterly.
The following table presents the ALCO simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning April 1, 2024, holding all balances on the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve nor changes in balance sheet size or mix.

	% Change in Projected Baseline
	Net Interest Income
	March 31, 2024
Change in Interest Rates	1-12 months	13-24 months
+2.00%	(8.1)%	(7.6)%
+1.00%	(3.5)%	(3.1)%
Current	—%	—%
-1.00%	0.7%	—%
-2.00%	0.2%	(2.5%)
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

Change in Interest Rates	% Change in
Economic Value of
Equity
+2.00%	(14.1)%
+1.00%	(6.0)%
Current	—%
-1.00%	4.7%
-2.00%	8.0%
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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2024 and concluded that those disclosure controls and procedures are effective.
During the quarter ended March 31, 2024, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the three month period ended March 31, 2024, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
1/1/24 to 1/31/24	8,200	$28.46	—	$100,000
2/1/24 to 2/29/24	1,596	24.14	—	100,000
3/1/24 to 3/31/24	—	—	—	100,000
Total - 1st Quarter	9,796	$27.67	—	$100,000
[1]Includes shares that were repurchased to pay for the exercise of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the Company’s stock repurchase plan to repurchase shares.

On December 15, 2023, the Company’s Board of Directors authorized the renewal of the Company’s share repurchase program, under which the Company may, from time to time, purchase up to $100 million of its shares of outstanding common stock. Under the share repurchase program, which will expire on December 31, 2024, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date.
No shares of the Company’s common stock were repurchased under the program during the three months ended March 31, 2024.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Trading arrangements
On February 29, 2024, Dennis S. Hudson, III, a member of the Company’s Board of Directors, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Trading Plan”). The Trading Plan covers the sale of up to 60,000 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 91 days from the adoption of the Trading Plan or (2) the earlier of (a) the third business day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended March 31, 2024, or (b) 121 days after the plan adoption date, and will cease upon the earlier of January 31, 2025 or the sale of all shares subject to the Trading Plan.
There were no other Rule 10b5-1 or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company during the three months ended March 31, 2024.

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

Exhibit 3.1.10 Articles of Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8K, filed May 30, 2018.

Exhibit 3.1.11 Articles of Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8K, filed May 23, 2023.

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

Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 8, 2024	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

May 8, 2024	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer