Form 10-Q
period 2024-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2024-08-07
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR

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

Common Stock, $0.10 Par Value – 85,299,154 shares as of June 30, 2024

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest and fees on loans	$147,292	$148,265	$294,387	$283,433
Interest and dividends on securities	24,188	20,995	46,615	40,344
Interest on interest bearing deposits and other investments	8,328	5,023	14,512	8,497
Total Interest Income	179,808	174,283	355,514	332,274

Interest on deposits	51,319	27,183	98,853	43,216
Interest on time certificates	17,928	14,477	35,049	20,029
Interest on borrowed money	6,137	5,660	12,110	10,914
Total Interest Expense	75,384	47,320	146,012	74,159

Net Interest Income	104,424	126,963	209,502	258,115

Provision for credit losses	4,918	(764)	6,286	30,834

Net Interest Income after Provision for Credit Losses	99,506	127,727	203,216	227,281

Noninterest income:
Service charges on deposit accounts	5,342	4,560	10,302	8,802
Interchange income	1,940	5,066	3,828	9,760
Wealth management income	3,766	3,318	7,306	6,381
Mortgage banking fees	582	576	963	1,002
Insurance agency income	1,355	1,160	2,646	2,261
SBA gains	694	249	1,433	571
BOLI income	2,596	2,068	4,860	3,984
Other	5,953	4,755	11,158	11,329
	22,228	21,752	42,496	44,090
Securities (losses) gains, net	(44)	(176)	185	(69)
Total Noninterest Income	22,184	21,576	42,681	44,021

Noninterest expense:
Salaries and wages	38,937	45,155	79,241	92,771
Employee benefits	6,861	7,472	14,750	16,034
Outsourced data processing costs	8,210	20,222	20,328	34,775
Occupancy	7,180	8,583	15,217	16,602
Furniture and equipment	1,956	2,345	3,967	4,612
Marketing	3,266	2,047	5,921	4,285
Legal and professional fees	1,982	4,062	4,133	11,541
FDIC assessments	2,131	2,116	4,289	3,559
Amortization of intangibles	6,003	7,654	12,295	14,381
Other real estate owned expense and net (gain) loss on sale	(109)	(57)	(135)	138

Provision for credit losses on unfunded commitments	251	—	501	1,239
Other	5,869	8,266	12,401	15,403
Total Noninterest Expense	82,537	107,865	172,908	215,340

Income Before Income Taxes	39,153	41,438	72,989	55,962
Provision for income taxes	8,909	10,189	16,739	12,886
Net Income	$30,244	$31,249	$56,250	$43,076

Net income per share of common stock
Diluted	$0.36	$0.37	$0.66	$0.52
Basic	0.36	0.37	0.67	0.52
Average common shares outstanding
Diluted	84,816	85,536	84,799	83,260
Basic	84,341	85,022	84,260	82,600

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$30,244	$31,249	$56,250	$43,076

Other comprehensive income (loss):

Unrealized losses on available-for-sale securities, net of tax benefit of $1.2 million and $3.7 million for the three and six months ended June 30, 2024, respectively, and net of tax benefit of $7.1 million and $1.2 million for the three and six months ended June 30, 2023, respectively	$(3,579)	$(22,215)	$(11,495)	$(3,699)
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax benefit of $4 thousand and $7 thousand for the three and six months ended June 30, 2024, respectively, and net of tax benefit of $3 thousand and $6 thousand for the three and six months ended June 30, 2023, respectively	(10)	(11)	(21)	(21)
Reclassification adjustment for losses (gains) included in net income, net of tax benefit of $1.0 million and tax expense of $1 thousand for the six months ended June 30, 2024 and June 30, 2023, respectively	—	—	2,806	(4)
Unrealized (losses) gains on derivatives designated as fair value hedges, net of reclassifications to income, net of tax benefit of $0.2 million and tax expense of $0.2 million for the three and six months ended June 30, 2024, respectively, and net of tax expense of $1.6 million for the three and six months ended June 30, 2023, respectively	(465)	4,732	578	4,732
Unrealized gains on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $38 thousand and $71 thousand for the three and six months ended June 30, 2023, respectively	—	103	—	201
Total other comprehensive (loss) income	$(4,054)	$(17,391)	$(8,132)	$1,209

Comprehensive Income	$26,190	$13,858	$48,118	$44,285
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2024	2023
Assets
Cash and due from banks	$168,738	$167,511
Interest bearing deposits with other banks	580,787	279,671
Total cash and cash equivalents	749,525	447,182

Time deposits with other banks	7,856	5,857

Debt securities:
Securities available-for-sale (at fair value)	1,967,204	1,836,020
Securities held-to-maturity (fair value $527.3 million at June 30, 2024 and $558.4 million at December 31, 2023)	658,055	680,313
Total debt securities	2,625,259	2,516,333

Loans held for sale	5,975	4,391

Loans	10,038,508	10,062,940
Allowance for credit losses	(141,641)	(148,931)
Loans, net of allowance for credit losses	9,896,867	9,914,009

Bank premises and equipment, net	109,945	113,304
Other real estate owned	6,877	7,560
Goodwill	732,417	732,417
Other intangible assets, net	83,445	95,645
Bank owned life insurance	303,816	298,974
Net deferred tax assets	108,852	113,232
Other assets	321,779	331,345
Total Assets	$14,952,613	$14,580,249

Liabilities
Deposits	$12,116,118	$11,776,935
Securities sold under agreements to repurchase	262,103	374,573
Federal Home Loan Bank (“FHLB”) borrowings	180,000	50,000
Long-term debt, net	106,634	106,302
Other liabilities	157,377	164,353
Total Liabilities	12,822,232	12,472,163

Shareholders’ Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 86,003,198 and outstanding 85,299,154 at June 30, 2024, and authorized 120,000,000, issued 85,480,183 and outstanding 84,861,498 shares at December 31, 2023	8,530	8,486
Additional paid-in-capital	1,815,800	1,808,883
Retained earnings	492,805	467,305
Treasury stock	(18,744)	(16,710)
	2,298,391	2,267,964
Accumulated other comprehensive loss, net	(168,010)	(159,878)
Total Shareholders’ Equity	2,130,381	2,108,086
Total Liabilities and Shareholders’ Equity	$14,952,613	$14,580,249
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$56,250	$43,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,262	4,071
Accretion of discounts on securities, net	(1,455)	(424)
Amortization of operating lease right-of-use assets	4,087	3,961
Other amortization and accretion, net	1,068	(10,558)
Stock based compensation	6,105	7,096
Origination of loans designated for sale	(58,002)	(56,526)
Sale of loans designated for sale	59,240	55,710
Provision for credit losses	6,286	30,834
Deferred income taxes	6,933	(9,439)
Gain on securities	(185)	(69)
Gains on sale of loans	(3,435)	(1,828)
Gains on sale and write-downs of other real estate owned	(135)	(64)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	289	1,726
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease in other assets	7,204	14,511
Net decrease in other liabilities	(6,977)	(24,002)
Net cash provided by operating activities	$81,535	$58,075

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	144,875	107,590
Maturities and repayments of debt securities held-to-maturity	22,328	41,995
Proceeds from sale of debt securities available-for-sale	86,829	30,490
Purchases of debt securities available-for-sale	(376,726)	(22,402)
Maturities and redemptions of time deposits with other banks	1,483	249
Purchases of time deposits with other banks	(3,482)	—
Net new loans and principal repayments	12,219	53,434
Proceeds from the sale of loans held for investment	10,905	—
Proceeds from sale of other real estate owned	2,654	294
Proceeds from sale of FHLB and Federal Reserve Bank Stock	11,310	71,352
Purchase of FHLB and Federal Reserve Bank Stock	(17,538)	(87,273)
Proceeds from sale of Visa Class B shares	4,104	—
Net cash from bank acquisitions	—	141,674
Additions to bank premises and equipment	(2,939)	(8,827)
Net cash (used in) provided by investing activities	$(103,978)	$328,576

 See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash Flows from Financing Activities
Net increase in deposits	$339,184	$182,331
Net (decrease) increase in repurchase agreements	(112,470)	118,127
Net decrease in FHLB borrowings with original maturities of three months or less	—	(170,000)
Repayments of FHLB borrowings with original maturities of more than three months	(160,000)	(75,000)
Proceeds from FHLB borrowings with original maturities of more than three months	290,000	110,000
Stock based employee benefit plans	(298)	3,731
Repurchase of common stock	(880)	(45)
Dividends paid	(30,750)	(29,852)
Net cash provided by financing activities	$324,786	$139,292
Net increase in cash and cash equivalents	302,343	525,943
Cash and cash equivalents at beginning of period	447,182	201,940
Cash and cash equivalents at end of period	$749,525	$727,883

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$144,396	$67,991
Cash paid during the period for taxes	5,888	6,080
Recognition of operating lease right-of-use assets, other than through bank acquisitions, net of terminations	—	1,890
Recognition of operating lease liabilities, other than through bank acquisitions, net of terminations	—	1,902

Supplemental disclosure of non-cash investing activities:
Transfers from loans to other real estate owned	953	—
Transfers from bank premises to other real estate owned	883	5,455

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at March 31, 2024	84,935	$8,494	$1,811,941	$478,017	$(16,746)	$(163,956)	$2,117,750
Comprehensive income (loss)	—	—	—	30,244	—	(4,054)	26,190
Stock based compensation expense	—	—	3,888	—	—	—	3,888
Common stock transactions related to stock based employee benefit plans	404	36	(29)	—	(1,118)	—	(1,111)
Repurchase of common stock	(40)	—	—	—	(880)	—	(880)
Dividends on common stock ($0.18 per share)	—	—	—	(15,456)	—	—	(15,456)
Three months ended June 30, 2024	364	36	3,859	14,788	(1,998)	(4,054)	12,631
Balance at June 30, 2024	85,299	$8,530	$1,815,800	$492,805	$(18,744)	$(168,010)	$2,130,381

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2023	84,861	$8,486	$1,808,883	$467,305	$(16,710)	$(159,878)	$2,108,086
Comprehensive income (loss)	—	—	—	56,250	—	(8,132)	48,118
Stock based compensation expense	—	—	6,105	—	—	—	6,105
Common stock transactions related to stock based employee benefit plans	478	44	812	—	(1,154)	—	(298)
Repurchase of common stock	(40)	—	—	—	(880)	—	(880)
Dividends on common stock ($0.36 per share)	—	—	—	(30,750)	—	—	(30,750)
Six months ended June 30, 2024	438	44	6,917	25,500	(2,034)	(8,132)	22,295
Balance at June 30, 2024	85,299	$8,530	$1,815,800	$492,805	$(18,744)	$(168,010)	$2,130,381

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at March 31, 2023	84,609	$8,461	$1,803,898	$421,271	$(13,113)	$(169,433)	$2,051,084
Comprehensive income (loss)	—	—	—	31,249	—	(17,391)	13,858
Stock based compensation expense	—	—	4,454	—	—	—	4,454
Common stock transactions related to stock based employee benefit plans	377	38	(124)	—	(1,058)	—	(1,144)
Common stock issued for stock options	103	10	1,248	—	—	—	1,258
Repurchase of common stock	(3)	—	(45)	—	—	—	(45)
Dividends on common stock ($0.18 per share)	—	—	—	(15,433)	—	—	(15,433)
Three months ended June 30, 2023	477	48	5,533	15,816	(1,058)	(17,391)	2,948
Balance at June 30, 2023	85,086	$8,509	$1,809,431	$437,087	$(14,171)	$(186,824)	$2,054,032

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2022	71,618	$7,162	$1,377,802	$423,863	$(13,019)	$(188,033)	$1,607,775
Comprehensive income (loss)	—	—	—	43,076	—	1,209	44,285
Stock based compensation expense	—	—	7,096	—	—	—	7,096
Common stock transactions related to stock based employee benefit plans	448	46	(203)	—	(1,152)	—	(1,309)
Common stock issued for stock options	231	22	5,018	—	—	—	5,040
Repurchase of common stock	(3)	—	(45)	—	—	—	(45)
Issuance of common stock, pursuant to acquisitions	12,792	1,279	409,459	—	—	—	410,738
Conversion of options, pursuant to acquisitions	—	—	10,304	—	—	—	10,304
Dividends on common stock ($0.35 per share)	—	—	—	(29,852)	—	—	(29,852)
Six months ended June 30, 2023	13,468	1,347	431,629	13,224	(1,152)	1,209	446,257
Balance at June 30, 2023	85,086	$8,509	$1,809,431	$437,087	$(14,171)	$(186,824)	$2,054,032

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
Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

For the three and six months ended June 30, 2024, options to purchase shares of the Company’s common stock totaling 327,805 and 328,166, respectively, were anti-dilutive. For the three and six months ended June 30, 2023, options to purchase shares of the Company’s common stock totaling 400,998 and 368,169, respectively, were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Basic earnings per share
Net income	$30,244	$31,249	$56,250	$43,076
Average common shares outstanding	84,341	85,022	84,260	82,600
Net income per share	$0.36	$0.37	$0.67	$0.52

Diluted earnings per share
Net income	$30,244	$31,249	$56,250	$43,076
Average common shares outstanding	84,341	85,022	84,260	82,600
Add: Dilutive effect of employee restricted stock and stock options	475	514	539	660
Average diluted shares outstanding	84,816	85,536	84,799	83,260
Net income per share	$0.36	$0.37	$0.66	$0.52

Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$52,081	$84	$(526)	$51,639
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,410,486	930	(197,486)	1,213,930
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	315,649	1,508	(17,993)	299,164
Private mortgage-backed securities and collateralized mortgage obligations	131,251	60	(10,633)	120,678
Collateralized loan obligations	267,780	662	(82)	268,360
Obligations of state and political subdivisions	7,316	—	(1,362)	5,954
Other debt securities	7,389	90	—	7,479
Totals	$2,191,952	$3,334	$(228,082)	$1,967,204

Held-to-Maturity Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$568,957	$—	$(119,883)	$449,074
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	89,098	—	(10,845)	78,253
Totals	$658,055	$—	$(130,728)	$527,327

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$37,718	$205	$(478)	$37,445
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,152,753	780	(184,152)	969,381
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	385,013	2,824	(19,565)	368,272
Private mortgage-backed securities and collateralized mortgage obligations	135,878	36	(10,911)	125,003
Collateralized loan obligations	300,855	11	(1,411)	299,455
Obligations of state and political subdivisions	10,486	—	(1,096)	9,390
Other debt securities	26,599	576	(101)	27,074
Totals	$2,049,302	$4,432	$(217,714)	$1,836,020

Held-to-Maturity Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$590,676	$—	$(111,746)	$478,930
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	89,637	—	(10,208)	79,429
Totals	$680,313	$—	$(121,954)	$558,359
During each of the three months ended June 30, 2024 and June 30, 2023, there were no sales of securities. During the six months ended June 30, 2024, debt securities with a fair value of $86.8 million were sold, with gross losses of $3.8 million. During the six months ended June 30, 2023, debt securities with a fair value of $22.1 million obtained in the acquisition of Professional Holding Corp. (“Professional”) were sold. No gain or loss was recognized on the sale. There were $8.4 million in other sales of securities during the six months ended June 30, 2023, with gross gains of $24 thousand and gross losses of $19 thousand. Included in “Securities (losses) gains, net” are decreases of $44 thousand and $0.2 million, respectively, for the three and six months ended June 30, 2024, and decreases of $0.2 million and $0.1 million, respectively, for the three and six months ended June 30, 2023 in the value of investments in mutual funds that invest in Community Reinvestment Act (“CRA”)-qualified debt securities.
At June 30, 2024, debt securities with a fair value of $1.5 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities as of June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$1,175	$1,172
Due after one year through five years	—	—	5,916	5,879
Due after five years through ten years	—	—	29,891	29,763
Due after ten years	—	—	22,415	20,779
	—	—	59,397	57,593

Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	568,957	449,074	1,410,486	1,213,930
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	89,098	78,253	315,649	299,164
Private mortgage-backed securities and collateralized mortgage obligations	—	—	131,251	120,678
Collateralized loan obligations	—	—	267,780	268,360
Other debt securities	—	—	7,389	7,479
Totals	$658,055	$527,327	$2,191,952	$1,967,204
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

	June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$21,658	$(34)	$22,384	$(492)	$44,042	$(526)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	254,312	(2,037)	849,763	(195,449)	1,104,075	(197,486)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	16,902	(96)	207,786	(17,897)	224,688	(17,993)
Private mortgage-backed securities and collateralized mortgage obligations	7,720	(73)	108,756	(10,560)	116,476	(10,633)
Collateralized loan obligations	30,452	(48)	36,583	(34)	67,035	(82)
Obligations of state and political subdivisions	323	(9)	5,451	(1,353)	5,774	(1,362)
Totals	$331,366	$(2,297)	$1,230,724	$(225,785)	$1,562,090	$(228,082)
[1]Comprised of 414 individual securities.

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$24,933	$(143)	$3,594	$(335)	$28,527	$(478)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	91,867	(9,320)	826,324	(174,832)	918,191	(184,152)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	24,251	(1,270)	262,666	(18,295)	286,917	(19,565)
Private mortgage-backed securities and collateralized mortgage obligations	3,945	(69)	119,475	(10,842)	123,420	(10,911)
Collateralized loan obligations	60,087	(223)	232,545	(1,188)	292,632	(1,411)
Obligations of state and political subdivisions	326	(2)	9,064	(1,094)	9,390	(1,096)
Other debt securities	10,579	(101)	—	—	10,579	(101)
Totals	$215,988	$(11,128)	$1,453,668	$(206,586)	$1,669,656	$(217,714)
[1]Comprised of 504 individual securities.
At June 30, 2024, the Company had unrealized losses of $0.5 million on U.S. Treasury securities and obligations of U.S. government agencies having a fair value of $44.0 million. These securities are either explicitly or implicitly guaranteed by the full faith and credit of the U.S. government. The Company does not expect individual securities issued by the U.S. Treasury, a U.S. agency, or a sponsored U.S. agency to incur future losses of principal. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, on June 30, 2024, no allowance for credit losses has been recorded.
At June 30, 2024, the Company had unrealized losses of $215.5 million on commercial and residential mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.3 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, on June 30, 2024, no allowance for credit losses has been recorded.
At June 30, 2024, the Company had $10.6 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $116.5 million. The securities have a weighted average credit support of 22%. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2024, no allowance for credit losses has been recorded.
At June 30, 2024, the Company had $0.1 million of unrealized losses in floating rate collateralized loan obligations (“CLOs”) having a fair value of $67.0 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of June 30, 2024, all positions held by the Company are in AAA and AA tranches, with weighted average credit support of 38% and 30%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2024, no allowance for credit losses has been recorded.

At June 30, 2024, the Company had $1.4 million of unrealized losses on municipal securities having a fair value of $5.8 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. As a result, as of June 30, 2024, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments, and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if a default were to occur. As a result, as of June 30, 2024, no allowance for credit losses has been recorded. The Company has the intent and ability to hold these securities until maturity.
Included in Other Assets at June 30, 2024 and December 31, 2023 is $73.9 million and $67.7 million, respectively, of FHLB and Federal Reserve Bank (“FRB”) stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $7.2 million and $0.2 million, respectively, at June 30, 2024, and $7.9 million and $1.1 million, respectively, at December 31, 2023, is included in Other Assets. Also included in Other Assets are investments in CRA-qualified mutual funds carried at fair value of $13.5 million and $13.6 million at June 30, 2024 and December 31, 2023, respectively.
At December 31, 2023, the Company held 11,330 shares of Visa Class B stock. During the six months ended June 30, 2024, the Company sold all of its Visa Class B stock, receiving net proceeds of $4.1 million. The ownership of Visa stock was related to prior ownership in Visa’s network while Visa operated as a cooperative, and was recorded on the Company’s financial records at a zero basis.
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

The following tables present net loan balances by segment for portfolio loans, purchased credit deteriorated loans (“PCD”) and loans purchased which are not considered credit deteriorated (“Non-PCD”) as of:

	June 30, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$465,950	$127,049	$535	$593,534
Commercial real estate - owner occupied	1,103,074	518,502	34,815	1,656,391
Commercial real estate - non-owner occupied	2,023,683	1,262,412	137,171	3,423,266
Residential real estate	1,787,664	748,736	18,920	2,555,320
Commercial and financial	1,294,592	249,604	38,094	1,582,290
Consumer	159,096	68,229	382	227,707
Totals	$6,834,059	$2,974,532	$229,917	$10,038,508

	December 31, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$519,426	$247,654	$542	$767,622
Commercial real estate - owner occupied	1,079,633	552,627	38,021	1,670,281
Commercial real estate - non-owner occupied	1,844,588	1,323,222	152,080	3,319,890
Residential real estate	1,714,748	710,129	20,815	2,445,692
Commercial and financial	1,237,090	318,683	52,115	1,607,888
Consumer	175,969	74,854	744	251,567
Totals	$6,571,454	$3,227,169	$264,317	$10,062,940
The amortized cost basis of loans included net deferred costs of $45.5 million at June 30, 2024 and $43.1 million at December 31, 2023. At June 30, 2024, the remaining fair value adjustments on acquired loans were $151.4 million, or 4.5% of the outstanding acquired loan balances, compared to $174.0 million, or 4.8% of the acquired loan balances at December 31, 2023. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis. During the three and six months ended June 30, 2024, $9.1 million in loans previously held for investment were sold, resulting in a net gain of $0.9 million.
Accrued interest receivable is included within Other Assets and was $40.1 million and $39.4 million at June 30, 2024 and December 31, 2023, respectively.

The following tables present the status of net loan balances as of June 30, 2024 and December 31, 2023.

	June 30, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$465,162	$—	$—	$—	$788	$465,950
Commercial real estate - owner occupied	1,097,060	2,167	1,013	—	2,834	1,103,074
Commercial real estate - non-owner occupied	2,018,188	—	—	—	5,495	2,023,683
Residential real estate	1,769,247	8,837	2,047	440	7,093	1,787,664
Commercial and financial	1,279,345	4,856	405	49	9,937	1,294,592
Consumer	156,197	2,096	275	33	495	159,096
Total Portfolio Loans	$6,785,199	$17,956	$3,740	$522	$26,642	$6,834,059

Acquired Non-PCD Loans
Construction and land development	$126,422	$—	$—	$—	$627	$127,049
Commercial real estate - owner occupied	515,005	1,221	456	—	1,820	518,502
Commercial real estate - non-owner occupied	1,256,224	634	—	1,641	3,913	1,262,412
Residential real estate	740,817	3,085	367	—	4,467	748,736
Commercial and financial	245,824	247	40	35	3,458	249,604
Consumer	62,058	2,872	1,483	873	943	68,229
Total Acquired Non-PCD Loans	$2,946,350	$8,059	$2,346	$2,549	$15,228	$2,974,532

PCD Loans
Construction and land development	$441	$—	$—	$—	$94	$535
Commercial real estate - owner occupied	28,562	2,564	—	—	3,689	34,815
Commercial real estate - non-owner occupied	133,627	880	—	—	2,664	137,171
Residential real estate	16,785	654	293	8	1,180	18,920
Commercial and financial	27,702	—	—	—	10,392	38,094
Consumer	303	33	—	8	38	382
Total PCD Loans	$207,420	$4,131	$293	$16	$18,057	$229,917

Total Loans	$9,938,969	$30,146	$6,379	$3,087	$59,927	$10,038,508

	December 31, 2023
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$519,383	$19	$—	$—	$24	$519,426
Commercial real estate - owner occupied	1,078,732	—	—	—	901	1,079,633
Commercial real estate - non-owner occupied	1,840,485	685	—	—	3,418	1,844,588
Residential real estate	1,701,862	4,373	1,515	169	6,829	1,714,748
Commercial and financial	1,221,941	1,372	145	50	13,582	1,237,090
Consumer	174,798	763	290	—	118	175,969
Total Portfolio Loans	$6,537,201	$7,212	$1,950	$219	$24,872	$6,571,454

Acquired Non-PCD Loans
Construction and land development	$245,674	$891	$289	$—	$800	$247,654
Commercial real estate - owner occupied	545,374	1,691	133	—	5,429	552,627
Commercial real estate - non-owner occupied	1,310,100	11,577	—	—	1,545	1,323,222
Residential real estate	704,417	2,586	888	153	2,085	710,129
Commercial and financial	315,229	50	36	35	3,333	318,683
Consumer	71,986	568	618	618	1,064	74,854
Total Acquired Non-PCD Loans	$3,192,780	$17,363	$1,964	$806	$14,256	$3,227,169

PCD Loans
Construction and land development	$442	$100	$—	$—	$—	$542
Commercial real estate - owner occupied	34,667	—	—	—	3,354	38,021
Commercial real estate - non-owner occupied	148,308	—	—	—	3,772	152,080
Residential real estate	18,923	497	169	154	1,072	20,815
Commercial and financial	34,337	—	—	—	17,778	52,115
Consumer	651	85	8	—	—	744
Total PCD Loans	$237,328	$682	$177	$154	$25,976	$264,317

Total Loans	$9,967,309	$25,257	$4,091	$1,179	$65,104	$10,062,940

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is paid down to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized $0.7 million and $0.3 million in interest income on nonaccrual loans during the three months ended June 30, 2024 and June 30, 2023, respectively. The Company recognized $0.9 million and $0.4 million in interest income on nonaccrual loans during the six months ended June 30, 2024 and June 30, 2023, respectively.

The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	June 30, 2024
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$—	$1,509	$1,509	$302
Commercial real estate - owner occupied	3,299	5,044	8,343	832
Commercial real estate - non-owner occupied	8,834	3,238	12,072	1,507
Residential real estate	927	11,813	12,740	328
Commercial and financial	4,506	19,281	23,787	10,148
Consumer	—	1,476	1,476	233
Totals	$17,566	$42,361	$59,927	$13,350

	December 31, 2023
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$—	$824	$824	$—
Commercial real estate - owner occupied	4,859	4,825	9,684	41
Commercial real estate - non-owner occupied	3,938	4,797	8,735	230
Residential real estate	1,792	8,194	9,986	58
Commercial and financial	4,868	29,825	34,693	2,319
Consumer	—	1,182	1,182	257
Totals	$15,457	$49,647	$65,104	$2,905

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

The following tables present the risk rating of loans and year-to-date1 gross charge offs by year of origination as of:

	June 30, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$26,705	$107,013	$205,837	$69,649	$9,746	$39,959	$131,873	$590,782
Special Mention	—	—	770	—	—	78	—	848
Substandard	—	—	195	750	—	959	—	1,904
Doubtful	—	—	—	—	—	—	—	—
Total	$26,705	$107,013	$206,802	$70,399	$9,746	$40,996	$131,873	$593,534
Gross Charge Offs	$—	$—	$—	$—	$—	$1	$—	$1
Commercial real estate - owner occupied
Risk Ratings:
Pass	$64,345	$140,778	$280,676	$270,336	$161,759	$673,940	$19,251	$1,611,085
Special Mention	2,063	—	157	1,304	2,028	5,273	—	10,825
Substandard	—	1,073	5,104	1,223	6,883	20,198	—	34,481
Doubtful	—	—	—	—	—	—	—	—
Total	$66,408	$141,851	$285,937	$272,863	$170,670	$699,411	$19,251	$1,656,391
Gross Charge Offs	$—	$—	$179	$—	$—	$123	$—	$302
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$189,579	$234,744	$847,405	$636,745	$259,785	$1,116,502	$19,435	$3,304,195
Special Mention	—	—	20,317	6,370	20,264	26,249	—	73,200
Substandard	—	—	9,791	6,721	7,897	21,462	—	45,871
Doubtful	—	—	—	—	—	—	—	—
Total	$189,579	$234,744	$877,513	$649,836	$287,946	$1,164,213	$19,435	$3,423,266
Gross Charge Offs	$—	$—	$—	$—	$90	$13	$—	$103
Residential real estate
Risk Ratings:
Pass	$68,373	$174,105	$494,354	$650,808	$158,933	$471,713	$511,930	$2,530,216
Special Mention	—	418	—	—	—	553	9,083	10,054
Substandard	—	259	202	375	109	7,336	6,769	15,050
Doubtful	—	—	—	—	—	—	—	—
Total	$68,373	$174,782	$494,556	$651,183	$159,042	$479,602	$527,782	$2,555,320
Gross Charge Offs	$—	$—	$—	$—	$40	$56	$26	$122
Commercial and financial
Risk Ratings:
Pass	$151,632	$230,663	$304,742	$270,710	$100,737	$138,586	$323,386	$1,520,456
Special Mention	—	1,053	1,117	3,173	569	1,204	2,400	9,516
Substandard	—	—	4,171	12,124	6,417	12,693	5,548	40,953
Doubtful	—	—	5,737	5,628	—	—	—	11,365
Total	$151,632	$231,716	$315,767	$291,635	$107,723	$152,483	$331,334	$1,582,290
Gross Charge Offs	$—	$—	$2,646	$5,092	$—	$2,335	$533	$10,606
Consumer
Risk Ratings:
Pass	$7,343	$16,572	$44,213	$34,424	$15,967	$40,885	$62,330	$221,734
Special Mention	88	—	862	355	2	152	6	1,465
Substandard	—	238	2,606	1,227	80	357	—	4,508
Doubtful	—	—	—	—	—	—	—	—
Total	$7,431	$16,810	$47,681	$36,006	$16,049	$41,394	$62,336	$227,707
Gross Charge Offs	$208	$220	$1,587	$2,555	$167	$56	$126	$4,919
Consolidated
Total	$510,128	$906,916	$2,228,256	$1,971,922	$751,176	$2,578,099	$1,092,011	$10,038,508
Gross Charge Offs	$208	$220	$4,412	$7,647	$297	$2,584	$685	$16,053

1 Represents gross charge-offs for the six months ended June 30, 2024.

	December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$80,750	$295,043	$107,158	$20,199	$21,942	$28,902	$210,716	$764,710
Special Mention	—	1,407	—	—	—	393	289	2,089
Substandard	—	—	—	—	—	499	324	823
Doubtful	—	—	—	—	—	—	—	—
Total	$80,750	$296,450	$107,158	$20,199	$21,942	$29,794	$211,329	$767,622
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied
Risk Ratings:
Pass	$145,642	$272,384	$281,870	$165,475	$171,897	$551,177	$36,952	$1,625,397
Special Mention	—	159	1,335	—	524	9,122	1	11,141
Substandard	—	6,024	1,057	6,991	7,116	12,491	64	33,743
Doubtful	—	—	—	—	—	—	—	—
Total	$145,642	$278,567	$284,262	$172,466	$179,537	$572,790	$37,017	$1,670,281
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$234,226	$784,525	$657,499	$288,747	$397,031	$841,062	$25,954	$3,229,044
Special Mention	—	29,381	2,092	2,964	—	12,120	—	46,557
Substandard	—	685	8,723	9,398	10,427	14,806	250	44,289
Doubtful	—	—	—	—	—	—	—	—
Total	$234,226	$814,591	$668,314	$301,109	$407,458	$867,988	$26,204	$3,319,890
Gross Charge Offs	$—	$—	$11	$—	$—	$—	$109	$120
Residential real estate
Risk Ratings:
Pass	$177,000	$450,366	$649,086	$160,889	$95,288	$413,719	$479,047	$2,425,395
Special Mention	208	—	—	—	58	482	4,004	4,752
Substandard	95	—	919	123	314	8,960	5,134	15,545
Doubtful	—	—	—	—	—	—	—	—
Total	$177,303	$450,366	$650,005	$161,012	$95,660	$423,161	$488,185	$2,445,692
Gross Charge Offs	$—	$—	$—	$44	$—	$159	$153	$356
Commercial and financial
Risk Ratings:
Pass	$315,560	$336,071	$333,113	$127,069	$66,165	$89,002	$269,108	$1,536,088
Special Mention	136	2,167	1,064	1,005	503	1,103	2,191	8,169
Substandard	—	18,558	21,643	1,380	5,889	11,842	3,961	63,273
Doubtful	—	—	—	—	—	358	—	358
Total	$315,696	$356,796	$355,820	$129,454	$72,557	$102,305	$275,260	$1,607,888
Gross Charge Offs	$1,198	$117	$659	$3,007	$582	$12,584	$418	$18,565
Consumer
Risk Ratings:
Pass	$20,557	$66,699	$45,534	$19,747	$20,300	$19,080	$56,473	$248,390
Special Mention	5	334	279	77	5	194	65	959
Substandard	66	930	891	103	51	177	—	2,218
Doubtful	—	—	—	—	—	—	—	—
Total	$20,628	$67,963	$46,704	$19,927	$20,356	$19,451	$56,538	$251,567
Gross Charge Offs	$74	$1,910	$2,218	$362	$263	$666	$261	$5,754
Consolidated
Total	$974,245	$2,264,733	$2,112,263	$804,167	$797,510	$2,015,489	$1,094,533	$10,062,940
Gross Charge Offs	$1,272	$2,027	$2,888	$3,413	$845	$13,409	$941	$24,795

1 Represents gross charge-offs for the year ended December 31, 2023.
Troubled Borrower Modifications
The following table presents the amortized cost of troubled borrower modification (“TBM”) loans that were modified during the six months ended June 30, 2024. There were five loans with an amortized cost of $0.9 million modified as a TBM during the six months ended June 30, 2023.

	June 30, 2024
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total[1]	% of Total Class of Loans
Commercial real estate - owner occupied	$3,257	$—	$3,257	0.20%
Commercial real estate - non-owner occupied	794	3,203	3,997	0.12%
Residential real estate	—	130	130	0.01%
Commercial and financial	2,543	1,293	3,836	0.24%
Consumer	—	967	967	0.42%
Totals	$6,594	$5,593	$12,187	0.12%
1At June 30, 2024, there were no unfunded lending related commitments associated with TBMs.
The following table presents the payment status of TBM loans that were modified in the twelve months prior to June 30, 2024.

	June 30, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Commercial real estate - owner occupied	$98	$520	$—	$—	$2,738	$3,356
Commercial real estate - non-owner occupied	—	—	—	—	3,997	3,997
Residential real estate	125	—	—	—	99	224
Commercial and financial	3,151	—	—	—	7,410	10,561
Consumer	907	640	304	207	165	2,223
Totals	$4,281	$1,160	$304	$207	$14,409	$20,361
TBM loans modified in the prior 12 months with a payment default during the six months ending June 30, 2024 were immaterial.

Note 5 – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended June 30, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$7,001	$(1,515)	$(1)	$8	$5,493
Commercial real estate - owner occupied	10,017	1,866	(302)	1	11,582
Commercial real estate - non-owner occupied	46,601	(1,254)	(19)	106	45,434
Residential real estate	38,628	638	(122)	65	39,209
Commercial and financial	30,707	4,706	(7,950)	966	28,429
Consumer	13,715	477	(3,031)	333	11,494
Totals	$146,669	$4,918	$(11,425)	$1,479	$141,641

	Three Months Ended June 30, 2023
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period [1]	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,540	$—	$414	$—	$6	$6,960
Commercial real estate - owner occupied	6,292	—	125	—	1	6,418
Commercial real estate - non-owner occupied	53,575	—	423	—	105	54,103
Residential real estate	39,894	—	(3,248)	(109)	173	36,710
Commercial and financial	31,593	5,544	2,202	(727)	1,660	40,272
Consumer	17,746	—	(680)	(1,904)	90	15,252
Totals	$155,640	$5,544	$(764)	$(2,740)	$2,035	$159,715
[1] Amount represents a measurement period adjustment of a PCD loan acquired through the acquisition of Professional. See Note 11 - Business Combinations.

	Six Months Ended June 30, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$8,637	$(3,155)	$(1)	$12	$5,493
Commercial real estate - owner occupied	5,529	6,350	(302)	5	11,582
Commercial real estate - non-owner occupied	48,288	(2,875)	(103)	124	45,434
Residential real estate	39,016	7	(122)	308	39,209
Commercial and financial	34,343	3,205	(10,606)	1,487	28,429
Consumer	13,118	2,754	(4,919)	541	11,494
Totals	$148,931	$6,286	$(16,053)	$2,477	$141,641

	Six Months Ended June 30, 2023
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,464	$5	$483	$—	$8	$6,960
Commercial real estate - owner occupied	6,051	139	226	—	2	6,418
Commercial real estate - non-owner occupied	43,258	647	10,138	(109)	169	54,103
Residential real estate	29,605	400	6,650	(268)	323	36,710
Commercial and financial	15,648	17,527	8,616	(3,369)	1,850	40,272
Consumer	12,869	161	4,721	(2,599)	100	15,252
Totals	$113,895	$18,879	$30,834	$(6,345)	$2,452	$159,715

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
As of June 30, 2024 and December 31, 2023, the Company utilized a multiple scenario model comprised of a blend of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the scenarios, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions. Outcomes could differ from the scenarios utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.
The following section discusses changes in the level of the allowance for credit losses for the three months ended June 30, 2024.
In the Construction and Land Development segment, the decrease in the allowance is due to an improvement in the forecast for macroeconomic factors and a decrease in loan balances. In this segment, the primary source of repayment is typically from proceeds of the sale or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, the allowance increased due to continued uncertainty in connection with commercial real estate valuations broadly. Risk characteristics include but are not limited to, collateral type, note structure and loan seasoning.

In the Commercial Real Estate - Non Owner-Occupied segment, the decrease in the allowance is primarily attributed to improvement in the forecast for macroeconomic factors, partially offset by higher loan balances. Repayment is often dependent upon rental income from the successful operation of the underlying property or from the sale of the property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.

The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. The increase in the allowance is due to an increase in loan balances. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, loan to value ratios, and loan seasoning.

In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The decrease in the allowance is due to charge-offs of previously established reserves on a small number of individually evaluated loans. Industry, collateral type, estimated collateral values, and loan seasoning are among the relevant factors in assessing expected losses.

Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. The decrease in the allowance is due to a decrease in loan balances.

Note 6 – Derivatives
Interest Rate Contracts
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
Interest Rate Swaps Designated as Fair Value Hedges
The Company has entered into interest rate swap contracts to hedge the risk of changes in fair value of the AFS securities portfolio due to changes in the Secured Overnight Financing Rate (“SOFR”). The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in other comprehensive income. These derivative instruments are primarily for risk management purposes. For the three and six months ended June 30, 2024, the Company recognized, through other comprehensive income, net losses of $0.6 million and net gains of $0.8 million, respectively, and reclassified net gains of $0.1 million and $45 thousand, respectively, out of accumulated other comprehensive income into interest income. For each of the three and six months ended June 30, 2023, the Company recognized net gains through other comprehensive income of $6.3 million, and reclassified net gains of $0.1 million out of accumulated other comprehensive income into interest income.
The Company has entered into interest rate swap contracts to hedge the risk of changes in the fair value of a pool of residential mortgages due to changes in SOFR. These fair values hedges utilize the portfolio layer method. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in interest income. These derivative instruments are primarily for risk management purposes. For the three and six months ended June 30, 2024, the Company recognized gains through interest income of $0.5 million and $0.9 million, respectively.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2024
Interest rate contracts[1]	$686,682	$28,274	Other Assets and Other Liabilities
Securities fair value hedges	400,000	3,502	Other Assets
Residential mortgage fair value hedges	200,000	894	Other Assets

December 31, 2023
Interest rate contracts[1]	$605,735	$28,804	Other Assets and Other Liabilities
Securities fair value hedges	400,000	2,677	Other Assets
Residential mortgage fair value hedges	200,000	75	Other Liabilities
[1]Interest rate contracts include risk participation agreements with notional amounts of $18.4 million and $9.4 million at June 30, 2024, and December 31, 2023, respectively with nominal fair value in both periods.

The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Securities available-for-sale [1]	$534,976	$584,108	$3,424	$2,643
Loans, net [2]	614,394	633,693	897	44
1 At June 30, 2024, and December 31, 2023, the amortized cost basis and unallocated basis adjustments used in hedging relationships was $638.7 million and $680.6 million, respectively. Refer to “Note 3 - Securities” for a reconciliation of the amortized cost and fair value of AFS securities.

[2] These amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2024 and December 31, 2023, the portfolio layer method was $200 million, of which $200 million was designated as hedged.

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	June 30, 2024	December 31, 2023
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$ 375,101	$396,378

Note 8 – Regulatory Capital
The Company is well-capitalized and at June 30, 2024, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the Common Equity Tier 1 “(CET1)” capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well-capitalized banks under the regulatory framework for prompt corrective action.

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

Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2024 and December 31, 2023 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2024
Financial Assets
Debt securities available-for-sale[1]	$1,967,204	$192	$1,967,012	$—
Derivative financial instruments[2]	32,670	—	32,670	—
Loans held for sale[2]	5,975	—	5,975	—
Loans[3]	1,701	—	—	1,701
Other real estate owned[3]	6,877	—	—	6,877
Equity securities[4]	13,462	13,462	—	—
Financial Liabilities
Derivative financial instruments[2]	$28,274	$—	$28,274	$—

At December 31, 2023
Financial Assets
Debt securities available-for-sale[1]	$1,836,020	$192	$1,835,828	$—
Derivative financial instruments[2]	31,481	—	31,481	—
Loans held for sale[2]	4,391	—	4,391	—
Loans[3]	15,242	—	—	15,242
Other real estate owned[3]	7,560	—	—	7,560
Equity securities[4]	13,623	13,623	—	—
Financial Liabilities
Derivative financial instruments[2]	$28,879	$—	$28,879	$—
[1]See “Note 3 – Securities” for further detail of fair value of individual investment categories.
[2]Recurring fair value basis determined using observable market data.
[3]Fair value is measured on a nonrecurring basis.
[4]Investment in shares of mutual funds that invest primarily in CRA-qualified debt securities, reported at fair value in Other Assets. Recurring fair value basis is determined using market quotations.
Loans and other real estate owned: Fair values of collateral-dependent real estate loans and other real estate owned are based on recent real estate appraisals less estimated costs of sale. Evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time but none were made by management. As such, the fair values of these loans and properties are considered Level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $3.2 million with a specific reserve of $1.5 million at June 30, 2024, compared to $17.8 million with a specific reserve of $2.6 million at December 31, 2023.
For recurring fair value measurements, transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the six months ended June 30, 2024, there were no such transfers.
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 16 - Fair Value” of the Annual Report on Form 10-K for the year ended December 31, 2023.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of June 30, 2024 and December 31, 2023 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Financial Assets
Held-to-maturity debt securities[1]	$658,055	$—	$527,327	$—
Time deposits with other banks	7,856	—	7,809	—
Loans, net	9,895,166	—	—	9,677,401
Financial Liabilities
Deposits	12,116,118	—	—	12,115,159
FHLB borrowings	180,000	—	179,676	—
Long-term debt	106,634	—	100,860	—

December 31, 2023

Held-to-maturity debt securities[1]	$680,313	$—	$558,359	$—
Time deposits with other banks	5,857	—	5,756	—
Loans, net	9,898,767	—	—	9,805,693
Financial Liabilities
Deposits	11,776,935	—	—	11,775,613
FHLB borrowings	50,000	—	49,745	—
Long-term debt	109,458	—	100,851	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2024 and December 31, 2023:
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
As part of the acquisition of Professional, options to purchase shares of Seacoast common stock were granted to replace outstanding Professional options. These options were fully vested upon acquisition. The full value of the replacement options, $10.3 million, was associated with pre-combination service and was therefore included in the calculation of the total purchase consideration.

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
Acquisition Costs
Acquisition costs included in the Company's income statement for the three and six months ended June 30, 2023 were $15.6 million and $33.2 million, respectively.

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
The emphasis of this discussion will be on the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2024 compared to December 31, 2023.
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
•Governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve, as well as legislative, tax and regulatory changes including proposed overdraft and late fee caps, including those that impact the money supply and inflation;
•The risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities, and interest rate sensitive assets and liabilities;
•Interest rate risks (including the impact of interest rates on macroeconomic conditions, customer and client behavior, and on our net interest income), as well as the impact of prolonged elevated interest rates on our financial projections and models, sensitivities, and the shape of the yield curve;
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
•Seacoast’s ability to comply with any regulatory requirements and the risk that the regulatory environment may not be conducive to or may prohibit or delay the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit;
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
•The Company’s ability to identify and address increased cybersecurity risks, including those impacting vendors and other third parties which may be exacerbated by developments in generative artificial intelligence;
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
•The effects of war or other conflicts, acts of terrorism, natural disasters, including hurricanes in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
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
•A deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the federal budget and economic policy;
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

Results of Operations
Seacoast provides integrated financial services including commercial and consumer banking, wealth management, and mortgage services to customers at 77 full-service branches across Florida, and through advanced mobile and online banking solutions. The Company’s financial results in the second quarter of 2024 include emerging loan growth and stabilizing deposit costs, supporting an improved outlook for net interest income. Growth in noninterest income continues, and with significant cost-saving initiatives now complete, Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Highlights include:
•Net income of $30.2 million, or $0.36 per average diluted share, an increase of 16% from the prior quarter.
•Pre-tax pre-provision earnings on an adjusted basis1 increased $2.0 million to $44.5 million from the prior quarter.
•Demonstrating the Company’s consistent focus on driving efficiency while making investments for organic growth, adjusted noninterest expense1 is down 10% from the prior year quarter.
•Continued success in the wealth management division, with assets under management increasing 12% year to date to reach a record $1.9 billion.
•Continued growth in lending pipelines, with the overall pipeline increasing to $834.4 million.
•Asset quality remains well controlled, including a reduction in nonperforming loans compared to the prior quarter.
•Tangible book value per share increased to $15.41.
•Strong capital position, with a Tier 1 capital ratio of 14.8%, and a tangible common equity to tangible assets ratio of 9.3%.

As the Company completes its transition from a successful period of sequential bank acquisitions, the most recent of which was integrated in the second quarter of 2023, the renewed focus on organic customer growth is generating momentum across all markets and business segments.

For the second quarter of 2024, the Company reported net income of $30.2 million, or $0.36 per average diluted share, an increase of $4.2 million, or 16%, from the first quarter of 2024 and a decrease of $1.0 million, or 3%, compared to the second quarter of 2023. Adjusted net income1 for the second quarter of 2024 totaled $30.3 million, or $0.36 per average diluted share, a decrease of $0.9 million, or 3%, compared to the first quarter of 2024 and a decrease of $13.2 million, or 30%, compared to the second quarter of 2023. For the six months ended June 30, 2024, net income totaled $56.3 million, or $0.66 per average diluted share, an
1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

increase of $13.2 million, or 31%, compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, adjusted net income1 totaled $61.4 million, or $0.72 per average diluted share, compared to $67.7 million, or $0.81 per average diluted share for the six months ended June 30, 2023.

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
	2024	2024	2023	2024	2023
Return on average tangible assets	1.00%	0.89%	1.06%	0.94%	0.80%
Return on average tangible shareholders’ equity	10.75	9.55	12.08	10.15	9.14
Efficiency ratio	60.21	66.78	67.34	63.48	66.37

Adjusted return on average tangible assets[1]	1.00%	1.04%	1.41%	1.02%	1.16%
Adjusted return on average tangible shareholders’ equity[1]	10.76	11.15	16.08	10.95	13.32
Adjusted efficiency ratio[1]	60.21	61.13	56.44	60.67	54.76
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Net Interest Income and Margin
Net interest income for the second quarter of 2024 totaled $104.4 million, a modest decrease of $0.7 million, or 1%, compared to the first quarter of 2024, and a decrease of $22.5 million, or 18%, compared to the second quarter of 2023. The decrease from the prior quarter reflects higher interest expense on deposits resulting from growth in deposit balances and the impact of the continued elevated rate environment. The decrease was partially offset by higher yields on loans and securities. The decrease from the prior year is primarily due to the higher cost of deposits. For the six months ended June 30, 2024, net interest income totaled $209.5 million, a decrease of $48.6 million, or 19%, compared to the six months ended June 30, 2023.

Net interest income (on a fully taxable equivalent basis)1 for the second quarter of 2024 was $104.7 million, a decrease of $0.6 million, or 1%, compared to the first quarter of 2024, and a decrease of $22.5 million, or 18%, compared to the second quarter of 2023. Accretion on acquired loans totaled $10.2 million for the second quarter of 2024, compared to $10.6 million for the first quarter of 2024, and $14.6 million for the second quarter of 2023. For the six months ended June 30, 2024, net interest income (on a fully taxable equivalent basis)1 was $210.0 million, a decrease of $48.6 million, or 1%, compared to the six months ended June 30, 2023.
Net interest margin (on a fully taxable equivalent basis)1 decreased six basis points from 3.24% in the first quarter of 2024 to 3.18% in the second quarter of 2024, and decreased 68 basis points from 3.86% in the second quarter of 2023, largely driven by the growth in deposit costs. Compared to the first quarter of 2024, securities yields increased 22 basis points in the second quarter of 2024 to 3.69% and compared to the second quarter of 2023, increased 56 basis points. The yield on loans increased to 5.93% for the second quarter of 2024 from 5.90% in the first quarter of 2024 and from 5.89% in the second quarter of 2023, reflecting the impact of a higher interest rate environment. The effect on net interest margin of accretion of purchase discounts on acquired loans was an increase of 30 basis points for the second quarter of 2024, 33 basis points in the first quarter, and 44 basis points in the second quarter of 2023. The cost of deposits was 2.31% in the second quarter of 2024, compared to 2.19% in the first quarter of 2024, and 1.38% in the second quarter of 2023.
For the six months ended June 30, 2024, net interest margin (on a fully taxable equivalent basis)1 decreased 88 basis points to 3.21% compared to the six months ended June 30, 2023, largely driven by the growth in deposit costs. The yield on total loans increased from 5.88% for the six months ended June 30, 2023 to 5.92% for the six months ended June 30, 2024, reflecting the impact of the higher interest rate environment. The yield on securities was 3.59% for the six months ended June 30, 2024, compared to 2.99% for the six months ended June 30, 2023, also reflecting the impact of a higher interest rate environment. The effect on net interest margin of accretion of purchase discounts on acquired loans was an increase of 31 basis points for the six months ended June 30, 2024, and 49 basis points for the six months ended June 30, 2023. The cost of deposits was 2.25% for the six months ended June 30, 2024, an increase of 116 basis points compared to the six months ended June 30, 2023.
The following table details the trend for net interest income and margin results (on a fully taxable equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Second quarter 2024	$104,657	3.18%	5.47%	3.33%
First quarter 2024	105,298	3.24%	5.41%	3.20%
Second quarter 2023	127,153	3.86%	5.30%	2.26%

Six months ended June 30, 2024	209,954	3.21%	5.44%	3.26%
Six months ended June 30, 2023	258,504	4.09%	5.26%	1.87%
1On a fully taxable equivalent basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Average loans decreased $29.5 million for the second quarter of 2024 compared to the first quarter of 2024, and decreased $96.1 million, or 1%, from the second quarter of 2023. For the six months ended June 30, 2024, average loans increased $282.7 million, or 3%, from the six months ended June 30, 2023.
Average loans as a percentage of average earning assets totaled 76% for the second quarter of 2024, 77% for the first quarter of 2024 and 76% for the second quarter of 2023. For each of the six months ended June 30, 2024 and June 30, 2023, average loans as a percentage of average earning assets totaled 76%.

During the second quarter of 2024, average investment securities increased $50.3 million, or 2%, compared to the first quarter of 2024, and decreased $54.1 million, or 2.0%, compared to the second quarter of 2023. Securities yields increased 22 basis points to 3.69% during the second quarter of 2024 from 3.47% in the first quarter of 2024, benefiting from recent purchases. For the six months ended June 30, 2024, average investment securities were $2.6 billion, a decrease of $92.8 million, or 3%, compared to the six months ended June 30, 2023.
The cost of average interest-bearing liabilities increased 13 basis points in the second quarter of 2024 to 3.33% from 3.20% in the first quarter of 2024, and increased 107 basis points from 2.26% in the second quarter of 2023. The cost of average total deposits (including noninterest bearing demand deposits) was 2.31% in the second quarter of 2024, 2.19% in the first quarter of

2024 and 1.38% in the second quarter of 2023. For the six months ended June 30, 2024, the cost of average total deposits (including noninterest bearing demand deposits) was 2.25% compared to 1.09% for the six months ended June 30, 2023.
During the second quarter of 2024, average transaction deposits (noninterest and interest-bearing demand) decreased $91.7 million, or 1%, compared to the first quarter of 2024 and decreased $804.4 million, or 12%, compared to the second quarter of 2023. For the six months ended June 30, 2024, average transaction deposits decreased $672.3 million, or 10%, compared to the six months ended June 30, 2023. The Company’s deposit mix remains favorable, with 87% of average deposit balances comprised of savings, money market, and demand deposits for the six months ended June 30, 2024.
Average balances of sweep repurchase agreements with customers decreased $39.8 million, or 12%, from the first quarter of 2024 and increased $48.8 million, or 20%, compared to the second quarter of 2023. The average rate on customer sweep repurchase accounts was 3.68% for the second quarter of 2024, compared to 3.71% for the first quarter of 2024, and 2.61% for the second quarter of 2023. For the six months ended June 30, 2024, the average balance was $313.5 million compared to an average balance of $209.4 million for the six months ended June 30, 2023 with average rates of 3.70% and 2.37%, respectively.
The Company had an average balance of $149.2 million in FHLB borrowings outstanding for the second quarter of 2024, with an average interest rate of 4.29%, compared to $102.4 million for the first quarter of 2024, with an average interest rate of 3.77%, and $251.6 million for the second quarter of 2023, with an average interest rate of 3.62%. The Company had an average balance of $125.8 million in FHLB borrowings outstanding for the six months ended June 30, 2024, with an average interest rate of 4.08%, compared to $266.9 million for the six months ended June 30, 2023, with an average interest rate of 3.81%.
Long-term debt balances averaged $106.5 million in the second quarter of 2024, $106.4 million in the first quarter of 2024, and $105.9 million in the second quarter of 2023. The average rate on long-term debt for the second quarter of 2024 was 7.03%, a decrease of 28 basis points compared to the first quarter of 2024 and an increase of 23 basis points compared to the second quarter of 2023. For the six months ended June 30, 2024, long-term debt averaged $106.5 million, compared to $102.2 million for the six months ended June 30, 2023. The average rate on long-term debt for the six months ended June 30, 2024 was 7.17%, an increase of 44 basis points compared to the six months ended June 30, 2023. The long-term debt is comprised of trust preferred securities issued by subsidiary trusts of the Company, and notes assumed in bank acquisitions in 2022 and 2023.
The following tables detail average balances, net interest income and margin results (on a fully taxable equivalent basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

		2024						2023
		Second Quarter			First Quarter			Second Quarter
		Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)		Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	`	$2,629,716	$24,155	3.69%	$2,578,938	$22,393	3.47%	$2,673,633	$20,898	3.13%
Nontaxable		5,423	40	2.97	5,907	41	2.75	15,621	120	3.08
Total Securities		2,635,139	24,195	3.69	2,584,845	22,434	3.47	2,689,254	21,018	3.13

Federal funds sold		510,401	6,967	5.49	370,494	5,056	5.49	327,433	4,313	5.28
Interest bearing deposits with other banks and other investments		98,942	1,361	5.53	95,619	1,128	4.74	90,783	710	3.14
Total Loans, net		10,005,122	147,518	5.93	10,034,658	147,308	5.90	10,101,228	148,432	5.89
Total Earning Assets		13,249,604	180,041	5.47	13,085,616	175,926	5.41	13,208,698	174,473	5.30

Allowance for credit losses		(146,380)			(148,422)			(156,207)
Cash and due from banks		168,439			166,734			165,625
Premises and equipment, net		110,709			112,391			117,726
Intangible assets		818,914			825,531			842,988
Bank owned life insurance		302,165			299,765			293,251
Other assets including deferred tax assets		336,256			349,161			415,208
Total Assets		$14,839,707			$14,690,776			$14,887,289

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand		$2,670,569	$14,946	2.25%	$2,719,334	$15,266	2.26%	$2,666,314	$7,560	1.14%
Savings		584,490	560	0.39	628,329	540	0.35	906,936	427	0.19
Money market		3,665,858	35,813	3.93	3,409,310	31,728	3.74	2,806,672	19,196	2.74
Time deposits		1,631,290	17,928	4.42	1,590,070	17,121	4.33	1,425,344	14,477	4.07
Securities sold under agreements to repurchase		293,603	2,683	3.68	333,386	3,079	3.71	244,824	1,593	2.61
Federal Home Loan Bank borrowings		149,234	1,592	4.29	102,418	960	3.77	251,596	2,272	3.62
Long-term debt, net		106,532	1,862	7.03	106,373	1,934	7.31	105,861	1,795	6.80
Total Interest-Bearing Liabilities		9,101,576	75,384	3.33	8,889,220	70,628	3.20	8,407,547	47,320	2.26
Noninterest demand		3,485,603			3,528,489			4,294,251
Other liabilities		134,900			154,686			114,962
Total Liabilities		12,722,079			12,572,395			12,816,760

Shareholders’ equity		2,117,628			2,118,381			2,070,529

Total Liabilities & Equity		$14,839,707			$14,690,776			$14,887,289

Cost of deposits				2.31%			2.19%			1.38%
Interest expense as a % of earning assets				2.29%			2.17%			1.44%
Net interest income as a % of earning assets			$104,657	3.18%		$105,298	3.24%		$127,153	3.86%

1On a fully taxable equivalent basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2024			2023
	Six Months Ended June 30,			Six Months Ended June 30,
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$2,604,327	$46,548	3.59%	$2,686,804	$40,142	2.99%
Nontaxable	5,665	81	2.88	15,944	251	3.15
Total Securities	2,609,992	46,629	3.59	2,702,748	40,393	2.99

Federal funds sold	440,448	12,023	5.49	228,491	5,787	5.11
Interest bearing deposits with other banks and other investments	97,281	2,489	5.15	90,750	2,710	6.02
Total Loans, net	10,019,890	294,825	5.92	9,737,236	283,773	5.88
Total Earning Assets	13,167,611	355,966	5.44	12,759,225	332,663	5.26

Allowance for credit losses	(147,401)			(148,143)
Cash and due from banks	167,586			193,811
Premises and equipment, net	111,550			116,909
Intangible assets	822,222			797,096
Bank owned life insurance	300,965			283,936
Other assets including deferred tax assets	342,708			417,393
Total Assets	$14,765,241			$14,420,227

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,694,952	$30,212	2.25%	$2,559,805	$10,767	0.85%
Savings	606,410	1,100	0.36	979,674	827	0.17
Money market	3,537,584	67,541	3.84	2,760,207	31,622	2.31
Time deposits	1,610,680	35,049	4.38	1,120,576	20,029	3.60
Securities sold under agreements to repurchase	313,494	5,762	3.70	209,358	2,456	2.37
Federal Home Loan Bank borrowings	125,826	2,552	4.08	266,935	5,048	3.81
Long-term debt, net	106,453	3,796	7.17	102,164	3,410	6.73
Total Interest-Bearing Liabilities	8,995,399	146,012	3.26	7,998,719	74,159	1.87
Noninterest demand	3,507,046			4,314,498
Other liabilities	144,791			122,746
Total Liabilities	12,647,236			12,435,963

Shareholders' equity	2,118,005			1,984,264

Total Liabilities & Equity	$14,765,241			$14,420,227

Cost of deposits			2.25%			1.09%
Interest expense as a % of earning assets			2.23%			1.17%
Net interest income as a % of earning assets		$209,954	3.21%		$258,504	4.09%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $22.2 million for the second quarter of 2024, an increase of $1.7 million, or 8%, compared to the first quarter of 2024 and an increase of $0.6 million, or 3% from the second quarter of 2023. Noninterest income totaled $42.7 million for the six months ended June 30, 2024, a decrease of $1.3 million, or 3%, compared to the six months ended June 30, 2023.
Noninterest income is detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2024	2024	2023	2024	2023
Service charges on deposit accounts	$5,342	$4,960	$4,560	$10,302	$8,802
Interchange income	1,940	1,888	5,066	3,828	9,760
Wealth management income	3,766	3,540	3,318	7,306	6,381
Mortgage banking fees	582	381	576	963	1,002
Insurance agency income	1,355	1,291	1,160	2,646	2,261
SBA gains	694	739	249	1,433	571
BOLI income	2,596	2,264	2,068	4,860	3,984
Other	5,953	5,205	4,755	11,158	11,329
	22,228	20,268	21,752	42,496	44,090
Securities (losses) gains, net	(44)	229	(176)	185	(69)
Total	$22,184	$20,497	$21,576	$42,681	$44,021
Service charges on deposits were $5.3 million in the second quarter of 2024, compared to $5.0 million in the first quarter of 2024, and $4.6 million in the second quarter of 2023. For the six months ended June 30, 2024, service charges on deposits totaled $10.3 million, an increase of $1.5 million, or 17%, compared to the six months ended June 30, 2023. Our investments in talent and market expansion across the state have resulted in continued growth in treasury management services to commercial customers.
Interchange income increased $0.1 million, or 3%, compared to the first quarter of 2024 and decreased $3.1 million, or 62%, compared to the second quarter of 2023. The decrease compared to the prior year quarter is due to the impact of the Durbin amendment, which became effective for the first time for the Company on July 1, 2023, limiting network interchange fees earned on debit card transactions. For the six months ended June 30, 2024, interchange income totaled $3.8 million, a decrease of $5.9 million, or 61%, compared to the six months ended June 30, 2023.
Wealth management income, including trust fees and brokerage commissions and fees, was $3.8 million in the second quarter of 2024, compared to $3.5 million for the first quarter of 2024 and $3.3 million for the second quarter of 2023. For the six months ended June 30, 2024, wealth management income totaled $7.3 million, an increase of $0.9 million, or 14%, compared to the six months ended June 30, 2023. The wealth management division continues to demonstrate success in building relationships, and assets under management have increased $202.8 million, or 12%, from December 31, 2023, to $1.9 billion.
Insurance agency income increased $0.1 million, or 5%, compared to the first quarter of 2024 and totaled $1.4 million for the three months ended June 30, 2024. For the six months ended June 30, 2024, insurance agency income totaled $2.6 million, an increase of $0.4 million, or 17%, compared to the six months ended June 30, 2023, reflecting continued growth and expansion of insurance services.
Bank owned life insurance (“BOLI”) income was $2.6 million for the second quarter of 2024, compared to $2.3 million for the first quarter of 2024 and $2.1 million for the second quarter of 2023. For the six months ended June 30, 2024, BOLI income totaled $4.9 million, an increase of $0.9 million, or 22%, compared to the six months ended June 30, 2023, with policy exchanges executed in the first quarter of 2024 resulting in improved ongoing yields.
Other income was $6.0 million in the second quarter of 2024, an increase of $0.7 million, or 14%, compared to the first quarter of 2024, and an increase of $1.2 million, or 25%, compared to the second quarter of 2023. The second quarter of 2024 includes a gain on the sale of a single nonperforming commercial real estate loan. For the six months ended June 30, 2024, other income totaled $11.2 million, a decrease of $0.2 million, or 2%, compared to the six months ended June 30, 2023.

Net securities activity resulted in losses of $44 thousand during the second quarter of 2024, gains of $0.2 million in the first quarter of 2024, and losses of $0.2 million in the second quarter of 2023. The first quarter of 2024 included gains of $4.1 million on the sale of the Company’s holdings of Visa Class B stock, which was largely offset by losses of $3.8 million on the sale of $86.8 million, or 3%, of the bank’s investment securities portfolio. The proceeds were reinvested at a yield of 5.53%, with an expected earnback on the trade of 1.9 years.
Noninterest Expenses
Noninterest expense for the second quarter of 2024 totaled $82.5 million, a decrease of $7.8 million, or 9%, compared to the first quarter of 2024, and a decrease of $25.3 million, or 23%, from the second quarter of 2023. For the six months ended June 30, 2024, noninterest expense totaled $172.9 million, a decrease of $42.4 million, or 20%, compared to the six months ended June 30, 2023. The decreases can be attributed to the completion of cost-saving initiatives and prudent management of expenses while strategically investing to support continued growth, benefiting nearly every category of expense. Noninterest expenses are detailed as follows:

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(In thousands)	2024	2024	2023	2024	2023
Salaries and wages	$38,937	$40,304	$45,155	$79,241	$92,771
Employee benefits	6,861	7,889	7,472	14,750	16,034
Outsourced data processing costs	8,210	12,118	20,222	20,328	34,775
Occupancy	7,180	8,037	8,583	15,217	16,602
Furniture and equipment	1,956	2,011	2,345	3,967	4,612
Marketing	3,266	2,655	2,047	5,921	4,285
Legal and professional fees	1,982	2,151	4,062	4,133	11,541
FDIC assessments	2,131	2,158	2,116	4,289	3,559
Amortization of intangibles	6,003	6,292	7,654	12,295	14,381
Other real estate owned expense and net (gain) loss on sale	(109)	(26)	(57)	(135)	138
Provision for credit losses on unfunded commitments	251	250	—	501	1,239
Other	5,869	6,532	8,266	12,401	15,403
Total	$82,537	$90,371	$107,865	$172,908	$215,340
Salaries and wages totaled $38.9 million for the second quarter of 2024, $40.3 million for the first quarter of 2024, and $45.2 million for the second quarter of 2023. The first quarter of 2024 included $2.1 million in severance-related expenses arising from a reduction in the workforce. For the six months ended June 30, 2024, salaries and wages totaled $79.2 million, a decrease of $13.5 million, or 15%, compared to the six months ended June 30, 2023. The company continues to prioritize investment in growth-focused talent.

During the second quarter of 2024, employee benefits, which include costs associated with the Company’s self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $6.9 million, a decrease of $1.0 million, or 13%, compared to the first quarter of 2024, and a decrease of $0.6 million, or 8%, compared to the second quarter of 2023. The decrease compared to the first quarter of 2024 reflects higher seasonal payroll taxes and 401(k) contributions impacting the first quarter. The decrease compared to the second quarter of 2023 is related to reductions in the workforce. For the six months ended June 30, 2024, employee benefit costs totaled $14.8 million, a decrease of $1.3 million, or 8%, compared to the six months ended June 30, 2023.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $8.2 million, $12.1 million, and $20.2 million for the second quarter of 2024, first quarter of 2024, and second quarter of 2023, respectively. The Company incurred one-time charges of $4.1 million early in the first quarter of 2024 associated with consolidation activities, leading to a comparative decline in expense in these categories in the second quarter of 2024. For the six months ended June 30, 2024, outsourced data processing costs totaled $20.3 million, a decrease of $14.4 million, or 42%, compared to the six months ended June 30, 2023. The 2023 period included $17.5 million in costs directly associated with bank acquisitions.

Total occupancy and furniture and equipment expenses were $9.1 million in the second quarter of 2024, $10.0 million in the first quarter of 2024, and $10.9 million in the second quarter of 2023. The first quarter of 2024 included charges of $0.8 million associated with early lease terminations and consolidation of locations as part of the Company’s expense reduction initiative. For the six months ended June 30, 2024, occupancy and furniture and equipment expenses totaled $19.2 million, a decrease of $2.0 million, or 10%, compared to the six months ended June 30, 2023.
Marketing expenses totaled $3.3 million in the second quarter of 2024, $2.7 million in the first quarter of 2024, and $2.0 million in the second quarter of 2023. For the six months ended June 30, 2024, marketing expenses totaled $5.9 million, an increase of $1.6 million, or 38%, compared to the six months ended June 30, 2023. Planned investments in branding and in marketing campaigns across the state led to higher marketing expenses.
Legal and professional fees for the second quarter of 2024 were $2.0 million, a decrease of $0.2 million, or 8%, compared to the first quarter of 2024, and a decrease of $2.1 million, or 51%, compared to the second quarter of 2023, which included $1.7 million in acquisition-related expenses. For the six months ended June 30, 2024, legal and professional fees totaled $4.1 million, a decrease of $7.4 million, or 64%, compared to the six months ended June 30, 2023. The 2023 period included $6.5 million in costs directly associated with bank acquisitions.
Provision for Credit Losses
The provision for credit losses was $4.9 million for the second quarter of 2024, compared to $1.4 million for the first quarter of 2024, and a net benefit of $0.8 million for the second quarter of 2023. For the six months ended June 30, 2024, provision for credit losses was $6.3 million, compared to $30.8 million for the six months ended June 30, 2023. The first quarter of 2023 included a $26.6 million day-one provision recorded in conjunction with the Professional acquisition.
Income Taxes
For the second quarter of 2024, the Company recorded tax expense of $8.9 million, an increase of $1.1 million, or 14%, compared to the first quarter of 2024 and a decrease of $1.3 million, or 13%, compared to the second quarter of 2023. The effective tax rate for the second quarter of 2024 was 22.8%, compared to 24.6% in the first quarter of 2024 and 23.1% in the second quarter of 2023. For the six months ended June 30, 2024, tax expense totaled $16.7 million, an increase of $3.9 million, or 30%, compared to the six months ended June 30, 2023, with an effective tax rate of 22.9% for the six months ended June 30, 2024, compared to 23.0% for the six months ended June 30, 2023.
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

Reconciliation of Non-GAAP Measures

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(Amounts in thousands, except per share data)	2024	2024	2023	2024	2023
Net income	$30,244	$26,006	$31,249	$56,250	$43,076

Total noninterest income	$22,184	$20,497	$21,576	$42,681	$44,021
Securities losses (gains), net	44	(229)	176	(185)	69
BOLI benefits on death (included in other income)	—	—	—	—	(2,117)
Total adjustments to noninterest income	44	(229)	176	(185)	(2,048)
Total adjusted noninterest income	$22,228	$20,268	$21,752	$42,496	$41,973

Total noninterest expense	$82,537	$90,371	$107,865	$172,908	$215,340
Merger related charges:
Salaries and wages	—	—	(1,573)	—	(5,813)
Outsourced data processing	—	—	(10,904)	—	(17,455)
Legal and professional fees	—	—	(1,664)	—	(6,453)
Other	—	—	(1,507)	—	(3,459)
Total merger related charges	—	—	(15,648)	—	(33,180)
Branch reductions and other expense initiatives[1]:
Salaries and wages	—	(2,073)	(462)	(2,073)	(1,081)
Outsourced data processing	—	(4,089)	—	(4,089)	—
Occupancy	—	(771)	—	(771)	(774)
Other	—	(161)	(109)	(161)	(7)
Total branch reductions and other expense initiatives[1]	—	(7,094)	(571)	(7,094)	(1,862)
Adjustments to noninterest expense	—	(7,094)	(16,219)	(7,094)	(35,042)
Adjusted noninterest expense[2]	$82,537	$83,277	$91,646	$165,814	$180,298

Income taxes	$8,909	$7,830	$10,189	$16,739	$12,886
Tax effect of adjustments	11	1,739	4,155	1,751	8,362
Adjusted income taxes	8,920	9,569	14,344	18,490	21,248
Adjusted net income[2]	$30,277	$31,132	$43,489	$61,408	$67,708

Earnings per diluted share, as reported	$0.36	$0.31	$0.37	$0.66	$0.52
Adjusted earnings per diluted share	0.36	0.37	0.51	0.72	0.81
Average diluted shares outstanding	84,816	85,270	85,536	84,799	83,260

Adjusted noninterest expense	$82,537	$83,277	$91,646	$165,814	$180,298
Provision for credit losses on unfunded commitments	(251)	(250)	—	(501)	(1,239)
Other real estate owned expense and net gain (loss) on sale	109	26	57	135	(138)
Amortization of intangibles	(6,003)	(6,292)	(7,654)	(12,295)	(14,381)
Net adjusted noninterest expense	$76,392	$76,761	$84,049	$153,153	$164,540

Net adjusted noninterest expense	$76,392	$76,761	$84,049	$153,153	$165,540
Average tangible assets	$14,020,793	$13,865,245	$14,044,301	$13,943,019	$13,623,131
Net adjusted noninterest expense to average tangible assets	2.19%	2.23%	2.40%	2.21%	2.44%

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(Amounts in thousands, except per share data)	2024	2024	2023	2024	2023
Net revenue	$126,608	$125,575	$148,539	$252,183	$302,136
Total adjustments to net revenue	44	(229)	176	(185)	(2,048)
Impact of FTE adjustment	233	220	190	452	389
Adjusted net revenue on a fully taxable equivalent basis	$126,885	$125,566	$148,905	$252,450	$300,477
Adjusted efficiency ratio	60.21%	61.13%	56.44%	60.67%	54.76%

Net interest income	$104,424	$105,078	$126,963	$209,502	$258,115
Impact of FTE adjustment	233	220	190	452	389
Net interest income including FTE adjustment	104,657	105,298	127,153	209,954	258,504
Total noninterest income	22,184	20,497	21,576	42,681	44,021
Total noninterest expense less provision for credit losses on unfunded commitments	82,286	90,121	107,865	172,407	214,101
Pre-tax pre-provision earnings	44,555	35,674	40,864	80,228	88,424
Total adjustments to noninterest income	44	(229)	176	(185)	(2,048)
Total adjustments to noninterest expense including other real estate owned expense and net (gain) loss on sale	(109)	7,068	16,162	6,959	35,180
Adjusted pre-tax pre-provision earnings[2]	$44,490	$42,513	$57,202	$87,002	$121,556

Average assets	$14,839,707	$14,690,776	$14,887,289	$14,765,241	$14,420,227
Less average goodwill and intangible assets	(818,914)	(825,531)	(842,988)	(822,222)	(797,096)
Average tangible assets	$14,020,793	$13,865,245	$14,044,301	$13,943,019	$13,623,131

Return on average assets (ROA)	0.82%	0.71%	0.84%	0.77%	0.60%
Impact of removing average intangible assets and related amortization	0.18	0.18	0.22	0.17	0.20
Return on average tangible assets (ROTA)	1.00	0.89	1.06	0.94	0.80
Impact of other adjustments for adjusted net income	—	0.15	0.35	0.08	0.36
Adjusted return on average tangible assets	1.00%	1.04%	1.41%	1.02%	1.16%

Pre-tax pre-provision return on average tangible assets	1.45%	1.22%	1.39%	1.33%	1.52%
Impact of adjustments on pre-tax pre-provision earnings	—	0.20	0.46	0.10	0.49
Adjusted pre-tax pre-provision return on average tangible assets[2]	1.45%	1.42%	1.85%	1.43%	2.01%

Average shareholders’ equity	$2,117,628	$2,118,381	$2,070,529	$2,118,005	$1,984,264
Less average goodwill and intangible assets	(818,914)	(825,531)	(842,988)	(822,222)	(797,096)
Average tangible equity	$1,298,714	$1,292,850	$1,227,541	$1,295,783	$1,187,168

Return on average shareholders’ equity	5.74%	4.94%	6.05%	5.34%	4.38%
Impact of removing average intangible assets and related amortization	5.01	4.61	6.03	4.81	4.76
Return on average tangible common equity (ROTCE)	10.75	9.55	12.08	10.15	9.14
Impact of other adjustments for adjusted net income	0.01	1.60	4.00	0.80	4.18
Adjusted return on average tangible common equity	10.76%	11.15%	16.08%	10.95%	13.32%

	Second	First	Second	Six Months Ended
	Quarter	Quarter	Quarter	June 30,
(Amounts in thousands, except per share data)	2024	2024	2023	2024	2023
Loan interest income[3]	$147,518	$147,308	$148,432	$294,826	$283,773
Accretion on acquired loans	(10,178)	(10,595)	(14,580)	(20,773)	(30,522)
Loan interest income excluding accretion on acquired loans[3]	$137,340	$136,713	$133,852	$274,053	$253,251

Yield on loans[3]	5.93%	5.90%	5.89%	5.92%	5.88%
Impact of accretion on acquired loans	(0.41)	(0.42)	(0.58)	(0.42)	(0.64)
Yield on loans excluding accretion on acquired loans[3]	5.52%	5.48%	5.31%	5.50%	5.24%

Net interest income[3]	$104,657	$105,298	$127,153	$209,954	$258,504
Accretion on acquired loans	(10,178)	(10,595)	(14,580)	(20,773)	(30,522)
Net interest income excluding accretion on acquired loans[3]	$94,479	$94,703	$112,573	$189,181	$227,982

Net interest margin[3]	3.18%	3.24%	3.86%	3.21%	4.09%
Impact of accretion on acquired loans	(0.30)	(0.33)	(0.44)	(0.31)	(0.49)
Net interest margin excluding accretion on acquired loans[3]	2.87%	2.91%	3.42%	2.89%	3.60%

Securities interest income[3]	$24,195	$22,434	$21,018	$46,629	$40,393
Fully taxable equivalent adjustment to securities	(7)	(7)	(23)	(14)	(49)
Securities interest income excluding fully taxable equivalent adjustment	$24,188	$22,427	$20,995	$46,615	$40,344

Loan interest income[3]	$147,518	$147,308	$148,432	$294,825	$283,773
Fully taxable equivalent adjustment to loans	(226)	(213)	(167)	(438)	(340)
Loan interest income excluding fully taxable equivalent adjustment	$147,292	$147,095	$148,265	$294,387	$283,433

Net interest income[3]	$104,657	$105,298	$127,153	$209,954	$258,504
Fully taxable equivalent adjustments to securities	(7)	(7)	(23)	(14)	(49)
Fully taxable equivalent adjustments to loans	(226)	(213)	(167)	(438)	(340)
Net interest income excluding fully taxable equivalent adjustments	$104,424	$105,078	$126,963	$209,502	$258,115
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
Financial Condition
Total assets as of June 30, 2024 were $15.0 billion, an increase of $372.4 million, or 3%, from December 31, 2023.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in “Note 3 – Securities” of the Company’s condensed consolidated financial statements.
At June 30, 2024, the Company had $2.0 billion in AFS securities and $658.1 million in HTM securities. The Company’s total debt securities portfolio increased $108.9 million from December 31, 2023. During the first quarter of 2024, the Company recognized a $4.1 million gain on the opportunistic sale of its Visa Class B shares. The gain was offset by a partial repositioning of the securities portfolio, in which $86.8 million of securities were sold, with $3.8 million in realized losses. During the six months ended June 30, 2024, there were $376.7 million of debt securities purchased and $167.2 million in paydowns and maturities over the same period.
Debt securities generally return principal and interest monthly. The modified duration of the AFS securities portfolio and the total portfolio was 4.5 and 4.8, respectively, at June 30, 2024 compared to 4.5 and 4.9, respectively, at December 31, 2023.
At June 30, 2024, AFS securities had gross unrealized losses of $228.1 million and gross unrealized gains of $3.3 million, compared to gross unrealized losses of $217.7 million and gross unrealized gains of $4.4 million at December 31, 2023.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury securities, obligations of U.S. government agencies, and obligations of U.S. government sponsored entities totaled $2.2 billion, or 85%, of the total portfolio.
The portfolio includes $131.3 million, with a fair value of $120.7 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $121.6 million, with a fair value of $111.4 million, in private label residential securities with weighted average credit support of 23%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate residential mortgage loans. Commercial securities totaled $9.6 million, with a fair value of $9.2 million. These securities have weighted average credit support of 22%. The collateral underlying these mortgages are primarily pooled multifamily loans.
The Company also has invested $267.8 million in floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of June 30, 2024, all of the Company’s collateralized loan obligations were in AAA/AA tranches with weighted average credit support of 34%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
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
At June 30, 2024, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at June 30, 2024, no allowance for credit losses has been recorded.

Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $10.0 billion at June 30, 2024, a $24.4 million, or 0.2%, decrease from December 31, 2023.
The Company remains committed to sound risk management procedures. Portfolio diversification in terms of asset mix, industry, and loan type has been and continues to be an important element of the Company’s lending strategy. The average loan size is only $345 thousand, and the average commercial loan size is only $758 thousand at June 30, 2024, reflecting the Company’s longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company’s exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).

The following tables detail loan portfolio composition at June 30, 2024 and December 31, 2023 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in “Note 4 - Loans”.

	June 30, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$465,950	$127,049	$535	$593,534
Commercial real estate - owner occupied	1,103,074	518,502	34,815	1,656,391
Commercial real estate - non-owner occupied	2,023,683	1,262,412	137,171	3,423,266
Residential real estate	1,787,664	748,736	18,920	2,555,320
Commercial and financial	1,294,592	249,604	38,094	1,582,290
Consumer	159,096	68,229	382	227,707
Totals	$6,834,059	$2,974,532	$229,917	$10,038,508

	December 31, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$519,426	$247,654	$542	$767,622
Commercial real estate - owner occupied	1,079,633	552,627	38,021	1,670,281
Commercial real estate - non-owner occupied	1,844,588	1,323,222	152,080	3,319,890
Residential real estate	1,714,748	710,129	20,815	2,445,692
Commercial and financial	1,237,090	318,683	52,115	1,607,888
Consumer	175,969	74,854	744	251,567
Totals	$6,571,454	$3,227,169	$264,317	$10,062,940
The amortized cost basis of loans included net deferred costs of $45.5 million at June 30, 2024 and $43.1 million at December 31, 2023. At June 30, 2024, the remaining fair value adjustments on acquired loans were $151.4 million, or 4.5%, of the outstanding acquired loan balances, compared to $174.0 million, or 4.8%, of the acquired loan balances at December 31, 2023. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Collateral types and characteristics of non-owner occupied commercial real estate (“CRE”) loans as of June 30, 2024 were as follows:

	June 30, 2024
(In thousands)	Balance	Balance % of Total Loans	Average Loan Size	30+ Days Past Due-Accruing	Non Accrual	Weighted Avg LTV[1]
Retail	$1,132,190	11.3%	$2,190	$—	$2,273	50%
Office	535,178	5.3	1,538	—	2,916	54
Multifamily 5+	408,909	4.1	2,076	—	—	51
Hotel/Motel	369,211	3.7	3,692	1,641	—	49
Industrial/Warehouse	380,289	3.8	1,901	568	814	53
Other	597,489	6.0	1,043	946	6,069	51
Total	$3,423,266	34.1%	$1,769	$3,155	$12,072	51%
[1]Loan-to-value is calculated based on the real estate value at the time of origination, renewal, or update, whichever is more recent.
Non-owner occupied CRE loans increased by $103.4 million in the six months ended June 30, 2024, totaling $3.4 billion at June 30, 2024 compared to $3.3 billion at December 31, 2023. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is Retail properties, which totaled approximately $1.1 billion at June 30, 2024. This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. Loans in this segment have a weighted average loan to value of 50% and an average loan size of $2.2 million.
The second-largest segment in the non-owner occupied CRE portfolio is office properties, which totaled $535.2 million at June 30, 2024. This segment targets low to mid-rise suburban offices and is broadly diversified across many types of professional services. There is limited exposure to central business districts. Loans in this segment have a weighted average loan to value of 54% and an average loan size of $1.5 million.
Owner-occupied CRE loans decreased by $13.9 million in the six months ended June 30, 2024 to $1.7 billion. Owner-occupied CRE is used by the owner, where the primary source of repayment is the cash flow from business operations housed within the property.
Commercial and financial loans are extended to commercial customers for working capital, physical asset expansion, asset acquisition or other business purposes. Balances decreased $25.6 million, or 2%, from December 31, 2023, totaling $1.6 billion at June 30, 2024.
Residential mortgage loans increased $109.6 million to $2.6 billion during the six months ended June 30, 2024. Included in the balance as of June 30, 2024, were $984.6 million of fixed rate mortgages, $973.9 million of adjustable rate mortgages and $596.9 million in home equity loans and home equity lines of credit (“HELOCs”), compared to $1.0 billion, $865.2 million and $488.2 million, respectively, at December 31, 2023. Substantially all residential originations have been underwritten to conventional loan agency standards, including loan balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 63%, with 34% of the loans being in first lien position at June 30, 2024, compared to an average LTV of 63%, with 35% of the portfolio being in the first lien position at December 31, 2023.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $23.9 million, or 9%, to total $227.7 million at June 30, 2024, compared to $251.6 million at December 31, 2023.
Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified. Pipelines include lines of credit at the full proposed commitment amount, which may not result in fully funded originations.

	Second	First	Second
	Quarter	Quarter	Quarter
(In thousands)	2024	2024	2023
Commercial/commercial real estate loan pipeline at period end	$743,789	$498,617	$198,984
Commercial/commercial real estate loans closed	405,957	260,032	307,430

SBA pipeline at period end	29,296	15,630	18,590
SBA originations	8,226	18,944	9,948

Residential pipeline - saleable at period end	12,095	9,279	11,492
Residential loans - sold	21,417	15,305	19,078

Residential pipeline - portfolio at period end	24,721	24,364	27,110
Residential loans - retained	42,431	51,435	85,294

Consumer pipeline at period end	24,532	25,057	28,446
Consumer originations	59,973	48,244	97,184
Commercial and commercial real estate originations during the second quarter of 2024 were $406.0 million, an increase of $145.9 million, or 56%, compared to the first quarter of 2024, and an increase of $98.5 million, or 32%, compared to the second quarter of 2023. The Company is benefiting from the investment made in recent years to attract talent from regional banks across its markets. This talent is onboarding significant new relationships, resulting in growing pipelines. Commercial and commercial real estate pipelines were $743.8 million as of June 30, 2024, an increase of 49% from $498.6 million at March 31, 2024, and an increase of 274% from $199.0 million at June 30, 2023.

SBA originations totaled $8.2 million during the second quarter of 2024, a decrease of $10.7 million compared to the first quarter of 2024, and a decrease of $1.7 million compared to the second quarter of 2023.
Residential loans originated for sale in the secondary market totaled $21.4 million in the second quarter of 2024, compared to $15.3 million in the first quarter of 2024 and $19.1 million in the second quarter of 2023. Residential saleable pipelines were $12.1 million as of June 30, 2024, compared to $9.3 million as of March 31, 2024 and $11.5 million as of June 30, 2023.
Residential loan production retained in the portfolio for the second quarter of 2024 was $42.4 million, compared to $51.4 million in the first quarter of 2024 and $85.3 million in the second quarter of 2023. The pipeline of residential loans intended to be retained in the portfolio was $24.7 million as of June 30, 2024, compared to $24.4 million as of March 31, 2024, and $27.1 million as of June 30, 2023.
Consumer originations, which include HELOCs, totaled $60.0 million during the second quarter of 2024, compared to $48.2 million in the first quarter of 2024 and $97.2 million in the second quarter of 2023. The consumer pipeline was $24.5 million as of June 30, 2024, compared to $25.1 million as of March 31, 2024 and $28.4 million at June 30, 2023.
Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions to minimize credit risk concentration to capital. Outstanding balances for commercial and commercial real estate loan relationships greater than $10 million totaled $2.4 billion, representing 24% of the total portfolio at June 30, 2024, compared to $2.3 billion, or 23%, at December 31, 2023. The Company’s ten largest commercial and commercial real estate funded and unfunded relationships at June 30, 2024 aggregated to $546.7 million, of which $400.6 million was funded, compared to $505.7 million at December 31, 2023, of which $348.3 million was funded.
Concentrations in construction and land development loans and CRE loans are maintained well below regulatory limits. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital were 36% and 235%, respectively, at June 30, 2024, compared to 48% and 244%, respectively, at December 31, 2023. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 34% and 222%, respectively, of total consolidated risk based capital as of June 30, 2024 compared to 45% and 228%, respectively, at December 31, 2023. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Borrower Modifications, Other Real Estate Owned and Credit Quality
Nonperforming assets (“NPAs”) at June 30, 2024 totaled $66.8 million, and were comprised of $59.9 million of nonaccrual loans, and $6.9 million of other real estate owned (“OREO”), including $5.7 million of branches taken out of service. Overall, NPAs decreased $5.9 million, or 8%, from $72.7 million as of December 31, 2023. Nonperforming assets to total assets at June 30, 2024 decreased to 0.45% from 0.50% at December 31, 2023.
Compared to December 31, 2023, nonaccrual loans decreased $5.2 million, or 8%. Approximately 58% of nonaccrual loans were secured with real estate at June 30, 2024. Nonperforming loans to total loans outstanding at June 30, 2024 decreased to 0.60% from 0.65% at December 31, 2023. See the tables below for the payment status of nonaccrual loans.

The table below sets forth details related to nonaccrual loans.

	June 30, 2024
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction & land development	$202	$1,307	$1,509
Commercial real estate - owner occupied	4,021	4,322	8,343
Commercial real estate - non owner occupied	4,092	7,980	12,072
Residential real estate	5,613	7,127	12,740
Commercial and financial	9,098	14,689	23,787
Consumer	1,223	253	1,476
Total	$24,249	$35,678	$59,927

	December 31, 2023
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction and land development	$109	$715	$824
Commercial real estate - owner occupied	5,234	4,450	9,684
Commercial real estate - non-owner occupied	4,179	4,556	8,735
Residential real estate	3,864	6,122	9,986
Commercial and financial	7,304	27,389	34,693
Consumer	779	403	1,182
Total	$21,469	$43,635	$65,104
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
In certain circumstances, the Company provides modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as troubled borrower modifications (“TBMs”). Loans that were modified as TBMs during the six months ended June 30, 2024 are included in “Note 4 - Loans”.

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
The Company recorded provision expense of $4.9 million and $6.3 million, respectively, for the three and six months ended June 30, 2024, compared to $0.8 million and $30.8 million, respectively, for the three and six months ended June 30, 2023. The Company recorded net charge-offs of $9.9 million and $13.6 million, respectively, in the three and six months ended June 30, 2024, compared to $0.7 million and $3.9 million, respectively, for the three and six months ended June 30, 2023.
The ratio of allowance for credit losses to total loans was 1.41% at June 30, 2024, 1.48% at December 31, 2023, and 1.58% at June 30, 2023.

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
Cash and cash equivalents, including interest bearing deposits, totaled $749.5 million at June 30, 2024, compared to $447.2 million at December 31, 2023. Higher cash and cash equivalent balances at June 30, 2024 are consistent with the Company’s strategic balance sheet management.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Total uninsured deposits were estimated to be $4.1 billion at June 30, 2024, representing 34% of overall deposit accounts. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 29% of total deposits at June 30, 2024. The Company has liquidity sources as discussed below, including cash and lines of credit with the FRB and FHLB, that represent 154% of uninsured deposits, and 181% of uninsured and uncollateralized deposits.
In addition to $749.5 million in cash and cash equivalents at June 30, 2024, the Company had $5.6 billion in available borrowing capacity, including $4.3 billion in available collateralized lines of credit, $944.3 million of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $348.0 million. The Company may also access funding by acquiring brokered deposits. Brokered deposits at June 30, 2024 totaled $325.0 million compared to $122.3 million at December 31, 2023.
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the second quarter of 2024, Seacoast Bank distributed $13.3 million to the Company and, at June 30, 2024, is eligible to distribute dividends to the Company of approximately $156.2 million without prior regulatory approval. At June 30, 2024, the Company had cash and cash equivalents at the parent of approximately $101.5 million, compared to $101.7 million at December 31, 2023.

Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

	June 30,	December 31,
(In thousands, except ratios)	2024	2023
Noninterest demand	$3,397,918	$3,544,981
Interest-bearing demand	2,622,755	2,790,210
Money market	3,707,761	3,314,288
Savings	566,052	651,454
Time deposits	1,496,627	1,353,655
Brokered deposits	$325,005	$122,347
Total deposits	$12,116,118	$11,776,935

Securities sold under agreements to repurchase	262,103	374,573

Total customer funding[1]	$12,053,216	$12,029,161

Noninterest demand deposits as % of total deposits	28%	30%
[1]Total deposits and securities sold under agreements to repurchase, excluding brokered deposits. Securities sold under agreements to repurchase consists of customer sweep accounts.
The Company benefits from a diverse and granular deposit base that serves as a significant source of strength. Total deposits increased $339.2 million, or 2.9%, to $12.1 billion at June 30, 2024 compared to December 31, 2023.
Noninterest demand deposits represented 28% and 30% of total deposits at June 30, 2024 and December 31, 2023, respectively. Customer transaction account balances (noninterest demand and interest-bearing demand) represented 50% of total deposits at June 30, 2024, compared to 54% at December 31, 2023.
Customer sweep accounts totaled $262.1 million at June 30, 2024, decreasing $112.5 million, or 30%, from December 31, 2023. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At June 30, 2024 and December 31, 2023, long-term debt included $72.3 million and $72.2 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company. At June 30, 2024, the average interest rate in effect on our outstanding subordinated debt related to trust preferred securities was 7.31%, compared to 7.34% at December 31, 2023. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. Under Basel III and FRB rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules.
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
Federal Home Loan Bank advances totaled $180.0 million at June 30, 2024 with a weighted average interest rate of 4.18%, compared to $50.0 million at December 31, 2023 with an interest rate of 3.23%.

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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $2.7 billion at both June 30, 2024 and December 31, 2023.
In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the FRB. There was no reserve requirement at June 30, 2024 or December 31, 2023.
Under FRB regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At June 30, 2024, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $184.5 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the six months ended June 30, 2024.
Capital Resources
The Company’s equity capital at June 30, 2024 increased $22.3 million, or 1%, from December 31, 2023 to $2.1 billion. Changes in equity included an increase from net income of $56.3 million, partially offset by the payment of common stock dividends totaling $30.8 million.
The ratio of shareholders’ equity to period end total assets was 14.25% and 14.46% at June 30, 2024 and December 31, 2023, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.30% and 9.31% at June 30, 2024 and December 31, 2023, respectively. Changes in the value of HTM securities are not reflected in shareholders’ equity under GAAP; however, illustratively, if all HTM securities were presented at fair value, the tangible common equity ratio would have been 8.64% at June 30, 2024 and 8.68% at December 31, 2023.
Activity in shareholders’ equity for the six months ended June 30, 2024 and 2023 follows:

(In thousands)	2024	2023
Beginning balance at December 31, 2023 and 2022	$2,108,086	$1,607,775
Net income	56,250	43,076
Stock based compensation expense	6,105	7,096
Common stock transactions related to stock based employee benefit plans	(298)	3,731
Issuance of common stock and conversion of options pursuant to acquisition	—	421,042
Repurchase of common stock	(880)	(45)
Dividends on common stock ($0.36 per share and $0.35 per share, respectively)	(30,750)	(29,852)
Change in accumulated other comprehensive income	(8,132)	1,209
Ending balance at June 30, 2024 and 2023	$2,130,381	$2,054,032

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

June 30, 2024	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	16.20%	15.29%	10.00%
Tier 1 Capital Ratio	14.79	14.08	8.00
Common Equity Tier 1 Ratio (CET1)	14.11	14.08	6.50
Leverage Ratio	11.07	10.54	5.00
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

Critical Accounting Policies and Estimates
The Company’s critical accounting policies are discussed in the MD&A in Seacoast’s Annual Report on Form 10-K for the year ended December 31, 2023. Significant accounting policies are discussed in “Note 1 – Significant Accounting Policies” in Form 10-K for the year ended December 31, 2023. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1 – Basis of Presentation” in this report. There have been no changes to the Company’s critical accounting policies during 2024.

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
The following table presents the ALCO simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning July 1, 2024, holding all balances on the balance sheet static. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve nor changes in balance sheet size or mix.

	% Change in Projected Baseline
	Net Interest Income
	June 30, 2024
Change in Interest Rates	1-12 months	13-24 months
+2.00%	(9.5)%	(8.0)%
+1.00%	(4.2)%	(3.3)%
Current	—%	—%
-1.00%	0.8%	(0.4%)
-2.00%	1.1%	(2.3%)
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

Change in Interest Rates	% Change in
Economic Value of
Equity
+2.00%	(14.5)%
+1.00%	(6.3)%
Current	—%
-1.00%	4.5%
-2.00%	7.7%
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2024 and concluded that those disclosure controls and procedures are effective.
During the quarter ended June 30, 2024, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
4/1/24 to 4/30/24	53,179	$23.69	35,000	$99,228
5/1/24 to 5/31/24	—	—	—	99,228
6/1/24 to 6/30/24	—	22.07	4,892	99,120
Total - 2nd Quarter	53,179	$23.60	39,892	$99,120
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
39,892 shares of the Company’s common stock were repurchased under the program during the three months ended June 30, 2024.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Trading arrangements
There were no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company during the three months ended June 30, 2024.

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
Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 7, 2024	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

August 7, 2024	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer