Form 10-Q
period 2024-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2024-11-06
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
OR

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

Common Stock, $0.10 Par Value – 85,441,001 shares outstanding as of September 30, 2024

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest and fees on loans	$150,980	$149,871	$445,367	$433,304
Interest and dividends on securities	25,997	21,498	72,612	61,842
Interest on interest bearing deposits and other investments	7,138	8,477	21,650	16,974
Total Interest Income	184,115	179,846	539,629	512,120
Interest on deposits	51,963	38,396	150,816	81,612
Interest on time certificates	19,002	16,461	54,051	36,490
Interest on borrowed money	6,485	5,683	18,595	16,597
Total Interest Expense	77,450	60,540	223,462	134,699
Net Interest Income	106,665	119,306	316,167	377,421
Provision for credit losses	6,273	2,694	12,559	33,528
Net Interest Income after Provision for Credit Losses	100,392	116,612	303,608	343,893
Noninterest income:
Service charges on deposit accounts	5,412	4,648	15,714	13,450
Interchange income	1,911	1,684	5,739	11,444
Wealth management income	3,843	3,138	11,149	9,519
Mortgage banking fees	485	410	1,448	1,412
Insurance agency income	1,399	1,183	4,045	3,444
SBA gains	391	613	1,824	1,184
BOLI income	2,578	2,197	7,438	6,181
Other	7,473	4,307	18,631	15,636
	23,492	18,180	65,988	62,270
Securities gains (losses), net	187	(387)	372	(456)
Total Noninterest Income	23,679	17,793	66,360	61,814
Noninterest expense:
Salaries and wages	40,697	46,431	119,938	139,202
Employee benefits	6,955	7,206	21,705	23,240
Outsourced data processing costs	8,003	8,714	28,331	43,489
Occupancy	7,096	7,758	22,313	24,360
Furniture and equipment	2,060	2,052	6,027	6,664
Marketing	2,729	1,876	8,650	6,161
Legal and professional fees	2,708	2,679	6,841	14,220
FDIC assessments	1,882	2,258	6,171	5,817
Amortization of intangibles	6,002	7,457	18,297	21,838
Other real estate owned expense and net loss on sale	491	274	356	412
Provision for credit losses on unfunded commitments	250	—	751	1,239
Other	5,945	7,210	18,346	22,613
Total Noninterest Expense	84,818	93,915	257,726	309,255
Income Before Income Taxes	39,253	40,490	112,242	96,452

Provision for income taxes	8,602	9,076	25,341	21,962
Net Income	$30,651	$31,414	$86,901	$74,490

Net income per share of common stock
Diluted	$0.36	$0.37	$1.02	$0.89
Basic	0.36	0.37	1.03	0.89
Average common shares outstanding
Diluted	85,069	85,666	84,915	83,993
Basic	84,434	85,142	84,319	83,457

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$30,651	$31,414	$86,901	$74,490
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax expense of $14.4 million and $10.6 million for the three and nine months ended September 30, 2024, respectively, and net of tax benefit of $8.1 million and $9.3 million for the three and nine months ended September 30, 2023, respectively	44,972	(26,065)	33,477	(29,764)
Amortization of unrealized losses on securities transferred to held-to-maturity, net of tax benefit of $3 thousand and $11 thousand for the three and nine months ended September 30, 2024, respectively, and net of tax benefit of $3 thousand and $10 thousand for the three and nine months ended September 30, 2023, respectively	(11)	(11)	(31)	(32)
Reclassification adjustment for losses (gains) included in net income, net of tax benefit of $68 thousand and $1.0 million for the three and nine months ended September 30, 2024, respectively, and net of tax expense of $1 thousand for the nine months ended September 30, 2023	201	—	3,006	(4)
Unrealized (losses) gains on derivatives designated as fair value hedges, net of reclassifications to income, net of tax benefit of $0.8 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, and net of tax expense of $0.2 million and $1.8 million for the three and nine months ended September 30, 2023, respectively	(2,322)	504	(1,744)	5,236
Unrealized gains on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $43 thousand and $114 thousand for the three and nine months ended September 30, 2023, respectively	—	125	—	326
Total other comprehensive income (loss)	$42,840	$(25,447)	$34,708	$(24,238)

Comprehensive Income	$73,491	$5,967	$121,609	$50,252
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2024	2023
Assets
Cash and due from banks	$182,743	$167,511
Interest bearing deposits with other banks	454,315	279,671
Total cash and cash equivalents	637,058	447,182
Time deposits with other banks	5,207	5,857
Debt securities:
Securities available-for-sale (at fair value)	2,160,055	1,836,020
Securities held-to-maturity (fair value $538.5 million at September 30, 2024 and $558.4 million at December 31, 2023)	646,050	680,313
Total debt securities	2,806,105	2,516,333
Loans held for sale	11,039	4,391
Loans	10,205,281	10,062,940
Allowance for credit losses	(140,469)	(148,931)
Loans, net of allowance for credit losses	10,064,812	9,914,009
Bank premises and equipment, net	108,776	113,304
Other real estate owned	6,421	7,560
Goodwill	732,417	732,417
Other intangible assets, net	77,431	95,645
Bank owned life insurance	306,379	298,974
Net deferred tax assets	94,820	113,232
Other assets	317,906	331,345
Total Assets	$15,168,371	$14,580,249
Liabilities
Deposits	$12,243,585	$11,776,935
Securities sold under agreements to repurchase	210,176	374,573
Federal Home Loan Bank (“FHLB”) borrowings	245,000	50,000
Long-term debt, net	106,800	106,302
Other liabilities	168,960	164,353
Total Liabilities	12,974,521	12,472,163
Shareholders’ Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 86,142,157 and outstanding 85,441,001 at September 30, 2024, and authorized 120,000,000, issued 85,480,183 and outstanding 84,861,498 shares at December 31, 2023	8,614	8,486
Additional paid-in capital	1,821,050	1,808,883
Retained earnings	508,036	467,305
Treasury stock	(18,680)	(16,710)
	2,319,020	2,267,964
Accumulated other comprehensive loss, net	(125,170)	(159,878)
Total Shareholders’ Equity	2,193,850	2,108,086
Total Liabilities and Shareholders’ Equity	$15,168,371	$14,580,249
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$86,901	$74,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,381	6,090
Accretion of discounts on securities, net	(2,371)	(798)
Amortization of operating lease right-of-use assets	6,148	5,993
Other amortization and accretion, net	(14,678)	(14,952)
Stock based compensation	10,233	10,290
Origination of loans designated for sale	(82,146)	(82,695)
Sale of loans designated for sale	79,187	86,221
Provision for credit losses	12,559	33,528
Deferred income taxes	7,321	(3,348)
(Gains) losses on securities	(372)	456
Gains on sale of loans	(4,251)	(2,993)
Losses (gains) on sale and write-downs of other real estate owned	134	(37)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	284	1,755
Changes in operating assets and liabilities, net of effects from acquired companies:
Net decrease in other assets	24,973	5,046
Net increase in other liabilities	4,606	1,684
Net cash provided by operating activities	$134,909	$120,730

Cash Flows from Investing Activities
Maturities and repayments of debt securities available-for-sale	269,277	153,866
Maturities and repayments of debt securities held-to-maturity	34,361	58,357
Proceeds from sale of debt securities available-for-sale	104,425	30,490
Purchases of debt securities available-for-sale	(651,360)	(28,095)
Maturities and redemptions of time deposits with other banks	4,132	1,492
Purchases of time deposits with other banks	(3,482)	(2,613)
Net new loans and principal repayments	(158,095)	159,298
Proceeds from the sale of loans held for investment	10,905	—
Proceeds from sale of other real estate owned	2,841	577
Proceeds from sale of FHLB and Federal Reserve Bank Stock	11,310	73,473
Purchase of FHLB and Federal Reserve Bank Stock	(20,743)	(90,896)
Proceeds from sale of Visa Class B shares	4,104	—
Net cash from bank acquisitions	—	141,674
Additions to bank premises and equipment	(3,884)	(9,665)
Net cash (used in) provided by investing activities	$(396,209)	$487,958

 See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash Flows from Financing Activities
Net increase in deposits	$466,651	$6,898
Net (decrease) increase in repurchase agreements	(164,397)	104,421
Net decrease in FHLB borrowings with original maturities of three months or less	—	(220,000)
Repayments of FHLB borrowings with original maturities of more than three months	(160,000)	(75,000)
Proceeds from FHLB borrowings with original maturities of more than three months	355,000	110,000
Stock based employee benefit plans	972	4,316
Repurchase of common stock	(880)	(45)
Dividends paid	(46,170)	(45,236)
Net cash provided by (used in) financing activities	$451,176	$(114,646)
Net increase in cash and cash equivalents	189,876	494,042
Cash and cash equivalents at beginning of period	447,182	201,940
Cash and cash equivalents at end of period	$637,058	$695,982

Supplemental disclosure of cash flow information:
Cash paid for interest	$219,201	$124,927
Cash paid (refunded) for taxes, net	10,888	(7,920)
Recognition of operating lease right-of-use assets, other than through bank acquisitions, net of terminations	—	2,068
Recognition of operating lease liabilities, other than through bank acquisitions, net of terminations	—	2,080
Supplemental disclosure of non-cash investing activities:
Transfers from loans to other real estate owned	953	—
Transfers from bank premises to other real estate owned	883	5,455

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at June 30, 2024	85,299	$8,530	$1,815,800	$492,805	$(18,744)	$(168,010)	$2,130,381
Comprehensive income	—	—	—	30,651	—	42,840	73,491
Stock based compensation expense	—	—	4,128	—	—	—	4,128
Common stock transactions related to stock based employee benefit plans	142	84	1,122	—	64	—	1,270
Dividends on common stock ($0.18 per share)	—	—	—	(15,420)	—	—	(15,420)
Three months ended September 30, 2024	142	84	5,250	15,231	64	42,840	63,469
Balance at September 30, 2024	85,441	$8,614	$1,821,050	$508,036	$(18,680)	$(125,170)	$2,193,850

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2023	84,861	$8,486	$1,808,883	$467,305	$(16,710)	$(159,878)	$2,108,086
Comprehensive income	—	—	—	86,901	—	34,708	121,609
Stock based compensation expense	—	—	10,233	—	—	—	10,233
Common stock transactions related to stock based employee benefit plans	620	128	1,934	—	(1,090)	—	972
Repurchase of common stock	(40)	—	—	—	(880)	—	(880)
Dividends on common stock ($0.54 per share)	—	—	—	(46,170)	—	—	(46,170)
Nine months ended September 30, 2024	580	128	12,167	40,731	(1,970)	34,708	85,764
Balance at September 30, 2024	85,441	$8,614	$1,821,050	$508,036	$(18,680)	$(125,170)	$2,193,850

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at June 30, 2023	85,086	$8,509	$1,809,431	$437,087	$(14,171)	$(186,824)	$2,054,032
Comprehensive income (loss)	—	—	—	31,414	—	(25,447)	5,967
Stock based compensation expense	30	—	3,194	—	—	—	3,194
Common stock transactions related to stock based employee benefit plans	34	6	443	—	136	—	585
Dividends on common stock ($0.18 per share)	—	—	—	(15,384)	—	—	(15,384)
Three months ended September 30, 2023	64	6	3,637	16,030	136	(25,447)	(5,638)
Balance at September 30, 2023	85,150	$8,515	$1,813,068	$453,117	$(14,035)	$(212,271)	$2,048,394

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2022	71,618	$7,162	$1,377,802	$423,863	$(13,019)	$(188,033)	$1,607,775
Comprehensive income (loss)	—	—	—	74,490	—	(24,238)	50,252
Stock based compensation expense	30	—	10,290	—	—	—	10,290
Common stock transactions related to stock based employee benefit plans	713	74	5,258	—	(1,016)	—	4,316
Repurchase of common stock	(3)	—	(45)	—	—	—	(45)
Issuance of common stock, pursuant to acquisition	12,792	1,279	409,459	—	—	—	410,738
Conversion of options, pursuant to acquisition	—	—	10,304	—	—	—	10,304
Dividends on common stock ($0.53 per share)	—	—	—	(45,236)	—	—	(45,236)
Nine months ended September 30, 2023	13,532	1,353	435,266	29,254	(1,016)	(24,238)	440,619
Balance at September 30, 2023	85,150	$8,515	$1,813,068	$453,117	$(14,035)	$(212,271)	$2,048,394

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
Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures.” ASU 2024-03 requires disclosure to disaggregate prescribed expenses within relevant income statement captions. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its existing disclosures.

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

For the three and nine months ended September 30, 2024, options to purchase shares of the Company’s common stock totaling 327,006 and 328,045, respectively, were anti-dilutive. For the three and nine months ended September 30, 2023, 368,968 options to purchase shares of the Company’s common stock were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Basic earnings per share
Net income	$30,651	$31,414	$86,901	$74,490
Average common shares outstanding	84,434	85,142	84,319	83,457
Net income per share	$0.36	$0.37	$1.03	$0.89

Diluted earnings per share
Net income	$30,651	$31,414	$86,901	$74,490
Average common shares outstanding	84,434	85,142	84,319	83,457
Add: Dilutive effect of employee restricted stock and stock options	635	524	596	536
Average diluted shares outstanding	85,069	85,666	84,915	83,993
Net income per share	$0.36	$0.37	$1.02	$0.89

Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$30,542	$375	$(335)	$30,582
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,558,076	8,560	(158,627)	1,408,009
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	299,975	3,860	(11,586)	292,249
Private mortgage-backed securities and collateralized mortgage obligations	136,038	288	(7,028)	129,298
Collateralized loan obligations	286,042	648	(158)	286,532
Obligations of state and political subdivisions	7,137	9	(1,216)	5,930
Other debt securities	7,389	66	—	7,455
Totals	$2,325,199	$13,806	$(178,950)	$2,160,055
Held-to-Maturity Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$557,119	$—	$(99,722)	$457,397
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	88,931	—	(7,843)	81,088
Totals	$646,050	$—	$(107,565)	$538,485

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$37,718	$205	$(478)	$37,445
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,152,753	780	(184,152)	969,381
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	385,013	2,824	(19,565)	368,272
Private mortgage-backed securities and collateralized mortgage obligations	135,878	36	(10,911)	125,003
Collateralized loan obligations	300,855	11	(1,411)	299,455
Obligations of state and political subdivisions	10,486	—	(1,096)	9,390
Other debt securities	26,599	576	(101)	27,074
Totals	$2,049,302	$4,432	$(217,714)	$1,836,020
Held-to-Maturity Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$590,676	$—	$(111,746)	$478,930
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	89,637	—	(10,208)	79,429
Totals	$680,313	$—	$(121,954)	$558,359
During the three months ended September 30, 2024, debt securities with a fair value of $17.6 million were sold, with gross losses of $0.3 million. There were no sales of debt securities during the three months ended September 30, 2023. During the nine months ended September 30, 2024, debt securities with a fair value of $104.4 million were sold, with gross losses of $4.0 million. During the nine months ended September 30, 2023, debt securities with a fair value of $22.1 million obtained in the acquisition of Professional Holding Corp. (“Professional”) were sold. No gain or loss was recognized on the sale. There were $8.4 million in other sales of securities during the nine months ended September 30, 2023, with gross gains of $24 thousand and gross losses of $19 thousand. Included in “Securities gains (losses), net” are increases of $0.5 million and $0.3 million, respectively, for the three and nine months ended September 30, 2024, and decreases of $0.4 million and $0.5 million, respectively, for the three and nine months ended September 30, 2023 in the value of investments in mutual funds that invest in Community Reinvestment Act (“CRA”)-qualified debt securities.
At September 30, 2024, debt securities with a fair value of $1.5 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities HTM and AFS as of September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$999	$999
Due after one year through five years	—	—	6,163	6,187
Due after five years through ten years	—	—	8,373	8,413
Due after ten years	—	—	22,144	20,913
	—	—	37,679	36,512

Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	557,119	457,397	1,558,076	1,408,009
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	88,931	81,088	299,975	292,249
Private mortgage-backed securities and collateralized mortgage obligations	—	—	136,038	129,298
Collateralized loan obligations	—	—	286,042	286,532
Other debt securities	—	—	7,389	7,455
Totals	$646,050	$538,485	$2,325,199	$2,160,055
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

	September 30, 2024
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$372	$(1)	$20,513	$(334)	$20,885	$(335)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	103,020	(449)	828,586	(158,178)	931,606	(158,627)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	—	198,386	(11,586)	198,386	(11,586)
Private mortgage-backed securities and collateralized mortgage obligations	—	—	106,748	(7,028)	106,748	(7,028)
Collateralized loan obligations	53,893	(139)	7,723	(19)	61,616	(158)
Obligations of state and political subdivisions	—	—	5,588	(1,216)	5,588	(1,216)
Totals	$157,285	$(589)	$1,167,544	$(178,361)	$1,324,829	$(178,950)
[1]Comprised of 350 individual securities.

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$24,933	$(143)	$3,594	$(335)	$28,527	$(478)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	91,867	(9,320)	826,324	(174,832)	918,191	(184,152)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	24,251	(1,270)	262,666	(18,295)	286,917	(19,565)
Private mortgage-backed securities and collateralized mortgage obligations	3,945	(69)	119,475	(10,842)	123,420	(10,911)
Collateralized loan obligations	60,087	(223)	232,545	(1,188)	292,632	(1,411)
Obligations of state and political subdivisions	326	(2)	9,064	(1,094)	9,390	(1,096)
Other debt securities	10,579	(101)	—	—	10,579	(101)
Totals	$215,988	$(11,128)	$1,453,668	$(206,586)	$1,669,656	$(217,714)
[1]Comprised of 504 individual securities.
At September 30, 2024, the Company had unrealized losses of $0.3 million on U.S. Treasury securities and obligations of U.S. government agencies having a fair value of $20.9 million. These securities are either explicitly or implicitly guaranteed by the full faith and credit of the U.S. government. The Company does not expect individual securities issued by the U.S. Treasury, a U.S. agency, or a sponsored U.S. agency to incur future losses of principal. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2024, no allowance for credit losses has been recorded.
At September 30, 2024, the Company had unrealized losses of $170.2 million on commercial and residential mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.1 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2024, no allowance for credit losses has been recorded.
At September 30, 2024, the Company had $7.0 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $106.7 million. The securities have weighted average credit support of 22%. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2024, no allowance for credit losses has been recorded.
At September 30, 2024, the Company had $0.2 million of unrealized losses in floating rate collateralized loan obligations (“CLOs”) having a fair value of $61.6 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of September 30, 2024, all positions held by the Company are in AAA and AA tranches, with weighted average credit support of 38% and 30%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2024, no allowance for credit losses has been recorded.
At September 30, 2024, the Company had $1.2 million of unrealized losses on municipal securities having a fair value of $5.6 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. As a result, as of September 30, 2024, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments, and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if a default were to occur. As a result, as of September 30, 2024, no allowance for credit losses has been recorded. The Company has the intent and ability to hold these securities until maturity.
Included in Other Assets at September 30, 2024 and December 31, 2023 is $77.2 million and $67.7 million, respectively, of FHLB and Federal Reserve Bank (“FRB”) stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $8.4 million and $1.1 million, respectively, at September 30, 2024, and $7.9 million and $1.1 million, respectively, at December 31, 2023, is included in Other Assets. Also included in Other Assets are investments in CRA-qualified mutual funds carried at fair value of $13.9 million and $13.6 million at September 30, 2024 and December 31, 2023, respectively.
At December 31, 2023, the Company held 11,330 shares of Visa Class B stock. During the nine months ended September 30, 2024, the Company sold all of its Visa Class B stock, receiving net proceeds of $4.1 million. The ownership of Visa stock was related to prior ownership in Visa’s network while Visa operated as a cooperative, and was recorded on the Company’s financial records at a zero basis.
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
The following tables present net loan balances by segment for portfolio loans, purchased credit deteriorated loans (“PCD”) and loans purchased which are not considered credit deteriorated (“Non-PCD”) as of:

	September 30, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$495,458	$99,756	$539	$595,753
Commercial real estate - owner occupied	1,150,809	493,986	32,019	1,676,814
Commercial real estate - non-owner occupied	2,228,137	1,214,092	130,847	3,573,076
Residential real estate	1,811,941	734,399	18,563	2,564,903
Commercial and financial	1,332,939	213,109	29,180	1,575,228
Consumer	158,902	60,293	312	219,507
Totals	$7,178,186	$2,815,635	$211,460	$10,205,281

	December 31, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$519,426	$247,654	$542	$767,622
Commercial real estate - owner occupied	1,079,633	552,627	38,021	1,670,281
Commercial real estate - non-owner occupied	1,844,588	1,323,222	152,080	3,319,890
Residential real estate	1,714,748	710,129	20,815	2,445,692
Commercial and financial	1,237,090	318,683	52,115	1,607,888
Consumer	175,969	74,854	744	251,567
Totals	$6,571,454	$3,227,169	$264,317	$10,062,940
The amortized cost basis of loans included net deferred costs of $44.9 million at September 30, 2024 and $43.1 million at December 31, 2023. At September 30, 2024, the remaining fair value adjustments on acquired loans were $141.8 million, or 4.5% of the outstanding acquired loan balances, compared to $174.0 million, or 4.8% of the acquired loan balances at December 31, 2023. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis. During the nine months ended September 30, 2024, $9.1 million in loans previously held for investment were sold, resulting in a net gain of $0.9 million.
Accrued interest receivable is included within Other Assets and was $38.8 million and $39.4 million at September 30, 2024 and December 31, 2023, respectively.

The following tables present the status of net loan balances as of September 30, 2024 and December 31, 2023.

	September 30, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$495,240	$—	$—	$—	$218	$495,458
Commercial real estate - owner occupied	1,147,263	496	835	—	2,215	1,150,809
Commercial real estate - non-owner occupied	2,224,884	—	—	—	3,253	2,228,137
Residential real estate	1,789,154	11,571	2,175	—	9,041	1,811,941
Commercial and financial	1,317,596	2,844	175	148	12,176	1,332,939
Consumer	157,309	615	470		508	158,902
Total Portfolio Loans	$7,131,446	$15,526	$3,655	$148	$27,411	$7,178,186

Acquired Non-PCD Loans
Construction and land development	$97,011	$2,219	$—	$—	$526	$99,756
Commercial real estate - owner occupied	489,257	1,380	613	—	2,736	493,986
Commercial real estate - non-owner occupied	1,203,625	2,059	642	—	7,766	1,214,092
Residential real estate	713,224	9,684	269	646	10,576	734,399
Commercial and financial	208,981	395	749	35	2,949	213,109
Consumer	54,072	2,515	1,706	1,084	916	60,293
Total Acquired Non-PCD Loans	$2,766,170	$18,252	$3,979	$1,765	$25,469	$2,815,635

PCD Loans
Construction and land development	$45	$400	$—	$—	$94	$539
Commercial real estate - owner occupied	27,304	—	—	—	4,715	32,019
Commercial real estate - non-owner occupied	107,265	2,554	—	3,341	17,687	130,847
Residential real estate	16,880	63	168	—	1,452	18,563
Commercial and financial	24,367	803	—	31	3,979	29,180
Consumer	253	9	—	—	50	312
Total PCD Loans	$176,114	$3,829	$168	$3,372	$27,977	$211,460

Total Loans	$10,073,730	$37,607	$7,802	$5,285	$80,857	$10,205,281

	December 31, 2023
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$519,383	$19	$—	$—	$24	$519,426
Commercial real estate - owner occupied	1,078,732	—	—	—	901	1,079,633
Commercial real estate - non-owner occupied	1,840,485	685	—	—	3,418	1,844,588
Residential real estate	1,701,862	4,373	1,515	169	6,829	1,714,748
Commercial and financial	1,221,941	1,372	145	50	13,582	1,237,090
Consumer	174,798	763	290	—	118	175,969
Total Portfolio Loans	$6,537,201	$7,212	$1,950	$219	$24,872	$6,571,454

Acquired Non-PCD Loans
Construction and land development	$245,674	$891	$289	$—	$800	$247,654
Commercial real estate - owner occupied	545,374	1,691	133	—	5,429	552,627
Commercial real estate - non-owner occupied	1,310,100	11,577	—	—	1,545	1,323,222
Residential real estate	704,417	2,586	888	153	2,085	710,129
Commercial and financial	315,229	50	36	35	3,333	318,683
Consumer	71,986	568	618	618	1,064	74,854
Total Acquired Non-PCD Loans	$3,192,780	$17,363	$1,964	$806	$14,256	$3,227,169

PCD Loans
Construction and land development	$442	$100	$—	$—	$—	$542
Commercial real estate - owner occupied	34,667	—	—	—	3,354	38,021
Commercial real estate - non-owner occupied	148,308	—	—	—	3,772	152,080
Residential real estate	18,923	497	169	154	1,072	20,815
Commercial and financial	34,337	—	—	—	17,778	52,115
Consumer	651	85	8	—	—	744
Total PCD Loans	$237,328	$682	$177	$154	$25,976	$264,317

Total Loans	$9,967,309	$25,257	$4,091	$1,179	$65,104	$10,062,940

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is paid down to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized interest income of $0.2 million and $0.4 million on nonaccrual loans during the three months ended September 30, 2024 and September 30, 2023, respectively. The Company recognized $1.1 million and $0.8 million in interest income on nonaccrual loans during the nine months ended September 30, 2024 and September 30, 2023, respectively.

The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	September 30, 2024
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$94	$744	$838	$177
Commercial real estate - owner occupied	2,664	7,002	9,666	1,188
Commercial real estate - non-owner occupied	25,452	3,254	28,706	1,715
Residential real estate	6,379	14,690	21,069	562
Commercial and financial	3,571	15,533	19,104	6,676
Consumer	—	1,474	1,474	221
Totals	$38,160	$42,697	$80,857	$10,539

	December 31, 2023
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$—	$824	$824	$—
Commercial real estate - owner occupied	4,859	4,825	9,684	41
Commercial real estate - non-owner occupied	3,938	4,797	8,735	230
Residential real estate	1,792	8,194	9,986	58
Commercial and financial	4,868	29,825	34,693	2,319
Consumer	—	1,182	1,182	257
Totals	$15,457	$49,647	$65,104	$2,905

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

The following tables present the risk rating of loans and year-to-date1 gross charge offs by year of origination as of:

	September 30, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$65,374	$130,253	$191,784	$40,202	$9,268	$41,567	$116,021	$594,469
Special Mention	—	—	—	—	—	46	—	46
Substandard	—	—	188	95	—	955	—	1,238
Doubtful	—	—	—	—	—	—	—	—
Total	$65,374	$130,253	$191,972	$40,297	$9,268	$42,568	$116,021	$595,753
Gross Charge Offs	$—	$—	$—	$—	$—	$1	$—	$1
Commercial real estate - owner occupied
Risk Ratings:
Pass	$137,538	$142,285	$268,777	$267,741	$160,404	$644,931	$18,034	$1,639,710
Special Mention	—	—	1,640	700	2,006	6,778	351	11,475
Substandard	—	1,068	2,446	1,218	5,916	14,981	—	25,629
Doubtful	—	—	—	—	—	—	—	—
Total	$137,538	$143,353	$272,863	$269,659	$168,326	$666,690	$18,385	$1,676,814
Gross Charge Offs	$—	$—	$179	$—	$—	$125	$—	$304
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$335,560	$237,198	$863,032	$655,870	$252,978	$1,069,483	$23,468	$3,437,589
Special Mention	29	—	20,248	6,323	16,765	33,324	—	76,689
Substandard	—	—	10,522	9,685	11,312	25,337	—	56,856
Doubtful	—	—	—	—	—	1,942	—	1,942
Total	$335,589	$237,198	$893,802	$671,878	$281,055	$1,130,086	$23,468	$3,573,076
Gross Charge Offs	$—	$—	$—	$—	$89	$616	$—	$705
Residential real estate
Risk Ratings:
Pass	$100,622	$174,995	$500,327	$640,263	$156,208	$454,794	$506,576	$2,533,785
Special Mention	176	581	—	—	23	436	6,669	7,885
Substandard	—	850	4,972	353	115	7,063	9,880	23,233
Doubtful	—	—	—	—	—	—	—	—
Total	$100,798	$176,426	$505,299	$640,616	$156,346	$462,293	$523,125	$2,564,903
Gross Charge Offs	$—	$—	$—	$—	$40	$62	$26	$128
Commercial and financial
Risk Ratings:
Pass	$237,737	$212,954	$282,492	$248,791	$93,641	$117,672	$329,015	$1,522,302
Special Mention	—	759	2,211	3,023	557	2,154	866	9,570
Substandard	—	—	9,272	11,279	6,187	10,830	5,788	43,356
Doubtful	—	—	—	—	—	—	—	—
Total	$237,737	$213,713	$293,975	$263,093	$100,385	$130,656	$335,669	$1,575,228
Gross Charge Offs	$—	$—	$2,747	$10,723	$—	$2,621	$695	$16,786
Consumer
Risk Ratings:
Pass	$12,300	$15,159	$39,439	$30,070	$15,109	$37,971	$63,234	$213,282
Special Mention	52	29	1,067	402	18	312	157	2,037
Substandard	81	63	2,382	1,131	116	340	75	4,188
Doubtful	—	—	—	—	—	—	—	—
Total	$12,433	$15,251	$42,888	$31,603	$15,243	$38,623	$63,466	$219,507
Gross Charge Offs	$484	$394	$2,257	$3,132	$187	$100	$159	$6,713
Consolidated
Total	$889,469	$916,194	$2,200,799	$1,917,146	$730,623	$2,470,916	$1,080,134	$10,205,281
Gross Charge Offs	$484	$394	$5,183	$13,855	$316	$3,525	$880	$24,637

1 Represents gross charge-offs for the nine months ended September 30, 2024.

	December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$80,750	$295,043	$107,158	$20,199	$21,942	$28,902	$210,716	$764,710
Special Mention	—	1,407	—	—	—	393	289	2,089
Substandard	—	—	—	—	—	499	324	823
Doubtful	—	—	—	—	—	—	—	—
Total	$80,750	$296,450	$107,158	$20,199	$21,942	$29,794	$211,329	$767,622
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied
Risk Ratings:
Pass	$145,642	$272,384	$281,870	$165,475	$171,897	$551,177	$36,952	$1,625,397
Special Mention	—	159	1,335	—	524	9,122	1	11,141
Substandard	—	6,024	1,057	6,991	7,116	12,491	64	33,743
Doubtful	—	—	—	—	—	—	—	—
Total	$145,642	$278,567	$284,262	$172,466	$179,537	$572,790	$37,017	$1,670,281
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$234,226	$784,525	$657,499	$288,747	$397,031	$841,062	$25,954	$3,229,044
Special Mention	—	29,381	2,092	2,964	—	12,120	—	46,557
Substandard	—	685	8,723	9,398	10,427	14,806	250	44,289
Doubtful	—	—	—	—	—	—	—	—
Total	$234,226	$814,591	$668,314	$301,109	$407,458	$867,988	$26,204	$3,319,890
Gross Charge Offs	$—	$—	$11	$—	$—	$—	$109	$120
Residential real estate
Risk Ratings:
Pass	$177,000	$450,366	$649,086	$160,889	$95,288	$413,719	$479,047	$2,425,395
Special Mention	208	—	—	—	58	482	4,004	4,752
Substandard	95	—	919	123	314	8,960	5,134	15,545
Doubtful	—	—	—	—	—	—	—	—
Total	$177,303	$450,366	$650,005	$161,012	$95,660	$423,161	$488,185	$2,445,692
Gross Charge Offs	$—	$—	$—	$44	$—	$159	$153	$356
Commercial and financial
Risk Ratings:
Pass	$315,560	$336,071	$333,113	$127,069	$66,165	$89,002	$269,108	$1,536,088
Special Mention	136	2,167	1,064	1,005	503	1,103	2,191	8,169
Substandard	—	18,558	21,643	1,380	5,889	11,842	3,961	63,273
Doubtful	—	—	—	—	—	358	—	358
Total	$315,696	$356,796	$355,820	$129,454	$72,557	$102,305	$275,260	$1,607,888
Gross Charge Offs	$1,198	$117	$659	$3,007	$582	$12,584	$418	$18,565
Consumer
Risk Ratings:
Pass	$20,557	$66,699	$45,534	$19,747	$20,300	$19,080	$56,473	$248,390
Special Mention	5	334	279	77	5	194	65	959
Substandard	66	930	891	103	51	177	—	2,218
Doubtful	—	—	—	—	—	—	—	—
Total	$20,628	$67,963	$46,704	$19,927	$20,356	$19,451	$56,538	$251,567
Gross Charge Offs	$74	$1,910	$2,218	$362	$263	$666	$261	$5,754
Consolidated
Total	$974,245	$2,264,733	$2,112,263	$804,167	$797,510	$2,015,489	$1,094,533	$10,062,940
Gross Charge Offs	$1,272	$2,027	$2,888	$3,413	$845	$13,409	$941	$24,795
1 Represents gross charge-offs for the year ended December 31, 2023.

Troubled Borrower Modifications
The following table presents the amortized cost of troubled borrower modification (“TBM”) loans that were modified during the nine months ended September 30, 2024. There were five loans with an amortized cost of $0.9 million modified as a TBM during the nine months ended September 30, 2023.

	September 30, 2024
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total[1]	% of Total Class of Loans
Construction and land development	$—	$86	$86	0.01%
Commercial real estate - owner occupied	514	2,685	3,199	0.19
Commercial real estate - non-owner occupied	3,142	177	3,319	0.09%
Residential real estate	—	126	126	0.01%
Commercial and financial	3,524	813	4,337	0.28%
Consumer	84	1,034	1,118	0.51%
Totals	$7,264	$4,921	$12,185	0.12%
1At September 30, 2024, there were no unfunded lending related commitments associated with TBMs.
The following table presents the payment status of TBM loans that were modified in the twelve months prior to September 30, 2024.

	September 30, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due		Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Construction and Land Development	$—	$—	—	$—	$—	$86	$86
Commercial real estate - owner occupied	95	—		—	—	3,199	3,293
Commercial real estate - non-owner occupied	—	—		—	—	3,319	3,319
Residential real estate	123	—		—	—	96	219
Commercial and financial	3,162	—		—	—	1,321	4,483
Consumer	341	429		288	191	233	1,483
Totals	$3,721	$429		$288	$191	$8,254	$12,883
TBM loans modified in the prior 12 months with a payment default during the nine months ending September 30, 2024 were immaterial.

Note 5 – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended September 30, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$5,493	$1,562	$—	$3	$7,058
Commercial real estate - owner occupied	11,582	338	(2)	—	11,918
Commercial real estate - non-owner occupied	45,434	826	(602)	18	45,676
Residential real estate	39,209	(159)	(6)	104	39,148
Commercial and financial	28,429	3,003	(6,180)	726	25,978
Consumer	11,494	703	(1,794)	288	10,691
Totals	$141,641	$6,273	$(8,584)	$1,139	$140,469

	Three Months Ended September 30, 2023
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,960	$725	$—	$—	$7,685
Commercial real estate - owner occupied	6,418	(353)	—	—	6,065
Commercial real estate - non-owner occupied	54,103	(1,677)	—	15	52,441
Residential real estate	36,710	2,009	(44)	60	38,735
Commercial and financial	40,272	2,932	(11,814)	135	31,525
Consumer	15,252	(942)	(1,265)	165	13,210
Totals	$159,715	$2,694	$(13,123)	$375	$149,661

	Nine Months Ended September 30, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$8,637	$(1,593)	$(1)	$15	$7,058
Commercial real estate - owner occupied	5,529	6,688	(304)	5	11,918
Commercial real estate - non-owner occupied	48,288	(2,049)	(705)	142	45,676
Residential real estate	39,016	(152)	(128)	412	39,148
Commercial and financial	34,343	6,208	(16,786)	2,213	25,978
Consumer	13,118	3,457	(6,713)	829	10,691
Totals	$148,931	$12,559	$(24,637)	$3,616	$140,469

	Nine Months Ended September 30, 2023
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,464	$5	$1,208	$—	$8	$7,685
Commercial real estate - owner occupied	6,051	139	(127)	—	2	6,065
Commercial real estate - non-owner occupied	43,258	647	8,461	(109)	184	52,441
Residential real estate	29,605	400	8,659	(312)	383	38,735
Commercial and financial	15,648	17,527	11,548	(15,183)	1,985	31,525
Consumer	12,869	161	3,779	(3,864)	265	13,210
Totals	$113,895	$18,879	$33,528	$(19,468)	$2,827	$149,661

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
As of September 30, 2024 and December 31, 2023, the Company utilized a multiple scenario model comprised of a blend of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the scenarios, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions. Outcomes could differ from the scenarios utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.
The following section discusses changes in the level of the allowance for credit losses for the three months ended September 30, 2024.
The allowance decreased $1.2 million, or 0.8%, during the third quarter of 2024 to $140.5 million, or 1.38% of loans held for investment as of September 30, 2024.
In the Construction and Land Development segment, the increase in allowance is due to continued uncertainty in connection with commercial real estate markets. In this segment, the primary source of repayment is typically from proceeds of the sale or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, the allowance increased nominally due to an increase in loan balances and continued uncertainty in connection with commercial real estate valuations broadly and uncertainty associated with the economy. Risk characteristics include, but are not limited to, collateral type, note structure and loan seasoning.
In the Commercial Real Estate - Non-Owner-Occupied segment, the allowance increased slightly driven by higher loan balances and was partially offset by the charge-off of one nonaccrual loan. Repayment is often dependent upon rental income from the successful operation of the underlying property or from the sale of the property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes first mortgages secured by residential property, and home equity lines of credit. Allowance levels were essentially flat from last quarter. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, loan to value ratios, and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The decrease in the allowance is primarily driven by the charge-off of one nonaccrual relationship that was previously individually reserved. Industry, collateral type, estimated collateral values, and loan seasoning are among the relevant factors in assessing expected losses.

Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. The decrease in allowance for consumer loans was driven by lower loan balances and improved economic forecasts.

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
Interest Rate Swaps Designated as Fair Value Hedges
The Company has entered into interest rate swap contracts to hedge the risk of changes in fair value of the AFS securities portfolio due to changes in the Secured Overnight Financing Rate (“SOFR”). The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in other comprehensive income. These derivative instruments are primarily for risk management purposes. For the three and nine months ended September 30, 2024, the Company recognized, through other comprehensive income, net losses of $2.8 million and $2.0 million, respectively, and reclassified net gains of $0.3 million in each period out of accumulated other comprehensive income into interest income. For each of the three and nine months ended September 30, 2023, the Company recognized nominal amounts through other comprehensive income, and reclassified $0.2 million and $0.5 million, respectively, out of accumulated other comprehensive income into interest income.
The Company has entered into interest rate swap contracts to hedge the risk of changes in the fair value of a pool of residential mortgages due to changes in SOFR. These fair value hedges utilize the portfolio layer method. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in interest income. These derivative instruments are primarily for risk management purposes. For the three and nine months ended September 30, 2024, the Company recognized gains through interest income of $0.9 million and $1.8 million, respectively.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2024
Interest rate contracts[1]	$817,762	$26,259	Other Assets and Other Liabilities
Securities fair value hedges	400,000	692	Other Assets
Residential mortgage fair value hedges	400,000	794	Other Liabilities

December 31, 2023
Interest rate contracts[1]	$605,735	$28,804	Other Assets and Other Liabilities
Securities fair value hedges	400,000	2,677	Other Assets
Residential mortgage fair value hedges	200,000	75	Other Liabilities
[1]Interest rate contracts include risk participation agreements with notional amounts of $18.4 million and $9.4 million at September 30, 2024, and December 31, 2023, respectively with nominal fair value in both periods.

The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Securities available-for-sale [1]	$526,845	$584,108	$313	$2,643
Loans, net [2]	599,743	633,693	974	44
1 At September 30, 2024, and December 31, 2023, the amortized cost basis and unallocated basis adjustments used in hedging relationships was $608.4 million and $680.6 million, respectively. Refer to “Note 3 - Securities” for a reconciliation of the amortized cost and fair value of AFS securities.

[2] These amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2024, the portfolio layer method was $400 million, of which $400 million was designated as hedged. At December 31, 2023, the portfolio layer method was $200 million, of which $200 million was designated as hedged.

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	September 30, 2024	December 31, 2023
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$ 253,244	$396,378

Note 8 – Regulatory Capital
The Company is well-capitalized and at September 30, 2024, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the Common Equity Tier 1 “(CET1)” capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well-capitalized banks under the regulatory framework for prompt corrective action.

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

Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2024 and December 31, 2023 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2024
Financial Assets
Debt securities available-for-sale[1]	$2,160,055	$197	$2,159,858	$—
Derivative financial instruments[2]	26,951	—	26,951	—
Loans held for sale[2]	11,039	—	11,039	—
Loans[3]	3,974	—	—	3,974
Other real estate owned[3]	6,421	—	—	6,421
Equity securities[4]	13,918	13,918	—	—
Financial Liabilities
Derivative financial instruments[2]	$27,053	$—	$27,053	$—

At December 31, 2023
Financial Assets
Debt securities available-for-sale[1]	$1,836,020	$192	$1,835,828	$—
Derivative financial instruments[2]	31,481	—	31,481	—
Loans held for sale[2]	4,391	—	4,391	—
Loans[3]	15,242	—	—	15,242
Other real estate owned[3]	7,560	—	—	7,560
Equity securities[4]	13,623	13,623	—	—
Financial Liabilities
Derivative financial instruments[2]	$28,879	$—	$28,879	$—
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
Loans and other real estate owned: Fair values of collateral-dependent real estate loans and other real estate owned are based on recent real estate appraisals less estimated costs of sale. Evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time but none were made by management. As such, the fair values of these loans and properties are considered Level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $6.1 million with a specific reserve of $2.1 million at September 30, 2024, compared to $17.8 million with a specific reserve of $2.6 million at December 31, 2023.
For recurring fair value measurements, transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the nine months ended September 30, 2024, there were no such transfers.
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 16 - Fair Value” of the Annual Report on Form 10-K for the year ended December 31, 2023.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of September 30, 2024 and December 31, 2023 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Financial Assets
Held-to-maturity debt securities[1]	$646,050	$—	$538,485	$—
Time deposits with other banks	5,207	—	5,206	—
Loans, net	10,060,837	—	—	9,933,594
Financial Liabilities
Deposits	12,243,585	—	—	12,242,892
FHLB borrowings	245,000	—	240,697	—
Long-term debt	106,800	—	93,092	—

December 31, 2023

Held-to-maturity debt securities[1]	$680,313	$—	$558,359	$—
Time deposits with other banks	5,857	—	5,756	—
Loans, net	9,898,767	—	—	9,805,693
Financial Liabilities
Deposits	11,776,935	—	—	11,775,613
FHLB borrowings	50,000	—	49,745	—
Long-term debt	109,458	—	100,851	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2024 and December 31, 2023:
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
The acquisition of Professional resulted in the addition of $45.5 million in allowance for credit losses, including the $18.9 million identified in the table above for PCD loans, and $26.6 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition. Included within the $18.9 million initial PCD allowance is $5.5 million recorded as a measurement period adjustment during the three months ended September 30, 2023, reflecting information obtained by the Company relating to events or circumstances existing at the acquisition date.
The Company believes the deposits assumed in the acquisition have an intangible value. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships. The core deposit intangible asset acquired from Professional is being amortized over eight years using an accelerated method of amortization.
Acquisition Costs
Acquisition costs were $33.2 million for the nine months ended September 30, 2023.
Note 12 – Subsequent Event
In October 2024, the Company took advantage of favorable market conditions and repositioned a portion of its AFS securities portfolio. Securities with an average book yield of 2.8% were sold, resulting in a pre-tax loss of approximately $8.0 million impacting fourth quarter 2024 results. The proceeds of approximately $113.0 million were reinvested in agency mortgage-backed securities with an average book yield of 5.4%, for an estimated earnback of less than three years.
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
The emphasis of this discussion will be on the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2024 compared to December 31, 2023.
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
•Interest rate risks (including the impact of interest rates on macroeconomic conditions, customer and client behavior, and on our net interest income), as well as the impact of fluctuating interest rates on our financial projections and models, sensitivities, and the shape of the yield curve;
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

Results of Operations
Seacoast provides integrated financial services including commercial and consumer banking, wealth management, and mortgage services to customers at 77 full-service branches across Florida, and through advanced mobile and online banking solutions. The Company’s financial results in the third quarter of 2024 include strong growth in loans and deposits supporting improved net interest income. Growth in noninterest income continues, and with significant cost-saving initiatives now complete, Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Highlights for the third quarter of 2024 include:
•Net income of $30.7 million, or $0.36 per average diluted share, an increase of $0.4 million, or 1%, from the prior quarter.
•Pre-tax pre-provision earnings on an adjusted basis1 increased $1.9 million to $46.4 million from the prior quarter.
•Tangible book value per share increased 20% on an annualized basis to $16.20.
•Loans grew 6.6% on an annualized basis to $10.2 billion, and the overall loan pipeline remained strong at $831.1 million.
•Growth in customer deposits, excluding brokered deposits, of $195.9 million, or 6.6% annualized.
•Noninterest bearing deposits grew $45.5 million, or 5.3% annualized.
•Net interest margin was 3.17%, nearly flat compared to 3.18% in the prior quarter, and net interest margin, excluding accretion on acquired loans, expanded to 2.90% from 2.87%.
•Net interest income of $106.7 million, an increase of $2.2 million, or 2%, from the second quarter of 2024.
•Noninterest income increased to $23.7 million, representing a 33% year-over-year increase compared to the three months ended September 30, 2023.
•Strong capital position, with a Tier 1 capital ratio of 14.8%, and a tangible common equity to tangible assets ratio of 9.6%.

The Company’s focus on organic customer growth and recent talent additions are generating momentum across its markets and business segments. The results for the third quarter of 2024 evidence the inflection in growth and the start of margin expansion expected during the second half of 2024.
For the third quarter of 2024, the Company reported net income of $30.7 million, or $0.36 per average diluted share, an increase of $0.4 million, or 1%, from the second quarter of 2024 and a decrease of $0.8 million, or 2%, compared to the third quarter of 2023. Adjusted net income1 for the third quarter of 2024 totaled $30.5 million, or $0.36 per average diluted share, an increase of $0.2 million, or 1%, compared to the second quarter of 2024 and a decrease of $3.7 million, or 11%, compared to the third quarter of 2023. For the nine months ended September 30, 2024, net income totaled $86.9 million, or $1.02 per average diluted share, an increase of $12.4 million, or 17%, compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, adjusted net income1 totaled $91.9 million, or $1.08 per average diluted share, compared to $101.9 million, or $1.21 per average diluted share for the nine months ended September 30, 2023.

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
	2024	2024	2023	2024	2023
Return on average tangible assets	0.99%	1.00%	1.04%	0.96%	0.88%
Return on average tangible shareholders’ equity	10.31	10.75	11.90	10.21	10.09
Efficiency ratio	59.84	60.21	62.60	62.24	65.19

Adjusted return on average tangible assets[1]	0.98%	1.00%	1.12%	1.01%	1.15%
Adjusted return on average tangible shareholders’ equity[1]	10.27	10.76	12.79	10.72	13.14
Adjusted efficiency ratio[1]	59.84	60.21	60.19	60.39	56.47
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Net Interest Income and Margin
Net interest income for the third quarter of 2024 totaled $106.7 million, an increase of $2.2 million, or 2%, compared to the second quarter of 2024, and a decrease of $12.6 million, or 11%, compared to the third quarter of 2023. For the nine months ended September 30, 2024, net interest income totaled $316.2 million, a decrease of $61.3 million, or 16%, compared to the nine months ended September 30, 2023. In the loan portfolio, higher interest income from new loan production was partially offset by lower accretion of purchase discount on acquired loans. Recent purchases in the securities portfolio contributed to higher securities yields. Higher interest expense on deposits reflects the impact of higher rates, with cuts to the federal funds rate late in the quarter not yet fully impacting the third quarter of 2024 results.
Net interest income (on a fully taxable equivalent basis)1 for the third quarter of 2024 was $107.0 million, an increase of $2.3 million, or 2%, compared to the second quarter of 2024, and a decrease of $12.5 million, or 10%, compared to the third quarter of 2023. Accretion on acquired loans totaled $9.2 million for the third quarter of 2024, compared to $10.2 million for the second quarter of 2024, and $14.8 million for the third quarter of 2023. For the nine months ended September 30, 2024, net interest income (on a fully taxable equivalent basis)1 was $316.9 million, a decrease of $61.1 million, or 16%, compared to the nine months ended September 30, 2023. Accretion on acquired loans totaled $30.0 million for the nine months ended September 30, 2024, compared to $45.4 million for the nine months ended September 30, 2023.
Net interest margin (on a fully taxable equivalent basis)1 decreased one basis point to 3.17% in the third quarter of 2024, compared to 3.18% in the second quarter of 2024, and decreased 40 basis points from 3.57% in the third quarter of 2023, largely driven by higher deposit costs. Compared to the second quarter of 2024, securities yields increased six basis points in the third quarter of 2024 to 3.75% and increased 42 basis points from the third quarter of 2023. The yield on loans increased to 5.94% for the third quarter of 2024, an increase of one basis point from both the second quarter of 2024 and from the third quarter of 2023. The effect on net interest margin of accretion of purchase discounts on acquired loans was an increase of 27 basis points for the third quarter of 2024, 30 basis points in the second quarter, and 44 basis points in the third quarter of 2023. The cost of deposits was 2.34% in the third quarter of 2024, compared to 2.31% in the second quarter of 2024, and 1.79% in the third quarter of 2023.
1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

For the nine months ended September 30, 2024, net interest margin (on a fully taxable equivalent basis)1 decreased 72 basis points to 3.19% compared to the nine months ended September 30, 2023, largely driven by higher deposit costs. The yield on securities was 3.65% for the nine months ended September 30, 2024, compared to 3.10% for the nine months ended September 30, 2023. The yield on total loans increased from 5.89% for the nine months ended September 30, 2023 to 5.93% for the nine months ended September 30, 2024. The effect on net interest margin of accretion of purchase discounts on acquired loans was an increase of 30 basis points for the nine months ended September 30, 2024, and 47 basis points for the nine months ended September 30, 2023. The cost of deposits was 2.28% for the nine months ended September 30, 2024, an increase of 95 basis points compared to the nine months ended September 30, 2023.
In the remainder of 2024, the Company expects to continue growing customer relationships resulting in growth in loans and deposits. This growth, combined with lower rates on deposits resulting from expected short-term interest rate reductions, should benefit net interest income and net interest margin in the fourth quarter of 2024.
The following table details the trend for net interest income and margin results (on a fully taxable equivalent basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Third quarter 2024	$106,975	3.17%	5.46%	3.32%
Second quarter 2024	104,657	3.18%	5.47%	3.33%
Third quarter 2023	119,505	3.57%	5.38%	2.76%

Nine months ended September 30, 2024	316,930	3.19%	5.44%	3.28%
Nine months ended September 30, 2023	378,009	3.91%	5.30%	2.19%
1On a fully taxable equivalent basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Average loans increased $123.7 million, or 1%, for the third quarter of 2024 compared to the second quarter of 2024, and increased $85.2 million, or 1%, from the third quarter of 2023. For the nine months ended September 30, 2024, average loans increased $216.0 million, or 2%, from the nine months ended September 30, 2023.
Average loans as a percentage of average earning assets totaled 75% for the third quarter of 2024, 76% for the second quarter of 2024 and 76% for the third quarter of 2023. For each of the nine months ended September 30, 2024 and September 30, 2023, average loans as a percentage of average earning assets totaled 76%.
During the third quarter of 2024, average investment securities increased $127.1 million, or 4.8%, compared to the second quarter of 2024, and increased $171.9 million, or 6.6%, compared to the third quarter of 2023. Securities yields increased six basis points to 3.75% during the third quarter of 2024 from 3.69% in the second quarter of 2024, benefiting from recent purchases. For the nine months ended September 30, 2024, average investment securities were $2.7 billion, a decrease of $3.7 million compared to the nine months ended September 30, 2023.
The cost of average interest-bearing liabilities decreased one basis point in the third quarter of 2024 to 3.32% from 3.33% in the second quarter of 2024, and increased 56 basis points from 2.76% in the third quarter of 2023. The cost of average total deposits (including noninterest bearing demand deposits) was 2.34% in the third quarter of 2024, 2.31% in the second quarter of 2024 and 1.79% in the third quarter of 2023. For the nine months ended September 30, 2024, the cost of average total deposits (including noninterest bearing demand deposits) was 2.28% compared to 1.33% for the nine months ended September 30, 2023.
During the third quarter of 2024, average transaction deposits (noninterest and interest-bearing demand) decreased $273.4 million, or 4%, compared to the second quarter of 2024 and decreased $909.2 million, or 13%, compared to the third quarter of 2023. For the nine months ended September 30, 2024, average transaction deposits decreased $751.8 million, or 11%, compared to the nine months ended September 30, 2023. Declines reflect shifts in customer preference during the periods toward money market accounts, which increased $276.5 million, or 8%, in the third quarter of 2024 compared to the prior quarter, and increased $841.7 million, or 30%, in the nine months ended September 30, 2024 compared to the prior year period. The Company’s deposit mix remains favorable, with 86% of average deposit balances comprised of savings, money market, and demand deposits for the nine months ended September 30, 2024.

Average balances of sweep repurchase agreements with customers decreased $52.5 million, or 18%, from the second quarter of 2024 and decreased $86.6 million, or 26%, compared to the third quarter of 2023. The average rate on customer sweep repurchase accounts was 3.37% for the third quarter of 2024, compared to 3.68% for the second quarter of 2024, and 3.48% for the third quarter of 2023. For the nine months ended September 30, 2024, the average balance was $289.2 million, compared to an average balance of $249.2 million for the nine months ended September 30, 2023 with average rates of 3.61% and 2.86%, respectively.
The Company had an average balance of $237.9 million in FHLB borrowings outstanding for the third quarter of 2024, with an average interest rate of 4.26%, compared to $149.2 million for the second quarter of 2024, with an average interest rate of 4.29%, and $111.1 million for the third quarter of 2023, with an average interest rate of 3.17%. The Company had an average balance of $163.5 million in FHLB borrowings outstanding for the nine months ended September 30, 2024, with an average interest rate of 4.17%, compared to $214.4 million for the nine months ended September 30, 2023, with an average interest rate of 3.70%.
Long-term debt balances averaged $106.7 million in the third quarter of 2024, $106.5 million in the second quarter of 2024, and $106.0 million in the third quarter of 2023. The average rate on long-term debt for the third quarter of 2024 was 7.05%, an increase of two basis points compared to the second quarter of 2024 and a decrease of 13 basis points compared to the third quarter of 2023. For the nine months ended September 30, 2024, long-term debt averaged $106.5 million, compared to $103.5 million for the nine months ended September 30, 2023. The average rate on long-term debt for the nine months ended September 30, 2024 was 7.13%, an increase of 25 basis points compared to the nine months ended September 30, 2023. The long-term debt is comprised of trust preferred securities issued by subsidiary trusts of the Company, and notes assumed in bank acquisitions in 2022 and 2023.

The following tables detail average balances, net interest income and margin results (on a fully taxable equivalent basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

		2024						2023
		Third Quarter			Second Quarter			Third Quarter
		Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)		Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	`	$2,756,502	$25,963	3.75%	$2,629,716	$24,155	3.69%	$2,575,002	$21,401	3.32%
Nontaxable		5,701	42	2.93	5,423	40	2.97	15,280	119	3.11
Total Securities		2,762,203	26,005	3.75	2,635,139	24,195	3.69	2,590,282	21,520	3.32

Federal funds sold		433,423	5,906	5.42	510,401	6,967	5.49	547,576	7,415	5.37
Interest bearing deposits with other banks and other investments		102,700	1,232	4.77	98,942	1,361	5.53	90,039	1,062	4.68
Total Loans, net		10,128,822	151,282	5.94	10,005,122	147,518	5.93	10,043,611	150,048	5.93
Total Earning Assets		13,427,148	184,425	5.46	13,249,604	180,041	5.47	13,271,508	180,045	5.38

Allowance for credit losses		(141,974)			(146,380)			(158,440)
Cash and due from banks		167,103			168,439			168,931
Premises and equipment, net		109,699			110,709			116,704
Intangible assets		812,761			818,914			839,787
Bank owned life insurance		304,703			302,165			295,272
Other assets including deferred tax assets		317,406			336,256			372,241
Total Assets		$14,996,846			$14,839,707			$14,906,003

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand		$2,489,674	$12,905	2.06%	$2,670,569	$14,946	2.25%	$2,804,243	$15,013	2.12%
Savings		546,473	601	0.44	584,490	560	0.39	770,503	465	0.24
Money market		3,942,357	38,457	3.88	3,665,858	35,813	3.93	2,972,495	22,918	3.06
Time deposits		1,716,720	19,002	4.40	1,631,290	17,928	4.42	1,619,572	16,461	4.03
Securities sold under agreements to repurchase		241,083	2,044	3.37	293,603	2,683	3.68	327,711	2,876	3.48
Federal Home Loan Bank borrowings		237,935	2,549	4.26	149,234	1,592	4.29	111,087	888	3.17
Long-term debt, net		106,706	1,892	7.05	106,532	1,862	7.03	106,036	1,919	7.18
Total Interest-Bearing Liabilities		9,280,948	77,450	3.32	9,101,576	75,384	3.33	8,711,647	60,540	2.76
Noninterest demand		3,393,110			3,485,603			3,987,761
Other liabilities		154,344			134,900			133,846
Total Liabilities		12,828,402			12,722,079			12,833,254

Shareholders’ equity		2,168,444			2,117,628			2,072,747

Total Liabilities & Equity		$14,996,846			$14,839,707			$14,906,003

Cost of deposits				2.34%			2.31%			1.79%
Interest expense as a % of earning assets				2.29%			2.29%			1.81%
Net interest income as a % of earning assets			$106,975	3.17%		$104,657	3.18%		$119,505	3.57%

1On a fully taxable equivalent basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2024			2023
	Nine Months Ended September 30,			Nine Months Ended September 30,
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$2,655,422	$72,511	3.65%	$2,649,127	$61,543	3.10%
Nontaxable	5,677	123	2.89	15,721	370	3.14
Total Securities	2,661,099	72,634	3.65	2,664,848	61,913	3.10

Federal funds sold	438,089	17,929	5.47	336,022	12,444	4.95
Interest bearing deposits with other banks and other investments	102,415	3,721	4.85	90,511	4,530	6.69
Total Loans, net	10,056,466	446,108	5.93	9,840,484	433,821	5.89
Total Earning Assets	13,258,069	540,392	5.44	12,931,865	512,708	5.30

Allowance for credit losses	(145,579)			(151,613)
Cash and due from banks	167,424			185,426
Premises and equipment, net	110,929			116,840
Intangible assets	819,046			811,483
Bank owned life insurance	302,220			287,756
Other assets including deferred tax assets	330,898			402,175
Total Assets	$14,843,007			$14,583,932

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,626,026	$43,117	2.19%	$2,642,180	$25,780	1.30%
Savings	586,285	1,701	0.39	909,184	1,292	0.19
Money market	3,673,493	105,998	3.85	2,831,747	54,540	2.58
Time deposits	1,646,285	54,051	4.39	1,288,736	36,490	3.79
Securities sold under agreements to repurchase	289,181	7,806	3.61	249,242	5,333	2.86
Federal Home Loan Bank borrowings	163,468	5,101	4.17	214,415	5,936	3.70
Long-term debt, net	106,538	5,688	7.13	103,469	5,328	6.88
Total Interest-Bearing Liabilities	9,091,276	223,462	3.28	8,238,973	134,699	2.19
Noninterest demand	3,468,790			4,204,389
Other liabilities	148,000			126,487
Total Liabilities	12,708,066			12,569,849

Shareholders' equity	2,134,941			2,014,083

Total Liabilities & Equity	$14,843,007			$14,583,932

Cost of deposits			2.28%			1.33%
Interest expense as a % of earning assets			2.25%			1.39%
Net interest income as a % of earning assets		$316,930	3.19%		$378,009	3.91%

1On a fully taxable equivalent basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $23.7 million for the third quarter of 2024, an increase of $1.5 million, or 7%, compared to the second quarter of 2024 and an increase of $5.9 million, or 33%, from the third quarter of 2023. Noninterest income totaled $66.4 million for the nine months ended September 30, 2024, an increase of $4.5 million, or 7%, compared to the nine months ended September 30, 2023.
Noninterest income is detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2024	2024	2023	2024	2023
Service charges on deposit accounts	$5,412	$5,342	$4,648	$15,714	$13,450
Interchange income	1,911	1,940	1,684	5,739	11,444
Wealth management income	3,843	3,766	3,138	11,149	9,519
Mortgage banking fees	485	582	410	1,448	1,412
Insurance agency income	1,399	1,355	1,183	4,045	3,444
SBA gains	391	694	613	1,824	1,184
BOLI income	2,578	2,596	2,197	7,438	6,181
Other	7,473	5,953	4,307	18,631	15,636
	23,492	22,228	18,180	65,988	62,270
Securities gains (losses), net	187	(44)	(387)	372	(456)
Total	$23,679	$22,184	$17,793	$66,360	$61,814
Service charges on deposits were $5.4 million in the third quarter of 2024, compared to $5.3 million in the second quarter of 2024, and $4.6 million in the third quarter of 2023. For the nine months ended September 30, 2024, service charges on deposits totaled $15.7 million, an increase of $2.3 million, or 17%, compared to the nine months ended September 30, 2023. The Company’s investments in talent and market expansion across the state have resulted in continued growth in treasury management services to commercial customers.
Interchange income remained flat compared to the second quarter of 2024 and increased $0.2 million, or 13%, compared to the third quarter of 2023. The increase from the prior year quarter reflects continued organic growth. For the nine months ended September 30, 2024, interchange income totaled $5.7 million, a decrease of $5.7 million, or 50%, compared to the nine months ended September 30, 2023, due to the impact of the Durbin amendment, which became effective for the Company on July 1, 2023.
Wealth management income, including trust fees and brokerage commissions and fees, was $3.8 million in both the second and third quarters of 2024, compared to $3.1 million for the third quarter of 2023. For the nine months ended September 30, 2024, wealth management income totaled $11.1 million, an increase of $1.6 million, or 17%, compared to the nine months ended September 30, 2023. The wealth management division continues to demonstrate success in building relationships, and assets under management have increased $276.5 million, or 16%, from December 31, 2023, to $2.0 billion at September 30, 2024.
Insurance agency income was similar to the second quarter of 2024 and totaled $1.4 million for the three months ended September 30, 2024, compared to $1.2 million in the third quarter of 2023. For the nine months ended September 30, 2024, insurance agency income totaled $4.0 million, an increase of $0.6 million, or 17%, compared to the nine months ended September 30, 2023, reflecting continued growth and expansion of insurance services.
Bank owned life insurance (“BOLI”) income of $2.6 million for the third quarter of 2024 was consistent with the second quarter of 2024 and increased $0.4 million, or 17%, from $2.2 million for the third quarter of 2023. For the nine months ended September 30, 2024, BOLI income totaled $7.4 million, an increase of $1.3 million, or 20%, compared to the nine months ended September 30, 2023, with policy exchanges executed in the first quarter of 2024 resulting in improved ongoing yields.
Other income was $7.5 million in the third quarter of 2024, an increase of $1.5 million, or 26%, compared to the second quarter of 2024, and an increase of $3.2 million, or 74%, compared to the third quarter of 2023. For the nine months ended September 30, 2024, other income totaled $18.6 million, an increase of $3.0 million, or 19%, compared to the nine months ended September 30, 2023. Changes in each period reflect variability in income from SBIC investments, loan swap-related fees, and other fees correlating with growth in customers and accounts.

Net securities activity resulted in gains of $0.2 million during the third quarter of 2024, losses of $44 thousand in the second quarter of 2024, and losses of $0.4 million in the third quarter of 2023. For the nine months ended September 30, 2024, net securities activity resulted in gains of $0.4 million, compared to losses of $0.5 million for the nine months ended September 30, 2023. The first quarter of 2024 included gains of $4.1 million on the sale of the Company’s holdings of Visa Class B stock, which were largely offset by losses of $3.8 million on the sale of $86.8 million, or 3%, of the bank’s investment securities portfolio. The proceeds were reinvested at a yield of 5.53%, with an expected earnback on the trade of 1.9 years.
In October 2024, the Company took advantage of favorable market conditions and repositioned a portion of its available for sale securities portfolio. Securities with an average book yield of 2.8% were sold, resulting in a pre-tax loss of approximately $8.0 million impacting fourth quarter 2024 results. The proceeds of approximately $113.0 million were reinvested in agency mortgage-backed securities with an average book yield of 5.4%, for an estimated earnback of less than three years.
Noninterest Expenses
Noninterest expense for the third quarter of 2024 totaled $84.8 million, an increase of $2.3 million, or 3%, compared to the second quarter of 2024, and a decrease of $9.1 million, or 10%, from the third quarter of 2023. For the nine months ended September 30, 2024, noninterest expense totaled $257.7 million, a decrease of $51.5 million, or 17%, compared to the nine months ended September 30, 2023. The decreases from 2023 are the result of cost-saving initiatives and prudent management of expenses, while maintaining strategic investments to support continued growth. Noninterest expenses are detailed as follows:

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(In thousands)	2024	2024	2023	2024	2023
Salaries and wages	$40,697	$38,937	$46,431	$119,938	$139,202
Employee benefits	6,955	6,861	7,206	21,705	23,240
Outsourced data processing costs	8,003	8,210	8,714	28,331	43,489
Occupancy	7,096	7,180	7,758	22,313	24,360
Furniture and equipment	2,060	1,956	2,052	6,027	6,664
Marketing	2,729	3,266	1,876	8,650	6,161
Legal and professional fees	2,708	1,982	2,679	6,841	14,220
FDIC assessments	1,882	2,131	2,258	6,171	5,817
Amortization of intangibles	6,002	6,003	7,457	18,297	21,838
Other real estate owned expense and net (gain) loss on sale	491	(109)	274	356	412
Provision for credit losses on unfunded commitments	250	251	—	751	1,239
Other	5,945	5,869	7,210	18,346	22,613
Total	$84,818	$82,537	$93,915	$257,726	$309,255
Salaries and wages totaled $40.7 million for the third quarter of 2024, $38.9 million for the second quarter of 2024, and $46.4 million for the third quarter of 2023. The third quarter of 2024 reflects continued additions to the banking team as the Company focuses on organic growth. For the nine months ended September 30, 2024, salaries and wages totaled $119.9 million, a decrease of $19.3 million, or 14%, compared to the nine months ended September 30, 2023. A workforce reduction in early 2024 partially offset revenue compression from higher interest rates.
During the third quarter of 2024, employee benefits, which include costs associated with the Company’s self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $7.0 million, an increase of $0.1 million, or 1%, compared to the second quarter of 2024, and a decrease of $0.3 million, or 3%, compared to the third quarter of 2023. For the nine months ended September 30, 2024, employee benefit costs totaled $21.7 million, a decrease of $1.5 million, or 7%, compared to the nine months ended September 30, 2023. The decreases compared to the 2023 periods are related to reductions in the workforce.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $8.0 million, $8.2 million, and $8.7 million for the third quarter of 2024, second quarter of 2024, and third quarter of 2023, respectively. Lower expenses in the third quarter of 2024 reflect the benefit of lower negotiated rates with key service providers. For the nine months ended September 30, 2024, outsourced data processing costs totaled $28.3 million, a decrease of

$15.2 million, or 35%, compared to the nine months ended September 30, 2023. The 2023 period included $17.5 million in costs directly associated with bank acquisitions.
Total occupancy and furniture and equipment expenses were $9.2 million in the third quarter of 2024, $9.1 million in the second quarter of 2024, and $9.8 million in the third quarter of 2023. The decrease in expenses compared to the third quarter of 2023 is the result of expense reduction efforts completed during 2024. For the nine months ended September 30, 2024, occupancy and furniture and equipment expenses totaled $28.3 million, a decrease of $2.7 million, or 9%, compared to the nine months ended September 30, 2023.
Marketing expenses totaled $2.7 million in the third quarter of 2024, $3.3 million in the second quarter of 2024, and $1.9 million in the third quarter of 2023. For the nine months ended September 30, 2024, marketing expenses totaled $8.7 million, an increase of $2.5 million, or 40%, compared to the nine months ended September 30, 2023. Planned investments in branding and in marketing campaigns across the state led to higher marketing expenses in 2024, with changes between periods driven by the timing of various campaigns.
Legal and professional fees for the third quarter of 2024 were $2.7 million, an increase of $0.7 million, or 37%, compared to the second quarter of 2024, and similar to expenses in the third quarter of 2023. For the nine months ended September 30, 2024, legal and professional fees totaled $6.8 million, a decrease of $7.4 million, or 52%, compared to the nine months ended September 30, 2023. The 2023 period included $6.5 million in costs directly associated with bank acquisitions.
Provision for Credit Losses
The provision for credit losses was $6.3 million for the third quarter of 2024, compared to $4.9 million for the second quarter of 2024, and $2.7 million for the third quarter of 2023. For the nine months ended September 30, 2024, provision for credit losses was $12.6 million, compared to $33.5 million for the nine months ended September 30, 2023. The first quarter of 2023 included a $26.6 million day-one provision recorded in conjunction with the Professional acquisition. Excluding the day-one provision, the increase for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to loan growth.
In late September and early October 2024, communities across our corporate footprint were impacted by Hurricanes Helene and Milton. We maintained uninterrupted digital and telephone access for our customers and, having experienced minimal impacts to our branch properties, we fully reopened to serve our communities shortly after each storm passed. Recovery efforts in many areas continue and the full impacts on people and businesses in the most hard-hit regions are not fully known. We do not expect a significant impact from Hurricane Helene, but an additional provision for credit losses may be warranted in the fourth quarter of 2024 for the impacts of Hurricane Milton, in a range between approximately $5 million and $10 million.
Income Taxes
For the third quarter of 2024, the Company recorded tax expense of $8.6 million, a decrease of $0.3 million, or 3%, compared to the second quarter of 2024 and a decrease of $0.5 million, or 5%, compared to the third quarter of 2023. The effective tax rate for the third quarter of 2024 was 21.9%, compared to 22.4% in the second quarter of 2024 and 22.8% in the third quarter of 2023. For the nine months ended September 30, 2024, tax expense totaled $25.3 million, an increase of $3.4 million, or 15%, compared to the nine months ended September 30, 2023, with an effective tax rate of 22.6% for the nine months ended September 30, 2024, compared to 22.8% for the nine months ended September 30, 2023.
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

Reconciliation of Non-GAAP Measures

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(Amounts in thousands, except per share data)	2024	2024	2023	2024	2023
Net income	$30,651	$30,244	$31,414	$86,901	$74,490

Total noninterest income	$23,679	$22,184	$17,793	$66,360	$61,814
Securities (gains)/losses, net	(187)	44	387	(372)	456
BOLI benefits on death (included in other income)	—	—	—	—	(2,117)
Total adjustments to noninterest income	(187)	44	387	(372)	(1,661)
Total adjusted noninterest income	$23,492	$22,228	$18,180	$65,988	$60,153

Total noninterest expense	$84,818	$82,537	$93,915	$257,726	$309,255
Merger related charges	—	—	—	—	(33,180)
Branch reductions and other expense initiatives[1]	—	—	(3,305)	(7,094)	(5,167)
Adjustments to noninterest expense	—	—	(3,305)	(7,094)	(38,347)
Adjusted noninterest expense[2]	$84,818	$82,537	$90,610	$250,632	$270,908

Income taxes	$8,602	$8,909	$9,076	$25,341	$21,962
Tax effect of adjustments	(47)	11	936	1,703	9,298
Adjusted income taxes	8,555	8,920	10,012	27,044	31,260
Adjusted net income[2]	$30,511	$30,277	$34,170	$91,920	$101,878

Earnings per diluted share, as reported	$0.36	$0.36	$0.37	$1.02	$0.89
Adjusted earnings per diluted share	0.36	0.36	0.40	1.08	1.21
Average diluted shares outstanding	85,069	84,816	85,666	84,915	83,993

Adjusted noninterest expense	$84,818	$82,537	$90,610	$250,632	$270,908
Provision for credit losses on unfunded commitments	(250)	(251)	—	(751)	(1,239)
Other real estate owned expense and net (gain) loss on sale	(491)	109	(274)	(356)	(412)
Amortization of intangibles	(6,002)	(6,003)	(7,457)	(18,297)	(21,838)
Net adjusted noninterest expense	$78,075	$76,392	$82,879	$231,228	$247,419

Net adjusted noninterest expense	$78,075	$76,392	$82,879	$231,228	$247,419
Average tangible assets	$14,184,085	$14,020,793	$14,066,216	$14,023,961	$13,772,449
Net adjusted noninterest expense to average tangible assets	2.19%	2.19%	2.34%	2.20%	2.40%

Net revenue	$130,344	$126,608	$137,099	$382,527	$439,235
Total adjustments to net revenue	(187)	44	387	(372)	(1,661)
Impact of FTE adjustment	310	233	199	763	588
Adjusted net revenue on a fully taxable equivalent basis	$130,467	$126,885	$137,685	$382,918	$438,162
Adjusted efficiency ratio	59.84%	60.21%	60.19%	60.39%	56.47%

Net interest income	$106,665	$104,424	$119,306	$316,167	$377,421
Impact of FTE adjustment	310	233	199	763	588
Net interest income including FTE adjustment	106,975	104,657	119,505	316,930	378,009

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(Amounts in thousands, except per share data)	2024	2024	2023	2024	2023
Total noninterest income	23,679	22,184	17,793	66,360	61,814
Total noninterest expense less provision for credit losses on unfunded commitments	84,568	82,286	93,915	256,975	308,016
Pre-tax pre-provision earnings	46,086	44,555	43,383	126,315	131,807
Total adjustments to noninterest income	(187)	44	387	(372)	(1,661)
Total adjustments to noninterest expense including other real estate owned expense and net (gain) loss on sale	491	(109)	3,579	7,450	38,759
Adjusted pre-tax pre-provision earnings[2]	$46,390	$44,490	$47,349	$133,393	$168,905

Average assets	$14,996,846	$14,839,707	$14,906,003	$14,843,007	$14,583,932
Less average goodwill and intangible assets	(812,761)	(818,914)	(839,787)	(819,046)	(811,483)
Average tangible assets	$14,184,085	$14,020,793	$14,066,216	$14,023,961	$13,772,449

Return on average assets (ROA)	0.81%	0.82%	0.84%	0.78%	0.68%
Impact of removing average intangible assets and related amortization	0.18	0.18	0.20	0.18	0.20
Return on average tangible assets (ROTA)	0.99	1.00	1.04	0.96	0.88
Impact of other adjustments for adjusted net income	(0.01)	—	0.08	0.05	0.27
Adjusted return on average tangible assets	0.98%	1.00%	1.12%	1.01%	1.15%

Pre-tax pre-provision return on average tangible assets	1.46%	1.45%	1.43%	1.38%	1.49%
Impact of adjustments on pre-tax pre-provision earnings	0.01	—	0.12	0.06	0.36
Adjusted pre-tax pre-provision return on average tangible assets[2]	1.47%	1.45%	1.55%	1.44%	1.85%

Average shareholders’ equity	$2,168,444	$2,117,628	$2,072,747	$2,134,941	$2,014,083
Less average goodwill and intangible assets	(812,761)	(818,914)	(839,787)	(819,046)	(811,483)
Average tangible equity	$1,355,683	$1,298,714	$1,232,960	$1,315,895	$1,202,600

Return on average shareholders’ equity	5.62%	5.74%	6.01%	5.44%	4.94%
Impact of removing average intangible assets and related amortization	4.69	5.01	5.89	4.77	5.15
Return on average tangible common equity (ROTCE)	10.31	10.75	11.90	10.21	10.09
Impact of other adjustments for adjusted net income	(0.04)	0.01	0.89	0.51	3.05
Adjusted return on average tangible common equity	10.27%	10.76%	12.79%	10.72%	13.14%

Loan interest income[3]	$151,282	$147,518	$150,048	$446,108	$433,821
Accretion on acquired loans	(9,182)	(10,178)	(14,843)	(29,955)	(45,365)
Loan interest income excluding accretion on acquired loans[3]	$142,100	$137,340	$135,205	$416,153	$388,456

Yield on loans[3]	5.94%	5.93%	5.93%	5.93%	5.89%
Impact of accretion on acquired loans	(0.36)	(0.41)	(0.59)	(0.40)	(0.61)
Yield on loans excluding accretion on acquired loans[3]	5.58%	5.52%	5.34%	5.53%	5.28%

Net interest income[3]	$106,975	$104,657	$119,505	$316,930	$378,009

	Third	Second	Third	Nine Months Ended
	Quarter	Quarter	Quarter	September 30,
(Amounts in thousands, except per share data)	2024	2024	2023	2024	2023
Accretion on acquired loans	(9,182)	(10,178)	(14,843)	(29,955)	(45,365)
Net interest income excluding accretion on acquired loans[3]	$97,793	$94,479	$104,662	$286,975	$332,644

Net interest margin[3]	3.17%	3.18%	3.57%	3.19%	3.91%
Impact of accretion on acquired loans	(0.27)	(0.30)	(0.44)	(0.30)	(0.47)
Net interest margin excluding accretion on acquired loans[3]	2.90%	2.87%	3.13%	2.89%	3.44%

Securities interest income[3]	$26,005	$24,195	$21,520	$72,634	$61,913
Fully taxable equivalent adjustment to securities	(8)	(7)	(22)	(22)	(71)
Securities interest income excluding fully taxable equivalent adjustment	$25,997	$24,188	$21,498	$72,612	$61,842

Loan interest income[3]	$151,282	$147,518	$150,048	$446,108	$433,821
Fully taxable equivalent adjustment to loans	(302)	(226)	(177)	(741)	(517)
Loan interest income excluding fully taxable equivalent adjustment	$150,980	$147,292	$149,871	$445,367	$433,304

Net interest income[3]	$106,975	$104,657	$119,505	$316,930	$378,009
Fully taxable equivalent adjustments to securities	(8)	(7)	(22)	(22)	(71)
Fully taxable equivalent adjustments to loans	(302)	(226)	(177)	(741)	(517)
Net interest income excluding fully taxable equivalent adjustments	$106,665	$104,424	$119,306	$316,167	$377,421
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
Financial Condition
Total assets as of September 30, 2024 were $15.2 billion, an increase of $588.1 million, or 4%, from December 31, 2023.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in “Note 3 – Securities” in this report.
At September 30, 2024, the Company had $2.2 billion in AFS securities and $646.1 million in HTM securities. The Company’s total debt securities portfolio increased $289.8 million from December 31, 2023. During the first quarter of 2024, the Company recognized a $4.1 million gain on the opportunistic sale of its Visa Class B shares. The gain was offset by a partial repositioning of the securities portfolio, in which $86.8 million of securities were sold, with $3.8 million in realized losses.
Debt securities generally return principal and interest monthly. The modified duration of the AFS securities portfolio and the total portfolio was 4.1 and 4.5, respectively, at September 30, 2024 compared to 4.5 and 4.9, respectively, at December 31, 2023.
At September 30, 2024, AFS securities had gross unrealized losses of $179.0 million and gross unrealized gains of $13.8 million, compared to gross unrealized losses of $217.7 million and gross unrealized gains of $4.4 million at December 31, 2023.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury securities, obligations of U.S. government agencies, and obligations of U.S. government sponsored entities totaled $2.4 billion, or 85%, of the total portfolio.

The portfolio includes $136.0 million, with a fair value of $129.3 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $121.6 million, with a fair value of $111.4 million, in private label residential securities with weighted average credit support of 23%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate residential mortgage loans. Commercial securities totaled $9.6 million, with a fair value of $9.2 million. These securities have weighted average credit support of 22%. The collateral underlying these mortgages are primarily pooled multifamily loans.
The Company also has invested $286.0 million in floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of September 30, 2024, all of the Company’s collateralized loan obligations were in AAA/AA tranches with weighted average credit support of 34%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
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
At September 30, 2024, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at September 30, 2024, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $10.2 billion at September 30, 2024, a $142.3 million, or 1.4%, increase from December 31, 2023.
The Company remains committed to sound risk management procedures. Portfolio diversification in terms of asset mix, industry, and loan type has been and continues to be an important element of the Company’s lending strategy. The average loan size is $360 thousand, and the average commercial loan size is $789 thousand at September 30, 2024, reflecting the Company’s longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company’s exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).
The following tables detail loan portfolio composition at September 30, 2024 and December 31, 2023 for portfolio loans, purchased credit deteriorated (“PCD”) and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as defined in “Note 4 - Loans”.

	September 30, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$495,458	$99,756	$539	$595,753
Commercial real estate - owner occupied	1,150,809	493,986	32,019	1,676,814
Commercial real estate - non-owner occupied	2,228,137	1,214,092	130,847	3,573,076
Residential real estate	1,811,941	734,399	18,563	2,564,903
Commercial and financial	1,332,939	213,109	29,180	1,575,228
Consumer	158,902	60,293	312	219,507
Totals	$7,178,186	$2,815,635	$211,460	$10,205,281

	December 31, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$519,426	$247,654	$542	$767,622
Commercial real estate - owner occupied	1,079,633	552,627	38,021	1,670,281
Commercial real estate - non-owner occupied	1,844,588	1,323,222	152,080	3,319,890
Residential real estate	1,714,748	710,129	20,815	2,445,692
Commercial and financial	1,237,090	318,683	52,115	1,607,888
Consumer	175,969	74,854	744	251,567
Totals	$6,571,454	$3,227,169	$264,317	$10,062,940
The amortized cost basis of loans included net deferred costs of $44.9 million at September 30, 2024 and $43.1 million at December 31, 2023. At September 30, 2024, the remaining fair value adjustments on acquired loans were $141.8 million, or 4.5%, of the outstanding acquired loan balances, compared to $174.0 million, or 4.8%, of the acquired loan balances at December 31, 2023. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Collateral types and characteristics of non-owner occupied commercial real estate (“CRE”) loans as of September 30, 2024 were as follows:

	September 30, 2024
(In thousands)	Balance	Balance % of Total Loans	Average Loan Size	30+ Days Past Due-Accruing	Non Accrual	Weighted Avg LTV[1]
Retail	$1,135,452	11.1%	$2,248	$324	$—	50%
Office	561,984	5.5	1,678	—	2,914	54
Multifamily 5+	458,588	4.5	2,259	—	3,189	51
Hotel/Motel	363,324	3.6	3,707	3,341	15,684	49
Industrial/Warehouse	429,894	4.2	2,128	2,554	195	54
Other	623,834	6.1	1,147	2,377	6,724	51
Total	$3,573,076	35.0%	$1,893	$8,596	$28,706	51%
[1]Loan-to-value is calculated based on the real estate value at the time of origination, renewal, or update, whichever is more recent.
Non-owner occupied CRE loans increased by $253.2 million in the nine months ended September 30, 2024, totaling $3.6 billion at September 30, 2024 compared to $3.3 billion at December 31, 2023. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is Retail properties, which totaled approximately $1.1 billion at September 30, 2024. This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. Loans in this segment have a weighted average loan to value of 50% and an average loan size of $2.2 million.
The second-largest segment in the non-owner occupied CRE portfolio is office properties, which totaled $562.0 million at September 30, 2024. This segment targets low to mid-rise suburban offices and is broadly diversified across many types of professional services. There is limited exposure to central business districts. Loans in this segment have a weighted average loan to value of 54% and an average loan size of $1.7 million.
Owner-occupied CRE loans increased by $6.5 million in the nine months ended September 30, 2024 to $1.7 billion. Owner-occupied CRE is used by the owner, where the primary source of repayment is the cash flow from business operations housed within the property.
Commercial and financial loans are extended to commercial customers for working capital, physical asset expansion, asset acquisition or other business purposes. Balances decreased $32.7 million, or 2%, from December 31, 2023, totaling $1.6 billion at September 30, 2024.

Residential mortgage loans increased $119.2 million to $2.6 billion during the nine months ended September 30, 2024. Included in the balance as of September 30, 2024, were $981.3 million of fixed rate mortgages, $981.1 million of adjustable rate mortgages and $602.5 million in home equity loans and home equity lines of credit (“HELOCs”), compared to $1.0 billion, $865.2 million and $488.2 million, respectively, at December 31, 2023. Substantially all residential originations have been underwritten to conventional loan agency standards, including loan balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 64%, with 32% of the loans being in first lien position at September 30, 2024, compared to an average LTV of 63%, with 35% of the portfolio being in the first lien position at December 31, 2023.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $32.1 million, or 13%, to total $219.5 million at September 30, 2024, compared to $251.6 million at December 31, 2023.
Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified. Pipelines include lines of credit at the full proposed commitment amount, which may not result in fully funded originations.

	Third	Second	Third
	Quarter	Quarter	Quarter
(In thousands)	2024	2024	2023
Commercial/commercial real estate loan pipeline at period end	$744,548	$743,789	$259,445
Commercial/commercial real estate loans closed	499,655	405,957	94,021

SBA pipeline at period end	28,944	29,296	41,353
SBA originations	18,386	8,226	12,476

Residential pipeline - saleable at period end	11,222	12,095	6,820
Residential loans - sold	23,200	21,417	17,625

Residential pipeline - portfolio at period end	21,920	24,721	20,945
Residential loans - retained	51,507	42,431	43,962

Consumer pipeline at period end	24,447	24,532	24,482
Consumer originations	65,140	59,973	76,531
Commercial and commercial real estate originations during the third quarter of 2024 were $499.7 million, an increase of $93.7 million, or 23%, compared to the second quarter of 2024, and an increase of $405.6 million, or 431%, compared to the third quarter of 2023. The Company continues to exercise a disciplined approach to lending and is benefiting from the investments made in recent years to attract talent from large regional banks across its markets. This talent is onboarding significant new relationships, resulting in increased loan production. Commercial and commercial real estate pipelines were $744.5 million as of September 30, 2024, an increase of $0.8 million from $743.8 million at June 30, 2024, and an increase of 187% from $259.4 million at September 30, 2023.
SBA originations totaled $18.4 million during the third quarter of 2024, an increase of $10.2 million compared to the second quarter of 2024, and an increase of $5.9 million compared to the third quarter of 2023.
Residential loans originated for sale in the secondary market totaled $23.2 million in the third quarter of 2024, compared to $21.4 million in the second quarter of 2024 and $17.6 million in the third quarter of 2023. Residential saleable pipelines were $11.2 million as of September 30, 2024, compared to $12.1 million as of June 30, 2024 and $6.8 million as of September 30, 2023.
Residential loan production retained in the portfolio for the third quarter of 2024 was $51.5 million, compared to $42.4 million in the second quarter of 2024 and $44.0 million in the third quarter of 2023. The pipeline of residential loans intended to be retained in the portfolio was $21.9 million as of September 30, 2024, compared to $24.7 million as of June 30, 2024, and $20.9 million as of September 30, 2023.

Consumer originations, which include HELOCs, totaled $65.1 million during the third quarter of 2024, compared to $60.0 million in the second quarter of 2024 and $76.5 million in the third quarter of 2023. The consumer pipeline was $24.4 million as of September 30, 2024, compared to $24.5 million as of June 30, 2024 and $24.5 million at September 30, 2023.
Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions to minimize credit risk concentration to capital. Outstanding balances for commercial and commercial real estate loan relationships greater than $10 million totaled $2.6 billion, representing 26% of the total portfolio at September 30, 2024, compared to $2.3 billion, or 23%, at December 31, 2023. The Company’s ten largest commercial and commercial real estate funded and unfunded relationships at September 30, 2024 aggregated to $550.7 million, of which $441.4 million was funded, compared to $505.7 million at December 31, 2023, of which $348.3 million was funded.
Concentrations in construction and land development loans and CRE loans are maintained well below regulatory guidelines. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital were 36% and 241%, respectively, at September 30, 2024, compared to 48% and 244%, respectively, at December 31, 2023. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 34% and 227%, respectively, of total consolidated risk based capital as of September 30, 2024 compared to 45% and 228%, respectively, at December 31, 2023. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts (“REITs”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Borrower Modifications, Other Real Estate Owned and Credit Quality
Nonperforming assets (“NPAs”) at September 30, 2024 totaled $87.3 million, and were comprised of $80.9 million of nonaccrual loans, and $6.4 million of other real estate owned (“OREO”), including $5.7 million of branches taken out of service. Overall, NPAs increased $14.6 million, or 20%, from $72.7 million as of December 31, 2023. NPAs to total assets at September 30, 2024 increased to 0.58% from 0.50% at December 31, 2023.
Compared to December 31, 2023, nonaccrual loans increased $15.8 million, or 24%. Approximately 75% of nonaccrual loans were secured with real estate at September 30, 2024. Nonperforming loans to total loans outstanding at September 30, 2024 increased to 0.79% from 0.65% at December 31, 2023. A significant portion of nonaccrual loans have collateral values well in excess of balances outstanding, and therefore, no loss is expected.

The tables below set forth details related to nonaccrual loans.

	September 30, 2024
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$94	$744	$838	$177
Commercial real estate - owner occupied	2,664	7,002	9,666	1,188
Commercial real estate - non-owner occupied	25,452	3,254	28,706	1,715
Residential real estate	6,379	14,690	21,069	562
Commercial and financial	3,571	15,533	19,104	6,676
Consumer	—	1,474	1,474	221
Totals	$38,160	$42,697	$80,857	$10,539

	December 31, 2023
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses
Construction and land development	$—	$824	$824	$—
Commercial real estate - owner occupied	4,859	4,825	9,684	41
Commercial real estate - non-owner occupied	3,938	4,797	8,735	230
Residential real estate	1,792	8,194	9,986	58
Commercial and financial	4,868	29,825	34,693	2,319
Consumer	—	1,182	1,182	257
Totals	$15,457	$49,647	$65,104	$2,905

In accordance with regulatory reporting requirements, loans are placed on nonaccrual following the Retail Classification of Loan interagency guidance. The accrual of interest is generally discontinued on loans that become 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Consumer loans that become 120 days past due are generally charged off. The loan carrying value is analyzed and any changes are appropriately made quarterly, as described above.
In certain circumstances, the Company provides modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as troubled borrower modifications (“TBMs”). Loans that were modified as TBMs during the nine months ended September 30, 2024 are included in “Note 4 - Loans”.

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
The Company recorded provision expense of $6.3 million and $12.6 million, respectively, for the three and nine months ended September 30, 2024, compared to $2.7 million and $33.5 million, respectively, for the three and nine months ended September 30, 2023. The Company recorded net charge-offs of $7.4 million and $21.0 million, respectively, in the three and nine months ended September 30, 2024, compared to $12.7 million and $16.6 million, respectively, for the three and nine months ended September 30, 2023.
The ratio of allowance for credit losses to total loans was 1.38% at September 30, 2024, 1.47% at December 31, 2023, and 1.49% at September 30, 2023.

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
Cash and cash equivalents, including interest bearing deposits, totaled $637.1 million at September 30, 2024, compared to $447.2 million at December 31, 2023. Higher cash and cash equivalent balances at September 30, 2024 are consistent with the Company’s strategic balance sheet management.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Total uninsured deposits were estimated to be $4.3 billion at September 30, 2024, representing 36% of overall deposit accounts. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 31% of total deposits at September 30, 2024. The Company has liquidity sources as discussed below, including cash and lines of credit with the FRB and FHLB, that represent 145% of uninsured deposits, and 167% of uninsured and uncollateralized deposits.
In addition to $637.1 million in cash and cash equivalents at September 30, 2024, the Company had $5.7 billion in available borrowing capacity, including $4.1 billion in available collateralized lines of credit, $1.2 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $348.0 million. The Company may also access funding by acquiring brokered deposits. Brokered deposits at September 30, 2024 totaled $256.5 million, compared to $122.3 million at December 31, 2023.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity are maintained through a portfolio of high-quality marketable assets, such as residential mortgage loans, debt securities available-for-sale and interest-bearing deposits. The Company is also able to provide short-term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the third quarter of 2024, Seacoast Bank distributed $15.4 million to the Company and, at September 30, 2024, is eligible to distribute dividends to the Company of approximately $172.1 million without prior regulatory approval. At September 30, 2024, the Company had cash and cash equivalents at the parent of approximately $97.4 million, compared to $101.7 million at December 31, 2023.

Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

	September 30,	December 31,
(In thousands, except ratios)	2024	2023
Noninterest demand	$3,443,455	$3,544,981
Interest-bearing demand	2,487,448	2,790,210
Money market	4,034,371	3,314,288
Savings	524,474	651,454
Time deposits	1,497,301	1,353,655
Brokered deposits	$256,536	$122,347
Total deposits	$12,243,585	$11,776,935

Securities sold under agreements to repurchase	210,176	374,573

Total customer funding[1]	$12,197,225	$12,029,161

Noninterest demand deposits as % of total deposits	28%	30%
[1]Total deposits and securities sold under agreements to repurchase, excluding brokered deposits. Securities sold under agreements to repurchase consists of customer sweep accounts.
The Company benefits from a diverse and granular deposit base that serves as a significant source of strength. Total deposits increased $466.7 million, or 4.0%, to $12.2 billion at September 30, 2024 compared to December 31, 2023.
Noninterest demand deposits represented 28% and 30% of total deposits at September 30, 2024 and December 31, 2023, respectively. Customer transaction account balances (noninterest demand and interest-bearing demand) represented 49% of total deposits at September 30, 2024, compared to 54% at December 31, 2023.
Customer sweep accounts totaled $210.2 million at September 30, 2024, decreasing $164.4 million, or 44%, from December 31, 2023. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At September 30, 2024 and December 31, 2023, long-term debt included $72.4 million and $72.2 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company. At September 30, 2024, the average interest rate in effect on our outstanding subordinated debt related to trust preferred securities was 6.80%, compared to 7.34% at December 31, 2023. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. Under Basel III and FRB rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules.
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
Federal Home Loan Bank advances totaled $245.0 million at September 30, 2024 with a weighted average interest rate of 4.19%, compared to $50.0 million at December 31, 2023 with an interest rate of 3.23%.

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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $2.8 billion at September 30, 2024 and $2.7 billion at December 31, 2023.
In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows.
Seacoast Bank may be required to maintain reserve balances with the FRB. There was no reserve requirement at September 30, 2024 or December 31, 2023.
Under FRB regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At September 30, 2024, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $196.1 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the nine months ended September 30, 2024.
Capital Resources
The Company’s equity capital at September 30, 2024 increased $85.8 million, or 4%, from December 31, 2023 to $2.2 billion. Changes in equity included an increase from net income of $86.9 million, partially offset by the payment of common stock dividends totaling $46.2 million.
The ratio of shareholders’ equity to period end total assets was 14.46% at both September 30, 2024 and December 31, 2023, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.64% and 9.31% at September 30, 2024 and December 31, 2023, respectively. Changes in the value of HTM securities are not reflected in shareholders’ equity under GAAP; however, illustratively, if all HTM securities were presented at fair value, the tangible common equity ratio would have been 9.11% at September 30, 2024 and 8.68% at December 31, 2023.
Activity in shareholders’ equity for the nine months ended September 30, 2024 and 2023 follows:

(In thousands)	2024	2023
Beginning balance at December 31, 2023 and 2022	$2,108,086	$1,607,775
Net income	86,901	74,490
Stock based compensation expense	10,233	10,290
Common stock transactions related to stock based employee benefit plans	972	4,316
Issuance of common stock and conversion of options pursuant to acquisition	—	421,042
Repurchase of common stock	(880)	(45)
Dividends on common stock ($0.54 per share and $0.53 per share, respectively)	(46,170)	(45,236)
Change in accumulated other comprehensive income	34,708	(24,238)
Ending balance at September 30, 2024 and 2023	$2,193,850	$2,048,394

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

September 30, 2024	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	16.18%	15.26%	10.00%
Tier 1 Capital Ratio	14.76	14.05	8.00
Common Equity Tier 1 Ratio (CET1)	14.10	14.05	6.50
Leverage Ratio	11.15	10.62	5.00
[1]For subsidiary bank only.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay $172.1 million of dividends to the Company.
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
The following table presents the ALCO simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning October 1, 2024, holding all balances on the balance sheet static. It is important to note that the results in the table below assume parallel shifts in the yield curve and do not take into account changes in the slope of the yield curve nor changes in balance sheet size or mix.

	% Change in Projected Baseline
	Net Interest Income
	September 30, 2024
Change in Interest Rates	1-12 months	13-24 months
+2.00%	(9.9)%	(8.4)%
+1.00%	(4.2)%	(3.3)%
Current	—%	—%
-1.00%	0.2%	(1.6%)
-2.00%	0.8%	(3.5%)
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

Change in Interest Rates	% Change in
Economic Value of
Equity
+2.00%	(14.3)%
+1.00%	(6.6)%
Current	—%
-1.00%	5.9%
-2.00%	8.3%
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2024 and concluded that those disclosure controls and procedures are effective.
During the quarter ended September 30, 2024, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
7/1/24 to 7/31/24	4,888	$23.40	—	$99,120
8/1/24 to 8/31/24	—	—	—	99,120
9/1/24 to 9/30/24	—	—	—	99,120
Total - 3rd Quarter	4,888	$23.40	—	$99,120
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
No shares of the Company’s common stock were repurchased under the program during the three months ended September 30, 2024.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Trading arrangements
There were no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company during the three months ended September 30, 2024.
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
Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 6, 2024	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

November 6, 2024	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer