Form 10-K
period 2024-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2025-02-25
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
                                              ☒ Yes            ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2024, as reported on the NASDAQ Global Select Market, was approximately $2.0 billion. The number of shares of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, outstanding as of January 31, 2025, was 85,612,136.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2025 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2025 Proxy Statement shall be deemed so incorporated.

Part I

Glossary of Defined Terms

Term	Definition	Term	Definition
ABS	Asset-backed securities	FASB	Financial Accounting Standards Board
ACH	Automated clearing house	FDIC	Federal Deposit Insurance Corporation
ACL	Allowance for credit losses	FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
AFS	Available-for-sale	FHA	Fair Housing Act
ALCO	Asset and Liability Management Committee	FHLB	Federal Home Loan Bank
AML	Anti-money laundering	FICO	Fair Isaac Corporation (credit score)
AOCI	Accumulated other comprehensive income	FinCEN	Financial Crimes Enforcement Network
Apollo	Apollo Bancshares, Inc.	FRB	Federal Reserve Board
ARM	Adjustable-rate mortgage	FTE	Fully taxable equivalent
ASC	Accounting Standards Codification	GAAP	Accounting principles generally accepted in the United States of America
ASU	Accounting Standards Update	GLBA	Gramm-Leach-Bliley Act
ATM	Automated teller machine	HELOC	Home equity line of credit
BBFC	Business Bank of Florida Corp.	HTM	Held-to-maturity
BHC	Bank Holding Company	ITC	Information Technology Committee
BOLI	Bank owned life insurance	LTV	Loan-to-value
CDI	Core deposit intangibles	Moody's	Moody's Analytics
CECL	Current expected credit losses	MSA	Metropolitan statistical area
CEO	Chief Executive Officer	NASDAQ	NASDAQ Global Select Market
CET1	Common equity tier 1	NAV	Net Asset Value
CFO	Chief Financial Officer	NPA	Nonperforming asset
CFPB	Consumer Financial Protection Bureau	OCC	Office of the Comptroller of the Currency
CISO	Chief Information Security Officer	OFAC	Office of Foreign Assets Control
CLO	Collateralized loan obligations	OREO	Other real estate owned
CRA	Community Reinvestment Act	PCAOB	Public Company Accounting Oversight Board
CRE	Commercial Real Estate	PCD	Purchased credit deteriorated
CRO	Chief Risk Officer	PPP	Paycheck Protection Program
DIF	Deposit Insurance Fund	Professional	Professional Holding Corp.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	REIT	Real estate investment trust
DOJ	Department of Justice	ROA	Return on assets
Drummond	Drummond Banking Company	ROTA	Return on tangible assets
DTA	Deferred tax asset	ROTCE	Return on tangible common equity
ECOA	Equal Credit Opportunity Act	ROUA	Right-of-use asset
EPS	Earnings per share	RSA	Restricted stock award
ERM	Enterprise Risk Management	RSU	Restricted stock unit
ERMC	Enterprise Risk Management Committee	Sabal Palm	Sabal Palm Bancorp, Inc.
ESG	Environmental, social and governance	SBA	Small Business Administration
ESPP	Employee Stock Purchase Plan	SBIC	Small business investment companies
EVE	Economic value of equity	SEC	Securities and Exchange Commission

Term	Definition	Term	Definition
SERP	Supplemental Executive Retirement Plan	TDR	Troubled debt restructuring
SOFR	Secured Overnight Financing Rate	XBRL	eXtensible Business Reporting Language
TBM	Troubled borrower modification

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
•Governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve, as well as legislative, tax and regulatory changes including overdraft and late fee caps (if implemented), including those that impact the money supply and inflation;
•The risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities, and interest rate sensitive assets and liabilities;
•Interest rate risks (including the impact of interest rates on macroeconomic conditions, customer and client behavior, and on our net interest income), sensitivities and the shape of the yield curve;
•Changes in accounting policies, rules, and practices;
•Changes in retail distribution strategies, customer preferences and behavior generally and as a result of economic factors, including heightened or persistent inflation;
•Changes in the availability and cost of credit and capital in the financial markets;
•Changes in the prices, values and sales volumes of residential and commercial real estate, especially as they relate to the value of collateral supporting the Company’s loans;
•The Company’s concentration in commercial real estate loans and in real estate collateral in Florida;
•Seacoast's ability to comply with any regulatory requirements and the risk that the regulatory environment may not be conducive to or may prohibit or delay the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit;

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
•The effects of war or other conflicts, acts of terrorism, natural disasters, including hurricanes in the Company's footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
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
•Risks related to, and the costs associated with, ESG and anti-ESG matters, including the scope and pace of related rulemaking activity, disclosure requirements and potential litigation;
•A deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the federal budget and economic policy, including the impact of tariffs and trade policies;
•The risk that balance sheet, revenue growth, and loan growth expectations may differ from actual results; and
•Other factors and risks described under “Risk Factors” herein and in any of the Company's subsequent reports filed with the SEC and available on its website at www.sec.gov.
All written or oral forward-looking statements attributable to Seacoast are expressly qualified in their entirety by this cautionary notice. The Company assumes no obligation to update, revise or correct any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.

Item 1.	Business
Overview
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a financial holding company, incorporated in Florida in 1983, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Its principal subsidiary is Seacoast National Bank, a wholly-owned national banking association (“Seacoast Bank”), which commenced its operations in 1933. As of December 31, 2024, Seacoast had total consolidated assets of $15.2 billion, total deposits of $12.2 billion, total consolidated liabilities, including deposits, of $13.0 billion and consolidated shareholders’ equity of $2.2 billion.
Seacoast Bank is one of the largest banks headquartered in Florida, with an expanding presence in the state's fastest growing markets, each of which has unique characteristics and opportunities. This growth has been achieved through a balanced strategy consisting of organic growth and opportunistic acquisitions. The Company provides integrated financial services including commercial and consumer banking, wealth management, mortgage and insurance services to customers through advanced mobile and online banking solutions, and through Seacoast Bank's network of 77 full-service branches.
The Company’s legal structure includes wholly-owned subsidiaries through which the Company manages investments and foreclosed properties. Through one of these subsidiaries, Seacoast Bank has a controlling interest in a REIT. Unrelated investors own a non-controlling interest in the preferred stock of the REIT. Seacoast Bank provides brokerage and annuity services through an affiliation with a third party broker/dealer, LPL Financial. Seacoast Insurance Services, Inc. and Nature Coast Insurance, Inc., each a wholly-owned subsidiary of Seacoast, facilitate access for the Company to provide customers with a range of insurance products. The Company also operates seven trusts, formed for the purpose of issuing trust preferred securities, as described in "Note 9 - Borrowings” in Item 8 of this Form 10-K.
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
Market and Competition
Seacoast operates in a highly competitive environment, and Seacoast Bank's competition includes not only other banks, but also various other non-bank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer-to-peer lending businesses, financial technology companies, investment brokerage and financial advisory firms and mutual fund companies. Seacoast Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast Bank also competes for interest-bearing funds with other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation, rapid technological changes, and regulatory developments within the financial services industry will likely change the nature and intensity of Seacoast's competition in the financial services sector, but should also create opportunities for the Company to demonstrate and leverage its competitive advantages.
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

Human Capital
As of December 31, 2024, the Company and its subsidiaries employed 1,504 full time-equivalent employees. Our associates are not represented by a collective bargaining agreement, and we believe our relationship with our associates is strong.

Professional Development and Employee Engagement
Seacoast offers comprehensive training and development programs to provide professional growth opportunities and career paths for our associates, and offers tuition reimbursement to promote continued professional education. The Seacoast Manager Excellence Program supports associates as they progress from individual contributor to manager, focusing on creating purpose, driving results, developing talent, and leading change. To ensure that we are meeting associates’ expectations, we conduct an Employee Engagement Survey each year. The results of the survey and the process of continuous improvement are discussed with the Board at least annually. In 2024, 95% of associates participated in the annual engagement survey, with an overall associate engagement score of 84%, which is 13 percentage points higher than similarly-sized companies, nine percentage points higher than the Banking industry and eight percentage points higher than the Finance industry benchmarks.
Associate Health and Well-Being
We strive to offer competitive compensation and employee benefits including, among others, paid vacation time, medical, dental and vision insurance benefits, a 401(k) plan with company match, and an employee stock purchase plan. Seacoast also provides associates with access to a variety of resources to address personal and financial health and wellness. Comprehensive Employee Assistance Plan resources are accessible to all associates, addressing a wide range of topics from substance abuse to child and elder care resources. Associates are encouraged to balance their physical fitness with their work life, with a Company reimbursement for a portion of fitness center memberships. We also offer financial planning resources for help with student debt, retirement planning and one-on-one financial planning sessions to all associates.
Supervision and Regulation
The Company is extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect the Company or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and Seacoast Bank’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company and Seacoast Bank, are difficult to predict. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to the Company or Seacoast Bank. Changes in applicable laws, regulations or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on the Company's and Seacoast Bank’s business, operations, and earnings. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund of the FDIC, and the U.S. banking and financial system rather than protection for the holders of the Company's capital stock.
Regulation of the Company: The Company is registered as a bank holding company with the Federal Reserve Bank under the BHC Act and has elected to be a financial holding company. As such, the Company is subject to comprehensive supervision and regulation by the Federal Reserve and to its regulatory reporting requirements. Federal law subjects financial holding companies, such as Seacoast, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may lead to regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.
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

Activity Limitations: As a financial holding company, Seacoast is permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if so determined by the FRB, complementary to financial activities. The Company and Seacoast Bank must each remain “well-capitalized” and “well-managed” and Seacoast Bank must receive a Community Reinvestment Act rating of at least “Satisfactory” at its most recent examination in order for the Company to maintain its status as a financial holding company. In addition, the FRB has the power to order a financial holding company or its subsidiaries to terminate any non-banking activity or terminate its ownership or control of any non-bank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company. As further described below, each of the Company and Seacoast Bank is well-capitalized as of December 31, 2024, and Seacoast Bank achieved a rating of “Outstanding” in its most recent CRA evaluation.
Source of Strength Obligations: As a bank holding company, we are required to act as a source of financial and managerial strength to Seacoast Bank and to maintain resources adequate to support it. The term “source of financial strength” means the ability to provide financial assistance in the event of financial distress. As regulator of Seacoast Bank, the OCC may require reports from the Company to assess its ability to serve as a source of strength and the FRB may enforce compliance with the source of strength requirements and require the Company to provide financial assistance to Seacoast Bank in the event of financial distress.
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
Governance and Financial Reporting Obligations: Seacoast is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and the NASDAQ Global Select Market stock exchange. In particular, the Company is required to include management and independent registered public accounting firm reports on internal controls as part of its Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. Failure to comply with these internal control rules may materially adversely affect the Company's reputation, its ability to obtain the necessary certifications to financial statements, and the value of the Company's securities. The assessments of the Company's financial reporting controls as of December 31, 2024 are included in this report under “Item 9A. Controls and Procedures.”

Corporate Governance: The Dodd-Frank Wall Street Reform and Consumer Protection Act addressed many investor protection, corporate governance, and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act: (1) granted shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhanced independence requirements for Compensation Committee members; and (3) required companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers.
Incentive Compensation: The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. In May 2024, these proposed rules were reintroduced, with public comment requested. As of December 31, 2024, these rules have not been implemented. The Company and Seacoast Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks and that policies are in place to provide for recovery (i.e., "clawback") of erroneously awarded incentive compensation, consistent with three key principles: that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
The Company and Seacoast Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, plus retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, “high volatility” commercial real estate, past due assets, structured securities and equity holdings.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991, among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.
Seacoast Bank is subject to minimum ratios to be considered well-capitalized. The FRB has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the FRB’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the FRB were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to Seacoast Bank, the Company’s capital ratios as of December 31, 2024 would exceed such revised well-capitalized standard. Also, the FRB may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
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
In 2024, the Company’s and Seacoast Bank’s regulatory capital ratios were above the well-capitalized standards and met the capital conservation buffer as of December 31, 2024. Based on current estimates, we believe that the Company and Seacoast Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2025. As of December 31, 2024, the consolidated capital ratios of Seacoast and Seacoast Bank were as follows:

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized[1]
Total Risk-Based Capital Ratio	16.18%	15.30%	10.00%
Tier 1 Capital Ratio	14.81	14.13	8.00
CET1 Capital Ratio	14.15	14.13	6.50
Leverage Ratio	11.19	10.66	5.00
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
The Company has historically relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the year ended December 31, 2024, Seacoast Bank distributed $59.6 million to the Company. During the year ended December 31, 2023, Seacoast Bank distributed $40.7 million to the Company. Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits for that year combined with its retained net profits for the preceding two calendar years. Under this restriction Seacoast Bank is eligible to distribute dividends up to $188.9 million to the Company, without prior OCC approval, as of December 31, 2024.
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
Seacoast Bank meets the definition of a “large institution” and is subject to direct supervision by the Consumer Financial Protection Bureau for compliance with a wide range of consumer compliance laws, and for assessment of the effectiveness of the Bank's compliance management system. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.
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
Reserves: FRB rules require depository institutions, such as Seacoast Bank, to maintain reserves against their transaction accounts, primarily interest-bearing and noninterest-bearing checking accounts. Reserve requirement ratios were reduced to zero percent in March 2020, and are subject to annual adjustment by the FRB.
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
The Federal Deposit Insurance Act requires the FDIC to adopt a restoration plan when the DIF reserve ratio falls below the statutory minimum of 1.35% or is expected to within six months. Such a plan was adopted by the FDIC in 2020 to restore the DIF to at least 1.35% by September 30, 2028. In 2022, based on projections indicating that achievement of the statutory minimum reserve ratio within the required timeframe was at risk, the FDIC amended the restoration plan and increased initial base deposit insurance assessment rates by two basis points, beginning in the first quarter of 2023. In response to the bank failures in early 2023, the FDIC implemented a special assessment to recover the losses to the DIF. The base for the special assessment was equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. As Seacoast Bank did not have more than $5 billion in uninsured deposits at the measurement date, it was not subject to the special assessment.
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
Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, subject to pending implementation by regulatory rulemaking, and on June 30, 2021 FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking. FinCEN is required to implement regulations to specify how covered financial institutions, such as the Company, should incorporate these national priorities into their AML programs. As of December 31, 2024, no such regulations have been proposed.

Economic Sanctions: The Office of Foreign Assets Control is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If the Company finds a name on any transaction, account or wire transfer that is on an OFAC list, it must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and it must notify the appropriate authorities.
Concentrations in Lending: In 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for credit losses and capital levels may also be required. The Guidance is triggered when commercial real estate loan concentrations exceed either:
•Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•Total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.
The Guidance also applies when a bank has a sharp increase in commercial real estate loans or has significant concentrations of commercial real estate secured by a particular property type. Seacoast Bank has exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. Seacoast Bank believes that its long-term experience in commercial real estate lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. At December 31, 2024, Seacoast Bank's construction and land development loans represented approximately 38% of total risk-based capital, well below the Guidance’s threshold. At December 31, 2024, the total commercial real estate exposure for Seacoast Bank represented approximately 237% of total risk- based capital, also below the Guidance’s threshold.
Debit Interchange Fees: Interchange fees, or “swipe” fees, are fees that merchants pay to card companies and card-issuing banks such as Seacoast Bank for processing electronic payment transactions on their behalf. The “Durbin Amendment” in the Dodd-Frank Act limits the amount of debit card interchange fees that may be received or charged by the debit card issuer, and is applicable to insured depository institutions with $10 billion or more in assets (inclusive of affiliates) as of the end of the previous calendar year. The limitations specified by the Durbin Amendment became effective for Seacoast Bank on July 1, 2023.
On October 25, 2023, the FRB issued a proposed rule that would reduce the amount of debit card interchange fees received by debit card issuers. In addition, the proposed rule would allow for an update to the debit card interchange fee cap every other year based on an analysis of certain costs incurred by debit card issuers. If the rule is adopted as currently proposed, it would result in a further reduction to Seacoast Bank's debit card interchange fees.

Community Reinvestment Act: Seacoast Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The OCC’s assessment of Seacoast Bank’s CRA record is made available to the public. Following the enactment of the Gramm-Leach-Bliley Act, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company is not permitted to become or remain a financial holding company and no new activities authorized under GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries receive less than a “Satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. Seacoast Bank has a rating of "Outstanding" in its most recent CRA evaluation.
On October 24, 2023, the OCC, the FRB, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules were challenged in federal court and a preliminary injunction was granted in March 2024 enjoining implementation of the rules. The effective dates will be extended for each day the injunction remains in place, pending the resolution of the lawsuit.

If the final rules are reinstated, they are likely to make it more challenging and/or costly for the Bank to receive a rating of at least "Satisfactory" on its CRA exam.
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
In March 2023, the CFPB issued a final rule to implement Section 1071 of the Dodd-Frank Act, which requires lenders to collect, and report information about lending to "women-owned, minority-owned and small businesses." This rule is due to take effect in stages depending upon lending volume of the depository institution beginning in 2025. However, the final rule has been subject to ongoing court challenges and may be revised by the CFPB. The Bank is monitoring these developments.
In December 2024, the CFPB finalized a rule that would substantially limit overdraft fees that larger institutions such as the Bank may charge consumers, with an effective date of October 1, 2025. If implemented, this rule would impact the Bank's noninterest income. However, this rule has been challenged in court and may be revised by the CFPB. The Bank is monitoring these developments.
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
The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with certain standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.

Non-Discrimination Policies: Seacoast Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act and the Fair Housing Act, both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices.
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
In addition to the other information set forth in this report, you should consider the factors described below, as well as the risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors” in evaluating us and our business and making or continuing an investment in our stock. The material risks and uncertainties that management believes affect us are described below. The risks contained in this Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results. The trading price of our securities could decline due to the materialization of any of these risks, and our shareholders may lose all or part of their investment. This Form 10-K also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Form 10-K titled “Special Cautionary Notice Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.
Credit Risk
Deterioration in the real estate markets, including the secondary market for residential mortgage loans, can adversely affect us.
A decline in residential real estate market prices or reduced levels of home sales could result in lower single family home values, adversely affecting the liquidity and value of collateral securing commercial loans for residential land acquisition, construction and development, as well as residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on the sale of mortgage loans. Declining real estate prices cause higher delinquencies and losses on certain mortgage loans, generally, and particularly on second lien mortgages and HELOCs. Significant ongoing disruptions in the secondary market for residential mortgage loans can limit the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. Deteriorating trends could occur, including declines in real estate values, financial stress on borrowers as a result of job losses or other factors. These could have adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for credit losses on loans is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.
Our real estate portfolios are exposed if weakness in the Florida housing market or general economy arises.
Florida has historically experienced deeper recessions and more dramatic slowdowns in economic activity than other states and a decline in real estate values in Florida may be significantly larger than the national average. Declines in home prices and the volume of home sales in Florida, along with the reduced availability of certain types of mortgage credit, could result in increases in delinquencies and losses in our portfolios of home equity lines and loans, and commercial loans related to residential real estate acquisition, construction and development. Declines in home prices coupled with high or increased unemployment levels or increased interest rates could cause losses which adversely affect our earnings and financial condition, including our capital and liquidity.
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
Commercial real estate is cyclical and poses risks of loss to us due to our concentration levels and risk of the asset, especially during a difficult economy, including the current stressed economy. As of December 31, 2024, 52% of our loan portfolio was comprised of loans secured by commercial real estate. The banking regulators continue to give commercial real estate lending greater scrutiny, and banks with higher levels of commercial real estate loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for expected losses and capital levels as a result of commercial real estate lending growth and exposures.
Seacoast Bank has a commercial real estate concentration risk management program and monitors its exposure to CRE; however, there can be no assurance that the program will be effective in managing our concentration in CRE.
NPAs could result in an increase in our provision for credit losses on loans, which could adversely affect our results of operations and financial condition.
At December 31, 2024, our nonaccrual loans totaled $92.4 million or 0.90% of the loan portfolio and our NPAs (which includes nonaccrual loans) were $98.9 million or 0.65% of total assets. In addition, we had approximately $15.6 million in accruing loans that were 30 days or more delinquent at December 31, 2024. Our NPAs adversely affect our net income in various ways. We generally do not record interest income on nonaccrual loans, thereby adversely affecting our income, and increasing our loan administration costs. When the only source of repayment expected is the underlying collateral, we are required to mark the related loan to the then fair market value of the collateral, if less than the recorded amount of our investment, which may result in a loss. These loans also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. We may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and our provision for credit losses on loans. Any increase in our NPAs and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
Decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of NPAs requires significant commitments of time from management and our personnel, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans in the future, or that NPAs will not result in losses in the future.
Our allowance for credit losses on loans may prove inadequate or we may be adversely affected by credit risk exposures.
Our business depends on the creditworthiness of our customers. We review our allowance for credit losses on loans for adequacy, at a minimum quarterly, considering economic conditions and trends, reasonable and supportable forecasts, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and NPAs. The determination of the appropriate level of the allowance for credit losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We cannot be certain that our allowance will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrowers repaying their loans. Generally, the credit quality of our borrowers may deteriorate as a result of economic downturns in our markets. For example, inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations, increasing our credit risk. If the credit quality of our customer base or their debt service behavior materially decreases, if the risk profile of a market, industry or group of customers declines or weakness in the real estate markets and other economics were to arise, or if our allowance for credit losses on loans is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for credit losses on loans, we will need additional provisions to increase the allowance, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.
Interest Rate Risk
We must effectively manage our interest rate risk. The impact of changing interest rates on our results is difficult to predict and changes in interest rates may impact our performance in ways we cannot predict.
Our profitability is largely dependent on our net interest income, which is the difference between the interest income paid to us on our loans and investments and the interest we pay to third parties such as our depositors, lenders and debt holders. Changes in interest rates can impact our profits and the fair values of certain of our assets and liabilities. Prolonged periods of unusually low interest rates may have an incrementally adverse effect on our earnings by reducing yields on loans and other earning assets over time. Increases in market interest rates may reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of NPAs would increase, producing an adverse effect on operating results. Increases in interest rates can have a material impact on the volume of mortgage originations and re-financings, adversely affecting the profitability of our mortgage finance business. Higher market interest rates and increased competition for deposits may result in higher interest expense, as we may offer higher rates to attract or retain customer deposits. Increases in interest rates also may increase the amount of interest expense we pay to creditors on short and long-term debt. Interest rate risk can also result from mismatches between the dollar amounts of re-pricing or maturing assets and liabilities and from mismatches in the timing and rates at which our assets and liabilities re-price. Changes in market values of investment securities classified as available for sale are impacted by higher rates and can negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. We actively monitor and manage the balances of our maturing and re-pricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that we will be able to avoid material adverse effects on our net interest margin in all market conditions.
The FRB has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, over which the Company has no control and which the Company may not be able to adequately anticipate.
Changes in interest rates and monetary policy have a significant impact on our activities and results of operations. The actions of the Federal Reserve influence the rates of interest that the Company charges on loans and that the Company pays on borrowings and interest-bearing deposits and can also affect the value of the Company's on-balance sheet and off-balance sheet financial instruments. Sustained higher interest rates increase the Company's cost of funding and may result in lower demand for loans by our customers. Conversely, lower interest rates may reduce our realized yield on variable rate loans and investment securities and on new loans and securities, which would reduce our interest income and cause downward pressure on net interest income and net interest margin. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations. The Company cannot predict the nature or timing of future changes in monetary, economic, or other policies, or the effect that changes will have on the Company’s business activities, financial condition and results of operations.
Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.
We have traditionally obtained funds through local deposits and thus we have a base of lower cost transaction deposits. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders or brokers. Our costs of funds and our profitability and liquidity are likely to be adversely affected if, and to the extent, we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix, pricing, and growth could adversely affect our profitability and the ability to expand our loan portfolio.
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

Several financial institutions have failed or required outside liquidity support, often as a result of the inability of the institutions to obtain needed liquidity. The impact of this situation led to heightened risk of additional stress to other financial institutions, and the financial services industry generally as a result of increased lack of confidence in the financial sector. Banking regulators have historically taken action to strengthen public confidence in the banking system, including to ensure that depositors had access to their deposits, including uninsured deposit accounts, but there can be no assurance that such actions will stabilize the financial services industry and financial markets in response to future adverse events impacting the financial services industry. While we currently do not anticipate liquidity constraints of the kind that caused certain other financial institutions to fail or require external support, constraints on our liquidity could occur as a result of unanticipated deposit withdrawals, because of market distress or our inability to access other sources of liquidity, including through the capital markets due to unforeseen market dislocations or interruptions.
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
Business and Strategic Risks
Our business strategy includes continued growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We intend to continue to pursue a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in pursuing such growth strategies. Our ability to continue to grow successfully will depend on a variety of factors, including economic conditions, continued availability of desirable business opportunities, customer demand for our products and services, the competitive responses from other financial and non-financial institution competitors, and our ability to successfully serve a growing number of client relationships. There can be no assurance growth opportunities will be available or growth will be successfully managed. Failure to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.
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
From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a restatement of our prior period financial statements.
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
Financial institutions are inherently exposed to fraud risk. Criminals are turning to new sources, including artificial intelligence, to steal personally identifiable information in order to impersonate our clients to commit fraud. Fraudulent activity can take many forms and has escalated as more tools for accessing financial services emerge, such as real-time payments. Fraud schemes are broad and continuously evolving. A fraud can be perpetrated by a customer of Seacoast, an employee, a vendor, or members of the general public. We are subject to fraud risk in connection with the origination of loans, ACH transactions, wire transactions, digital payments, ATM transactions, checking and other transactions. When we originate loans, we rely heavily upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation. Although the Company seeks to mitigate fraud risk and losses through continued investment in systems, resources, and controls, there can be no assurance that our efforts will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our financial results or reputation.
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
The development and use of artificial intelligence (“AI”) presents risks and challenges that may adversely impact our business.
We or our third-party (or fourth-party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Regulatory and Litigation Risk
We operate in a heavily regulated environment. Regulatory compliance burdens and associated costs can affect our business, including our reputation, the value of our securities, and the results of our operations.
We and our subsidiaries are regulated by several regulators, including, but not limited to, the FRB, the OCC, the FDIC, the CFPB, the SBA, the SEC and NASDAQ. Our success is affected by state and federal regulations affecting banks and bank holding companies, the securities markets and banking, securities and insurance regulators. Banking regulations are primarily intended to protect consumers and depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted. These changes, if adopted, could require us to maintain more capital, liquidity and risk controls, which could adversely affect our growth, profitability and financial condition. Any such changes in law can impact the profitability of our business activities, require changes to our operating policies and procedures, or otherwise adversely impact our business.
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
Additionally, in December 2024, the CFPB finalized a rule that would treat discretionary overdraft services offered by banks with more than $10 billion in assets as credit, bringing them for the first time under Regulation Z, the implementing regulation of the Truth in Lending Act and capping these fees at $5. As of December 31, 2024, this rule has been challenged in court.

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
FDIC insurance premiums we pay may change and be significantly higher in the future. Market developments may significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits, thereby making it requisite upon the FDIC to charge higher premiums prospectively. FDIC deposit insurance premiums and assessments may increase as a result of future increases in assessment rates, required prepayments in FDIC insurance premiums, special assessments or other changes, and could reduce our profitability. Any increases in our assessment rate, future special assessments, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects or results of operations.

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
As of December 31, 2024, we had net deferred tax assets of $103.0 million, based on management's estimation of the likelihood of those DTAs being realized. These and future DTAs may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amounts recorded.
Merger-Related Risks
If we fail to successfully integrate our acquisitions or to realize the anticipated benefits of them, our financial condition and results of operations could be negatively affected.
We intend to continue to regularly evaluate potential acquisitions and expansion opportunities. To the extent we grow through acquisition, we cannot assure you that we will be able to manage this growth adequately or profitably. Acquiring other banks, branches or businesses, as well as other geographic and product expansion activities, involve various risks including:
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
•inaccurate estimates of value assigned to acquired assets;
•potential disruptions to our business;
•possible loss of key employees and customers of acquired institutions;

•potential short-term decrease in profitability;
•potential dilution of our current shareholders or a decline in our share price resulting from the issuance in connection with an acquisition of equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation;
•litigation; and
•diversion of our management’s time and attention from our existing operations and businesses.
Attractive acquisition opportunities may not be available to us in the future.
While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets and beyond. The number of financial institutions headquartered in Florida, the Southeastern United States, and across the country continues to decline through merger and other activity. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance, including with respect to anti-money laundering obligations, consumer protection laws and CRA obligations and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.
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
Management continually monitors market conditions and economic factors affecting our business. If conditions were to worsen nationally, regionally or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for credit losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for credit losses, coupled with a potential decrease in the demand for loans and our other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth. Our customers may also be adversely impacted by changes in regulatory, trade (including tariffs), monetary, and tax policies and laws, all of which could reduce demand for loans and adversely impact our borrowers' ability to repay our loans. The U.S. government’s decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate increases, disrupt access to capital markets and deepen recessionary conditions. The effects of a possible economic downturn could continue for many years after the downturn is considered to have ended.
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
Cybersecurity Risk Management and Strategy

The Company’s information security program is designed to protect sensitive information from unauthorized access, use, disclosure, alteration, or destruction, and to maintain the confidentiality, integrity, and availability of our information assets, including employee and customer non-public information, financial data, and internal operational information. Our Chief Information Security Officer, who reports to our Chief Risk Officer, manages our information security strategy and development within our overarching Enterprise Risk Management program.
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

The Company’s Information Security team monitors threat intelligence sources to research evolving threats, investigates the potential impact to financial services companies, examines company controls to detect and defend against those threats, and proactively adjusts company defenses against those threats. The Information Security team also actively monitors company networks and systems to detect suspicious or malicious events, including through penetration testing and periodic vulnerability scans, a managed security service provider supplements our efforts to provide 24 hours a day, seven days a week coverage, and we work with leading cybersecurity companies and organizations to leverage third party technology and expertise as appropriate.
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
As part of our information security program, we have adopted a Cyber Incident Response Plan (“Incident Response Plan”) which is administered by our CISO who closely coordinates with the Company’s Information Technology team. The Incident Response Plan describes the Company’s processes, procedures, and responsibilities for responding to cybersecurity incidents, and identifies those team members responsible for assessing potential security incidents, declaring an incident, and initiating a response. The Incident Response Plan outlines action steps for investigating, containing, and remediating a cybersecurity incident, and includes procedures for escalation and reporting of potentially significant cybersecurity incidents to the Company’s Senior Leadership Team, including the CEO, CFO, CRO, Head of Legal, and the Board of Directors. As necessary, the Company may retain a third-party firm to assist with forensic investigation and management of cybersecurity incidents. Annually, our incident response team performs exercises to simulate responses to cybersecurity events. Each exercise results in lessons learned and subsequent improvement to the Incident Response Plan.

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

Cybersecurity Governance
Our Board of Directors is responsible for overseeing the Company’s business and affairs, including risks associated with cybersecurity threats. The Board oversees the Company’s corporate risk governance processes primarily through its committees, and oversight of cybersecurity threats is delegated primarily to our Information Technology Committee.
The Enterprise Risk Management Committee of the Board has primary responsibility for overseeing the Company’s comprehensive ERM program. The ERM program assists senior management in identifying, assessing, monitoring, and managing risk, including cybersecurity risk, in a rapidly changing environment. Cybersecurity matters and assessments are regularly included in both ITC and ERMC meetings.
The Board’s oversight of cybersecurity risk is supported by our CISO. The CISO attends ITC and ERMC meetings and provides cybersecurity updates to these Board committees. The CISO also provides annual risk assessments and reports regarding the information security program to the full Board of Directors. Our CRO, in conjunction with our CISO, facilitates the involvement of the ITC in oversight of potentially significant cybersecurity incidents.
The Company’s CISO directs the company’s information security program and our information technology risk management. In this role, in addition to the responsibilities discussed above, the CISO supports the information security risk oversight responsibilities of the Board and its committees. The CISO is also responsible for the Company’s information technology governance, risk, and compliance program and ensures that high level risks receive appropriate attention. The Information Security team examines risks to the Company’s information systems and assets, designs and implements security solutions, monitors the environment, and provides responses to threats.
Our CISO has cybersecurity and information technology experience spanning more than 30 years. Prior experience includes serving as the CISO for a multi-national cloud hosting organization serving the legal community and several senior leadership roles in both information technology and information security at a large financial institution, Fortune 500 organizations and a large professional services firm. The CISO holds a degree in Computer Science and maintains appropriate industry certifications.

Item 2.	Properties
Seacoast maintains its corporate headquarters in a 68,000 square foot building at 815 Colorado Avenue in Stuart, Florida. The building is owned by Seacoast Bank.
Seacoast Bank owns or leases all of the buildings in which its business operates. At December 31, 2024, Seacoast Bank had 77 branch offices, all located in Florida, in addition to stand-alone commercial lending offices, including one in Georgia. For additional information regarding properties, please refer to Note 7 - Bank Premises and Equipment and Note 11 - Lease Commitments to our audited consolidated financial statements.

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
The Company's common stock is traded under the symbol “SBCF” on the NASDAQ. As of January 31, 2025, there were 85,612,136 shares of the Company's common stock outstanding, held by approximately 2,330 record holders.
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
Share Repurchase Program and Other Repurchases
On December 18, 2024, the Company's Board of Directors authorized the renewal of the Company's share repurchase program, under which the Company may, from time to time, purchase up to $100 million of its shares of outstanding common stock. Under the share repurchase program, which will expire on December 31, 2025, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date.
The following table provides details of our common stock repurchases for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
10/1/24 to 10/31/24	8,941	$25.89	—	$99,120
11/1/24 to 11/30/24	—	—	—	99,120
12/1/24 to 12/31/24	13,764	27.52	—	100,000
Total - 4th Quarter	22,705	$26.88	—	$100,000
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
The emphasis of this discussion will be on the years ended December 31, 2024 and 2023. Additional information about the Company’s financial condition and results of operations in 2022 and changes in the Company’s financial condition and results of operations from 2022 to 2023 may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Overview – Strategy and Results
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”), a financial holding company registered under the BHC Act of 1956, is one of the largest banks in Florida, with $15.2 billion in assets and $12.2 billion in deposits as of December 31, 2024. Its principal subsidiary is Seacoast National Bank (“Seacoast Bank”), a wholly owned national banking association. The Company provides integrated financial services including commercial and consumer banking, wealth management, mortgage and insurance services to customers through advanced online and mobile banking solutions, and Seacoast Bank's network of 77 full-service branches across Florida.
Seacoast is executing a balanced growth strategy, combining organic growth with strategic acquisitions in Florida's most attractive growing markets. The Company has expanded its presence across the state with 16 acquisitions since 2014, strengthening market share, increasing the customer base and lowering operating costs through economies of scale. The acquisition of Professional Holding Corp., parent company of Professional Bank, was completed on January 31, 2023. The transaction further expanded Seacoast’s presence in the tri-county South Florida market, which includes Miami-Dade, Broward, and Palm Beach counties, Florida’s largest MSA and the 8th largest in the nation. The Company's acquisition strategy has not only increased customer households and been accretive to earnings, but has also opened markets and expanded Seacoast's customer base.

Results of Operations
2024 Financial Performance Highlights
•Net income of $121.0 million, an increase of $17.0 million, or 16%, compared to 2023, and adjusted net income1 of $132.5 million, a decrease of $0.8 million, or 1%, compared to 2023.
•Noninterest income increased $4.3 million, or 5%, compared to 2023, to $83.4 million.
•Return on average tangible assets for the year ended December 31, 2024 was 0.98%, compared to 0.91% for the year ended December 31, 2023.
•Return on tangible common equity for the year ended December 31, 2024 was 10.39%, compared to 10.38% for the year ended December 31, 2023.
•New loan production was $2.5 billion, an increase of 40%, or $714.8 million, compared to 2023, while net loans grew 3%, or $237.0 million from 2023, to $10.2 billion.
1 Non-GAAP measure, see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

•Growth in total deposits from 2023 of 4%, or $465.5 million, to $12.2 billion.
•Continued strong capital position, with a Tier 1 capital ratio of 14.8%, and a tangible common equity to tangible assets ratio of 9.60%.
•Tangible book value per share increased to $16.12 at December 31, 2024 from $15.08 at December 31, 2023.
Net Interest Income and Margin
Net interest income for the year ended December 31, 2024, totaled $432.0 million, decreasing $56.3 million, or 12%, compared to the year ended December 31, 2023. Higher interest expense on deposits resulting from higher short term rates and higher balances was partially offset by higher yields and higher balances on loans and securities. Net interest income (on a fully taxable equivalent basis)1 for the year ended December 31, 2024, was $433.0 million, decreasing $56.0 million, or 11%, compared to the year ended December 31, 2023. Accretion of purchase discount on acquired loans added $41.7 million in interest income for the year ended December 31, 2024, compared to $56.7 million for the year ended December 31, 2023. Purchase marks from bank acquisitions in previous years are expected to continue to decline.
Net interest margin (on a fully taxable equivalent basis)1 decreased 53 basis points to 3.24% in 2024 compared to 3.77% in 2023. Average interest-earning assets increased $379.9 million, or 3%, during 2024 to $13.4 billion compared to $13.0 billion in 2023. During 2024, yields on interest-earning assets increased to 5.44% from 5.32% in 2023 due to the higher interest rate environment. Average interest-bearing liabilities increased $797.6 million, or 10%, during 2024 to $9.2 billion, including a $788.2 million, or 10%, increase in interest-bearing deposits. The cost of average interest-bearing liabilities in 2024 increased 80 basis points to 3.20% from 2.40% in 2023, reflecting the impact of higher interest rates.
In the fourth quarter of 2024, net interest income and net interest margin began to improve, with a decline in deposit costs following cuts to the Federal Funds rate. The Company expects a continued increase in net interest income and expansion of net interest margin into 2025 if short term interest rates remain flat or continue to decline.
During 2024, average securities increased $83.4 million to $2.7 billion. Yields on securities increased 50 basis points from 3.18% in 2023 to 3.68% in 2024, benefiting from higher rates on new purchases and favorable repricing on variable rate bonds.
Average loans totaled $10.1 billion for the year ended December 31, 2024, increasing $207.1 million, or 2%, compared to $9.9 billion for the year ended December 31, 2023. Yields on loans increased five basis points from 5.88% in 2023 to 5.93% in 2024, benefiting from higher rates on new production and increasing rates on variable rate loans. Accretion of purchase discounts on acquired loans added 42 basis points to loan yields in 2024, compared to 57 basis points in 2023.
During 2024, average transaction deposits (noninterest and interest-bearing demand deposits) decreased $703.5 million, or 10%, compared to 2023, as customers favored money market accounts, which increased $833.4 million, or 28% from 2023. The Company’s deposit mix remains favorable, with 86% of average deposit balances comprised of savings, money market, and demand deposits in 2024. The cost of average total deposits (including noninterest-bearing demand deposits) increased by 73 basis points to 2.23% in 2024, compared to 1.50% in 2023, primarily the result of higher short-term interest rates and an increasingly competitive deposit market.
Sweep repurchase agreements with customers averaged $269.3 million for the year ended December 31, 2024, a decrease of $1.7 million, or 1%, compared to $271.0 million for the year ended December 31, 2023. The average rate on customer repurchase accounts was 3.49% in 2024, compared to 3.07% in 2023.
The Company had an average balance of $184.0 million in FHLB borrowings outstanding for the year ended December 31, 2024, with an average interest rate of 4.20%. The average balance of FHLB borrowings was $175.2 million at 3.64% in 2023.
In 2024, average long-term debt of $106.6 million had an average rate of 7.02%. In 2023, average long-term debt of $104.2 million had an average rate of 6.96%.

The following table details the Company’s average balance sheets, interest income and expenses, and yields and rates1, for the past three years:

	For the Year Ended December 31,
	2024			2023			2022
(In thousands, except ratios)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Earning assets:
Securities:
Taxable	$2,702,763	$99,456	3.68%	$2,611,299	$82,926	3.18%	$2,568,568	$56,611	2.20%
Nontaxable	5,707	164	2.87	13,733	438	3.19	22,188	690	3.11
Total Securities	2,708,470	99,620	3.68	2,625,032	83,364	3.18	2,590,756	57,301	2.21

Federal funds sold	446,149	23,619	5.29	368,659	18,871	5.12	433,359	4,103	0.95
Interest-bearing deposits with other banks and other investments	102,552	4,983	4.86	90,692	5,718	6.30	69,604	3,517	5.05

Total Loans, net	10,096,189	598,411	5.93	9,889,070	581,825	5.88	6,838,266	316,073	4.62
Total Earning Assets	13,353,360	726,633	5.44	12,973,453	689,778	5.32	9,931,985	380,994	3.84

Allowance for credit losses	(144,280)			(150,982)			(94,693)
Cash and due from banks	167,367			184,035			305,775
Premises and equipment, net	110,341			116,516			85,568
Intangible assets	815,945			816,662			360,217
Bank owned life insurance	303,486			290,218			214,468
Other assets including deferred tax assets	327,539			392,872			248,108
Total Assets	$14,933,758			$14,622,774			$11,051,428

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,614,893	$54,960	2.10%	$2,686,936	$41,438	1.54%	$2,220,307	$3,099	0.14%
Savings	570,046	2,283	0.40	851,347	1,796	0.21	989,997	397	0.04
Money market	3,775,352	140,967	3.73	2,941,916	83,301	2.83	1,925,176	3,824	0.20
Time deposits	1,656,269	70,777	4.27	1,348,152	52,254	3.88	500,471	2,642	0.53
Securities sold under agreements to repurchase	269,255	9,390	3.49	270,999	8,323	3.07	121,318	986	0.81
FHLB borrowings	183,962	7,726	4.20	175,247	6,378	3.64	10,264	330	3.22
Long-term debt, net	106,624	7,485	7.02	104,158	7,245	6.96	74,713	3,056	4.09
Total Interest-Bearing Liabilities	9,176,401	293,588	3.20	8,378,755	200,735	2.40	5,842,246	14,334	0.25

Noninterest demand	3,455,907			4,087,335			3,667,345
Other liabilities	149,389			131,302			122,982
Total Liabilities	12,781,697			12,597,392			9,632,573

Shareholders' equity	2,152,061			2,025,382			1,418,855
Total Liabilities & Equity	$14,933,758			$14,622,774			$11,051,428

Cost of deposits			2.23%			1.50%			0.11%
Interest expense as a % of earning assets			2.20%			1.55%			0.14%
Net interest income as a % of earning assets		$433,045	3.24%		$489,043	3.77%		$366,660	3.69%

1On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

The following table shows the impact of changes in volume and rate on interest-earning assets and interest-bearing liabilities1:

	2024 vs 2023			2023 vs 2022
	Due to Change in:			Due to Change in:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
	Amount of increase (decrease)
Interest-Earning Assets:
Securities
Taxable	$3,135	$13,395	$16,530	$1,149	$25,166	$26,315
Nontaxable	(243)	(31)	(274)	(266)	14	(252)
Total Securities	2,892	13,364	16,256	883	25,180	26,063

Federal funds sold	4,034	714	4,748	(1,962)	16,730	14,768
Other investments	662	(1,397)	(735)	1,198	1,003	2,201

Loans	12,231	4,355	16,586	160,253	105,499	265,752
Total Interest-Earning Assets	19,819	17,036	36,855	160,372	148,412	308,784

Interest-Bearing Liabilities:
Interest-bearing demand	(1,313)	14,835	13,522	3,924	34,415	38,339
Savings	(860)	1,347	487	(174)	1,573	1,399
Money market accounts	27,359	30,307	57,666	15,404	64,072	79,476
Time deposits	12,555	5,968	18,523	18,665	30,947	49,612
Total Deposits	37,741	52,457	90,198	37,819	131,007	168,826

Securities sold under agreements to repurchase	(57)	1,124	1,067	2,907	4,431	7,338
FHLB borrowings	342	1,006	1,348	5,654	394	6,048
Other borrowings	172	68	240	1,626	2,563	4,189
Total Interest-Bearing Liabilities	38,198	54,655	92,853	48,006	138,395	186,401
Net Interest Income	$(18,379)	$(37,619)	$(55,998)	$112,366	$10,017	$122,383
1On a fully taxable equivalent basis. All yields and rates have been computed using amortized costs. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances. Changes attributable to rate/volume (mix) are allocated to rate and volume on an equal basis.

Provision for Credit Losses
The provision for credit losses was $16.3 million in 2024 compared to $37.5 million in 2023. In 2024, the provision reflects additions to the allowance for credit losses in keeping with higher loan balances, partially offset by lower overall allowance coverage on total loans, consistent with generally stabilizing economic trends. Included in 2023 is $26.6 million of day-1 provision for credit losses on loans added through the acquisition of Professional.
Noninterest Income
Noninterest income (excluding securities gains and losses) totaled $91.4 million in 2024, an increase of $9.4 million, or 11%, compared to 2023. Noninterest income accounted for 17% of total revenue in 2024 and 14% in 2023 (net interest income plus noninterest income, excluding securities gains and losses).

Noninterest income is detailed as follows:

	For the Year Ended December 31,
(In thousands, except percentages)	2024	2023	% Change
Service charges on deposit accounts	$20,852	$18,278	14%
Interchange income	7,599	13,877	(45)
Wealth management income	15,168	12,780	19
Mortgage banking fees	1,774	1,790	(1)
Insurance agency income	5,196	4,510	15
BOLI income	10,065	8,401	20
Other income	30,790	22,409	37
	91,444	82,045	11
Securities (losses) gains, net	(8,016)	(2,893)	177
Total Noninterest Income	$83,428	$79,152	5%
Service charges on deposits for the year ended December 31, 2024 increased $2.6 million, or 14%, compared to the prior year to $20.9 million. This increase primarily reflects the Company's investments in talent and market expansion across the state, which have resulted in continued growth, particularly in treasury management services to commercial customers. Overdraft-related fees for both consumer and commercial accounts represented 32% of total service charges on deposits in 2024 compared to 35% in 2023.
Interchange revenue totaled $7.6 million in 2024, a decrease of 45% from $13.9 million in 2023. The decrease in interchange income was primarily due to the impact of the Durbin amendment, which became effective for the first time for the Company on July 1, 2023, limiting network interchange fees earned on debit card transactions.
Wealth management revenues, including brokerage commissions and fees and trust income, increased $2.4 million, or 19%, to $15.2 million for the year ended December 31, 2024. The wealth management team continued to demonstrate notable success in building relationships, contributing to a 20% increase in assets under management year-over-year to $2.1 billion as of December 31, 2024.
Insurance agency income totaled $5.2 million in 2024, an increase of 15% from $4.5 million in 2023, reflecting continued growth and expansion of insurance services.
Mortgage banking fees remained flat at $1.8 million for the year ended December 31, 2024 compared to 2023. The impact on demand of higher interest rates and limited housing inventory have continued to result in lower saleable production.
BOLI income totaled $10.1 million in 2024, an increase of $1.7 million, or 20%, compared to the prior year, with policy exchanges executed in the first quarter of 2024 resulting in improved ongoing yields.
Other income totaled $30.8 million in 2024, reflecting an increase of $8.4 million, or 37%, year-over-year. The increase reflects variability in income from SBIC investments, loan swap-related fees, gains on the strategic sales of nonperforming commercial real estate loans, and other fees correlating with growth in customers and accounts.
Securities losses in 2024 totaled $8.0 million compared to securities losses in 2023 of $2.9 million. In 2024, the Company sold approximately $217.0 million in available-for-sale securities, resulting in losses of $12.0 million, allowing for reinvestment at higher yields. These losses were partially offset by gains of $4.1 million on the sale of the Company’s holdings of Visa Class B stock.
Noninterest Expense
The Company has demonstrated its commitment to efficiency through disciplined, proactive management of its cost structure. Noninterest expenses in 2024 totaled $343.3 million, including $7.1 million related to branch consolidation and other expense reduction initiatives, and $0.3 million in costs to prepare for and recover from hurricane events. In 2023, noninterest expenses totaled $395.6 million, including $33.2 million in acquisition-related expenses and $5.2 million in expense reduction initiatives.

Adjusted noninterest expense1 in 2024 totaled $335.9 million, a decrease of 6% from 2023, reflecting the success of strategic expense reduction initiatives executed in late 2023 and early 2024.

	For the Year Ended December 31,
(In thousands, except percentages)	2024	2023	% Change
Salaries and wages	$162,316	$177,637	(9%)
Employee benefits	28,253	29,918	(6)
Outsourced data processing costs	36,638	52,098	(30)
Occupancy	29,547	31,872	(7)
Furniture and equipment	8,031	8,692	(8)
Marketing	10,776	9,156	18
Legal and professional fees	9,648	17,514	(45)
FDIC assessments	8,445	8,630	(2)
Amortization of intangibles	23,884	28,726	(17)
Other real estate owned expense and net loss (gain) on sale	440	985	(55)
Provision for credit losses on unfunded commitments	1,001	1,239	(19)
Other expense	24,322	29,155	(17)
Total Noninterest Expense	$343,301	$395,622	(13%)

Salaries and wages totaled $162.3 million in 2024, a decrease of $15.3 million, or 9%, compared to 2023. The decline in 2024 reflects workforce reductions implemented in late 2023 and early 2024 to reduce overhead and offset revenue compression associated with higher interest rates. Results in 2023 also included $5.8 million in merger-related costs.
During 2024, employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, decreased $1.7 million, or 6%, compared to 2023. The decreases compared to 2023 are related to reductions in the workforce completed in late 2023 and early 2024.
The Company utilizes third parties for core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $36.6 million in 2024, a decrease of $15.5 million, or 30%, compared to 2023. Results in 2023 included $17.4 million in merger-related costs.
Total occupancy, furniture and equipment expenses in 2024 totaled $37.6 million, a decrease of $3.0 million, or 7%, compared to 2023. Lower costs in 2024 were achieved through consolidation of locations as part of the Company's expense reduction initiatives.
During 2024, marketing expenses totaled $10.8 million, an increase of $1.6 million, or 18%, compared to $9.2 million in 2023. Planned investments in branding and in marketing campaigns across the state led to higher marketing expenses in 2024.
Legal and professional fees decreased by $7.9 million in 2024, or 45%, to $9.6 million. Results in 2023 included $6.5 million in merger-related costs.
FDIC assessments were $8.4 million in 2024, compared to $8.6 million in 2023.
Amortization of intangibles decreased $4.8 million, or 17%, to $23.9 million during 2024 from $28.7 million in 2023. The acquisition of Professional in 2023 added $48.9 million in core deposit intangible assets, which are amortized using an accelerated amortization method.
Other real estate owned expense and net loss (gain) on sale was a net loss of $0.4 million in 2024, compared to a net loss of $1.0 million in 2023. Charges in each year primarily relate to valuation adjustments on former branch properties.
Provision for credit losses on unfunded commitments was $1.0 million in 2024 and $1.2 million in 2023.
Other expense totaled $24.3 million and $29.2 million in 2024 and 2023, respectively. The decrease of $4.8 million, or 17%, reflects the Company's achievement of expense reduction initiatives in late 2023 and early 2024.

Income Taxes
In 2024, the provision for income taxes totaled $34.9 million, compared to $30.2 million in 2023. The increase reflects higher pre-tax income in 2024. Discrete taxes related to share-based compensation resulted in a net expense of $0.2 million and a benefit of $0.5 million in 2024 and 2023, respectively.

Fourth Quarter Results and Analysis
Net income totaled $34.1 million in the fourth quarter of 2024, an increase of $3.4 million, or 11%, from the third quarter of 2024, and an increase of $4.5 million, or 15%, compared to the fourth quarter of 2023. Adjusted net income1 totaled $40.6 million, an increase of $10.0 million, or 33%, from the third quarter of 2024, and an increase of $9.2 million, or 29%, compared to the fourth quarter of 2023. Diluted earnings per share was $0.40 and adjusted diluted EPS12was $0.48 in the fourth quarter of 2024, compared to diluted EPS of $0.36 and adjusted diluted EPS1 of $0.36 in the third quarter of 2024 and compared to diluted EPS of $0.35 and adjusted diluted EPS1 of $0.37 in the fourth quarter of 2023.
Net revenues, which are calculated as net interest income on a fully taxable equivalent basis plus noninterest income excluding securities gains and losses were $132.9 million, an increase of $2.5 million, or 2%, from the third quarter of 2024 and an increase of $4.7 million, or 4%, from the fourth quarter of 2023.
Net interest income totaled $115.8 million in the fourth quarter of 2024, an increase of $9.1 million, or 9%, from the third quarter of 2024 and an increase of $5.0 million, or 4%, compared to the fourth quarter of 2023. The increase in the fourth quarter of 2024 was largely driven by a 26 basis point decline in the cost of deposits. Accretion on acquired loans totaled $11.7 million in the fourth quarter of 2024, $9.2 million in the third quarter of 2024, and $11.3 million in the fourth quarter of 2023.
Net interest margin increased 22 basis points to 3.39% in the fourth quarter of 2024, compared to 3.17% in the third quarter of 2024. Excluding the effects of accretion on acquired loans, net interest margin expanded 15 basis points to 3.05% in the fourth quarter of 2024, compared to 2.90% in the third quarter of 2024. Loan yields decreased one basis point from the prior quarter to 5.93%. Excluding the effects of accretion on acquired loans, loan yields decreased 10 basis points, from 5.58% in the third quarter of 2024 to 5.48% in the fourth quarter of 2024. Securities yields increased two basis points to 3.77%, compared to 3.75% in the prior quarter. The cost of deposits declined 26 basis points, from 2.34% in the prior quarter, to 2.08% in the fourth quarter of 2024. Lower interest expense on deposits reflects the impact of recent cuts to the Federal Funds rate.
The provision for credit losses was $3.7 million in the fourth quarter of 2024, compared to $6.3 million in the third quarter of 2024 and $4.0 million in the fourth quarter of 2023.
Noninterest income, excluding securities gains and losses, totaled $25.5 million for the fourth quarter of 2024, an increase of $2.0 million, or 8%, when compared to the third quarter of 2024, and an increase of $5.7 million, or 29%, compared to the fourth quarter of 2023. Results for the fourth quarter of 2024 included an $8.0 million loss on the repositioning of a portion of the available-for-sale securities portfolio. Securities with an average book yield of 2.8% were sold, and the proceeds of approximately $113 million were reinvested in agency mortgage-backed securities with an average book yield of 5.4%, for an estimated earnback of less than three years. Other changes compared to the third quarter of 2024 included the following:
•Service charges on deposits totaled $5.1 million, a decrease of $0.3 million, or 5%, from the prior quarter and an increase of $0.3 million, or 6%, from the prior year quarter. The fourth quarter of 2024 was modestly impacted by hurricane-related fee waivers, while our investments in talent and significant market expansion across the state resulted in continued growth in treasury management services to commercial customers compared to the prior year.
•Wealth management income totaled $4.0 million, an increase of $0.2 million, or 5%, from the prior quarter and an increase of $0.8 million, or 23%, from the prior year quarter.
•Insurance agency income totaled $1.2 million, a decrease of 18% from the prior quarter, reflecting typical fourth quarter seasonality, and an increase of 8% from the prior year quarter.
•Other income totaled $10.3 million, an increase of $2.5 million, or 31%, from the prior quarter and an increase of $4.7 million, or 85% from the prior year quarter. Fourth quarter 2024 results include gains on SBIC investments and gains on the sale of two nonperforming commercial real estate loans.
Noninterest expenses for the fourth quarter of 2024 totaled $85.6 million, an increase of $0.8 million, or 1%, from the third quarter of 2024 and a decrease of $0.8 million, or 1%, from the fourth quarter of 2023. Results in the fourth quarter of 2024 included:
12Non-GAAP measure, see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

•Salaries and wages totaled $42.4 million, an increase of $1.7 million, or 4%, compared to the prior quarter and an increase of $3.9 million, or 10%, from the prior year quarter, reflecting continued onboarding of banking teams and talent across our footprint.
•Employee benefits totaled $6.5 million, a decrease of $0.4 million, or 6%, compared to the prior quarter and a decrease of $0.1 million, or 2%, from the prior year quarter. The decrease from the prior quarter is due to seasonally lower 401(k) and payroll tax expense.
•Outsourced data processing costs totaled $8.3 million, an increase of $0.3 million, or 4%, compared to the prior quarter and a decrease of $0.3 million, or 4%, from the prior year quarter. Higher customer transaction volume contributed to the increase over the prior quarter.
•Occupancy costs totaled $7.2 million, an increase of $0.1 million, or 2%, compared to the prior quarter and a decrease of $0.3 million, or 4%, from the prior year quarter. The fourth quarter of 2024 included $0.2 million in preparation and recovery costs related to Hurricane Milton.
•Marketing expenses totaled $2.1 million, reflecting a decrease of $0.6 million, or 22%, compared to the prior quarter and a decrease of $0.9 million, or 29%, from the prior year quarter, primarily associated with the timing of various marketing campaigns. We will continue to invest in marketing and branding supporting customer growth initiatives.
•Legal and professional fees totaled $2.8 million, an increase of $0.1 million, or 4%, compared to the prior quarter and a decrease of $0.5 million, or 15%, from the prior year quarter.

Explanation of Certain Unaudited Non-GAAP Financial Measures
This report contains financial information determined by methods other than Generally Accepted Accounting Principles. The financial highlights provide reconciliations between GAAP and adjusted financial measures including net income, fully taxable equivalent net interest income, noninterest income, noninterest expense, tax adjustments, net interest margin and other financial ratios. Management uses these non-GAAP financial measures in its analysis of the Company’s performance and believes these presentations provide useful supplemental information, and a clearer understanding of the Company’s performance. The Company believes the non-GAAP measures enhance investors’ understanding of the Company’s business and performance and if not provided would be requested by the investor community. These measures are also useful in understanding performance trends and facilitate comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might define or calculate these measures differently. The Company provides reconciliations between GAAP and these non-GAAP measures. These disclosures should not be considered an alternative to GAAP.
The following table provides reconciliations between GAAP and adjusted (non-GAAP) financial measures.

	Quarters
	Fourth	Third	Fourth	Full Year
(In thousands except per share data)	2024	2024	2023	2024	2023
Net Income	$34,085	$30,651	$29,543	$120,986	$104,033

Total noninterest income	$17,068	$23,679	$17,338	$83,428	$79,152
Securities losses (gains), net	8,388	(187)	2,437	8,016	2,893
BOLI benefits on death (included in other income)	—	—	—	—	(2,117)
Total adjustments to noninterest income	8,388	(187)	2,437	8,016	776
Total adjusted noninterest income	$25,456	$23,492	$19,775	$91,444	$79,928

Total noninterest expense	$85,575	$84,818	$86,367	$343,301	$395,622
Merger-related charges	—	—	—	—	(33,180)
Business continuity expenses - hurricane events	(280)	—	—	(280)	—
Branch reductions and other expense initiatives[1]	—	—	—	(7,094)	(5,167)
Adjustments to noninterest expense	(280)	—	—	(7,374)	(38,347)
Adjusted noninterest expense[2]	$85,295	$84,818	$86,367	$335,927	$357,275

	Quarters
	Fourth	Third	Fourth	Full Year
(In thousands except per share data)	2024	2024	2023	2024	2023
Income taxes	$9,513	$8,602	$8,257	$34,854	$30,219
Tax effect of adjustments	2,197	(47)	617	3,900	9,916
Adjusted income taxes	11,710	8,555	8,874	38,754	40,135
Adjusted net income[2]	$40,556	$30,511	$31,363	$132,476	$133,240

Earnings per diluted share, as reported	$0.40	$0.36	$0.35	$1.42	$1.23
Adjusted earnings per diluted share	0.48	0.36	0.37	1.56	1.58
Average diluted shares outstanding	85,302	85,069	85,336	85,040	84,329

Adjusted noninterest expense	$85,295	$84,818	$86,367	$335,927	$357,275
Provision for credit losses on unfunded commitments	(250)	(250)	—	(1,001)	(1,239)
Other real estate owned expense and net (loss) gain on sale	(84)	(491)	(573)	(440)	(985)
Amortization of intangibles	(5,587)	(6,002)	(6,888)	(23,884)	(28,726)
Net adjusted noninterest expense	$79,374	$78,075	$78,906	$310,602	$326,325

Net adjusted noninterest expense	$79,374	$78,075	$78,906	$310,602	$326,325
Average tangible assets	14,397,331	14,184,085	13,906,005	14,117,813	13,806,112
Net adjusted noninterest expense to average tangible assets	2.19%	2.19%	2.25%	2.20%	2.36%

Net revenue	$132,872	$130,344	$128,157	$515,399	$567,392
Total adjustments to net revenue	8,388	(187)	2,437	8,016	776
Impact of FTE adjustment	311	310	216	1,074	803
Adjusted net revenue on a fully taxable equivalent basis	$141,571	$130,467	$130,810	$524,489	$568,971
Adjusted efficiency ratio	56.07%	59.84%	60.32%	59.22%	57.35%

Net interest income	$115,804	$106,665	$110,819	$431,971	$488,240
Impact of FTE adjustment	311	310	216	1,074	803
Net interest income including FTE adjustment	116,115	106,975	111,035	433,045	489,043
Total noninterest income	17,068	23,679	17,338	83,428	79,152
Total noninterest expense less provision for credit losses on unfunded commitments	85,325	84,568	86,367	342,300	394,383
Pre-tax pre-provision earnings	47,858	46,086	42,006	174,173	173,812
Total adjustments to noninterest income	8,388	(187)	2,437	8,016	776
Total adjustments to noninterest expense including other real estate owned expense and net gain (loss) on sale	364	491	573	7,814	39,332
Adjusted pre-tax pre-provision earnings[2]	$56,610	$46,390	$45,016	$190,003	$213,920

Average assets	$15,204,041	$14,996,846	$14,738,034	$14,933,758	$14,622,774
Less average goodwill and intangible assets	(806,710)	(812,761)	(832,029)	(815,945)	(816,662)
Average tangible assets	$14,397,331	$14,184,085	$13,906,005	$14,117,813	$13,806,112

Return on average assets (ROA)	0.89%	0.81%	0.80%	0.81%	0.71%
Impact of removing average intangible assets and related amortization	0.17	0.18	0.19	0.17	0.19
Return on average tangible assets (ROTA)	1.06	0.99	0.99	0.98	0.91
Impact of other adjustments for adjusted net income	0.18	(0.01)	0.05	0.08	0.22
Adjusted return on average tangible assets	1.24%	0.98%	1.04%	1.06%	1.12%

	Quarters
	Fourth	Third	Fourth	Full Year
(In thousands except per share data)	2024	2024	2023	2024	2023

Average shareholders’ equity	$2,203,052	$2,168,444	$2,058,912	$2,152,061	$2,025,382
Less average goodwill and intangible assets	(806,710)	(812,761)	(832,029)	(815,945)	(816,662)
Average tangible equity	$1,396,342	$1,355,683	$1,226,883	$1,336,116	$1,208,720

Return on average shareholders’ equity	6.16%	5.62%	5.69%	5.62%	5.14%
Impact of removing average intangible assets and related amortization	4.74	4.69	5.53	4.77	5.24
Return on average tangible common equity (ROTCE)	10.90	10.31	11.22	10.39	10.38
Impact of other adjustments for adjusted net income	1.84	(0.04)	0.58	0.86	2.42
Adjusted return on average tangible common equity	12.74%	10.27%	11.80%	11.25%	12.80%

Loan interest income[3]	$152,303	$151,282	$148,004	$598,411	$581,825
Accretion on acquired loans	(11,717)	(9,182)	(11,324)	(41,672)	(56,689)
Loan interest income excluding accretion on acquired loans[3]	$140,586	$142,100	$136,680	$556,739	$525,136

Yield on loans[3]	5.93%	5.94%	5.85%	5.93%	5.88%
Impact of accretion on acquired loans	(0.45)	(0.36)	(0.45)	(0.42)	(0.57)
Yield on loans excluding accretion on acquired loans[3]	5.48%	5.58%	5.40%	5.51%	5.31%

Net interest income[3]	$116,115	$106,975	$111,035	$433,045	$489,043
Accretion on acquired loans	(11,717)	(9,182)	(11,324)	(41,672)	(56,689)
Net interest income excluding accretion on acquired loans[3]	$104,398	$97,793	$99,711	$391,373	$432,354

Net interest margin[3]	3.39%	3.17%	3.36%	3.24%	3.77%
Impact of accretion on acquired loans	(0.34)	(0.27)	(0.34)	(0.31)	(0.44)
Net interest margin excluding accretion on acquired loans[3]	3.05%	2.90%	3.02%	2.93%	3.33%

Securities interest income[3]	$26,986	$26,005	$21,451	$99,620	$83,364
Fully taxable equivalent adjustment to securities	(7)	(8)	(13)	(29)	(83)
Securities interest income excluding fully taxable equivalent adjustment	$26,979	$25,997	$21,438	$99,591	$83,281

Loan interest income[3]	$152,303	$151,282	$148,004	$598,411	$581,825
Fully taxable equivalent adjustment to loans	(304)	(302)	(203)	(1,045)	(720)
Loan interest income excluding fully taxable equivalent adjustment	$151,999	$150,980	$147,801	$597,366	$581,105

Net interest income[3]	$116,115	$106,975	$111,035	$433,045	$489,043
Fully taxable equivalent adjustments to securities	(7)	(8)	(13)	(29)	(83)
Fully taxable equivalent adjustments to loans	(304)	(302)	(203)	(1,045)	(720)
Net interest income excluding fully taxable equivalent adjustments	$115,804	$106,665	$110,819	$431,971	$488,240
[1]Includes severance, contract termination costs, disposition of branch premises and fixed assets, and other costs to effect the Company’s branch consolidation and other expense reduction strategies.
[2]Beginning in 2024, amortization of intangibles is excluded from adjustments to noninterest expense; prior periods have been updated to reflect the change.
3On a fully taxable equivalent basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $596.1 million, or 4.1%, year-over-year to $15.2 billion at December 31, 2024, notably due to organic growth of loans and deposits.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in “Note 3 - Securities” of the Company’s consolidated financial statements.
At December 31, 2024, the Company had $2.4 billion in securities available-for-sale, and $635.2 million in securities held-to-maturity. The Company's total debt securities portfolio increased $340.0 million, or 12%, from December 31, 2023.
During the year ended December 31, 2024, there were $993.9 million of debt securities purchased and $428.0 million in paydowns and maturities. Debt securities with a fair value of $217.0 million were sold in 2024, resulting in $12.0 million in realized losses. The Company took advantage of favorable market conditions to reposition a portion of its AFS portfolio and reinvest the proceeds in debt securities at higher yields. During the year ended December 31, 2023, there were $100.9 million of debt securities purchased, $167.1 million acquired through the acquisition of Professional and $287.9 million in paydowns and maturities over the same period. $82.9 million of securities were sold in 2023, with $2.9 million in realized losses.
Debt securities generally return principal and interest monthly. The modified duration of the available-for-sale securities portfolio and the total portfolio was 4.7 and 4.9, respectively, at December 31, 2024, compared to 4.5 and 4.9, respectively, at December 31, 2023.
At December 31, 2024, available-for-sale securities had gross unrealized losses of $211.3 million and gross unrealized gains of $3.5 million, compared to gross unrealized losses of $217.7 million and gross unrealized gains of $4.4 million at December 31, 2023.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury securities, obligations of U.S. government agencies, and obligations of U.S. government sponsored entities totaled $2.4 billion, or 82%, of the total portfolio at December 31, 2024.
The portfolio includes $129.5 million, with a fair value of $121.2 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $119.8 million, with a fair value of $111.8 million, in private label residential securities with weighted-average credit support of 22%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate residential mortgage loans. Commercial securities totaled $9.6 million, with a fair value of $9.4 million. These securities have weighted-average credit support of 27%. The collateral underlying these mortgages are primarily pooled multifamily loans.
The Company also has invested $278.3 million in floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of December 31, 2024, all of the Company's collateralized loan obligations were in AAA/AA tranches with weighted-average credit support of 36%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
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
At December 31, 2024, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity. Therefore, at December 31, 2024, no allowance for credit losses has been recorded.

The maturity distribution of AFS securities is detailed in the following table.

	December 31, 2024
(In thousands)	Less than 1 Year	After 1-5 Years	After 5-10 Years	After 10 Years	Total
Amortized Cost
U.S. Treasury securities and obligations of U.S. government agencies	$1	$6,288	$6,806	$15,138	$28,233
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	13	1,046	2,336	1,773,879	1,777,274
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	74,476	58,555	73,506	206,537
Private mortgage-backed securities and collateralized mortgage obligations	—	—	4,865	124,610	129,475
Collateralized loan obligations	—	9,359	145,772	123,211	278,342
Obligations of state and political subdivisions	—	—	500	6,639	7,139
Other debt securities	—	7,389	—	—	7,389
Total Available-For-Sale Debt Securities	$14	$98,558	$218,834	$2,116,983	$2,434,389

Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$1	$6,283	$6,794	$14,662	$27,740
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	13	1,040	2,265	1,584,657	1,587,975
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	71,163	55,294	70,992	197,449
Private mortgage-backed securities and collateralized mortgage obligations	—	—	4,638	116,604	121,242
Collateralized loan obligations	—	9,369	145,894	123,701	278,964
Obligations of state and political subdivisions	—	—	432	5,258	5,690
Other debt securities	—	7,483	—	—	7,483
Total Available-For-Sale Debt Securities	$14	$95,338	$215,317	$1,915,874	$2,226,543

Weighted Average Yield[1]
U.S. Treasury securities and obligations of U.S. government agencies	3.17%	5.46%	5.48%	5.46%	5.46%
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	3.70	3.98	3.11	3.50	3.50
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	2.92	4.15	5.77	3.58
Private mortgage-backed securities and collateralized mortgage obligations	—	—	5.65	3.60	3.68
Collateralized loan obligations	—	6.37	6.45	6.17	6.32
Obligations of state and political subdivisions	—	—	1.55	2.16	2.12
Other debt securities	—	5.88	—	—	4.34
Total Available-For-Sale Debt Securities	3.65%	3.64%	5.74%	3.75%	3.93%
[1]All yields and rates have been computed using amortized costs.

The following table details the maturity distribution of HTM securities.

	December 31, 2024
(In thousands)	Less than 1 Year	After 1-5 Years	After 5-10 Years	After 10 Years	Total
Amortized Cost
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$—	$—	$—	$546,444	$546,444
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	54,414	28,092	6,236	88,742
Total Held-to-Maturity Debt Securities	$—	$54,414	$28,092	$552,680	$635,186

Fair Value
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$—	$—	$—	$428,824	$428,824
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	50,102	23,962	4,706	78,770
Total Held-to-Maturity Debt Securities	$—	$50,102	$23,962	$433,530	$507,594

Weighted Average Yield[1]
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—%	—%	—%	1.89%	1.89%
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	2.55	1.90	1.64	2.28
Total Held-to-Maturity Debt Securities	—%	2.55%	1.90%	1.88%	1.94%
[1]All yields and rates have been computed using amortized costs.

Loan Portfolio
The Company remains committed to sound risk management procedures. Portfolio diversification in terms of asset mix, industry, and loan type has been and continues to be an important element of the Company’s lending strategy. The average loan size is $383 thousand, and the average commercial loan size is $814 thousand at December 31, 2024, reflecting the Company’s longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).
The following table details loan portfolio composition at December 31, 2024 and 2023 for portfolio loans, purchased credit deteriorated loans and loans purchased which are not considered credit deteriorated (“Non-PCD”) as defined in “Note 4 - Loans.”

	December 31, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$568,148	$79,370	$535	$648,053	6%
Commercial real estate - owner occupied	1,177,538	477,459	31,632	1,686,629	16%
Commercial real estate - non-owner occupied	2,243,056	1,156,849	103,903	3,503,808	34%
Residential real estate	1,882,955	719,589	14,241	2,616,785	26%
Commercial and financial	1,424,689	199,146	27,519	1,651,354	16%
Consumer	155,786	37,282	253	193,321	2%
Totals	$7,452,172	$2,669,695	$178,083	$10,299,950	100%

	December 31, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$519,426	$247,654	$542	$767,622	8%
Commercial real estate - owner occupied	1,079,633	552,627	38,021	1,670,281	17%
Commercial real estate - non-owner occupied	1,844,588	1,323,222	152,080	3,319,890	33%
Residential real estate	1,714,748	710,129	20,815	2,445,692	24%
Commercial and financial	1,237,090	318,683	52,115	1,607,888	16%
Consumer	175,969	74,854	744	251,567	2%
Totals	$6,571,454	$3,227,169	$264,317	$10,062,940	100%
Loans, net of unearned income and excluding the allowance for credit losses, were $10.3 billion at December 31, 2024, an increase of $237.0 million, or 2.4%, compared to December 31, 2023.
The amortized cost basis of loans at December 31, 2024, and 2023 included net deferred costs of $43.9 million and $43.1 million, respectively. At December 31, 2024, the remaining fair value adjustments on acquired loans were $128.1 million, or 4.3% of the outstanding acquired loan balances, compared to $174.0 million, or 4.8% of the acquired loan balances at December 31, 2023. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Construction and land development loans decreased $119.6 million, or 15.6%, totaling $648.1 million at December 31, 2024, compared to December 31, 2023. These loans, extended to both commercial and consumer customers, are collateralized by and for the purpose of funding land development and construction projects. Repayment is from the proceeds of the sale, refinancing or permanent financing of the property. In 2023, the Company acquired $151.0 million in construction and land development loans from Professional, and pay downs and conversion of acquired and originated loans to permanent is contributing to the decrease year-over-year.
Commercial real estate owner occupied loans totaled $1.7 billion at December 31, 2024, an increase of $16.3 million, or 1% compared to December 31, 2023. Commercial real estate owner occupied loans are extended to commercial customers for the purpose of acquiring or refinancing real estate to be occupied by the borrower's business. These loans are collateralized by the subject property and the repayment of these loans is largely dependent on the performance of the company occupying the property.
Commercial real estate non-owner occupied loans increased $183.9 million, or 6%, totaling $3.5 billion at December 31, 2024, compared to $3.3 billion December 31, 2023. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is Retail properties, which totaled approximately $1.2 billion at December 31, 2024, with an average loan size of $2.3 million. This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. The second-largest segment in the non-owner occupied CRE portfolio is office properties, which totaled $568.3 million at December 31, 2024, with an average loan size of $1.7 million. This segment targets low to mid-rise suburban offices and is broadly diversified across many types of professional services, with limited exposure to central business districts. Other non-owner occupied CRE loans include $439.1 million in loans collateralized by industrial or warehouse properties, $375.7 million collateralized by multi-family residential properties, $336.2 million collateralized by hotels or motels, and $597.5 million collateralized by other property types, including restaurants, schools and recreation centers.
Residential real estate loans increased $171.1 million, or 7%, year-over-year to $2.6 billion as of December 31, 2024. Included in the balance as of December 31, 2024 were $1.0 billion of fixed rate mortgages, $970.2 million of ARMs, and $614.7 million in home equity loans and HELOCs, compared to $1.0 billion, $865.2 million and $488.2 million, respectively, as of December 31, 2023. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 64% with 31% of the portfolio being in the first lien position at December 31, 2024, compared to an average LTV of 63% with 35% of the portfolio being in the first lien position at December 31, 2023.
Commercial and financial loans increased year-over-year by $43.5 million, or 3%, totaling $1.7 billion at December 31, 2024. The purpose of these loans may be to provide working capital, asset acquisition or for other business purposes, and are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The Company continues to exercise a disciplined approach to lending and is benefiting from the investments made in recent years to attract talent from large regional banks across its markets. This talent is onboarding significant new relationships, resulting in increased loan production.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans and other consumer loans, which decreased $58.2 million, or 23%, year-over-year to a total of $193.3 million at December 31, 2024, compared to $251.6 million at December 31, 2023. The decrease is partly due to the transfer to held-for-sale of $20.0 million in consumer loans previously acquired through bank acquisitions.
At December 31, 2024, the Company had unfunded commitments to extend credit of $2.9 billion, compared to $2.7 billion at December 31, 2023 (see “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).

Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified:

	For the Year Ended December 31,
(In thousands)	2024	2023
Commercial/commercial real estate loan pipeline at period end	$605,357	$306,531
Commercial/commercial real estate loans closed	1,877,150	1,055,889

SBA pipeline at period end	$28,793	$20,600
SBA originations	82,392	48,914

Residential pipeline - saleable at period end	$6,727	$2,657
Residential loans - sold	71,686	66,252

Residential pipeline - portfolio at period end	$35,068	$44,422
Residential loans - retained	245,289	260,500

Consumer pipeline at period end	$17,384	$18,745
Consumer originations	215,964	346,164
Commercial and commercial real estate originations in 2024 totaled $1.9 billion, compared to $1.1 billion in 2023. Higher originations are the result of investments made in recent years to attract commercial banking talent. This talent is onboarding significant new relationships, resulting in increased loan production. Commercial and commercial real estate pipelines were $605.4 million as of December 31, 2024, an increase of 97% from $306.5 million at December 31, 2023.
SBA originations totaled $82.4 million in 2024, an increase of $33.5 million, or 68%, from 2023. The SBA pipeline increased 40% to $28.8 million at December 31, 2024 from $20.6 million at December 31, 2023.
Residential loans originated for sale in the secondary market totaled $71.7 million in 2024, an increase of 8% compared to $66.3 million in 2023. Residential saleable pipelines were $6.7 million as of December 31, 2024, compared to $2.7 million as of December 31, 2023.
Residential loan production retained in the portfolio for 2024 was $245.3 million, compared to $260.5 million in 2023. The pipeline of residential loans intended to be retained in the portfolio was $35.1 million as of December 31, 2024, compared to $44.4 million as of December 31, 2023.
Consumer originations, which includes HELOCs, totaled $216.0 million during 2024, compared to $346.2 million during 2023, reflecting a decrease of $130.2 million, or 38%. The consumer pipeline was $17.4 million as of December 31, 2024, compared to $18.7 million as of December 31, 2023.

The following table presents loans by maturity, separately presenting fixed rate loans from those with floating or adjustable rates.

	December 31, 2024
		After one year but within five years:		After five years but within fifteen years:		After fifteen years:
(In thousands)	In one year or less	Floating or adjustable	Fixed	Floating or adjustable	Fixed	Floating or adjustable	Fixed	Total
Construction and Land Development	$194,664	$173,172	$23,204	$113,335	$33,224	$93,947	$16,507	$648,053
Commercial Real Estate - Owner Occupied	94,530	152,191	533,475	269,987	554,197	72,144	10,105	1,686,629
Commercial Real Estate - Non-owner Occupied	292,888	898,941	1,140,652	723,150	413,479	32,175	2,523	3,503,808
Residential Real Estate	60,688	21,226	9,374	334,947	143,112	1,119,388	928,050	2,616,785
Commercial and Financial	341,911	191,129	484,314	98,144	245,979	173,333	116,544	1,651,354
Consumer	9,762	44,873	23,001	9,058	57,434	21,217	27,976	193,321
Total	$994,443	$1,481,532	$2,214,020	$1,548,621	$1,447,425	$1,512,204	$1,101,705	$10,299,950
Loan Concentrations
The Company has developed prudent guardrails to manage loan types that are most impacted by stressed market conditions in order to minimize credit risk concentration to capital. Outstanding balances for commercial and commercial real estate loan relationships greater than $10 million totaled $2.7 billion, representing 26% of the total portfolio at December 31, 2024, compared to $2.3 billion, or 23%, at December 31, 2023. The Company’s ten largest commercial and commercial real estate funded and unfunded relationships at December 31, 2024 aggregated to $547.5 million, of which $433.0 million was funded, compared to $505.7 million at December 31, 2023, of which $348.3 million was funded.
Concentrations in total construction and land development loans and total commercial real estate loans are maintained well below regulatory limits. Construction and land development and commercial real estate loan concentrations as a percentage of subsidiary bank total risk-based capital, were 38% and 237%, respectively, at December 31, 2024, compared to 48% and 244% as of December 31, 2023. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 36% and 224%, respectively, of total consolidated risk-based capital. To determine these ratios, the Company defines commercial real estate in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines commercial real estate loans as exposures secured by land development and construction, including 1-4 family residential construction, multifamily property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e. loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts and unsecured loans to developers that closely correlate to the inherent risks in commercial real estate markets would also be considered commercial real estate loans under the Guidance. Loans on owner-occupied commercial real estate are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Borrower Modifications, Other Real Estate Owned, and Credit Quality
Nonperforming assets at December 31, 2024 totaled $98.9 million, an increase of $26.2 million, or 36%, compared to 2023, and were comprised of $92.4 million of nonaccrual loans, and $6.4 million of OREO, including $5.5 million of branches taken out of service. As of December 31, 2023, nonperforming assets included nonaccrual loans of $65.1 million and OREO of $7.6 million including $7.3 million of branches taken out of service. Approximately 69% of nonaccrual loans were secured with real estate at December 31, 2024. Nonperforming loans to total loans outstanding at December 31, 2024 increased to 0.90% from 0.65% at December 31, 2023. NPAs to total assets at December 31, 2024 increased to 0.65% from 0.50% at December 31,

2023. A significant portion of nonaccrual loans have collateral values well in excess of balances outstanding, and therefore, no loss is expected.
The table below sets forth details related to nonaccrual loans.

	December 31, 2024
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction & land development	$113	$1,039	$1,152
Commercial real estate - owner occupied	3,977	4,763	8,740
Commercial real estate - non-owner occupied	5,544	24,338	29,882
Residential real estate	12,161	11,733	23,894
Commercial and financial	10,391	10,118	20,509
Consumer	2,102	6,167	8,269
Total loans	$34,288	$58,158	$92,446

	December 31, 2023
	Nonaccrual Loans
(In thousands)	Non-Current	Current	Total
Construction & land development	$109	$715	$824
Commercial real estate - owner occupied	5,234	4,450	9,684
Commercial real estate - non-owner occupied	4,179	4,556	8,735
Residential real estate	3,864	6,122	9,986
Commercial and financial	7,304	27,389	34,693
Consumer	779	403	1,182
Total loans	$21,469	$43,635	$65,104

	December 31,
(In thousands, except percentages)	2024	2023
Ratio of total nonperforming assets to loans outstanding and other real estate owned at end of period	0.96%	0.72%
Ratio of total nonaccrual loans to loans outstanding at end of period	0.90	0.65
Ratio of allowance for credit losses on loans to total nonaccrual loans	149	229
The Company recognized interest income of $1.3 million and $0.5 million on nonaccrual loans during the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024 and December 31, 2023, the Company had troubled borrower modification loans with an amortized cost of $11.6 million and $17.5 million, respectively.
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
Net charge-offs for 2024 were $27.1 million, or 0.27% of average loans, compared to $21.4 million, or 0.22%, for 2023. The ratio of allowance to total loans decreased to 1.34% at December 31, 2024 from 1.48% at December 31, 2023.

Activity in the allowance for credit losses is summarized as follows:

	For the Year Ended December 31, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance	% of Total Allowance
Construction and land development	$8,637	$(1,404)	$(1)	$20	$7,252	5%
Commercial real estate - owner occupied	5,529	6,629	(341)	8	11,825	9
Commercial real estate - non-owner occupied	48,288	(3,096)	(1,485)	159	43,866	32
Residential real estate	39,016	(150)	(134)	436	39,168	28
Commercial and financial	34,343	7,789	(17,616)	3,017	27,533	20
Consumer	13,118	6,490	(12,288)	1,091	8,411	6
Total	$148,931	$16,258	$(31,865)	$4,731	$138,055	100%

	For the Year Ended December 31, 2023
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance	% of Total Allowance
Construction and land development	$6,464	$5	$2,160	$—	$8	$8,637	6%
Commercial real estate - owner-occupied	6,051	139	(663)	—	2	5,529	4
Commercial real estate - non owner-occupied	43,258	647	4,315	(120)	188	48,288	32
Residential real estate	29,605	400	8,858	(356)	509	39,016	26
Commercial and financial	15,648	17,527	17,644	(18,565)	2,089	34,343	23
Consumer	12,869	161	5,204	(5,754)	638	13,118	9
Totals	$113,895	18,879	$37,518	$(24,795)	$3,434	$148,931	100%

	For the Year Ended December 31,
(In thousands, except percentages)	2024	2023	2022
Daily average loans outstanding[1]	$10,096,189	$9,889,070	$6,838,266
Ratio of allowance for credit losses on loans to loans outstanding at end of year	1.34%	1.48%	1.40%
Ratio of net charge-offs (recoveries) to average loans outstanding
Construction and land development	—%	—%	—%
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied	0.02	—	—
Residential real estate	—	—	—
Commercial and financial	0.14	0.17	—
Consumer	0.11	0.05	0.01
Total ratio of net charge-offs to average loans outstanding	0.27%	0.22%	0.01%
[1] Net of unearned income.
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
Cash and cash equivalents, including interest-bearing deposits, totaled $476.6 million at December 31, 2024, compared to $447.2 million at December 31, 2023.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Total uninsured deposits were estimated to be $4.4 billion at December 31, 2024, representing 36% of overall deposit accounts. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 30% of total deposits. The Company has liquidity sources as discussed below, including cash and lines of credit with the FRB and FHLB, that represent 138% of uninsured deposits, and 167% of uninsured and uncollateralized deposits.
In addition to $476.6 million in cash and cash equivalents at December 31, 2024, the Company had $5.7 billion in available borrowing capacity, including $4.0 billion in available collateralized lines of credit, $1.3 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $348.0 million. The Company may also access funding by acquiring brokered deposits. Brokered deposits at December 31, 2024 totaled $293.6 million compared to $122.3 million at December 31, 2023.
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During 2024, Seacoast Bank distributed $59.6 million to the Company and, at December 31, 2024, is eligible to distribute dividends to the Company of approximately $188.9 million without prior regulatory approval. At December 31, 2024, the Company had cash and cash equivalents at the parent of $95.8 million, compared to $101.7 million at December 31, 2023.
The following table presents contractual obligations by remaining maturity. All deposits presented in the table with indeterminate maturities such as interest-bearing and noninterest-bearing demand deposits, savings accounts and money market accounts are presented as having a maturity of one year or less. The Company considers these low cost deposits to be its largest, most stable funding source, despite having no contracted maturity.

	December 31, 2024
		One Year	Over One Year Through	Over Three Years Through	Over Five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposits	$12,242,427	$12,180,966	$57,104	$3,690	$667
Securities sold under agreements to repurchase	232,071	232,071	—	—	—
FHLB borrowings[1]	245,000	—	225,000	20,000	—
Long-term debt	106,966	—	—	—	106,966
Operating leases	51,236	10,211	17,026	11,688	12,311
Total	$12,877,700	$12,423,248	$299,130	$35,378	$119,944
[1]Callable advance structure which, as of December 31, 2024, may be called at three month intervals with a maturity of up to five years.

Deposits and Borrowings
The following table details the Company's customer relationship funding as of:

	December 31,
(In thousands, except percentages)	2024	2023
Noninterest demand	$3,352,372	$3,544,981
Interest-bearing demand	2,667,843	2,790,210
Money market	4,086,362	3,314,288
Savings	519,977	651,454
Time deposits	1,371,522	1,353,655
Brokered time certificates	244,351	122,347
Total deposits	$12,242,427	$11,776,935

Securities sold under agreements to repurchase	232,071	374,573

Total customer funding[1]	$12,180,860	$12,029,161

Noninterest demand deposit mix	27%	30%
[1]Total deposits and securities sold under agreements to repurchase, excluding brokered deposits. Securities sold under agreements to repurchase consists of customer sweep accounts.
The Company benefits from a diverse and granular deposit base that serves as a significant source of strength. Total deposits increased $465.5 million, or 4%, to $12.2 billion at December 31, 2024 compared to December 31, 2023.
Noninterest demand deposits represented 27% of total deposits at December 31, 2024 compared to 30% at December 31, 2023 primarily driven by the higher interest rate environment driving a mix shift to money market products. Transaction account balances (noninterest demand and interest-bearing demand) represented 49% of total deposits at December 31, 2024, compared to 54% at December 31, 2023.
Time deposits over $250,000 were $549.9 million and $550.3 million at December 31, 2024 and December 31, 2023, respectively. The following table details the remaining maturities of time deposits of $250,000 and greater at December 31, 2024 and December 31, 2023:

	December 31,	% of	December 31,	% of
(In thousands, except percentages)	2024	Total	2023	Total
Certificates of Deposit of $250,000 and Greater
Maturity Group:
Three months or less	$279,868	51%	$106,940	19%
Over three through six months	139,766	25	14,743	3
Over six through 12 months	125,895	23	381,922	69
Over 12 months	4,405	1	46,657	9
Total Certificates of Deposit of $250,000 and Greater	$549,934	100%	$550,262	100%
Customer repurchase agreements totaled $232.1 million at December 31, 2024, decreasing $142.5 million, or 38%, from December 31, 2023. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At December 31, 2024 and December 31, 2023, long-term debt included $72.5 million and $72.2 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company. At December 31, 2024, the average interest rate in effect on our outstanding subordinated debt related to trust preferred securities was 6.34%, compared to 7.34% at December 31, 2023. The acquired junior subordinated debentures were recorded at fair value, which collectively was $2.8 million lower than face value at December 31, 2024. This amount is being amortized into interest expense over the acquired subordinated debts' remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and FRB rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules.
In 2022, the Company acquired $12.3 million in senior debt through the acquisition of Apollo. Contractual interest is paid on a semiannual basis at a fixed rate of 5.50% until October 30, 2025, at which point the rate converts to a floating rate of 3-month SOFR plus 533 basis points until maturity in 2030. The debt was recorded at fair value, resulting in a $0.4 million premium that is being amortized into interest expense over the remaining term to maturity.
In 2023, the Company acquired $25.0 million in subordinated debt through the acquisition of Professional that qualifies as Tier 2 Capital. Contractual interest is paid on a semiannual basis at a fixed interest rate of 3.375% until January 30, 2027, at which point the rate converts to a 3-month SOFR rate plus 203 basis points paid quarterly until maturity in 2032. The debt was recorded at fair value, resulting in a $3.9 million discount that is being accreted into interest expense over the remaining term to maturity.
FHLB advances totaled $245.0 million at December 31, 2024 with a weighted-average interest rate of 4.19%, compared to $50.0 million at December 31, 2023 with an interest rate of 3.23%.
See “Note 9 - Borrowings” to the Company's consolidated financial statements for more detailed information pertaining to borrowings.
Off-Balance Sheet Transactions
In the normal course of business, the Company may engage in a variety of financial transactions that, under GAAP, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. These transactions involve varying elements of market, credit and liquidity risk.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $2.9 billion at December 31, 2024, and $2.7 billion at December 31, 2023 (see “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).
In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the Federal Reserve Bank. There was no reserve requirement at December 31, 2024 or December 31, 2023.
Under FRB regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2024, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $185.2 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the periods ending December 31, 2024 and 2023.
Capital Resources and Management
The Company's equity capital at December 31, 2024 increased $75.2 million, or 3.6%, from December 31, 2023, to $2.2 billion. Changes in equity included increases from net income of $121.0 million, partially offset by the issuance of cash dividends on common stock totaling $61.6 million.
The ratio of shareholders’ equity to period end total assets was 14.39% and 14.46% at December 31, 2024 and December 31, 2023, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.60% and 9.31% at December 31, 2024 and December 31, 2023, respectively.

Activity in shareholders’ equity for the years ended December 31, 2024 and December 31, 2023 follows:

	For the Year Ended December 31,
(In thousands)	2024	2023
Beginning balance at January 1, 2024 and 2023	$2,108,086	$1,607,775
Net income	120,986	104,033
Stock-based compensation expense	13,744	13,440
Common stock transactions related to stock-based employee benefit plans	945	5,100
Issuance of common stock and conversion of options pursuant to acquisition	—	421,042
Repurchase of common stock	(880)	(10,868)
Dividends on common stock ($0.72 per share and $0.71 per share, respectively)	(61,649)	(60,591)
Change in accumulated other comprehensive income	2,011	28,155
Ending balance at December 31, 2024 and 2023	$2,183,243	$2,108,086
At December 31, 2024, capital ratios for Seacoast and Seacoast Bank are well above regulatory requirements for well-capitalized institutions. Management’s use of risk-based capital ratios in its analysis of the Company’s capital adequacy are not GAAP financial measures. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies and Seacoast does not nor should investors consider such non-GAAP financial measures in isolation from, or as a substitute for GAAP financial information (see “Note 13 - Regulatory Capital”).

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized[1]
Total Risk-Based Capital Ratio	16.18%	15.30%	10.00%
Tier 1 Capital Ratio	14.81	14.13	8.00
CET1 Ratio	14.15	14.13	6.50
Leverage Ratio	11.19	10.66	5.00
[1]For subsidiary bank only.
The Company’s total risk-based capital ratio was 16.18% at December 31, 2024, an increase from 15.92% at December 31, 2023. As of December 31, 2024, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.66%, compared to 10.32% at December 31, 2023, well above the minimum to be well-capitalized under regulatory guidelines.

The following table shows the components of regulatory capital to calculate regulatory capital ratios.

	December 31,
(In thousands, except percentages)	2024	2023
Common Stock	$8,628	$8,486
Additional paid-in capital	1,824,935	1,808,883
Retained earnings	526,642	467,305
Treasury stock	(19,095)	(16,710)
Less: Goodwill	(732,417)	(732,417)
Less: Intangibles	(71,723)	(95,645)
Other[1]	24,355	53,597
Common equity tier 1 capital	$1,561,325	$1,493,499
Qualifying Trust Preferred Debt	$72,488	$72,207
Other	6	4
Tier 1 capital	$1,633,819	$1,565,710
Allowance for credit losses on loans[1], as limited	$129,465	$126,553
Qualifying subordinated debt	21,963	21,534
Tier 2 capital	151,428	148,087
Total capital	$1,785,247	$1,713,797

Risk-weighted assets	$11,032,279	$10,766,942

CET1 ratio	14.15%	13.87%
Regulatory minimum[2]	4.50	4.50
Tier 1 capital ratio	14.81	14.54
Regulatory minimum[2]	6.00	6.00
Total capital ratio	16.18	15.92
Regulatory minimum[2]	8.00	8.00
Tier 1 capital to adjusted total assets	11.19	11.00
Regulatory minimum	4.00	4.00

Shareholders' equity to assets	14.39	14.46
Average shareholders' equity to average total assets	14.41	13.85
Tangible shareholders' equity to tangible assets	9.60	9.31
[1]Upon adoption of the CECL accounting standard in 2020, the Company elected, in accordance with interagency guidance, to delay the estimated impact on regulatory capital resulting from the implementation of CECL. The guidance provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). As of December 31, 2024 and 2023, the adjustment to Tier 1 Capital was $6.2 million and $12.3 million, respectively, and the adjustment to Tier 2 Capital was $7.5 million and $15.1 million, respectively.

[2]Excludes the Basel III capital conservation buffer of 2.5% which, if not exceeded, may constrain dividends, equity repurchases and compensation.

The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Seacoast Bank can pay up to $188.9 million of dividends to the Company without OCC approval (see “Part I. Item 1. Business”).
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
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with GAAP, including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions. The Company has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that involve the most difficult, subjective and complex assessments are:
•the allowance and the provision for credit losses;
•acquisition accounting and purchased loans;
•intangible assets and impairment testing, and;
•fair value of financial instruments
The following is a discussion of the critical accounting policies intended to facilitate a reader’s understanding of the judgments, estimates and assumptions underlying these accounting policies and the possible or likely events or uncertainties known to the Company that could have a material effect on reported financial information. For more information regarding management’s judgments relating to significant accounting policies and recent accounting pronouncements, see “Note 1 – Significant Accounting Policies” to the Company’s consolidated financial statements.
Allowance for Credit Losses
The Allowance for Credit Losses (ACL) represents management’s best estimate of expected future credit losses related to the loan portfolio at the balance sheet date. The estimate of the ACL requires significant judgment and is based on a variety of factors. Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Economic forecast data is sourced from Moody’s Analytics, a firm widely recognized for its research, analysis, and economic forecasts. The forecast may utilize one scenario or a composite of scenarios based on management's judgment and expectations around the current and future macroeconomic outlook. The forecasts of future economic conditions are over a period that has been deemed reasonable and supportable, and in segments where it can no longer develop reasonable and supportable forecasts, the Company reverts to longer-term historical loss experience to estimate losses over the remaining life of the loans. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments.
One of the most significant judgments in estimating the Allowance for credit losses relates to the macroeconomic forecasts. As of December 31, 2024, the Company utilized a blend of Moody’s most recent “U.S. Macroeconomic Outlook Baseline” (Baseline), “Alternative Scenario 1 – Upside- 10th Percentile” (S1), and “Alternative Scenario 3 - Downside - 90th Percentile” (S3) scenarios. The weighting applied in the December 31, 2024 analysis reflects an improvement in the economic outlook as compared to December 31, 2023, and considers the anticipated actions taken by the FRB with regard to monetary policy and interest rates and the potential impact of those actions. The forecasted credit losses incorporate numerous macroeconomic variables, although specific variables have a greater impact on the outcome than others. Specifically, changes in expectations indicated by the Commercial Real Estate Price Index have the most significant impact on the estimate of expected losses for commercial real estate non-owner-occupied loans and construction and land development loans, the housing price index is the economic forecast variable most significantly impacting the estimate of expected losses for residential loans, and the unemployment rate is a significant contributor to commercial and consumer loans.
Management considers a range of macroeconomic forecast data in connection with the allowance estimation process. It is difficult to estimate how potential changes in any one economic factor might affect the overall allowance because a wide variety of factors and inputs are considered in the allowance estimate. Changes in the factors and inputs may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Under the range of scenarios considered as of December 31, 2024, use of solely Moody’s S3 downside scenario would have resulted in an increase to the modeled allowance results of approximately $66 million or 66 basis points. This estimate reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but does not consider other qualitative adjustments that could increase or decrease modeled loss estimates calculated using this alternative economic scenario.
Seacoast conducted an additional sensitivity by increasing loss sensitivities by 5% and 10% to each of the loan pools. Estimated credit losses increased by $6 million and $11 million, respectively, from the probability weighted model outcomes, but does not consider other qualitative adjustments that could increase or decrease modeled loss estimates. Changes in the loss assumptions and forecasts of economic conditions could significantly affect the Company’s estimate of expected credit losses at the balance sheet date or lead to significant changes in the estimate from one reporting period to the next.
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
Acquisition Accounting and Purchased Loans
The Company accounts for acquisitions using the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. All loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, Fair Value Measurement. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. Loans are identified as PCD when they have experienced more-than-insignificant deterioration in credit quality since origination. An allowance for expected credit losses on PCD loans is recorded at the date of acquisition through an adjustment to the loans’ amortized cost basis. In contrast, expected credit losses on loans not considered PCD are recognized through the provision for credit losses at the date of acquisition.
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
Intangible Assets and Impairment Testing
Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible, which is the majority of the remaining intangible asset balance, represents the excess intangible value of acquired deposit customer relationships. Core deposit intangibles are amortized using an amortization method that reflects the expected value over time, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill in the fourth quarter of 2024 and concluded that no impairment existed.

Fair Value of Financial Instruments

AFS securities
AFS securities are measured at fair value on a recurring basis based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available. The fair value of AFS securities is based upon pricing obtained from third party pricing services. Based on internal review procedures and the fair values provided by the pricing services, the Company believes that the fair values provided by the pricing services are consistent with the principles of ASC Topic 820, Fair Value Measurement. On occasion, pricing provided by the pricing services may not be consistent with other observed prices in the market for similar securities. Using observable market factors, including interest rate and yield curves, volatilities, prepayment speeds, loss severities and default rates, the Company may at times validate the observed prices using a discounted cash flow model and using the observed prices for similar securities to determine the fair value of its securities.

Seacoast analyzes AFS debt securities quarterly for credit losses utilizing both quantitative and qualitative assessments to determine if a security has a credit loss. Quantitative assessments are based on a discounted cash flow method. Qualitative assessments consider a range of factors including: rating downgrades, subordination, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms.

For AFS securities, if any portion of the decline in fair value is related to credit, the amount of allowance is determined as the portion related to credit, limited to the difference between the amortized cost basis and the fair value of the security. If the Company has the intent to sell or believes it is more likely than not that it will be required to sell an impaired AFS security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Declines in the fair value of AFS securities that are not considered credit related are recognized in "Accumulated Other Comprehensive Income" on the Company’s Consolidated Balance Sheet.

Derivatives

The Company enters into derivative contracts, including interest rate swaps, to meet the needs of customers who request such services and to manage the Company's interest rate risk. The fair value of these derivatives is based on a discounted cash flow approach and is based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates and, when appropriate, the current credit worthiness of the counterparties. For additional information regarding the Company's derivatives see Note 6 – Derivatives.

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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company's ALCO uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to assess the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve- month period is subjected to instantaneous changes in market rates and is monitored at least quarterly.
The following table presents the ALCO simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning on January 1, 2025, holding all balances on the balance sheet static. It is important to note that the results in the table below assume parallel shifts in the yield curve and do not take into account changes in the slope of the yield curve nor changes in balance sheet size or mix.

	% Change in Projected Baseline Net Interest Income
	December 31, 2024
Change in Interest Rates	1-12 months	13-24 months
+3.00%	(16.6)	(12.8)
+2.00%	(10.8)	(8.0)
+1.00%	(5.1)	(3.6)
Current	—	—
-1.00%	3.6	1.6
-2.00%	6.9	2.0
-3.00%	10.3	2.8
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
The Company's calculation of interest rate sensitivity for the year ended December 31, 2024 is presented below. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they reprice to market rates or mature. The amounts are aggregated to reflect the interest rate sensitivity gap. This analysis includes assumptions for prepayments of loans and securities and assumptions for core deposit re-pricing.
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

Interest Rate Sensitivity Analysis[1]
	December 31, 2024
(In thousands)	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Federal funds sold and interest-bearing deposits	$313,617	$—	$—	$—	$313,617
Debt securities[2]	514,492	197,741	912,776	1,236,720	2,861,729
Loans[3]	3,178,747	1,204,440	4,275,760	1,658,280	10,317,227
Other Assets	—	—	—	93,045	93,045
Earning assets	$4,006,856	$1,402,181	$5,188,536	$2,988,045	$13,585,618
Non-maturity deposits	5,018,117	329,910	270,478	1,655,677	7,274,182
Time deposits	771,897	782,670	60,647	659	1,615,873
Borrowings	327,331	12,515	225,000	19,191	584,037
Interest-bearing liabilities	$6,117,345	$1,125,095	$556,125	$1,675,527	$9,474,092
Interest rate swaps	800,000	(750,000)	(50,000)	—	—
Interest sensitivity gap	$(1,310,489)	$(472,914)	$4,582,411	$1,312,518	$4,111,526
Cumulative gap	$(1,310,489)	$(1,783,403)	$2,799,008	$4,111,526
Cumulative gap to total earning assets	(10%)	(13%)	21%	30%
Earning assets to interest-bearing liabilities	65%	125%	933%	178%
[1]The repricing dates may differ from contractual maturity dates for certain assets due to prepayment assumptions.
[2]Securities are stated at carrying value.
[3]Includes loans held for sale.
Market Risk
Market risk refers to potential losses arising from changes in interest rates, and other relevant market rates or prices.
Interest rate risk, defined as the exposure of net interest income and EVE to adverse movements in interest rates, is the Company’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities). The Company is also exposed to market risk in its investing activities. The ALCO meets regularly and is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The policies established by the ALCO are reviewed and approved by the Company’s Board of Directors. The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board of Directors. These limits reflect the Company’s tolerance for interest rate risk over short-term and long-term horizons.
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

% Change in Economic Value of Equity
Changes in Interest Rates	December 31, 2024
+3.00%	(26.1%)
+2.00%	(17.0)
+1.00%	(8.2)
Current	—
-1.00%	6.8
-2.00%	12.4
-3.00%	16.1
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
Stock Performance Graph
The line graph below compares the cumulative total stockholder return on Seacoast common stock with the cumulative total return of the NASDAQ Composite Index and the S&P U.S. BMI Banks - Southeast Region Index for the same period. The graph and table assume that $100 was invested on December 31, 2019 (the last day of trading for the year ended December 31, 2019) in each of Seacoast common stock, the NASDAQ Composite Index and the S&P U.S. BMI Banks - Southeast Region Index. The cumulative total return represents the change in stock price and the amount of dividends received over the period, assuming all dividends were reinvested.

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Period Ending
Seacoast Banking Corporation of Florida
NASDAQ Composite Index
S&P U.S. BMI Banks - Southeast Region Index

Index	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Seacoast Banking Corporation of Florida	100.00	96.34	117.13	105.30	99.02	98.54
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. BMI Banks - Southeast Region Index	100.00	89.66	128.06	104.16	107.45	139.40
Source: S&P Global Market Intelligence © 2025

SELECTED QUARTERLY INFORMATION
QUARTERLY CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	2024 Quarters				2023 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net interest income:
Interest income	$185,930	$184,115	$179,808	$175,706	$176,855	$179,846	$174,283	$157,991
Interest expense	70,126	77,450	75,384	70,628	66,036	60,540	47,320	26,839
Net interest income	115,804	106,665	104,424	105,078	110,819	119,306	126,963	131,152
Provision for credit losses	3,699	6,273	4,918	1,368	3,990	2,694	(764)	31,598
Net interest income after provision for credit losses on loans	112,105	100,392	99,506	103,710	106,829	116,612	127,727	99,554
Noninterest income:
Service charges on deposit accounts	5,138	5,412	5,342	4,960	4,828	4,648	4,560	4,242
Interchange income	1,860	1,911	1,940	1,888	2,433	1,684	5,066	4,694
Wealth management income	4,019	3,843	3,766	3,540	3,261	3,138	3,318	3,063
Mortgage banking fees	326	485	582	381	378	410	576	426
Insurance agency income	1,151	1,399	1,355	1,291	1,066	1,183	1,160	1,101
BOLI income	2,627	2,578	2,596	2,264	2,220	2,197	2,068	1,916
Other income	10,335	7,864	6,647	5,944	5,589	4,920	5,004	6,896
Securities (losses) gains, net	(8,388)	187	(44)	229	(2,437)	(387)	(176)	107
Total noninterest income	17,068	23,679	22,184	20,497	17,338	17,793	21,576	22,445
Noninterest expenses:
Salaries and wages	42,378	40,697	38,937	40,304	38,435	46,431	45,155	47,616
Employee benefits	6,548	6,955	6,861	7,889	6,678	7,206	7,472	8,562
Outsourced data processing costs	8,307	8,003	8,210	12,118	8,609	8,714	20,222	14,553
Occupancy	7,234	7,096	7,180	8,037	7,512	7,758	8,583	8,019
Furniture and equipment	2,004	2,060	1,956	2,011	2,028	2,052	2,345	2,267
Marketing	2,126	2,729	3,266	2,655	2,995	1,876	2,047	2,238
Legal and professional fees	2,807	2,708	1,982	2,151	3,294	2,679	4,062	7,479
FDIC assessments	2,274	1,882	2,131	2,158	2,813	2,258	2,116	1,443
Amortization of intangibles	5,587	6,002	6,003	6,292	6,888	7,457	7,654	6,727
Other real estate owned expense and net loss (gain) on sale	84	491	(109)	(26)	573	274	(57)	195
Provision for credit losses on unfunded commitments	250	250	251	250	—	—	—	1,239
Other	5,976	5,945	5,869	6,532	6,542	7,210	8,266	7,137
Total noninterest expenses	85,575	84,818	82,537	90,371	86,367	93,915	107,865	107,475
Income before income taxes	43,598	39,253	39,153	33,836	37,800	40,490	41,438	14,524
Provision for income taxes	9,513	8,602	8,909	7,830	8,257	9,076	10,189	2,697
Net income	$34,085	$30,651	$30,244	$26,006	$29,543	$31,414	$31,249	$11,827

Per Common Share Data
Net income diluted	$0.40	$0.36	$0.36	$0.31	$0.35	$0.37	$0.37	$0.15
Net income basic	0.40	0.36	0.36	0.31	0.35	0.37	0.37	0.15

	2024 Quarters				2023 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Cash dividends declared:
Common stock	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18	$0.17
Market price common stock:
Low close	25.42	22.70	21.59	22.93	19.59	21.51	18.83	21.31
High close	30.71	28.33	24.25	27.28	29.28	27.01	23.85	33.50
Bid price at end of period	27.53	26.49	23.33	24.86	28.46	21.82	21.78	23.18

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Seacoast Banking Corporation of Florida

Stuart, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Seacoast Banking Corporation of Florida (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

The Company estimates expected credit losses for loans at the individual loan level using a discounted cash flow methodology for its commercial loans and using a loss rate methodology for its consumer loans. Expected losses are estimated using a blend of forecast scenarios. Specifically, the forecast scenarios selected were the “U.S. Macroeconomic Outlook Baseline”, "Alternative Scenario 1 - Upside - 10th Percentile" and "Alternative Scenario 3 - Downside - 90th Percentile” scenarios. The forecasted credit losses also incorporate macroeconomic variables such as changes in expectations indicated by the commercial real estate price index, changes in the housing price index, and changes in the unemployment rate.

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

The principal considerations resulting in our determination included the following:

•Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecasts of economic variables and reasonableness of other model assumptions, including the need to involve Crowe VS.
•Significant auditor effort in evaluating probability-weighted forecast scenarios with PD and LGD assumptions that involved the use of management judgment and a high degree of auditor judgment.
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
•Testing the effectiveness of management’s internal controls over the Company’s significant model methods, assumptions and judgments, including qualitative adjustments and information systems.

•Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit losses calculation, including the reasonableness of management's judgments over the economic scenarios selected and weightings applied.
•With the assistance of Crowe VS, evaluating the relevance and reliability of third-party data used in management’s methodology.
•Substantively testing the completeness and accuracy of internal loan level data used, loan segmentation, the relevance and reliability of third-party data used for qualitative factors, and management’s judgments and assumptions for reasonableness.
•Substantive univariate directionality testing with the assistance of Crowe VS and other substantive analytical procedures to test significant assumptions made by management and testing the process of management’s assessment for the incorporation of qualitative adjustments.
•Evaluating management’s judgments in the selection and application of reasonable and supportable forecasts, and the reasonableness of forecasted economic scenarios provided by a third-party, assisted by Crowe VS.

/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Fort Lauderdale, Florida
February 25, 2025

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Interest Income
Interest and dividends on securities
Taxable	$99,456	$82,926	$56,611
Nontaxable	135	354	546
Interest and fees on loans	597,366	581,105	315,717
Interest on interest-bearing deposits and other investments	28,602	24,590	7,620
Total Interest Income	725,559	688,975	380,494
Interest Expense
Interest on deposits	198,210	126,535	7,318
Interest on time certificates	70,777	52,254	2,642
Interest on securities sold under agreement to repurchase	9,390	8,323	986
Interest on FHLB borrowings	7,726	6,378	330
Interest on long-term debt	7,485	7,245	3,056
Total Interest Expense	293,588	200,735	14,332
Net Interest Income	431,971	488,240	366,162
Provision for credit losses	16,258	37,518	26,183
Net Interest Income After Provision for Credit Losses	415,713	450,722	339,979
Noninterest income:
Service charges on deposit accounts	20,852	18,278	13,709
Interchange income	7,599	13,877	17,171
Wealth management income	15,168	12,780	11,051
Mortgage banking fees	1,774	1,790	3,478
Insurance agency income	5,196	4,510	805
BOLI income	10,065	8,401	5,572
Other	30,790	22,409	15,401
	91,444	82,045	67,187
Securities losses, net (includes net losses of $12.0 million for 2024, $2.9 million for 2023 and $0 for 2022 in other comprehensive income reclassifications)	(8,016)	(2,893)	(1,096)
Total Noninterest Income	83,428	79,152	66,091
Noninterest expense:
Salaries and wages	162,316	177,637	130,100
Employee benefits	28,253	29,918	19,026
Outsourced data processing costs	36,638	52,098	27,510
Occupancy	29,547	31,872	22,338
Furniture and equipment	8,031	8,692	6,420
Marketing	10,776	9,156	6,286
Legal and professional fees	9,648	17,514	20,703
FDIC assessments	8,445	8,630	3,137
Amortization of intangibles	23,884	28,726	9,101
Other real estate owned expense and net loss (gain) on sale	440	985	(1,534)
Provision for credit losses on unfunded commitments	1,001	1,239	1,157
Other	24,322	29,155	23,690

	For the Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Total Noninterest Expense	343,301	395,622	267,934
Income Before Income Taxes	155,840	134,252	138,136
Provision for income tax expense	34,854	30,219	31,629
Net Income	$120,986	$104,033	$106,507

Per share data
Net income per share of common stock
Diluted	$1.42	$1.23	$1.66
Basic	1.43	1.24	1.67

Average common shares outstanding
Diluted	85,040	84,329	64,264
Basic	84,367	83,800	63,707
 See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Net Income	$120,986	$104,033	$106,507
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities, net of tax benefit of $1.7 million in 2024, tax expense of $7.7 million in 2023, and tax benefit of $57.1 million in 2022	$(4,913)	$23,645	$(181,096)
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax benefit of $14 thousand in 2024, $13 thousand in 2023, and $7 thousand in 2022	(42)	(42)	(20)
Reclassification adjustment for losses included in net income, net of tax benefit of $3.0 million in 2024 and tax benefit of $0.7 million in 2023	8,971	2,191	—
Unrealized (losses) gains on derivatives designated as fair value hedges, net of reclassifications to income, net of tax benefit of $0.7 million in 2024 and tax expense of $0.7 million in 2023	(2,005)	1,971	—
Unrealized gains on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $0.1 million in 2023 and tax expense of $26 thousand in 2022	—	390	77
Total other comprehensive income (loss)	$2,011	$28,155	$(181,039)

Comprehensive Income (Loss)	$122,997	$132,188	$(74,532)
See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2024	2023
Assets
Cash and due from banks	$171,615	$167,511
Interest-bearing deposits with other banks	304,992	279,671
Total cash and cash equivalents	476,607	447,182
Time deposits with other banks	3,215	5,857
Debt securities:
Securities available-for-sale (at fair value)	2,226,543	1,836,020
Securities held-to-maturity (fair value $507.6 million in 2024 and $558.4 million in 2023)	635,186	680,313
Total debt securities	2,861,729	2,516,333
Loans held for sale	17,277	4,391
Loans	10,299,950	10,062,940
Allowance for credit losses	(138,055)	(148,931)
Loans, net of allowance for credit losses	10,161,895	9,914,009
Bank premises and equipment, net	107,555	113,304
Other real estate owned	6,421	7,560
Goodwill	732,417	732,417
Other intangible assets, net	71,723	95,645
Bank owned life insurance	308,995	298,974
Net deferred tax assets	102,989	113,232
Other assets	325,485	331,345
Total Assets	$15,176,308	$14,580,249
Liabilities
Deposits:
Noninterest demand	$3,352,372	$3,544,981
Interest-bearing demand	2,667,843	2,790,210
Savings	519,977	651,454
Money market	4,086,362	3,314,288
Other time deposits	821,588	803,393
Brokered time certificates	244,351	122,347
Time certificates of more than $250,000	549,934	550,262
Total Deposits	$12,242,427	$11,776,935
Securities sold under agreements to repurchase, maturing within 30 days	232,071	374,573
FHLB borrowings	245,000	50,000
Long-term debt, net	106,966	106,302
Other liabilities	166,601	164,353
Total Liabilities	$12,993,065	$12,472,163
Commitments and Contingencies (See “Note 9 - Borrowings” and “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk”)

Shareholders' Equity
Common stock, par value $0.10 per share authorized 120,000,000 shares, issued 86,284,017 and outstanding 85,567,712 shares in 2024 and authorized 120,000,000 shares, issued 85,480,183 and outstanding 84,861,498 shares in 2023	8,628	8,486

	December 31,
(In thousands, except share data)	2024	2023
Additional paid-in capital	1,824,935	1,808,883
Retained earnings	526,642	467,305
Treasury stock (716,305 shares in 2024 and 618,685 shares in 2023), at cost	(19,095)	(16,710)
	2,341,110	2,267,964
Accumulated other comprehensive loss, net	(157,867)	(159,878)
Total Shareholders' Equity	$2,183,243	$2,108,086
Total Liabilities & Shareholders' Equity	$15,176,308	$14,580,249
See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Cash Flows From Operating Activities
Net income	$120,986	$104,033	$106,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,609	8,245	6,115
(Accretion of discounts) and amortization of premiums on securities, net	(2,963)	(949)	576
Amortization of operating lease right-of-use assets	8,221	8,053	6,485
Other amortization and accretion, net	2,379	(15,875)	(1,967)
Stock based compensation	13,744	13,440	11,155
Origination of loans designated for sale	(95,420)	(113,151)	(186,504)
Sale of loans designated for sale	99,548	116,563	221,199
Provision for credit losses	16,258	37,518	26,183
Deferred income taxes	9,552	9,442	(10,398)
Losses on securities	8,016	2,935	—
Gains on sale of loans	(5,499)	(4,211)	(5,687)
Losses (gains) on sale and write-downs of other real estate owned	134	450	(1,749)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to other real estate owned	291	1,842	1,394
Changes in operating assets and liabilities, net of effects from acquired companies:
Net (increase) decrease in other assets	(5,759)	(8,967)	508
Net increase (decrease) in other liabilities	1,805	(8,755)	22,042
Net cash provided by operating activities	179,902	150,613	195,859
Cash Flows From Investing Activities
Maturities and repayments of debt securities available-for-sale	382,683	220,114	270,785
Maturities and repayments of debt securities held-to-maturity	45,257	69,471	96,925
Proceeds from sale of debt securities available-for-sale	216,983	113,400	515,183
Purchases of debt securities available-for-sale	(993,920)	(100,873)	(693,625)
Purchases of debt securities held-to-maturity	—	—	(206,065)
Maturities and redemptions of time deposits with other banks	6,124	1,984	3,237
Purchases of time deposits with other banks	(3,482)	(4,605)	—
Net new loans and principal repayments	(243,757)	110,665	(513,343)
Purchases of loans held for investment	(44,556)	—	(111,292)
Proceeds from the sale of loans held for investment	34,399	—	—
Proceeds from the sale of other real estate owned	2,841	577	15,951
Additions to other real estate owned	—	—	(591)
Proceeds from sale of FHLB and Federal Reserve Bank stock	11,314	73,473	—
Purchase of FHLB and Federal Reserve Bank stock	(20,840)	(88,141)	(11,924)
Proceeds from sale of Visa Class B shares	4,104	—	—
Redemption of bank owned life insurance	—	—	25,782
Purchase of bank owned life insurance	—	—	(25,000)
Net cash from bank acquisitions	—	141,674	281,747
Additions to bank premises and equipment	(4,034)	(10,293)	(12,645)

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Net cash (used in) provided by investing activities	(606,884)	527,446	(364,875)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	465,493	(324,002)	(384,403)
Net (decrease) increase in repurchase agreements	(142,502)	202,544	50,464
Net decrease in FHLB borrowings with original maturities of three months or less	—	(280,000)	(62,500)
Repayments of FHLB borrowings with original maturities of more than three months	(160,000)	(75,000)	(7,500)
Proceeds from FHLB borrowings with original maturities of more than three months	355,000	110,000	75,000
Stock based employee benefit plans	945	5,100	3,408
Repurchase of common stock	(880)	(10,868)	—
Dividends paid	(61,649)	(60,591)	(41,242)
Net cash provided by (used in) financing activities	456,407	(432,817)	(366,773)
Net increase (decrease) in cash and cash equivalents	29,425	245,242	(535,789)
Cash and cash equivalents at beginning of period	447,182	201,940	737,729
Cash and cash equivalents at end of period	$476,607	$447,182	$201,940

Supplemental disclosure of cash flow information:
Cash paid for interest	$287,272	$191,225	$13,743
Cash paid (refunded) for taxes, net	18,497	(5,921)	29,591
Recognition of operating lease right-of-use assets, other than through bank acquisition, net of terminations	—	2,068	3,370
Recognition of operating lease liabilities, other than through bank acquisition, net of terminations	—	2,080	3,370
Supplemental disclosure of non-cash investing activities:[1]
Transfer of loans from held for investment to held for sale	$19,775	$—	$—
Transfer from loans to other real estate owned	953	—	—
Transfer from bank premises to other real estate owned	883	6,286	1,674
[1]See "Note 17 - Business Combinations" for non-cash transactions related to business combinations.

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2021	58,504	$5,850	$963,851	$358,598	$(10,569)	$(6,994)	$1,310,736
Comprehensive income (loss)	—	—	—	106,507	—	(181,039)	(74,532)
Stock-based compensation expense	21	—	11,155	—	—	—	11,155
Common stock issued for stock-based employee benefit plans	367	40	(97)	—	(2,450)	—	(2,507)
Common stock issued for stock options	522	52	5,864	—	—	—	5,916
Issuance of common stock, pursuant to acquisition	12,204	1,220	396,016	—	—	—	397,236
Conversion of options, pursuant to acquisition	—	—	1,013	—	—	—	1,013
Dividends on common stock ($0.64 per share)	—	—	—	(41,242)	—	—	(41,242)
Balance at December 31, 2022	71,618	$7,162	$1,377,802	$423,863	$(13,019)	$(188,033)	$1,607,775
Comprehensive income	—	—	—	104,033	—	28,155	132,188
Stock-based compensation expense	30	—	13,440	—	—	—	13,440
Common stock issued for stock-based employee benefit plans	970	100	8,691	—	(3,691)	—	5,100
Issuance of common stock, pursuant to acquisition	12,792	1,279	409,459	—	—	—	410,738
Conversion of options, pursuant to acquisition	—	—	10,304	—	—	—	10,304
Repurchase of common stock	(549)	(55)	(10,813)	—	—	—	(10,868)
Dividends on common stock ($0.71 per share)	—	—	—	(60,591)	—	—	(60,591)
Balance at December 31, 2023	84,861	$8,486	$1,808,883	$467,305	$(16,710)	$(159,878)	$2,108,086
Comprehensive income	—	—	—	120,986	—	2,011	122,997
Stock-based compensation expense	—	—	13,744	—	—	—	13,744
Common stock issued for stock-based employee benefit plans	747	142	2,308	—	(1,505)	—	945
Repurchase of common stock	(40)	—	—	—	(880)	—	(880)
Dividends on common stock ($0.72 per share)	—	—	—	(61,649)	—	—	(61,649)
Balance at December 31, 2024	85,568	$8,628	$1,824,935	$526,642	$(19,095)	$(157,867)	$2,183,243

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seacoast Banking Corporation of Florida and Subsidiaries
Note 1 - Significant Accounting Policies
General: Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a financial holding company with one operating subsidiary bank, Seacoast National Bank (“Seacoast Bank”). The Company provides integrated financial services including commercial and consumer banking, wealth management, and mortgage and insurance services to customers at 77 full-service branches across Florida, and through advanced mobile and online banking solutions.
See the Glossary of Defined Terms at the beginning of this Report for terms used herein.
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
Realized gains and losses are included in noninterest income as investment securities gains (losses). Interest and dividends on securities, including amortization of premiums and accretion of discounts on debt securities, is recognized in interest income on an accrual basis using the interest method. The Company anticipates prepayments of principal in the calculation of the effective yield for collateralized mortgage obligations and mortgage-backed securities by obtaining estimates of prepayments from independent third parties. The adjusted cost of each specific security sold is used to compute realized gains or losses on the sale of securities on a trade date basis.
Credit losses on securities: For securities classified as HTM, management estimates expected credit losses over the remaining expected life and recognizes this estimate as an allowance for credit losses. Debt securities that are available-for-sale are considered impaired if the fair value is less than amortized cost. Impairments are analyzed at an individual security level on a quarterly basis and both quantitative and qualitative assessments are utilized to determine if a security has a credit loss. Qualitative assessments consider a range of factors including: percent decline in fair value, rating downgrades, subordination, duration, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms. Quantitative assessments are based on a discounted cash flow analysis, which includes evaluating the timing and amount of the expected cash flows. If any portion of the decline in fair value is related to credit, then the credit loss is recognized as an allowance for credit loss and the noncredit portion is recognized in other comprehensive income.

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
Loans acquired through business acquisitions are recorded at fair value on the acquisition date. Loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as PCD. Acquired loans that do not meet the definition of PCD are classified by the Company as acquired Non-PCD. Expected credit losses on loans not considered PCD are recognized through the provision for credit losses when the initial allowance is recorded.
A loan for which the terms have been modified with principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay or a term extension and for which the borrower is experiencing financial difficulty, is considered to be a TBM.
Allowance for credit losses on loans: The allowance for credit losses represents management's best estimate of expected credit losses related to the loan portfolio at the balance sheet date. The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount to be collected on loans. Loan balances deemed uncollectible are charged off against the allowance for credit losses and recoveries are credited to the allowance. In order to adjust the allowance to the current estimate of expected credit losses, charges or credits to the provision for credit losses are reflected in the Consolidated Statements of Income. The Company excludes accrued interest on loans from its determination of allowance as such amounts are generally reversed against interest income when a loan is placed in nonperforming status.
Portfolio segments represent the level at which the Company develops and documents its methodology for determining its allowance for credit losses. See "Note 4 - Loans," for a description of each of the segments, which are disaggregated by similar risk characteristics such as customer and/or collateral type.
The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Economic forecast data is sourced from Moody’s, a firm recognized for its research, analysis, and economic forecasts. The forecasts of future economic conditions are over a period that has been deemed reasonable and supportable, and in segments where it can no longer develop reasonable and supportable forecasts, the Company reverts to longer-term historical loss experience to estimate losses over the remaining life of the loans. The forecast may utilize one scenario or a composite of scenarios based on management's judgment and expectations around the current and future macroeconomic outlook. Expected credit losses are estimated for commercial loans using a discounted cash flow over the contractual term of the loans, adjusted for expected prepayments when appropriate. A loss rate methodology is utilized for consumer loans.

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
It is the Company's practice to ensure that the charge-off policy aligns with regulatory requirements. Losses on unsecured consumer loans are recognized at 90 days past due. In compliance with Federal Financial Institution Examination Council guidelines, secured consumer loans, including residential real estate, are typically charged off or charged down between 120 and 180 days past due, depending on the collateral type. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more, unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in process of collection. Secured loans may be charged down to the estimated value of the collateral with previously accrued unpaid interest reversed against interest income. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial charge-off amounts are based on valuation estimates derived from appraisals or other market information. Generally, updated appraisals are not received until the foreclosure process is completed; however, collateral values are evaluated periodically based on market information and incremental charge-offs are recorded if it is determined that collateral values have declined from their initial estimates.
Derivative Instruments and Hedging Activities: The Company enters into derivative contracts, including swaps, to meet the needs of customers who request such services and to manage the Company's exposure to interest rate fluctuations. Derivative contracts are carried at fair value and recorded in the consolidated balance sheet within Other Assets or Other Liabilities. The gain or loss resulting from changes in the fair value of interest rate swaps designated and qualifying as cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings through interest income in the same period in which the hedged transaction affects earnings. The gain or loss resulting from changes in the fair value of interest rate swaps designated as fair value hedges is classified in the statement of income or comprehensive income in the line item associated with the instrument being hedged.
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
Loan Commitments and Letters of Credit: Loan commitments and letters of credit are an off-balance sheet item and represent commitments to make loans or lines of credit available to borrowers. The face amount of these commitments represents an exposure to loss, before considering customer collateral or ability to repay. Such commitments are recognized as loans when funded. The Company estimates a reserve for potential losses on unfunded commitments, which is reported separately from the allowance for credit losses, within Other Liabilities. Changes to the allowance for credit losses on unfunded commitments are recorded in noninterest expense on the income statement. The reserve is based upon the same quantitative and qualitative factors applied to the collectively evaluated loan portfolio. Fees on commitments are typically deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing.

Fair Value Measurements: The Company measures or monitors the fair value of many of its assets and liabilities. Certain assets are measured on a recurring basis, including available-for-sale securities, equity securities and derivatives. These assets are carried at fair value on the Company’s balance sheets. Additionally, fair value is measured on a non-recurring basis to evaluate assets or liabilities for impairment. Examples include collateral-dependent loans, OREO, loan servicing rights, and long-lived assets.
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
Other Real Estate Owned: OREO consists of real estate taken in foreclosure of defaulted loan balances. These assets are carried at an amount equal to the loan balance prior to foreclosure plus costs incurred for improvements to the property, but no more than the estimated fair value of the property less estimated selling costs. Any valuation adjustments required at the date of transfer are charged to the allowance for credit losses. Subsequently, unrealized losses and realized gains and losses are included in other noninterest expense. Operating results from OREO are recorded in other noninterest expense.
OREO may also include bank premises no longer utilized in the course of the Company's business (closed branches) that are initially recorded at the lower of carrying value or fair value, less costs to sell. If the fair value of the premises is less than carrying value, a write down is recorded through noninterest expense. Costs to maintain the property are expensed.
Intangible Assets. The Company’s intangible assets consist of goodwill, CDI, customer relationship intangibles and loan servicing rights. Goodwill results from business combinations and represents the difference between the purchase price and the fair value of net assets acquired. Goodwill may be adjusted for up to one year from the acquisition date in the event new information is obtained which, if known at the date of the acquisition, would have impacted the fair value of the acquired assets and liabilities. Goodwill is considered to have an indefinite useful life and is not amortized, but rather tested for impairment annually in the fourth quarter, or more often if circumstances arise that may indicate risk of impairment. If impaired, goodwill is written down with a corresponding impact to noninterest expense.
The Company recognizes CDI that result from either whole bank acquisitions or branch acquisitions. CDI is initially measured at fair value and then amortized over periods ranging from six to eight years generally on an accelerated basis. Customer relationship intangibles are measured at fair value and amortized on a straight-line basis over ten years. The Company evaluates other identifiable intangibles for impairment annually, or more often if circumstances arise that may indicate risk of impairment. If impaired, the intangible asset is written down with a corresponding increase to noninterest expense.
Bank Owned Life Insurance: The Company, through its subsidiary bank, has purchased or acquired through bank acquisitions, life insurance policies on certain key executives and members of management. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Other Investments: Included in Other Assets are investments in funds generating affordable housing tax credits, and investments in SBICs, which are privately owned and operated companies licensed by the SBA to invest in small businesses. Investments generating tax credits are accounted for using the proportional amortization method. Under this method, the investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits allocated to the investor. The amortization is recorded in income tax expense within the income statement, which is the location the related tax credits are recorded. SBIC investments are accounted for using the net asset value practical expedient as provided in the financial statements received from the SBICs. Prior to the fourth quarter of 2024, SBIC investments were accounted for at cost less impairment, if any. Income from SBIC investments is recognized in noninterest income.
Seacoast Bank is a member of the FHLB and FRB systems. Members are required to own a certain amount of FHLB and FRB stock based on the level of borrowings and other factors, and may invest in additional amounts. The FHLB and FRB stock are accounted for at cost less impairment, if any. Both cash and stock dividends are recognized in earnings.
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
Recently Adopted Accounting Standards
Effective for the reporting period for the year ended December 31, 2024, the Company adopted ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses and other segment items on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Reportable segment disclosures are included in “Note 18- Business Segments.”

Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of specific categories in the income tax rate reconciliation and requires additional information for reconciling items that meet a quantitative threshold. The standard requires an annual disclosure of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its disclosures.
In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures. ASU 2024-03 requires disclosure of disaggregated prescribed expenses within relevant income statement captions. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its existing disclosures.
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
In 2024, 2023 and 2022, options to purchase shares of the Company's common stock totaling 327,186, 344,230 and 1,505, respectively, were antidilutive.

	For the Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Basic earnings per share
Net Income	$120,986	$104,033	$106,507
Average common shares outstanding	84,367	83,800	63,707
Net income per share	$1.43	$1.24	$1.67
Diluted earnings per share
Net Income	$120,986	$104,033	$106,507
Average common shares outstanding	84,367	83,800	63,707
Add: Dilutive effect of employee restricted stock and stock options	673	529	557
Average diluted shares outstanding	85,040	84,329	64,264
Net income per share	$1.42	$1.23	$1.66

Note 3 - Securities
The amortized cost, gross unrealized gains and losses and fair value of AFS and HTM securities at December 31, 2024 and December 31, 2023 are summarized as follows:

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$28,233	$29	$(522)	$27,740
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,777,274	1,237	(190,536)	1,587,975
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	206,537	1,195	(10,283)	197,449
Private mortgage-backed securities and collateralized mortgage obligations	129,475	149	(8,382)	121,242
Collateralized loan obligations	278,342	788	(166)	278,964
Obligations of state and political subdivisions	7,139	—	(1,449)	5,690
Other Debt Securities	7,389	94	—	7,483
Totals	$2,434,389	$3,492	$(211,338)	$2,226,543
Held-to-Maturity Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$546,444	$—	$(117,620)	$428,824
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	88,742	—	(9,972)	78,770
Totals	$635,186	$—	$(127,592)	$507,594

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$37,718	$205	$(478)	$37,445
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,152,753	780	(184,152)	969,381
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	385,013	2,824	(19,565)	368,272
Private mortgage-backed securities and collateralized mortgage obligations	135,878	36	(10,911)	125,003
Collateralized loan obligations	300,855	11	(1,411)	299,455
Obligations of state and political subdivisions	10,486	—	(1,096)	9,390
Other debt securities	26,599	576	(101)	27,074
Totals	$2,049,302	$4,432	$(217,714)	$1,836,020
Held-to-Maturity Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$590,676	$—	$(111,746)	$478,930
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	89,637	—	(10,208)	79,429
Totals	$680,313	$—	$(121,954)	$558,359
During the year ended December 31, 2024, debt securities with a fair value of $217.0 million were sold, with gross losses of $12.0 million. During 2023, debt securities with a fair value of $22.1 million obtained in the acquisition of Professional were sold. No gain or loss was recognized on the sale. There were $91.3 million in other sales of securities during 2023, with gross gains of $25 thousand and gross losses of $3.0 million. During 2022, debt securities with a fair value of $515.2 million obtained in bank acquisitions were sold. No gain or loss was recognized on these sales, and there were no other sales of securities in 2022. Also included in “Securities losses, net” is a decrease of $0.1 million in 2024, an increase of $42 thousand in 2023 and a decrease of $1.1 million in 2022 in the value of investments in mutual funds that invest in CRA-qualified debt securities.
At December 31, 2024, debt securities with a fair value of $1.4 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities HTM and AFS at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$1	$1
Due after one year through five years	—	—	6,288	6,283
Due after five years through ten years	—	—	7,306	7,226
Due after ten years	—	—	21,777	19,920
	$—	$—	$35,372	$33,430

Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$546,444	$428,824	$1,777,274	$1,587,975
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	88,742	78,770	206,537	197,449
Private mortgage-backed securities and collateralized mortgage obligations	—	—	129,475	121,242
Collateralized loan obligations	—	—	278,342	278,964
Other debt securities	—	—	7,389	7,483
Totals	$635,186	$507,594	$2,434,389	$2,226,543
The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models, discounted cash flows analyses, or using observable market data. The tables below indicate the fair value of AFS debt securities with unrealized losses for which no allowance for credit losses has been recorded.

	December 31, 2024
	Less than 12 months		12 months or longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$4,825	$(13)	$18,060	$(509)	$22,885	$(522)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	648,967	(7,578)	739,363	(182,958)	1,388,330	(190,536)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	13,200	(222)	107,041	(10,061)	120,241	(10,283)
Private mortgage-backed securities and collateralized mortgage obligations	7,178	(16)	101,242	(8,366)	108,420	(8,382)
Collateralized loan obligations	43,410	(152)	7,596	(14)	51,006	(166)
Obligations of state and political subdivisions	319	(15)	5,371	(1,434)	5,690	(1,449)
Totals	$717,899	$(7,996)	$978,673	$(203,342)	$1,696,572	$(211,338)
[1]Comprised of 377 individual securities

	December 31, 2023
	Less than 12 months		12 months or longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$24,933	$(143)	$3,594	$(335)	$28,527	$(478)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	91,867	(9,320)	826,324	(174,832)	918,191	(184,152)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	24,251	(1,270)	262,666	(18,295)	286,917	(19,565)
Private mortgage-backed securities and collateralized mortgage obligations	3,945	(69)	119,475	(10,842)	123,420	(10,911)
Collateralized loan obligations	60,087	(223)	232,545	(1,188)	292,632	(1,411)
Obligations of state and political subdivisions	326	(2)	9,064	(1,094)	9,390	(1,096)
Other debt securities	10,579	(101)	—	—	10,579	(101)
Totals	$215,988	$(11,128)	$1,453,668	$(206,586)	$1,669,656	$(217,714)
[1]Comprised of 504 individual securities
At December 31, 2024, the Company had unrealized losses of $0.5 million on U.S. Treasury securities and obligations of U.S. government agencies having a fair value of $22.9 million. These securities are either explicitly or implicitly guaranteed by the full faith and credit of the U.S. government. The Company does not expect individual securities issued by the U.S. Treasury, a U.S. agency, or a sponsored U.S. agency to incur future losses of principal. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2024, no allowance for credit losses has been recorded.
At December 31, 2024, the Company had unrealized losses of $200.8 million on commercial and residential mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.5 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2024, no allowance for credit losses has been recorded.
At December 31, 2024, the Company had $8.4 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $108.4 million. The securities have weighted average credit support of 22%. Of the $108.4 million, $99.0 million are private label residential securities with unrealized losses of $8.2 million and $9.4 million are private label commercial securities with unrealized losses of $0.2 million. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2024, no allowance for credit losses has been recorded.
At December 31, 2024, the Company had $0.2 million of unrealized losses in floating rate CLOs having a fair value of $51.0 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of December 31, 2024, all positions held by the Company are in AAA and AA tranches, with weighted average credit support of 36% and 31%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movement and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2024, no allowance for credit losses has been recorded.

At December 31, 2024, the Company had $1.4 million of unrealized losses on municipal securities having a fair value of $5.7 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. As a result, as of December 31, 2024, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if a default were to occur. As a result, as of December 31, 2024, no allowance for credit losses has been recorded. The Company has the intent and ability to hold these securities until maturity.
Included in Other Assets at December 31, 2024 and December 31, 2023, is $77.3 million and $67.7 million, respectively, of FHLB and FRB stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $9.2 million and $1.0 million, respectively, at December 31, 2024, and $7.9 million and $1.1 million, respectively, at December 31, 2023, is included in Other Assets. Also included in Other Assets are investments in CRA-qualified mutual funds carried at fair value of $13.5 million and $13.6 million at December 31, 2024 and December 31, 2023, respectively.
At December 31, 2023, the Company held 11,330 shares of Visa Class B stock. During 2024, the Company sold all of its Visa Class B stock, receiving net proceeds of $4.1 million. The ownership of Visa stock was related to prior ownership in Visa's network while Visa operated as a cooperative and was recorded on the Company's financial records at a zero basis.

Note 4 - Loans
Loans held for investment are categorized into the following segments:
•Construction and land development: Loans are extended to both commercial and consumer customers which are collateralized by and for the purpose of funding land development and construction projects, including commercial, 1-4 family residential, multi-family, and non-farm residential properties where the primary source of repayment is from proceeds of the sale, refinancing or permanent financing of the property.
•Commercial real estate - owner-occupied: Loans are extended to commercial customers for the purpose of acquiring or refinancing real estate to be occupied by the borrower's business. These loans are collateralized by the subject property and the repayment of these loans is largely dependent on the performance of the company occupying the property.
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
•Residential real estate: Loans are extended to consumer customers and collateralized primarily by 1-4 family residential properties and include fixed and variable rate mortgages, home equity mortgages, and HELOCs. Loans are primarily written based on conventional loan agency guidelines, including loans that exceed agency value limitations. Sources of repayment are largely dependent on the occupant of the residential property.
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

The following tables present net loan balances by segment for portfolio loans, PCD and loans purchased which are not considered credit deteriorated (“Non-PCD”) as of:

	December 31, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$568,148	$79,370	$535	$648,053
Commercial real estate - owner occupied	1,177,538	477,459	31,632	1,686,629
Commercial real estate - non-owner occupied	2,243,056	1,156,849	103,903	3,503,808
Residential real estate	1,882,955	719,589	14,241	2,616,785
Commercial and financial	1,424,689	199,146	27,519	1,651,354
Consumer	155,786	37,282	253	193,321
Totals	$7,452,172	$2,669,695	$178,083	$10,299,950

	December 31, 2023
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$519,426	$247,654	$542	$767,622
Commercial real estate - owner occupied	1,079,633	552,627	38,021	1,670,281
Commercial real estate - non-owner occupied	1,844,588	1,323,222	152,080	3,319,890
Residential real estate	1,714,748	710,129	20,815	2,445,692
Commercial and financial	1,237,090	318,683	52,115	1,607,888
Consumer	175,969	74,854	744	251,567
Totals	$6,571,454	$3,227,169	$264,317	$10,062,940
The amortized cost basis of loans included net deferred costs of $43.9 million and $43.1 million at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024, the remaining fair value adjustments on acquired loans were $128.1 million, or 4.3% of the outstanding acquired loan balances, compared to $174.0 million, or 4.8% of the acquired loan balances at December 31, 2023. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.

During 2024, $26.8 million in commercial real estate non-owner occupied loans previously held for investment were sold, resulting in a gain of $2.4 million and approximately $20.0 million in consumer loans were sold or transferred to held-for-sale.

Accrued interest receivable is included within Other Assets and was $38.1 million and $39.4 million at December 31, 2024 and 2023, respectively.
Loans to directors and executive officers totaled $1.4 million and $0.3 million at December 31, 2024 and 2023, respectively.

The following table presents the status of net loan balances as of December 31, 2024 and December 31, 2023.

	December 31, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$567,896	$127	$—	$—	$125	$568,148
Commercial real estate - owner occupied	1,172,287	3,083	—	—	2,168	1,177,538
Commercial real estate - non-owner occupied	2,225,216	833	—	—	17,007	2,243,056
Residential real estate	1,866,295	5,466	450	—	10,744	1,882,955
Commercial and financial	1,411,623	1,075	106	—	11,885	1,424,689
Consumer	152,129	331	5	—	3,321	155,786
Total Portfolio Loans	$7,395,446	$10,915	$561	$—	$45,250	$7,452,172

Acquired Non-PCD Loans
Construction and land development	$78,728	$8	$99	$—	$535	$79,370
Commercial real estate - owner occupied	473,118	2,414	—	—	1,927	477,459
Commercial real estate - non-owner occupied	1,151,541	148	—	—	5,160	1,156,849
Residential real estate	706,566	1,064	131	—	11,828	719,589
Commercial and financial	195,853	—	—	35	3,258	199,146
Consumer	32,375	11	1	—	4,895	37,282
Total Acquired Non-PCD Loans	$2,638,181	$3,645	$231	$35	$27,603	$2,669,695

PCD Loans
Construction and land development	$43	$—	$—	$—	$492	$535
Commercial real estate - owner occupied	26,987	—	—	—	4,645	31,632
Commercial real estate - non-owner occupied	96,188	—	—	—	7,715	103,903
Residential real estate	12,752	—	—	167	1,322	14,241
Commercial and financial	22,153	—	—	—	5,366	27,519
Consumer	200	—	—	—	53	253
Total PCD Loans	$158,323	$—	$—	$167	$19,593	$178,083

Total Loans	$10,191,950	$14,560	$792	$202	$92,446	$10,299,950

	December 31, 2023
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$519,383	$19	$—	$—	$24	$519,426
Commercial real estate - owner occupied	1,078,732	—	—	—	901	1,079,633
Commercial real estate - non-owner occupied	1,840,485	685	—	—	3,418	1,844,588
Residential real estate	1,701,862	4,373	1,515	169	6,829	1,714,748
Commercial and financial	1,221,941	1,372	145	50	13,582	1,237,090
Consumer	174,798	763	290	—	118	175,969
Total Portfolio Loans	$6,537,201	$7,212	$1,950	$219	$24,872	$6,571,454

Acquired Non-PCD Loans
Construction and land development	$245,674	$891	$289	$—	$800	$247,654
Commercial real estate - owner occupied	545,374	1,691	133	—	5,429	552,627
Commercial real estate - non-owner occupied	1,310,100	11,577	—	—	1,545	1,323,222
Residential real estate	704,417	2,586	888	153	2,085	710,129
Commercial and financial	315,229	50	36	35	3,333	318,683
Consumer	71,986	568	618	618	1,064	74,854
Total Acquired Non-PCD Loans	$3,192,780	$17,363	$1,964	$806	$14,256	$3,227,169

PCD Loans
Construction and land development	$442	$100	$—	$—	$—	$542
Commercial real estate - owner occupied	34,667	—	—	—	3,354	38,021
Commercial real estate - non-owner occupied	148,308	—	—	—	3,772	152,080
Residential real estate	18,923	497	169	154	1,072	20,815
Commercial and financial	34,337	—	—	—	17,778	52,115
Consumer	651	85	8	—	—	744
Total PCD Loans	$237,328	$682	$177	$154	$25,976	$264,317

Total Loans	$9,967,309	$25,257	$4,091	$1,179	$65,104	$10,062,940

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is paid down to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized interest income of $1.3 million, $0.5 million, and $1.6 million on nonaccrual loans during the years ended December 31, 2024, 2023, and 2022, respectively.
The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	December 31, 2024
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$492	$660	$1,152
Commercial real estate - owner occupied	2,622	6,118	8,740
Commercial real estate - non-owner occupied	29,449	433	29,882
Residential real estate	6,462	17,432	23,894
Commercial and financial	2,703	17,806	20,509
Consumer	2,416	5,853	8,269
Totals	$44,144	$48,302	$92,446

	December 31, 2023
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$—	$824	$824
Commercial real estate - owner occupied	4,859	4,825	9,684
Commercial real estate - non-owner occupied	3,938	4,797	8,735
Residential real estate	1,792	8,194	9,986
Commercial and financial	4,868	29,825	34,693
Consumer	—	1,182	1,182
Totals	$15,457	$49,647	$65,104

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

The following tables present the risk rating of loans and gross charge-offs by year of origination as of:

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$113,993	$160,801	$161,122	$39,276	$8,547	$36,342	$126,659	$646,740
Special Mention	—	—	—	—	—	75	—	75
Substandard	—	—	183	90	—	965	—	1,238
Doubtful	—	—	—	—	—	—	—	—
Total	$113,993	$160,801	$161,305	$39,366	$8,547	$37,382	$126,659	$648,053
Gross Charge-Offs	$—	$—	$—	$—	$—	$1	$—	$1
Commercial real estate - owner occupied
Risk Ratings:
Pass	$184,312	$139,197	$260,266	$257,711	$153,702	$628,391	$20,674	$1,644,253
Special Mention	—	—	4,975	2,344	2,418	7,965	1	17,703
Substandard	89	1,061	2,821	377	5,870	14,106	349	24,673
Doubtful	—	—	—	—	—	—	—	—
Total	$184,401	$140,258	$268,062	$260,432	$161,990	$650,462	$21,024	$1,686,629
Gross Charge-Offs	$—	$—	$179	$—	$—	$162	$—	$341
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$495,361	$236,306	$820,739	$581,892	$237,777	$1,012,209	$24,752	$3,409,036
Special Mention	27	—	4,773	1,269	5,265	25,245	—	36,579
Substandard	—	—	10,462	10,684	16,437	20,610	—	58,193
Doubtful	—	—	—	—	—	—	—	—
Total	$495,388	$236,306	$835,974	$593,845	$259,479	$1,058,064	$24,752	$3,503,808
Gross Charge-Offs	$—	$—	$—	$—	$89	$1,396	$—	$1,485
Residential real estate
Risk Ratings:
Pass	$130,178	$173,606	$492,412	$631,313	$153,786	$490,156	$517,136	$2,588,587
Special Mention	—	22	—	—	—	164	3,434	3,620
Substandard	693	1,019	5,068	1,212	105	7,041	9,440	24,578
Doubtful	—	—	—	—	—	—	—	—
Total	$130,871	$174,647	$497,480	$632,525	$153,891	$497,361	$530,010	$2,616,785
Gross Charge-Offs	$—	$—	$—	$—	$40	$62	$32	$134

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial and financial
Risk Ratings:
Pass	$373,569	$180,423	$253,120	$232,427	$82,964	$117,276	$362,701	$1,602,480
Special Mention	—	382	755	2,839	232	1,904	2,163	8,275
Substandard	—	115	8,547	9,810	6,147	10,604	5,376	40,599
Doubtful	—	—	—	—	—	—	—	—
Total	$373,569	$180,920	$262,422	$245,076	$89,343	$129,784	$370,240	$1,651,354
Gross Charge-Offs	$—	$—	$2,762	$10,669	$—	$3,111	$1,074	$17,616
Consumer
Risk Ratings:
Pass	$14,627	$14,049	$26,332	$20,721	$11,682	$30,022	$67,562	$184,995
Special Mention	—	5	1	—	—	—	54	60
Substandard	75	25	4,953	40	2,435	737	1	8,266
Doubtful	—	—	—	—	—	—	—	—
Total	$14,702	$14,079	$31,286	$20,761	$14,117	$30,759	$67,617	$193,321
Gross Charge-Offs	$789	$457	$5,471	$4,828	$255	$221	$267	$12,288
Consolidated
Total	$1,312,924	$907,011	$2,056,529	$1,792,005	$687,367	$2,403,812	$1,140,302	$10,299,950
Gross Charge-Offs	$789	$457	$8,412	$15,497	$384	$4,953	$1,373	$31,865

	December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$80,750	$295,043	$107,158	$20,199	$21,942	$28,902	$210,716	$764,710
Special Mention	—	1,407	—	—	—	393	289	2,089
Substandard	—	—	—	—	—	499	324	823
Doubtful	—	—	—	—	—	—	—	—
Total	$80,750	$296,450	$107,158	$20,199	$21,942	$29,794	$211,329	$767,622
Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied
Risk Ratings:
Pass	$145,642	$272,384	$281,870	$165,475	$171,897	$551,177	$36,952	$1,625,397
Special Mention	—	159	1,335	—	524	9,122	1	11,141
Substandard	—	6,024	1,057	6,991	7,116	12,491	64	33,743
Doubtful	—	—	—	—	—	—	—	—
Total	$145,642	$278,567	$284,262	$172,466	$179,537	$572,790	$37,017	$1,670,281
Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$234,226	$784,525	$657,499	$288,747	$397,031	$841,062	$25,954	$3,229,044
Special Mention	—	29,381	2,092	2,964	—	12,120	—	46,557
Substandard	—	685	8,723	9,398	10,427	14,806	250	44,289
Doubtful	—	—	—	—	—	—	—	—
Total	$234,226	$814,591	$668,314	$301,109	$407,458	$867,988	$26,204	$3,319,890
Gross Charge-Offs	$—	$—	$11	$—	$—	$—	$109	$120
Residential real estate
Risk Ratings:
Pass	$177,000	$450,366	$649,086	$160,889	$95,288	$413,719	$479,047	$2,425,395
Special Mention	208	—	—	—	58	482	4,004	4,752
Substandard	95	—	919	123	314	8,960	5,134	15,545
Doubtful	—	—	—	—	—	—	—	—
Total	$177,303	$450,366	$650,005	$161,012	$95,660	$423,161	$488,185	$2,445,692
Gross Charge-Offs	$—	$—	$—	$44	$—	$159	$153	$356
Commercial and financial
Risk Ratings:
Pass	$315,560	$336,071	$333,113	$127,069	$66,165	$89,002	$269,108	$1,536,088
Special Mention	136	2,167	1,064	1,005	503	1,103	2,191	8,169
Substandard	—	18,558	21,643	1,380	5,889	11,842	3,961	63,273
Doubtful	—	—	—	—	—	358	—	358
Total	$315,696	$356,796	$355,820	$129,454	$72,557	$102,305	$275,260	$1,607,888
Gross Charge-Offs	$1,198	$117	$659	$3,007	$582	$12,584	$418	$18,565
Consumer
Risk Ratings:
Pass	$20,557	$66,699	$45,534	$19,747	$20,300	$19,080	$56,473	$248,390
Special Mention	5	334	279	77	5	194	65	959
Substandard	66	930	891	103	51	177	—	2,218
Doubtful	—	—	—	—	—	—	—	—
Total	$20,628	$67,963	$46,704	$19,927	$20,356	$19,451	$56,538	$251,567
Gross Charge-Offs	$74	$1,910	$2,218	$362	$263	$666	$261	$5,754
Consolidated
Total	$974,245	$2,264,733	$2,112,263	$804,167	$797,510	$2,015,489	$1,094,533	$10,062,940
Gross Charge-Offs	$1,272	$2,027	$2,888	$3,413	$845	$13,409	$941	$24,795

Troubled Borrower Modifications
The following tables present the amortized cost of TBM loans that were modified during the years ended December 31, 2024 and December 31, 2023.

	December 31, 2024
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total[1]	% of Total Class of Loans
Construction and land development	$—	$115	$115	0.02%
Commercial real estate - owner occupied	2,945	—	2,945	0.17
Commercial real estate - non-owner occupied	174	—	174	—
Residential real estate	112	360	472	0.02
Commercial and financial	2,450	1,820	4,270	0.26
Consumer[2]	—	71	71	0.04
Totals	$5,681	$2,366	$8,047	0.08%
1At December 31, 2024, there were no unfunded lending related commitments associated with TBMs. [2]Excludes $0.8 million of consumer TBMs held for sale, with term extensions and/or payment delays.

	December 31, 2023
(In thousands)	Term Extension and/or Payment Delay[1]	% of Total Class of Loans
Residential real estate	$818	0.03%
Commercial and financial	12,711	0.79
Consumer	3,988	1.59
Totals	$17,517	0.17%
1At December 31, 2023, there were no unfunded lending related commitments associated with TBMs.

The following tables present the payment status of TBM loans that were modified in the twelve months prior to December 31, 2024 and in the twelve months prior to December 31, 2023.

	December 31, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Construction and land development	$115	$—	$—	$—	$—	$115
Commercial real estate - owner occupied	—	—	—	—	2,945	2,945
Commercial real estate - non-owner occupied	—	—	—	—	174	174
Residential real estate	142	—	—	—	330	472
Commercial and financial	1,878	—	—	—	2,393	4,271
Consumer[1]	—	—	—	—	71	71
Totals	$2,134	$—	$—	$—	$5,913	$8,047
[1]Excludes $0.8 million of consumer TBM loans held for sale.

	December 31, 2023
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Residential real estate	$596	$—	$—	$—	$222	$818
Commercial and financial	244	—	—	—	12,467	12,711
Consumer	3,166	211	156	143	312	3,988
Totals	$4,006	$211	$156	$143	$13,001	$17,517
TBM loans that had a payment default during the year ending December 31, 2024 and were modified in the 12 months before default were immaterial as of December 31, 2024.

Note 5 - Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	For the Year Ended December 31, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$8,637	$(1,404)	$(1)	$20	$7,252
Commercial real estate - owner occupied	5,529	6,629	(341)	8	11,825
Commercial real estate - non-owner occupied	48,288	(3,096)	(1,485)	159	43,866
Residential real estate	39,016	(150)	(134)	436	39,168
Commercial and financial	34,343	7,789	(17,616)	3,017	27,533
Consumer	13,118	6,490	(12,288)	1,091	8,411
Total	$148,931	$16,258	$(31,865)	$4,731	$138,055

	For the Year Ended December 31, 2023
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,464	$5	$2,160	$—	$8	$8,637
Commercial real estate - owner occupied	6,051	139	(663)	—	2	5,529
Commercial real estate - non-owner occupied	43,258	647	4,315	(120)	188	48,288
Residential real estate	29,605	400	8,858	(356)	509	39,016
Commercial and financial	15,648	17,527	17,644	(18,565)	2,089	34,343
Consumer	12,869	161	5,204	(5,754)	638	13,118
Total	$113,895	$18,879	$37,518	$(24,795)	$3,434	$148,931

	For the Year Ended December 31, 2022
(In thousands)	Beginning Balance	Initial Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	TDR Allowance Adjustments	Ending Balance
Construction and land development	$2,751	$518	$3,127	$—	$68	$—	$6,464
Commercial real estate - owner occupied	8,579	38	(2,566)	—	—	—	6,051
Commercial real estate - non-owner occupied	36,617	880	5,871	(179)	69	—	43,258
Residential real estate	12,811	229	16,284	(84)	393	(28)	29,605
Commercial and financial	19,744	1,699	(5,367)	(1,233)	807	(2)	15,648
Consumer	2,813	1,911	8,834	(1,415)	733	(7)	12,869
Total	$83,315	$5,275	$26,183	$(2,911)	$2,070	$(37)	$113,895
Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Forecast data is sourced from Moody’s, a firm widely recognized for its research, analysis, and economic forecasts. The forecasts of future economic conditions are over the expected remaining life of the loan using economic forecasts that revert to long-term historical averages over time.
As of December 31, 2024 and December 31, 2023, the Company utilized a multiple scenario model comprised of a blend of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the scenarios, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions. Outcomes could differ from the scenarios utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.
The following section discusses changes in the level of the allowance for credit losses for the year ended December 31, 2024.
The allowance decreased $10.9 million, or 7.3%, during 2024 to $138.1 million, or 1.34%, of loans held for investment as of December 31, 2024.
In the Construction and Land Development segment, the decrease in the allowance is primarily due to a decrease in outstanding loan balances. In this segment, the primary source of repayment typically stems from proceeds of the sale or permanent financing of the underlying property. Therefore, industry, collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, the allowance increased due to continued uncertainty in connection with commercial real estate valuations broadly. Risk characteristics include, but are not limited to, collateral type, note structure, and loan seasoning.
In the Commercial Real Estate - Non-Owner-Occupied segment, the allowance decrease is driven by an improvement in the economic forecast, partially offset by the impact of higher outstanding loan balances. Repayment is often dependent upon rental income from the successful operation of the underlying property or from the sale of the property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes residential mortgage, home equity loans and HELOCs. The allowance reflects higher loan balances partially offset by an improvement in macroeconomic factors. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, loan to value ratios, and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium-sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The decrease in the allowance is primarily due to resolution of several impaired relationships that were previously reserved. Industry, collateral type, estimated collateral values, and loan seasoning are among the relevant factors in assessing expected losses.
Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO scores. The decrease in allowance for Consumer was driven by the decision to sell approximately $20 million in acquired unsecured loans, resulting in a decrease in loan balances and charge-offs of $2.9 million upon the transfer to held-for-sale.

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
Interest Rate Swaps Designated as Fair Value Hedges
The Company has entered into interest rate swap contracts to hedge the risk of changes in fair value of the AFS securities portfolio due to changes in SOFR. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in other comprehensive income. These derivative instruments are primarily for risk management purposes. For the year ended December 31, 2024, the Company recognized, through other comprehensive income, net losses of $2.7 million, and reclassified net gains of $0.4 million out of accumulated other comprehensive income into interest income. For the year ended December 31, 2023, the Company recognized net gains through other comprehensive income of $2.6 million and reclassified net gains of $35 thousand out of accumulated other comprehensive income into interest income.

The Company has entered into interest rate swap contracts to hedge the risk of changes in the fair value of a pool of residential mortgages due to changes in SOFR. These fair value hedges utilize the portfolio layer method. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in interest income. These derivative instruments are primarily for risk management purposes. For the years ended December 31, 2024 and December 31, 2023, the Company recognized gains through interest income of $2.3 million and $16 thousand, respectively.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2024
Interest rate contracts[1]	$910,640	$28,184	Other Assets and Other Liabilities
Securities fair value hedges	400,000	436	Other Assets
Residential mortgage fair value hedges	400,000	121	Other Assets and Other Liabilities

December 31, 2023
Interest rate contracts[1]	$605,735	$28,804	Other Assets and Other Liabilities
Securities fair value hedges	400,000	2,677	Other Assets
Residential mortgage fair value hedges	200,000	75	Other Liabilities
[1]Interest rate contracts include risk participation agreements with notional amounts of $28.9 million and $9.4 million at December 31, 2024, and December 31, 2023, respectively with nominal fair value in both periods.

The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items at December 31,		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items at December 31,
(In thousands)	2024	2023	2024	2023
Securities available-for-sale [1]	$460,126	$584,108	$35	$2,643
Loans, net [2]	596,632	633,693	283	44
1 At December 31, 2024, and December 31, 2023, the amortized cost basis and unallocated basis adjustments used in hedging relationships was $553.8 million and $680.6 million, respectively. Refer to "Note 3 - Securities" for a reconciliation of the amortized cost and fair value of AFS securities.

[2] These amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2024, the portfolio layer method was $400 million, of which $400 million was designated as hedged. At December 31, 2023, the portfolio layer method was $200 million, of which $200 million was designated as hedged.

Note 7 - Bank Premises and Equipment
Bank premises and equipment consisted of the following:

(In thousands)	Cost	Accumulated Depreciation & Amortization	Net Carrying Value
December 31, 2024
Premises (including land of $35,167)	$135,362	$(40,235)	$95,127
Furniture and equipment	47,024	(34,596)	12,428
Total	$182,386	$(74,831)	$107,555

December 31, 2023
Premises (including land of $35,588)	$138,773	$(36,500)	$102,273
Furniture and equipment	42,507	(31,476)	11,031
Total	$181,280	$(67,976)	$113,304

Note 8 - Goodwill and Acquired Intangible Assets
The following table presents changes in the carrying amount of goodwill:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Beginning of year	$732,417	$480,319	$252,154
Changes from business combinations	—	252,098	228,165
Total	$732,417	$732,417	$480,319

The Company performs an analysis for goodwill impairment annually in the fourth quarter or more frequently as considered necessary. The Company performed a qualitative goodwill assessment in the fourth quarter of 2024, and concluded that a quantitative goodwill impairment test was not necessary as it was not more likely-than-not that the fair value of the Company’s reporting unit was below the carrying amount. Based on the analyses performed, the Company concluded that goodwill was not impaired during the periods presented.
Acquired intangible assets primarily consist of CDI, which are intangible assets arising from the purchase of deposits separately or from bank acquisitions. The change in balance for CDI is as follows:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Beginning of year	$91,702	$71,285	$12,998
Acquired CDI, including measurement period adjustments	—	49,143	67,388
Amortization expense	(23,628)	(28,726)	(9,101)
End of year	$68,074	$91,702	$71,285

The gross carrying amount and accumulated amortization of the Company's CDI subject to amortization as of:

	December 31, 2024		December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$125,720	$(57,646)	$135,212	$(43,511)
The annual amortization expense for the Company's CDI for each of the five years subsequent to December 31, 2024 is $19.9 million, $16.4 million, $13.0 million, $9.3 million and $6.1 million, respectively.
Certain customer relationships were acquired in 2022 through the acquisition of Drummond and its insurance agency subsidiary. The gross carrying amount assigned to these relationships as of December 31, 2024 is $2.6 million and the accumulated amortization is $0.6 million. The intangible asset is being amortized on a straight line basis over 10 years.
The carrying value of servicing rights retained from the sale of the guaranteed portion of SBA loans totaled $1.7 million at December 31, 2024 and 2023.

Note 9 - Borrowings
A significant portion of the Company's short-term borrowings were comprised of securities sold under agreements to repurchase with overnight maturities:

	For the Year Ended December 31,
(In thousands)	2024	2023
Maximum amount outstanding at any month end	$352,272	$374,573
Weighted-average interest rate at end of year	2.66%	3.48%
Average amount outstanding	$269,255	$270,999
Weighted-average interest rate during the year	3.43%	3.07%
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

	December 31,
(In thousands)	2024	2023
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$237,074	$396,378
At December 31, 2024, the Company had available secured lines of credit totaling $4.0 billion, inclusive of lendable collateral of $2.6 billion and $1.4 billion at the Federal Reserve and the FHLB, respectively.
Of the $1.4 billion at the FHLB, $245.0 million was outstanding at December 31, 2024. During 2024, the average interest rate on FHLB borrowings was 4.20% and the weighted-average interest rate on balances outstanding at December 31, 2024 was 4.19%.

The following table details the maturities of our FHLB borrowings at December 31, 2024:

(In thousands)	Contractual Interest Rate	Carrying Value
2025	N/A	$—
2026	4.2 - 4.7%	135,000
2027	4.1%	90,000
2028	N/A	—
2029	3.9%	20,000
Thereafter	N/A	—
Total		$245,000
The following table summarizes the Company's junior subordinated trust preferred debentures and related common equity securities as of December 31, 2024:

(In thousands)
Description	Issuance Date	Acquisition Date[1]	Maturity Date	Junior Subordinated Debt	Trust Preferred Securities	Common Equity Securities	Contractual Interest Rate	Interest Rate at December 31, 2024
SBCF Capital Trust I	3/31/2005	NA	3/31/2035	$20,619	$20,000	$619	3 month SOFR +201bps	6.34%
SBCF Statutory Trust II	12/16/2005	NA	12/16/2035	20,619	20,000	619	3 month SOFR +159bps	5.95%
SBCF Statutory Trust III	6/29/2007	NA	6/15/2037	12,372	12,000	372	3 month SOFR +161bps	5.97%
The BANKshares, Inc. Statutory Trust I	12/19/2002	10/1/2014	12/26/2032	5,155	5,000	155	3 month SOFR +351bps	7.84%
The BANKshares, Inc. Statutory Trust II	3/17/2004	10/1/2014	3/17/2034	4,124	4,000	124	3 month SOFR +305bps	7.40%
The BANKshares, Inc. Capital Trust I	12/15/2005	10/1/2014	12/15/2035	5,155	5,000	155	3 month SOFR +165bps	6.17%
Grand Bank Capital Trust I	10/29/2004	7/17/2015	10/29/2034	7,217	7,000	217	3 month SOFR +198bps	6.57%
				$75,261	$73,000	$2,261
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
The Company has the right to defer payments of interest on the notes at any time or from time to time at the Company's election. Interest can be deferred for a period not longer than five years. If the Company elects to defer interest, it may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2024, 2023 and 2022, all interest payments on trust preferred securities were current.

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
In 2022, the Company obtained $12.3 million in senior notes through the acquisition of Apollo. Contractual interest is paid on a semiannual basis at a fixed rate of 5.50% until October 30, 2025, at which point the rate converts to a floating rate of 3-month SOFR plus 533 basis points. At and after October 30, 2025, the notes are redeemable at par. The debt was recorded at fair value, resulting in a $0.4 million premium that is being amortized into interest expense over the remaining term to maturity.
In 2023, the Company acquired $25.0 million in subordinated debt through the acquisition of Professional. Contractual interest is paid on a semiannual basis at a fixed interest rate of 3.375% until January 30, 2027, at which point the rate converts to a 3-month SOFR rate plus 203 basis points paid quarterly. At and after January 30, 2027, the notes are redeemable at par. The debt was recorded at fair value, resulting in a $3.9 million discount that is being accreted into interest expense over the remaining term to maturity.

Note 10 - Employee Benefits and Stock Compensation
The Company’s defined contribution plan covers substantially all employees after one year of service and includes a matching benefit for employees who can elect to defer a portion of their compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The Company's contributions to this plan charged to expense were $5.2 million in 2024, $4.8 million in 2023, and $3.5 million in 2022.
The Company, through its Compensation and Governance Committee of the Board of Directors (the “Compensation Committee”), offers equity compensation to employees and non-employee directors of Seacoast and Seacoast Bank in the form of various share-based awards, including stock options, RSAs, or RSUs. The awards may vest over time, have certain performance based criteria, or both.
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

The impact of share-based compensation on the Company’s financial results is presented below:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Share-based compensation expense[1]	$13,744	$13,440	$11,155
Income tax benefit	$(3,483)	$(3,406)	$(2,827)
[1] Excludes $10.3 million in 2023 and $10.4 million in 2022 associated with replacement awards granted in bank acquisitions.
The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2024 is presented below:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock awards	$16,339	1.80
Restricted stock units	6,829	2.21
Total	$23,168	1.92
Restricted Stock Awards
RSAs are granted to various employees and vest over time, generally three years. Compensation cost of RSAs is based on the market value of the Company’s common stock at the date of grant and is recognized over the required service period on a straight-line basis. The Company’s accounting policy is to recognize forfeitures as they occur.
A summary of the status of the Company’s non-vested RSAs as of December 31, 2024, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2024	763,212	$27.45
Granted	613,534	25.00
Forfeited/Canceled	(78,272)	26.71
Vested	(340,952)	28.78
Non-vested at December 31, 2024	957,522	$25.47
Information regarding restricted stock awards during each of the following years is presented below:

	For the Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value	$25.00	$24.57	$33.08
Fair value of awards vested[1]	$9,813	$8,156	$6,923
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
A summary of the status of the Company’s non-vested RSUs as of December 31, 2024, and changes during the year then ended, is presented below:

	Restricted Award Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2024	383,701	$29.31
Granted	260,999	25.75
Forfeited/Canceled	(40,208)	31.00
Vested	(82,966)	36.52
Non-vested at December 31, 2024	521,526	$26.25
 Information regarding restricted stock units during each of the following years is presented below:

	For the Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value	$25.75	$22.84	$34.11
Fair value of awards vested[1]	$3,030	$1,997	$2,305
[1]Based on grant date fair value, in thousands.
Stock Options
The fair value of options and warrants granted is estimated on the date of grant using the Black-Scholes options-pricing model. In 2023 and 2022, a total of 1,016,619 options to purchase shares of Seacoast stock were granted to option holders of acquired entities in accordance with the terms of the merger agreements. The Company did not grant any stock options in 2024.

	For the Year Ended December 31,
	2024	2023	2022
Risk-free interest rates	N/A	4.25%	2.21%
Expected dividend yield	N/A	2.45%	1.95%
Expected volatility	N/A	64.32%	32.09%
Expected lives (years)	N/A	1.8	1.0
A summary of the Company’s stock options as of December 31, 2024, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2024	823,963	$20.48
Granted	—	—
Exercised	(185,606)	13.31
Expired	(17,715)	30.04
Outstanding and Exercisable at December 31, 2024	620,642	$22.38
Weighted-Average Remaining Contractual Term (Years)	2.70
Aggregate Intrinsic Value (000s)	$3,933

The following table presents information related to stock options during each of the following years:

	For the Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value	N/A	$12.63	$14.28
Intrinsic value of stock options exercised, in thousands	$2,487	5,969	8,860

Supplemental Executive Retirement Plan
The Company sponsors a SERP, which is a non-qualified deferred compensation arrangement that provides the Company's CEO with supplemental retirement benefits. The present value of the accumulated benefit, which is recorded as an accrued liability, was $0.5 million and $0.4 million as of December 31, 2024 and 2023, respectively.
Employee Stock Purchase Plan
The ESPP authorizes the Company to issue up to 800,000 common shares of the Company’s common stock to eligible employees of the Company. These shares may be purchased by employees at a price equal to 95% of the fair market value of the shares on the purchase date. Employee contributions to the ESPP are made through payroll deductions.

	2024	2023	2022
ESPP shares purchased	32,840	35,630	20,972
Weighted-average employee purchase price	$24.42	$22.56	$30.76

Note 11 - Lease Commitments
The Company is the lessee in various noncancellable operating leases for land, buildings, and equipment. Certain leases contain provisions for variable lease payments that are linked to the consumer price index. Lease cost consists of:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Operating lease cost	$10,622	$10,667	$8,111
Variable lease cost	3,023	2,827	1,599
Short-term lease cost	556	919	427
Sublease income	(574)	(639)	(704)
Total lease cost	$13,627	$13,774	$9,433
The following table provides supplemental information related to leases:

	As of and For the Year Ended December 31,
(In thousands, except for weighted-average data)	2024	2023
Operating lease right-of-use assets	$40,935	$46,772
Operating lease liabilities	44,717	50,545
Cash paid during the year for amounts included in the measurement of operating lease liabilities	10,600	10,005
Right-of-use assets recorded during the year in exchange for new or renewed operating lease obligations	2,815	4,139
Right-of-use assets obtained during the year through bank acquisition	—	3,909
Weighted-average remaining lease term for operating leases	6.4 years	7.0 years
Weighted-average discount rate for operating leases	5.10%	4.94%

The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the lease liability. Maturities of lease liabilities as of December 31, 2024 are as follows:

(In thousands)	Payments Due
2025	$10,211
2026	9,023
2027	8,003
2028	6,961
2029	4,727
Thereafter	12,311
Total undiscounted cash flows	51,236
Less: Net present value adjustment	(6,519)
Total	$44,717

Note 12 - Income Taxes
The provision for income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Current
Federal	$19,415	$14,716	$2,770
State	5,887	6,061	(1,266)

Deferred
Federal	8,882	9,524	23,710
State	670	(82)	6,415
	$34,854	$30,219	$31,629
The difference between the total expected tax expense (computed by applying the U.S. Federal tax rate of 21% to pretax income) and the reported income tax provision relating to income before income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Tax rate applied to income before income taxes	$32,727	$28,193	$29,009
Increase (decrease) resulting from the effects of:
Nondeductible acquisition costs	—	300	924
Tax exempt interest on loans and securities	(852)	(639)	(406)
Income from bank owned life insurance	(2,108)	(2,217)	(935)
State income taxes	(1,377)	(1,256)	(1,081)
Tax credit investments	(641)	(402)	(406)
Stock compensation	66	(446)	(992)
Executive compensation disallowance	111	638	402
Other	371	69	(36)
Federal tax provision	28,297	24,240	26,479
State tax provision	6,557	5,979	5,150
Total income tax provision	$34,854	$30,219	$31,629

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of:

	December 31,
(In thousands)	2024	2023
Allowance for credit losses	$38,093	$40,710
Other real estate owned	220	91
Accrued stock compensation	4,296	4,556
Federal tax loss carryforward	2,364	2,660
State tax loss carryforward	1,160	1,084
Lease liabilities	11,334	12,811
Net unrealized securities losses	49,446	50,817
Deferred compensation	3,118	2,828
Accrued interest and fee income	22,244	34,665
Other	4,951	7,027
Gross deferred tax assets	137,226	157,249
Less: Valuation allowance	—	—
Deferred tax assets net of valuation allowance	137,226	157,249

Core deposit intangible	(18,040)	(24,301)
Net unrealized derivatives gains	9	(670)
Premises and equipment	(841)	(1,771)
Right-of-use assets	(10,375)	(11,854)
Other	(4,990)	(5,421)
Gross deferred tax liabilities	(34,237)	(44,017)
Net deferred tax assets	$102,989	$113,232
Included in the table above is the effect of temporary differences associated with the Company's investments in debt securities accounted for under ASC Topic 320, Investments - Debt Securities, for which no deferred tax expense or benefit was recognized. These items are recorded as Accumulated Other Comprehensive Income in the shareholders' equity section of the consolidated balance sheet. In 2024, net unrealized losses on debt securities of $207.3 million resulted in a deferred tax asset of $49.4 million. In 2023, unrealized losses of $212.7 million resulted in a deferred tax asset of $50.8 million.
At December 31, 2024, the Company's net DTAs of $103.0 million consisted of $87.0 million of net U.S. federal DTAs and $20.7 million of net state DTAs. At December 31, 2023, the Company's net DTAs of $113.2 million consisted of $91.0 million of net U.S. federal DTAs and $22.2 million of net state DTAs.
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
Management expects to realize the $103.0 million in net DTAs well in advance of the statutory carryforward period. At December 31, 2024, approximately $2.4 million of DTAs related to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, $1.2 million of the DTAs related to state net operating losses which will expire in annual installments beginning in 2029 through 2034. Remaining DTAs are not related to net operating losses or credits and therefore, have no expiration date.

The Company recognizes interest and penalties, as appropriate, as part of the provisioning for income taxes. No interest or penalties were accrued at December 31, 2024.
In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognized net expense of $0.2 million and benefits of $0.5 million and $1.1 million in 2024, 2023, and 2022, respectively, of discrete tax benefits related to share-based compensation.
In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, amortization of the Company's low-income housing credit investments of $3.2 million, $2.8 million and $2.5 million was reflected as income tax expense for the years ended December 31, 2024, 2023, and 2022, respectively. The amounts of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2024 were $3.0 million, $3.2 million, and $0.8 million, respectively. The amounts of affordable housing tax credits, amortization and tax benefits recorded as income tax expense for the year ended December 31, 2023 were $2.7 million, $2.8 million and $1.5 million, respectively, and for the year ended December 31, 2022 were $2.0 million, $2.5 million and $1.0 million, respectively. The carrying value of the affordable housing credit investments was $36.3 million and $39.5 million at December 31, 2024 and 2023, respectively, of which $18.3 million and $26.3 million, respectively, was unfunded.
The Company has no unrecognized income tax benefits or provisions due to uncertain income tax positions. No federal or state income tax return examinations are currently in process. The Company does not expect to record or realize any material unrecognized tax benefits during 2024. The following are the major tax jurisdictions in which the Company operates and the earliest tax year, exclusive of the impact of the net operating loss carryforwards, subject to examination:

Jurisdiction	Tax Year
United States of America	2021
Florida	2021

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
At December 31, 2024 and 2023, the Company and Seacoast Bank, its wholly-owned banking subsidiary, were both considered “well-capitalized” based on the applicable U.S. regulatory capital ratio requirements as reflected in the table below:

			Minimum to meet “Well Capitalized” Requirements			Minimum for Capital Adequacy Purpose[1]
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Seacoast Banking Corporation of Florida
(Consolidated)

At December 31, 2024:
Total Risk-Based Capital Ratio	$1,785,247	16.18%	N/A		N/A	$882,582	≥	8.00%
Tier 1 Capital Ratio	1,633,819	14.81	N/A		N/A	661,937	≥	6.00
Common Equity Tier 1 Capital Ratio	1,561,325	14.15	N/A		N/A	496,453	≥	4.50
Leverage Ratio	1,633,819	11.19	N/A		N/A	584,274	≥	4.00
At December 31, 2023:
Total Risk-Based Capital Ratio	$1,713,797	15.92%	N/A		N/A	$861,355	≥	8.00%
Tier 1 Capital Ratio	1,565,710	14.54	N/A		N/A	646,017	≥	6.00
Common Equity Tier 1 Capital Ratio	1,493,499	13.87	N/A		N/A	484,512	≥	4.50
Leverage Ratio	1,565,710	11.00	N/A		N/A	569,317	≥	4.00

Seacoast National Bank
(A Wholly Owned Bank Subsidiary)
At December 31, 2024:
Total Risk-Based Capital Ratio	$1,685,451	15.30%	$1,101,383	≥	10.00%	$881,106	≥	8.00%
Tier 1 Capital Ratio	1,555,986	14.13	881,106	≥	8.00	660,830	≥	6.00
Common Equity Tier 1 Capital Ratio	1,555,980	14.13	715,899	≥	6.50	495,622	≥	4.50
Leverage Ratio	1,555,986	10.66	729,699	≥	5.00	583,760	≥	4.00
At December 31, 2023:
Total Risk-Based Capital Ratio	$1,593,431	14.82%	$1,075,494	≥	10.00%	$860,395	≥	8.00%
Tier 1 Capital Ratio	1,466,878	13.64	860,395	≥	8.00	645,296	≥	6.00
Common Equity Tier 1 Capital Ratio	1,466,874	13.64	699,071	≥	6.50	483,972	≥	4.50
Leverage Ratio	1,466,878	10.32	711,039	≥	5.00	568,831	≥	4.00
[1]Excludes the Basel III capital conservation buffer of 2.5%, which if not exceeded may constrain dividends, equity repurchases and compensation.
N/A - not applicable.

Note 14 - Seacoast Banking Corporation of Florida (Parent Company Only) Financial Information
Balance Sheets

	December 31,
(In thousands)	2024	2023
Assets
Cash	$96	$466
Securities purchased under agreement to resell with subsidiary bank, maturing within 30 days	95,734	101,191
Investment in subsidiaries	2,190,338	2,109,341
Other assets	5,879	4,837
	$2,292,047	$2,215,835

Liabilities and Shareholders' Equity
Long-term debt	$106,966	$106,302
Other liabilities	1,941	1,551
Shareholders' equity	2,183,140	2,107,982
	$2,292,047	$2,215,835
Statements of Income

	Year Ended December 31,
(In thousands)	2024	2023	2022
Income
Interest/other	$3,547	$3,573	$897
Dividends from subsidiary Bank	59,600	40,655	48,424
Total income	63,147	44,228	49,321

Interest expense	7,668	7,408	3,090
Other expenses	779	996	1,023
Total expenses	8,447	8,404	4,113

Income before income taxes and equity in undistributed income of subsidiaries	54,700	35,824	45,208
Income tax benefit	(1,029)	(1,015)	(675)

Income before equity in undistributed income of subsidiaries	55,729	36,839	45,883
Equity in undistributed income of subsidiaries	65,257	67,194	60,624
Net income	$120,986	$104,033	$106,507

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income	$120,986	$104,033	$106,507
Equity in undistributed income of subsidiaries	(65,257)	(67,194)	(60,624)
Net increase in other assets	(1,042)	(3,029)	(13,823)
Net increase in other liabilities	1,056	22,646	499
Net cash provided by operating activities	55,743	56,456	32,559

Cash flows from investing activities
Net cash from bank acquisitions	—	10,237	17,610
Net advances with subsidiary	5,471	270	(13,300)
Net cash provided by investment activities	5,471	10,507	4,310

Cash flows from financing activities
Dividends paid	(61,649)	(60,591)	(41,242)
Stock based employment benefit plans	945	4,904	4,374
Repurchase of common stock	(880)	(10,868)	—
Net cash used in financing activities	(61,584)	(66,555)	(36,868)

Net change in cash	(370)	408	1
Cash at beginning of year	466	58	57
Cash at end of year	$96	$466	$58

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,511	$5,315	$2,890
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

Unfunded commitments for the Company as of:

	December 31,
(In thousands)	2024	2023
Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,850,271	$2,651,206

Standby letters of credit and financial guarantees written:
Secured	41,546	35,669
Unsecured	812	2,830

Unfunded limited partner equity commitment	25,458	20,004
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
Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. These instruments have fixed termination dates and most end without being drawn; therefore, they do not represent a significant liquidity risk. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting these commitments for which collateral is deemed necessary. Collateral held for secured standby letters of credit at December 31, 2024 totaled $36.8 million.
Unfunded limited partner equity commitments at December 31, 2024 totaled $25.5 million that the Company has committed to small business investment companies under the SBIC Act to be used to provide capital to small businesses and entities that provide low income housing tax credits.

Note 16 - Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at December 31, 2024 and December 31, 2023 included:

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Measurements	Level 1	Level 2	Level 3
At December 31, 2024
Financial Assets
Debt securities available-for-sale[1]	$2,226,543	$196	$2,226,347	$—
Derivative financial instruments[2]	28,741	—	28,741	—
Loans held for sale[2]	17,277	—	17,277	—
Loans[3]	1,839	—	—	1,839
Other real estate owned[3]	6,421	—	—	6,421
Equity securities[4]	13,521	13,521	—	—
Financial Liabilities
Derivative financial instruments[2]	$28,305	$—	$28,305	$—

At December 31, 2023
Financial Assets
Debt securities available-for-sale[1]	$1,836,020	$192	$1,835,828	$—
Derivative financial instruments[2]	31,481	—	31,481	—
Loans held for sale[2]	4,391	—	4,391	—
Loans[3]	15,242	—	—	15,242
Other real estate owned[3]	7,560	—	—	7,560
Equity securities[4]	13,623	13,623	—	—
Financial Liabilities
Derivative financial instruments[2]	$28,879	$—	$28,879	$—
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
Loans and other real estate owned: Fair values of collateral-dependent real estate loans and OREO are based on recent real estate appraisals less estimated costs of sale. Evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time, but none were made by management. As such, the fair values of these loans and properties are considered Level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $3.0 million with a specific reserve of $1.2 million at December 31, 2024, compared to $17.8 million with a specific reserve of $2.6 million at December 31, 2023.
For recurring fair value measurements, transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's monthly and/or quarterly valuation process. During the years ended December 31, 2024 and 2023, there were no such transfers.
The carrying amount and fair value of the Company's other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of December 31, 2024 and December 31, 2023 is as follows:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
At December 31, 2024
Financial Assets
Held-to-maturity debt securities[1]	$635,186	$—	$507,594	$—
Time deposits with other banks	3,215	—	3,194	—
Loans, net	10,160,056	—	—	10,019,964
Financial Liabilities
Deposits	12,242,427	—	—	12,242,205
FHLB borrowings	245,000	—	243,795	—
Long-term debt	106,966	—	95,563	—

At December 31, 2023
Financial Assets
Held-to-maturity debt securities[1]	$680,313	$—	$558,359	$—
Time deposits with other banks	5,857	—	5,756	—
Loans, net	9,898,767	—	—	9,805,693
Financial Liabilities
Deposits	11,776,935	—	—	11,775,613
FHLB borrowings	50,000	—	49,745	—
Long-term debt	109,458	—	100,851	—
[1]See “Note 3 - Securities” for further detail of recurring fair value basis of individual investment categories.
The short maturity of Seacoast’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest-bearing deposits with other banks, short-term FHLB borrowings and securities sold under agreement to repurchase.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31, 2024 and December 31, 2023:
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
Investments at NAV: The Company has equity investments in SBICs accounted for under the fair value practical expedient of NAV totaling $21.1 million at December 31, 2024, which are not included in the fair value hierarchy. Prior to the fourth quarter of 2024, SBIC investments were accounted for at cost less impairment, if any and as of December 31, 2023, the SBIC investments totaled $15.6 million. These investments are made primarily through various SBIC funds as a strategy to provide expansion and growth opportunities to small businesses and are subject to various risks, including market, liquidity and credit risk. SBIC’s are generally structured to operate for approximately 10 years and the Company’s investments are not redeemable. Distributions are received through the liquidation of the underlying assets, which is expected to occur over the next 5-10 years. At December 31, 2024, unfunded commitments related to these investments were $7.1 million.
Deposit Liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.

Note 17 - Business Combinations
Acquisition of Professional Holding Corp.
On January 31, 2023, the Company completed its acquisition of Professional. Simultaneously, upon completion of the merger of Professional and the Company, Professional Bank was merged with and into Seacoast Bank. Prior to the acquisition, Professional Bank operated nine branches across South Florida. The transaction further expanded the Company’s presence in the tri-county South Florida market, which includes Miami-Dade, Broward, and Palm Beach counties, Florida’s largest MSA and the 8th largest in the nation. The Company acquired 100% of the outstanding common stock of Professional. Under the terms of the merger agreement, Professional shareholders received 0.8909 shares of Seacoast common stock for each share of Professional common stock held immediately prior to the merger, and Professional option holders received options to purchase Seacoast common stock, with the number of shares underlying each such option and the applicable exercise price adjusted using the same 0.8909 exchange ratio.

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
Acquisition of Apollo Bancshares, Inc.
On October 7, 2022, the Company completed its acquisition of Apollo. Simultaneously, upon completion of the merger of Apollo and the Company, Apollo Bank was merged with and into Seacoast Bank. Prior to the acquisition, Apollo Bank operated five branches in Miami-Dade County.
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

Acquisition of Drummond Banking Company.
On October 7, 2022, the Company completed its acquisition of Drummond. Simultaneously, upon completion of the merger of Drummond and the Company, Drummond’s wholly owned subsidiary bank, Drummond Community Bank, was merged with and into Seacoast Bank. Prior to the acquisition, Drummond Community Bank operated 18 branches across North Florida.
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
Acquisition of Business Bank of Florida, Corp.
On January 3, 2022, the Company completed its acquisition of BBFC. Simultaneously, upon completion of the merger of BBFC and the Company, BBFC’s wholly owned subsidiary bank, Florida Business Bank, was merged with and into Seacoast Bank. Prior to the acquisition, Florida Business Bank operated one branch in Melbourne, Florida.
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

Acquisition of Sabal Palm Bancorp, Inc.
On January 3, 2022, the Company completed its acquisition of Sabal Palm. Simultaneously, upon completion of the merger of Sabal Palm and the Company, Sabal Palm’s wholly owned subsidiary bank, Sabal Palm Bank, was merged with and into Seacoast Bank. Prior to the acquisition, Sabal Palm Bank operated three branches in the Sarasota area.
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
As part of the Sabal Palm acquisition, options were granted to replace outstanding Sabal Palm options. These options were fully vested upon acquisition. The full value of the replacement options,$3.3 million, was associated with pre-combination service and was therefore included in the calculation of the total purchase consideration.

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
Acquisition Costs
There were no acquisition costs included in the Company's income statement for the year ended December 31, 2024. Acquisition costs included in the Company's income statement for the years ended December 31, 2023 and 2022 were $33.2 million and $27.9 million, respectively.

Note 18 - Business Segment

For the year ended December 31, 2024, the Company adopted ASU 2023-07, Improvements to Reportable Segment Disclosures, which enhanced the disclosure of reportable segments and other items on an interim and annual basis.

The Company's one reportable segment provides integrated financial services including commercial and consumer banking, wealth management, and mortgage and insurance services to customers. Segment revenues are driven primarily by interest and fees on loans, interest on cash and cash equivalents and on investment securities, and fees on depository products and services.
The Company manages business activities, allocates resources and evaluates financial performance on an organization-wide basis. The chief operating decision maker ("CODM") is the CEO. The financial results of the segment are presented using the same policies described in "Note 1 - Significant Accounting Policies."
The CODM evaluates the performance of the segment and allocates resources based on net income that is also reported on the Consolidated Statements of Income as consolidated net income and segment assets that are reported on the Consolidated Balance Sheets as total consolidated assets. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company's competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management's compensation. The significant segment expenses that are regularly provided to the CODM are interest expense, provision for credit losses, salaries and wages, employee benefits, outsourced data processing costs, and occupancy, which are all reflected in the Consolidated Statements of Income. Certain noncash expenses, such as depreciation and amortization expense, are disclosed in the Consolidated Statement of Cash Flows.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, as defined in SEC Rule 13a-15 under the Exchange Act, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management believes that, as of December 31, 2024, the Company's internal control over financial reporting was effective.
The Company's independent registered public accounting firm, Crowe LLP, has issued an audit report on our internal control over financial reporting which is included herein.
(c)Change in Internal Control Over Financial Reporting
During the three months ended December 31, 2024, there were no changes in the internal control over financial reporting that occurred or that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information

Trading arrangements
During the three months ended December 31, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Transactions and Business Relationships” in the 2025 Proxy Statement, incorporated herein by reference.
Insider Trading Policy
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company's Trading Policy has been filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

 Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation”, “Compensation Discussion & Analysis”, “Compensation and Governance Committee Report” and “2024 Director Compensation” in the 2025 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the Company's common stock that may be issued under all of its existing compensation plans as of December 31, 2024.
Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities represented in column (a))

Equity compensation plans approved by shareholders	620,642	$22.38	1,379,936
Equity compensation plans not approved by shareholders	—	—	—
Totals	620,642	$22.38	1,379,936
[1]Includes 259,860 shares available to be issued upon exercise of the remaining unexercised substitute options granted in connection with bank acquisitions.
Additional information regarding the ownership of the Company's common stock is set forth under the headings “Proposal 1 - Election of Directors” and “Director, Executive Officers and Certain Beneficial Stock Ownership” in the 2025 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between the Company and its officers, directors and significant shareholders is set forth under the heading “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning the Company's principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Audit and Non- Audit Fees” in the 2025 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The Consolidated Financial Statements and the report of the Independent Registered Public Accounting Firm (PCAOB ID: 173) thereon listed in Item 8 are set forth commencing on page 64.

(a)(2)	List of financial statement schedules
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
Exhibit 10.1 Executive Deferred Compensation Plan*
Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-K, filed on February 27, 2024.

Exhibit 10.2 Amended and Restated Directors Deferred Compensation Plan*
Incorporated herein by reference from Exhibit 10.2 to the Company’s Form 10-K, filed on February 27, 2024.

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
Exhibit 10.12 Amended Executive Employment Agreement*
Dated December 15, 2023 by and between Julie Kleffel and SBCF, incorporated herein by reference from Exhibit 10.12 to the Company’s Form 10-K, filed on February 27, 2024.
Exhibit 10.13 Employment Agreement*
Dated December 15, 2023 by and between Austen Carroll and SBCF, incorporated herein by reference from Exhibit 10.13 to the Company’s Form 10-K, filed on February 27, 2024.
Exhibit 19 Insider Trading Policy
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
Incorporated herein by reference from Exhibit 97.1 to the Company’s Form 10-K, filed on February 27, 2024.

Exhibit 101 The following materials from Seacoast Banking Corporation of Florida’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104 The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL.

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
Date: February 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Charles M. Shaffer	February 25, 2025
Charles M. Shaffer, Chairman and Chief Executive Officer
(principal executive officer)

/s/ Tracey L. Dexter	February 25, 2025
Tracey L. Dexter, Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

/s/ Dennis J. Arczynski	February 25, 2025
Dennis J. Arczynski, Director

/s/ Eduardo J. Arriola	February 25, 2025
Eduardo J. Arriola, Director

/s/ Jacqueline L. Bradley	February 25, 2025
Jacqueline L. Bradley, Director

/s/ H. Gilbert Culbreth, Jr.	February 25, 2025
H. Gilbert Culbreth, Jr., Director

/s/ Christopher E. Fogal	February 25, 2025
Christopher E. Fogal, Director

/s/ Maryann Goebel	February 25, 2025
Maryann Goebel, Director

/s/ Dennis S. Hudson, III	February 25, 2025
Dennis S. Hudson, III, Director

Date

/s/ Robert J. Lipstein	February 25, 2025
Robert J. Lipstein, Director

/s/ Alvaro J. Monserrat	February 25, 2025
Alvaro J. Monserrat, Director

/s/ Thomas E. Rossin	February 25, 2025
Thomas E. Rossin, Director

/s/ Joseph B. Shearouse, III	February 25, 2025
Joseph B. Shearouse III, Director