Form 10-Q
period 2025-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2025-05-07
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
OR

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

Common Stock, $0.10 Par Value – 85,985,448 shares outstanding as of April 30, 2025

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Glossary of Defined Terms

Term	Definition	Term	Definition
AFS	Available-for-sale	GAAP	Accounting principles generally accepted in the United States of America
ALCO	Asset and Liability Management Committee	HELOC	Home equity line of credit
Apollo	Apollo Bancshares, Inc.	HTM	Held-to-maturity
ASC	Accounting Standards Codification	LTV	Loan-to-value
ASU	Accounting Standards Update	Moody's	Moody's Analytics
BHC	Bank Holding Company	NAV	Net Asset Value
BOLI	Bank owned life insurance	NPA	Nonperforming asset
CET1	Common equity tier 1	OCC	Office of the Comptroller of the Currency
CLO	Collateralized loan obligation	OREO	Other real estate owned
CRA	Community Reinvestment Act	PCD	Purchased credit deteriorated
CRE	Commercial Real Estate	Professional	Professional Holding Corp.
EPS	Earnings per share	REIT	Real estate investment trust
ESG	Environmental, social and governance	ROUA	Right-of-use asset
EVE	Economic value of equity	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SBIC	Small business investment companies
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FICO	Fair Isaac Corporation (credit score)	TBM	Troubled borrower modification
FRB	Federal Reserve Board	XBRL	eXtensible Business Reporting Language
FTE	Fully taxable equivalent

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Interest and fees on loans	$150,640	$147,095
Interest and dividends on securities	29,415	22,427
Interest on interest bearing deposits and other investments	4,200	6,184
Total Interest Income	184,255	175,706
Interest on deposits	43,626	47,534
Interest on time certificates	14,973	17,121
Interest on borrowed money	7,139	5,973
Total Interest Expense	65,738	70,628
Net Interest Income	118,517	105,078
Provision for credit losses	9,250	1,368
Net Interest Income after Provision for Credit Losses	109,267	103,710
Noninterest income:
Service charges on deposit accounts	5,180	4,960
Interchange income	1,807	1,888
Wealth management income	4,248	3,540
Mortgage banking fees	404	381
Insurance agency income	1,620	1,291
BOLI income	2,468	2,264
Other	6,257	5,944
	21,984	20,268
Securities gains, net	196	229
Total Noninterest Income	22,180	20,497
Noninterest expense:
Salaries and wages	42,248	40,304
Employee benefits	8,861	7,889
Outsourced data processing costs	8,504	12,118
Occupancy	7,350	8,037
Furniture and equipment	2,128	2,011
Marketing	2,748	2,655
Legal and professional fees	2,740	2,151
FDIC assessments	2,194	2,158
Amortization of intangibles	5,309	6,292
OREO expense and net loss (gain) on sale	241	(26)
Provision for credit losses on unfunded commitments	150	250
Merger-related charges	1,051	—
Other	7,073	6,532
Total Noninterest Expense	90,597	90,371
Income Before Income Taxes	40,850	33,836

Income tax expense	9,386	7,830
Net Income	$31,464	$26,006

Net income per share of common stock
Diluted	$0.37	$0.31
Basic	0.37	0.31
Average common shares outstanding
Diluted	85,388	85,270
Basic	84,648	84,908

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)	Three Months Ended March 31,
	2025	2024
Net Income	$31,464	$26,006
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax expense of $8.6 million for the three months ended March 31, 2025, and net of tax benefit of $1.6 million for the three months ended March 31, 2024	27,428	(7,916)
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax benefit of $3 thousand for each of the three months ended March 31, 2025 and 2024	(11)	(11)
Reclassification adjustment for losses included in net income, and net of tax benefit of $1.0 million for the three months ended March 31, 2024	—	2,806
Unrealized (losses) gains on derivatives designated as fair value hedges, net of reclassifications to income, net of tax benefit of $0.1 million for the three months ended March 31, 2025, and net of tax expense of $0.4 million for the three months ended March 31, 2024	(270)	1,043
Total other comprehensive income (loss)	$27,147	$(4,078)

Comprehensive Income	$58,611	$21,928
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2025	2024
Assets
Cash and due from banks	$191,467	$171,615
Interest bearing deposits with other banks	309,105	304,992
Total cash and cash equivalents	500,572	476,607
Time deposits with other banks	1,494	3,215
Debt securities:
Securities available-for-sale (at fair value)	2,627,959	2,226,543
Securities held-to-maturity (fair value $509.8 million at March 31, 2025 and $507.6 million at December 31, 2024)	624,650	635,186
Total debt securities	3,252,609	2,861,729
Loans held for sale	16,016	17,277
Loans	10,443,021	10,299,950
Allowance for credit losses	(140,267)	(138,055)
Loans, net of allowance for credit losses	10,302,754	10,161,895
Bank premises and equipment, net	108,478	107,555
OREO	7,176	6,421
Goodwill	732,417	732,417
Other intangible assets, net	66,372	71,723
Bank owned life insurance	311,453	308,995
Net deferred tax assets	93,595	102,989
Other assets	339,549	325,485
Total Assets	$15,732,485	$15,176,308
Liabilities
Deposits	$12,574,796	$12,242,427
Securities sold under agreements to repurchase	201,128	232,071
FHLB borrowings	465,000	245,000
Long-term debt, net	107,132	106,966
Other liabilities	154,689	166,601
Total Liabilities	13,502,745	12,993,065
Shareholders’ Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 86,333,738 and outstanding 85,618,257 at March 31, 2025, and authorized 120,000,000, issued 86,284,017 and outstanding 85,567,712 shares at December 31, 2024	8,633	8,628
Additional paid-in capital	1,828,234	1,824,935
Retained earnings	542,665	526,642
Treasury stock	(19,072)	(19,095)
	2,360,460	2,341,110
Accumulated other comprehensive loss, net	(130,720)	(157,867)
Total Shareholders’ Equity	2,229,740	2,183,243
Total Liabilities and Shareholders’ Equity	$15,732,485	$15,176,308
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$31,464	$26,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,205	2,110
Accretion of discounts on securities, net	(807)	(634)
Amortization of operating lease ROUAs	2,234	2,044
Other amortization and accretion, net	1,983	232
Stock-based compensation	3,038	2,217
Origination of loans designated for sale	(15,964)	(31,264)
Sale of loans designated for sale	18,778	27,199
Provision for credit losses	9,250	1,368
Deferred income taxes	857	4,299
Gains on securities	(196)	(229)
Gains on sale of loans	(1,992)	(934)
Losses (gains) on sale and write-downs of OREO	134	(26)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to OREO	86	286
Changes in operating assets and liabilities, net of effects from acquired companies:
Net (increase) decrease in other assets	(8,048)	3,127
Net decrease in other liabilities	(12,016)	(11,129)
Net cash provided by operating activities	$31,006	$24,672

Cash Flows from Investing Activities
Maturities and repayments of debt securities AFS	121,302	50,888
Maturities and repayments of debt securities HTM	10,575	10,441
Proceeds from sale of debt securities AFS	—	86,829
Purchases of debt securities AFS	(485,904)	(260,992)
Maturities and redemptions of time deposits with other banks	1,721	989
Purchases of time deposits with other banks	—	(2,988)
Net new loans and principal repayments	(161,430)	87,371
Proceeds from the sale of loans held for investment	14,532	—
Proceeds from sale of OREO	97	1,243
Proceeds from sale of FHLB and Federal Reserve Bank stock	9,026	2,483
Purchase of FHLB and Federal Reserve Bank stock	(20,020)	(5,320)
Proceeds from sale of Visa Class B shares	—	4,104
Additions to bank premises and equipment	(3,214)	(762)
Net cash used in investing activities	$(513,315)	$(25,714)

 See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash Flows from Financing Activities
Net increase in deposits	$332,369	$238,906
Net decrease in repurchase agreements	(30,943)	(47,841)
Repayments of FHLB borrowings with original maturities of more than three months	(190,000)	(50,000)
Proceeds from FHLB borrowings with original maturities of more than three months	410,000	110,000
Stock-based employee benefit plans	289	813
Dividends paid	(15,441)	(15,294)
Net cash provided by financing activities	$506,274	$236,584
Net increase in cash and cash equivalents	23,965	235,542
Cash and cash equivalents at beginning of period	476,607	447,182
Cash and cash equivalents at end of period	$500,572	$682,724

Supplemental disclosure of cash flow information:
Cash paid for interest	$68,270	$70,378
Cash paid for taxes	—	—
Recognition of operating lease ROUAs, other than through bank acquisitions, net of terminations	7,866	—
Recognition of operating lease liabilities, other than through bank acquisitions, net of terminations	7,866	—
Supplemental disclosure of non-cash investing activities:
Transfers from loans to OREO	986	89
Transfers from bank premises to OREO	—	883

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2024	85,568	$8,628	$1,824,935	$526,642	$(19,095)	$(157,867)	$2,183,243
Comprehensive income	—	—	—	31,464	—	27,147	58,611
Stock-based compensation expense	—	—	3,038	—	—	—	3,038
Common stock transactions related to stock-based employee benefit plans	50	5	261	—	23	—	289
Dividends on common stock ($0.18 per share)	—	—	—	(15,441)	—	—	(15,441)
Three months ended March 31, 2025	50	5	3,299	16,023	23	27,147	46,497
Balance at March 31, 2025	85,618	$8,633	$1,828,234	$542,665	$(19,072)	$(130,720)	$2,229,740

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2023	84,861	$8,486	$1,808,883	$467,305	$(16,710)	$(159,878)	$2,108,086
Comprehensive income (loss)	—	—	—	26,006	—	(4,078)	21,928
Stock-based compensation expense	—	—	2,217	—	—	—	2,217
Common stock transactions related to stock-based employee benefit plans	74	8	841	—	(36)	—	813
Dividends on common stock ($0.18 per share)	—	—	—	(15,294)	—	—	(15,294)
Three months ended March 31, 2024	74	8	3,058	10,712	(36)	(4,078)	9,664
Balance at March 31, 2024	84,935	$8,494	$1,811,941	$478,017	$(16,746)	$(163,956)	$2,117,750

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation
Basis of Presentation: The accompanying unaudited consolidated financial statements of Seacoast Banking Corporation of Florida and its subsidiaries (the “Company”) have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.
Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of specific categories in the income tax rate reconciliation and requires additional information for reconciling items that meet a quantitative threshold. The standard requires an annual disclosure of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of the standard to have a material impact on its disclosures.
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

Note 2 – Earnings per Share
Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS are based on the weighted-average number of common shares outstanding during each period, plus common share equivalents, calculated for share-based awards outstanding using the treasury stock method.

For the three months ended March 31, 2025, 327,620 options to purchase shares of the Company’s common stock were anti-dilutive. For the three months ended March 31, 2024, 327,006 options to purchase shares of the Company’s common stock were anti-dilutive.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2025	2024
Basic earnings per share
Net income	$31,464	$26,006
Average common shares outstanding	84,648	84,908
Net income per share	$0.37	$0.31

Diluted earnings per share
Net income	$31,464	$26,006
Average common shares outstanding	84,648	84,908
Add: Dilutive effect of restricted stock and stock options	740	362
Average diluted shares outstanding	85,388	85,270
Net income per share	$0.37	$0.31

Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of AFS and HTM securities at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$26,631	$214	$(422)	$26,423
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	2,119,865	8,158	(165,805)	1,962,218
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	249,246	2,500	(8,110)	243,636
Private mortgage-backed securities and collateralized mortgage obligations	124,038	210	(7,041)	117,207
Collateralized loan obligations	265,450	568	(639)	265,379
Obligations of state and political subdivisions	7,140	—	(1,512)	5,628
Other debt securities	7,389	79	—	7,468
Totals	$2,799,759	$11,729	$(183,529)	$2,627,959
Held-to-Maturity Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$536,529	$—	$(106,635)	$429,894
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	88,121	—	(8,264)	79,857
Totals	$624,650	$—	$(114,899)	$509,751

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$28,233	$29	$(522)	$27,740
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,777,274	1,237	(190,536)	1,587,975
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	206,537	1,195	(10,283)	197,449
Private mortgage-backed securities and collateralized mortgage obligations	129,475	149	(8,382)	121,242
Collateralized loan obligations	278,342	788	(166)	278,964
Obligations of state and political subdivisions	7,139	—	(1,449)	5,690
Other debt securities	7,389	94	—	7,483
Totals	$2,434,389	$3,492	$(211,338)	$2,226,543
Held-to-Maturity Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$546,444	$—	$(117,620)	$428,824
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	88,742	—	(9,972)	78,770
Totals	$635,186	$—	$(127,592)	$507,594
During the three months ended March 31, 2025, there were no sales of securities. During the three months ended March 31, 2024, debt securities with a fair value of $86.8 million were sold, with gross losses of $3.8 million. Included in “Securities gains (losses), net” are increases of $0.2 million for the three months ended March 31, 2025, and decreases of $0.1 million, for the three months ended March 31, 2024 in the value of investments in mutual funds that invest in CRA-qualified debt securities.
At March 31, 2025, debt securities with a fair value of $1.4 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities HTM and AFS as of March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$100	$97
Due after one year through five years	—	—	6,586	6,595
Due after five years through ten years	—	—	9,697	9,796
Due after ten years	—	—	17,388	15,563
	—	—	33,771	32,051

Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	536,529	429,894	2,119,865	1,962,218
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	88,121	79,857	249,246	243,636
Private mortgage-backed securities and collateralized mortgage obligations	—	—	124,038	117,207
Collateralized loan obligations	—	—	265,450	265,379
Other debt securities	—	—	7,389	7,468
Totals	$624,650	$509,751	$2,799,759	$2,627,959
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

	March 31, 2025
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$11,817	$(97)	$5,404	$(325)	$17,221	$(422)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	546,593	(35,096)	607,377	(130,709)	1,153,970	(165,805)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	29,937	(865)	68,150	(7,245)	98,087	(8,110)
Private mortgage-backed securities and collateralized mortgage obligations	304	(6)	97,986	(7,035)	98,290	(7,041)
Collateralized loan obligations	91,511	(450)	30,396	(189)	121,907	(639)
Obligations of state and political subdivisions	330	(5)	5,298	(1,507)	5,628	(1,512)
Totals	$680,492	$(36,519)	$814,611	$(147,010)	$1,495,103	$(183,529)
[1]Comprised of 350 individual securities.

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$4,825	$(13)	$18,060	$(509)	$22,885	$(522)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	648,967	(7,578)	739,363	(182,958)	1,388,330	(190,536)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	13,200	(222)	107,041	(10,061)	120,241	(10,283)
Private mortgage-backed securities and collateralized mortgage obligations	7,178	(16)	101,242	(8,366)	108,420	(8,382)
Collateralized loan obligations	43,410	(152)	7,596	(14)	51,006	(166)
Obligations of state and political subdivisions	319	(15)	5,371	(1,434)	5,690	(1,449)
Totals	$717,899	$(7,996)	$978,673	$(203,342)	$1,696,572	$(211,338)
[1]Comprised of 377 individual securities.
At March 31, 2025, the Company had unrealized losses of $0.4 million on U.S. Treasury securities and obligations of U.S. government agencies having a fair value of $17.2 million. These securities are either explicitly or implicitly guaranteed by the full faith and credit of the U.S. government. The Company does not expect individual securities issued by the U.S. Treasury, a U.S. agency, or a sponsored U.S. agency to incur future losses of principal. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2025, no allowance for credit losses has been recorded.
At March 31, 2025, the Company had unrealized losses of $173.9 million on commercial and residential mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.3 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2025, no allowance for credit losses has been recorded.
At March 31, 2025, the Company had $7.0 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $98.3 million. The securities have weighted- average credit support of 22%. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2025, no allowance for credit losses has been recorded.
At March 31, 2025, the Company had $0.6 million of unrealized losses in floating rate CLOs having a fair value of $121.9 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of March 31, 2025, all positions held by the Company are in AAA and AA tranches, with weighted-average credit support of 36% and 28%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2025, no allowance for credit losses has been recorded.

At March 31, 2025, the Company had $1.5 million of unrealized losses on municipal securities having a fair value of $5.6 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. As a result, as of March 31, 2025, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments, and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if a default were to occur. As a result, as of March 31, 2025, no allowance for credit losses has been recorded. The Company has the intent and ability to hold these securities until maturity.
Included in Other Assets at March 31, 2025 and December 31, 2024 is $88.3 million and $77.3 million, respectively, of FHLB and FRB stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $10.4 million and $1.0 million, respectively, at March 31, 2025, and $9.2 million and $1.0 million, respectively, at December 31, 2024, is included in Other Assets. Also included in Other Assets are investments in CRA-qualified mutual funds carried at fair value of $13.7 million and $13.5 million at March 31, 2025 and December 31, 2024, respectively.

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

The following tables present net loan balances by segment for portfolio loans, PCD and loans purchased which are not considered credit deteriorated (“Non-PCD”) as of:

	March 31, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$559,883	$58,076	$534	$618,493
Commercial real estate - owner occupied	1,222,670	461,936	28,973	1,713,579
Commercial real estate - non-owner occupied	2,329,640	1,091,992	91,768	3,513,400
Residential real estate	1,934,625	704,205	14,182	2,653,012
Commercial and financial	1,551,312	181,145	20,633	1,753,090
Consumer	154,402	36,846	199	191,447
Totals	$7,752,532	$2,534,200	$156,289	$10,443,021

	December 31, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$568,148	$79,370	$535	$648,053
Commercial real estate - owner occupied	1,177,538	477,459	31,632	1,686,629
Commercial real estate - non-owner occupied	2,243,056	1,156,849	103,903	3,503,808
Residential real estate	1,882,955	719,589	14,241	2,616,785
Commercial and financial	1,424,689	199,146	27,519	1,651,354
Consumer	155,786	37,282	253	193,321
Totals	$7,452,172	$2,669,695	$178,083	$10,299,950
The amortized cost basis of loans included net deferred costs of $47.0 million at March 31, 2025 and $43.9 million at December 31, 2024. At March 31, 2025, the remaining fair value adjustments on acquired loans were $119.5 million, or 4.3% of the outstanding acquired loan balances, compared to $128.1 million, or 4.3% of the acquired loan balances at December 31, 2024. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $39.0 million and $38.1 million at March 31, 2025 and December 31, 2024, respectively.

The following tables present the status of net loan balances as of March 31, 2025 and December 31, 2024.

	March 31, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$557,384	$2,396	$—	$—	$103	$559,883
Commercial real estate - owner occupied	1,214,804	5,723	—	—	2,143	1,222,670
Commercial real estate - non-owner occupied	2,316,118	594	—	—	12,928	2,329,640
Residential real estate	1,923,523	3,135	722	—	7,245	1,934,625
Commercial and financial	1,539,318	1,088	167	—	10,739	1,551,312
Consumer	153,068	617	—	—	717	154,402
Total Portfolio Loans	$7,704,215	$13,553	$889	$—	$33,875	$7,752,532

Acquired Non-PCD Loans
Construction and land development	$57,295	$168	$30	$64	$519	$58,076
Commercial real estate - owner occupied	457,542	702	—	—	3,692	461,936
Commercial real estate - non-owner occupied	1,089,164	63	—	—	2,765	1,091,992
Residential real estate	693,088	892	129	—	10,096	704,205
Commercial and financial	177,773	—	—	—	3,372	181,145
Consumer	33,510	6	—	—	3,330	36,846
Total Acquired Non-PCD Loans	$2,508,372	$1,831	$159	$64	$23,774	$2,534,200

PCD Loans
Construction and land development	$42	$—	$—	$—	$492	$534
Commercial real estate - owner occupied	27,188	—	—	—	1,785	28,973
Commercial real estate - non-owner occupied	84,579	525	—	—	6,664	91,768
Residential real estate	13,319	—	167	—	696	14,182
Commercial and financial	16,926	—	—	—	3,707	20,633
Consumer	174	—	—	—	25	199
Total PCD Loans	$142,228	$525	$167	$—	$13,369	$156,289

Total Loans	$10,354,815	$15,909	$1,215	$64	$71,018	$10,443,021

	December 31, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$567,896	$127	$—	$—	$125	$568,148
Commercial real estate - owner occupied	1,172,287	3,083	—	—	2,168	1,177,538
Commercial real estate - non-owner occupied	2,225,216	833	—	—	17,007	2,243,056
Residential real estate	1,866,295	5,466	450	—	10,744	1,882,955
Commercial and financial	1,411,623	1,075	106	—	11,885	1,424,689
Consumer	152,129	331	5	—	3,321	155,786
Total Portfolio Loans	$7,395,446	$10,915	$561	$—	$45,250	$7,452,172

Acquired Non-PCD Loans
Construction and land development	$78,728	$8	$99	$—	$535	$79,370
Commercial real estate - owner occupied	473,118	2,414	—	—	1,927	477,459
Commercial real estate - non-owner occupied	1,151,541	148	—	—	5,160	1,156,849
Residential real estate	706,566	1,064	131	—	11,828	719,589
Commercial and financial	195,853	—	—	35	3,258	199,146
Consumer	32,375	11	1	—	4,895	37,282
Total Acquired Non-PCD Loans	$2,638,181	$3,645	$231	$35	$27,603	$2,669,695

PCD Loans
Construction and land development	$43	$—	$—	$—	$492	$535
Commercial real estate - owner occupied	26,987	—	—	—	4,645	31,632
Commercial real estate - non-owner occupied	96,188	—	—	—	7,715	103,903
Residential real estate	12,752	—	—	167	1,322	14,241
Commercial and financial	22,153	—	—	—	5,366	27,519
Consumer	200	—	—	—	53	253
Total PCD Loans	$158,323	$—	$—	$167	$19,593	$178,083

Total Loans	$10,191,950	$14,560	$792	$202	$92,446	$10,299,950

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is paid down to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized interest income of $0.7 million and $0.2 million on nonaccrual loans during the three months ended March 31, 2025 and March 31, 2024, respectively.

The following tables present net balances of loans on nonaccrual status as of:

	March 31, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$492	$622	$1,114
Commercial real estate - owner occupied	—	7,620	7,620
Commercial real estate - non-owner occupied	21,426	931	22,357
Residential real estate	5,570	12,467	18,037
Commercial and financial	2,713	15,105	17,818
Consumer	—	4,072	4,072
Totals	$30,201	$40,817	$71,018

	December 31, 2024
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$492	$660	$1,152
Commercial real estate - owner occupied	2,622	6,118	8,740
Commercial real estate - non-owner occupied	29,449	433	29,882
Residential real estate	6,462	17,432	23,894
Commercial and financial	2,703	17,806	20,509
Consumer	2,416	5,853	8,269
Totals	$44,144	$48,302	$92,446

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

The following tables present the risk rating of loans and year-to-date1 gross charge offs by year of origination as of:

	March 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$7,367	$143,531	$165,481	$96,279	$39,060	$45,935	$112,792	$610,445
Special Mention	—	—	6,212	—	—	658	—	6,870
Substandard	—	—	—	154	87	937	—	1,178
Doubtful	—	—	—	—	—	—	—	—
Total	$7,367	$143,531	$171,693	$96,433	$39,147	$47,530	$112,792	$618,493
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied
Risk Ratings:
Pass	$51,751	$182,890	$142,750	$256,132	$250,906	$752,667	$17,004	$1,654,100
Special Mention	—	—	12,696	82	751	19,030	—	32,559
Substandard	—	87	1,055	5,727	374	19,276	401	26,920
Doubtful	—	—	—	—	—	—	—	—
Total	$51,751	$182,977	$156,501	$261,941	$252,031	$790,973	$17,405	$1,713,579
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$63,479	$493,178	$212,315	$845,590	$563,482	$1,203,624	$20,077	$3,401,745
Special Mention	—	26	2,957	616	7,234	18,214	—	29,047
Substandard	—	—	—	29,546	17,847	35,004	—	82,397
Doubtful	—	—	—	—	211	—	—	211
Total	$63,479	$493,204	$215,272	$875,752	$588,774	$1,256,842	$20,077	$3,513,400
Gross Charge Offs	$—	$—	$—	$—	$—	$320	$—	$320
Residential real estate
Risk Ratings:
Pass	$48,840	$178,525	$171,920	$492,408	$621,781	$584,241	$533,777	$2,631,492
Special Mention	—	—	17	—	704	296	1,904	2,921
Substandard	—	636	1,224	4,999	1,397	4,196	6,147	18,599
Doubtful	—	—	—	—	—	—	—	—
Total	$48,840	$179,161	$173,161	$497,407	$623,882	$588,733	$541,828	$2,653,012
Gross Charge Offs	$—	$—	$—	$—	$—	$1	$—	$1
Commercial and financial
Risk Ratings:
Pass	$161,208	$373,240	$160,168	$237,004	$213,537	$175,905	$385,449	$1,706,511
Special Mention	—	—	797	952	7,257	1,867	4,268	15,141
Substandard	—	—	108	7,272	8,231	11,552	3,377	30,540
Doubtful	—	—	—	—	—	—	898	898
Total	$161,208	$373,240	$161,073	$245,228	$229,025	$189,324	$393,992	$1,753,090
Gross Charge Offs	$—	$—	$—	$153	$747	$5,187	$382	$6,469
Consumer
Risk Ratings:
Pass	$3,798	$15,217	$12,444	$24,567	$18,705	$40,239	$72,330	$187,300
Special Mention	—		—	—	—	—	48	48
Substandard	—	25	13	3,423	5	613	20	4,099
Doubtful	—	—	—	—	—	—	—	—
Total	$3,798	$15,242	$12,457	$27,990	$18,710	$40,852	$72,398	$191,447
Gross Charge Offs	$165	$61	$7	$1,160	$43	$28	$23	$1,487
Consolidated
Total	$336,443	$1,387,355	$890,157	$2,004,751	$1,751,569	$2,914,254	$1,158,492	$10,443,021
Gross Charge Offs	$165	$61	$7	$1,313	$790	$5,536	$405	$8,277

1 Represents gross charge-offs for the three months ending March 31, 2025.

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and Land Development
Risk Ratings:
Pass	$113,993	$160,801	$161,122	$39,276	$8,547	$36,342	$126,659	$646,740
Special Mention	—	—	—	—	—	75	—	75
Substandard	—	—	183	90	—	965	—	1,238
Doubtful	—	—	—	—	—	—	—	—
Total	$113,993	$160,801	$161,305	$39,366	$8,547	$37,382	$126,659	$648,053
Gross Charge Offs	$—	$—	$—	$—	$—	$1	$—	$1
Commercial real estate - owner occupied
Risk Ratings:
Pass	$184,312	$139,197	$260,266	$257,711	$153,702	$628,391	$20,674	$1,644,253
Special Mention	—	—	4,975	2,344	2,418	7,965	1	17,703
Substandard	89	1,061	2,821	377	5,870	14,106	349	24,673
Doubtful	—	—	—	—	—	—	—	—
Total	$184,401	$140,258	$268,062	$260,432	$161,990	$650,462	$21,024	$1,686,629
Gross Charge Offs	$—	$—	$179	$—	$—	$162	$—	$341
Commercial real estate - non-owner occupied
Risk Ratings:
Pass	$495,361	$236,306	$820,739	$581,892	$237,777	$1,012,209	$24,752	$3,409,036
Special Mention	27	—	4,773	1,269	5,265	25,245	—	36,579
Substandard	—	—	10,462	10,684	16,437	20,610	—	58,193
Doubtful	—	—	—	—	—	—	—	—
Total	$495,388	$236,306	$835,974	$593,845	$259,479	$1,058,064	$24,752	$3,503,808
Gross Charge Offs	$—	$—	$—	$—	$89	$1,396	$—	$1,485
Residential real estate
Risk Ratings:
Pass	$130,178	$173,606	$492,412	$631,313	$153,786	$490,156	$517,136	$2,588,587
Special Mention	—	22	—	—	—	164	3,434	3,620
Substandard	693	1,019	5,068	1,212	105	7,041	9,440	24,578
Doubtful	—	—	—	—	—	—	—	—
Total	$130,871	$174,647	$497,480	$632,525	$153,891	$497,361	$530,010	$2,616,785
Gross Charge Offs	$—	$—	$—	$—	$40	$62	$32	$134
Commercial and financial
Risk Ratings:
Pass	$373,569	$180,423	$253,120	$232,427	$82,964	$117,276	$362,701	$1,602,480
Special Mention	—	382	755	2,839	232	1,904	2,163	8,275
Substandard	—	115	8,547	9,810	6,147	10,604	5,376	40,599
Doubtful	—	—	—	—	—	—	—	—
Total	$373,569	$180,920	$262,422	$245,076	$89,343	$129,784	$370,240	$1,651,354
Gross Charge Offs	$—	$—	$2,762	$10,669	$—	$3,111	$1,074	$17,616
Consumer
Risk Ratings:
Pass	$14,627	$14,049	$26,332	$20,721	$11,682	$30,022	$67,562	$184,995
Special Mention	—	5	1	—	—	—	54	60
Substandard	75	25	4,953	40	2,435	737	1	8,266
Doubtful	—	—	—	—	—	—	—	—
Total	$14,702	$14,079	$31,286	$20,761	$14,117	$30,759	$67,617	$193,321
Gross Charge Offs	$789	$457	$5,471	$4,828	$255	$221	$267	$12,288
Consolidated
Total	$1,312,924	$907,011	$2,056,529	$1,792,005	$687,367	$2,403,812	$1,140,302	$10,299,950
Gross Charge Offs	$789	$457	$8,412	$15,497	$384	$4,953	$1,373	$31,865
1 Represents gross charge-offs for the year ending December 31, 2024.

Troubled Borrower Modifications
The following tables present the amortized cost of TBM loans that were modified during the three months ended March 31, 2025 and March 31, 2024.

	March 31, 2025
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total[1]	% of Total Class of Loans
Construction and land development	$—	$—	$—	—%
Commercial real estate - owner occupied	94	—	94	0.01
Commercial real estate - non-owner occupied	—	—	—	—
Residential real estate	—	72	72	—
Commercial and financial	73	1,367	1,440	0.08
Consumer	—	—	—	—
Totals	$167	$1,439	$1,606	0.02%
1At March 31, 2025, the unfunded lending related commitments associated with TBM were immaterial.

	March 31, 2024
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total[1]	% of Total Class of Loans
Commercial real estate - owner occupied	$3,324	$—	$3,324	0.20%
Commercial real estate - non-owner occupied	810	—	810	0.02
Residential real estate	—	31	31	—
Commercial and financial	2,631	57	2,688	0.17
Consumer	—	523	523	0.22
Totals	$6,765	$611	$7,376	0.07%
1At March 31, 2024, there were no unfunded lending related commitments associated with TBMs.
The following tables present the payment status of TBM loans that were modified in the twelve months prior to March 31, 2025 and in the twelve months prior to March 31, 2024.

	March 31, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Construction and Land Development	$111	$—	$—	$—	$—	$111
Commercial real estate - owner occupied	94	—	—	—	—	94
Residential real estate	95	—	—	—	571	666
Commercial and financial	1,262	—	—	—	636	1,898
Consumer	28	—	—	—	—	28
Totals	$1,590	$—	$—	$—	$1,207	$2,797

	March 31, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Commercial real estate - owner occupied	$522	$—	$—	$—	$2,802	$3,324
Commercial real estate - non-owner occupied	—	—	—	—	810	810
Residential real estate	31	—	—	—	—	31
Commercial and financial	2,185	—	—	—	13,016	15,201
Consumer	2,299	290	148	231	143	3,111
Totals	$5,037	$290	$148	$231	$16,771	$22,477
There were no TBM loans modified in the prior 12 months with a payment default during the three months ended March 31, 2025 and three months ended March 31, 2024.
Note 5 – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended March 31, 2025
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$7,252	$(483)	$—	$3	$6,772
Commercial real estate - owner occupied	11,825	772	—	1	12,598
Commercial real estate - non-owner occupied	43,866	878	(320)	767	45,191
Residential real estate	39,168	1,160	(1)	21	40,348
Commercial and financial	27,533	6,434	(6,469)	113	27,611
Consumer	8,411	489	(1,487)	334	7,747
Totals	$138,055	$9,250	$(8,277)	$1,239	$140,267

	Three Months Ended March 31, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$8,637	$(1,640)	$—	$4	$7,001
Commercial real estate - owner occupied	5,529	4,484	—	4	10,017
Commercial real estate - non-owner occupied	48,288	(1,621)	(84)	18	46,601
Residential real estate	39,016	(631)	—	243	38,628
Commercial and financial	34,343	(1,501)	(2,656)	521	30,707
Consumer	13,118	2,277	(1,888)	208	13,715
Totals	$148,931	$1,368	$(4,628)	$998	$146,669
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
As of March 31, 2025 and December 31, 2024, the Company utilized a multiple scenario model comprised of a blend of Moody’s economic scenarios. Outcomes could differ from the scenarios utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.

The following section discusses changes in the level of the allowance for credit losses for the three months ended March 31, 2025.
The allowance increased $2.2 million, or 1.6%, during the first quarter of 2025 to $140.3 million, or 1.34% of loans held for investment as of March 31, 2025.
In the Construction and Land Development segment, the decrease in allowance is primarily due to a decrease in outstanding loan balances. In this segment, the primary source of repayment is typically from proceeds of the sale or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the Commercial Real Estate - Owner-Occupied segment, the allowance increased due to an increase in loan balances and increased uncertainty in the macroeconomic environment. Risk characteristics include, but are not limited to, collateral type, note structure and loan seasoning.
In the Commercial Real Estate - Non-Owner-Occupied segment, the allowance increase is driven by higher loan balances and increased uncertainty associated with the economy. Repayment is often dependent upon rental income from the successful operation of the underlying property or from the sale of the property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes residential mortgage, home equity loans, and HELOCs. The increase in the allowance is reflective of an increase in outstanding loan balances. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, loan to value ratios, and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The allowance change in the first quarter included an increase due to higher loan balances, which was offset by the charge-off of loans that were previously reserved. Industry, collateral type, estimated collateral values, and loan seasoning are among the relevant factors in assessing expected losses.

Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, loan to value ratios, loan seasoning and FICO score. The decrease in allowance for consumer loans was driven by the continued decline in loan balances associated with a portfolio of acquired unsecured loans.

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
Interest Rate Swaps Designated as Fair Value Hedges
The Company has entered into interest rate swap contracts to hedge the risk of changes in fair value of the AFS securities portfolio due to changes in the SOFR. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in other comprehensive income. These derivative instruments are primarily for risk management purposes. For the three months ended March 31, 2025, the Company recognized, through other comprehensive income, net losses of $0.4 million, and reclassified net gains of $2 thousand out of accumulated other comprehensive income into interest income. For the three months ended March 31, 2024, the Company recognized through other comprehensive income, net gains of $4.0 million, and reclassified net gains of $61 thousand out of accumulated other comprehensive income into interest income.

The Company has entered into interest rate swap contracts to hedge the risk of changes in the fair value of a pool of residential mortgages due to changes in SOFR. These fair value hedges utilize the portfolio layer method. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in interest income. These derivative instruments are primarily for risk management purposes. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized gains through interest income of $48 thousand and $0.4 million, respectively.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2025
Interest rate contracts[1]	$957,893	$26,848	Other Assets and Other Liabilities
Securities fair value hedges	400,000	125	Other Assets
Residential mortgage fair value hedges	400,000	16	Other Assets and Other Liabilities

December 31, 2024
Interest rate contracts[1]	$910,640	$28,184	Other Assets and Other Liabilities
Securities fair value hedges	400,000	436	Other Assets
Residential mortgage fair value hedges	400,000	121	Other Assets and Other Liabilities
[1]Interest rate contracts include risk participation agreements with notional amounts of $28.9 million and $28.9 million at March 31, 2025, and December 31, 2024, respectively with nominal fair value in both periods.

The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Securities available-for-sale [1]	$457,037	$460,126	$398	$35
Loans, net [2]	582,314	596,632	234	283
1 At March 31, 2025, and December 31, 2024, the amortized cost basis and unallocated basis adjustments used in hedging relationships was $540.4 million and $553.8 million, respectively. Refer to “Note 3 - Securities” for a reconciliation of the amortized cost and fair value of AFS securities.

[2] These amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2025, the portfolio layer method was $400 million, of which $400 million was designated as hedged. At December 31, 2024, the portfolio layer method was $400 million, of which $400 million was designated as hedged.

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	March 31, 2025	December 31, 2024
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$235,949	$237,074

Note 8 – Regulatory Capital
The Company is well-capitalized and at March 31, 2025, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the CET1 capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well-capitalized banks under the regulatory framework for prompt corrective action.

Note 9 – Contingent Liabilities
The Company and its subsidiaries, because of the nature of their business, are at all times subject to numerous legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial condition, operating results or cash flows.
Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2025 and December 31, 2024 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2025
Financial Assets
Debt securities available-for-sale[1]	$2,627,959	$197	$2,627,762	$—
Derivative financial instruments[2]	26,973	—	26,973	—
Loans held for sale[2]	16,016	—	16,016	—
Loans[3]	1,950	—	—	1,950
OREO[3]	7,176	—	—	7,176
Equity securities[4]	13,717	13,717	—	—
Financial Liabilities
Derivative financial instruments[2]	$26,864	$—	$26,864	$—

At December 31, 2024
Financial Assets
Debt securities available-for-sale[1]	$2,226,543	$196	$2,226,347	$—
Derivative financial instruments[2]	28,741	—	28,741	—
Loans held for sale[2]	17,277	—	17,277	—
Loans[3]	1,839	—	—	1,839
OREO[3]	6,421	—	—	6,421
Equity securities[4]	13,521	13,521	—	—
Financial Liabilities
Derivative financial instruments[2]	$28,305	$—	$28,305	$—
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
Loans and OREO: Fair values of collateral-dependent real estate loans and OREO are based on recent real estate appraisals less estimated costs of sale. Evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time, but none were made by management. As such, the fair values of these loans and properties are considered Level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $2.1 million with a specific reserve of $0.1 million at March 31, 2025, compared to $3.0 million with a specific reserve of $1.2 million at December 31, 2024.
For recurring fair value measurements, transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the three months ended March 31, 2025, there were no such transfers.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 16 - Fair Value” of the Annual Report on Form 10-K for the year ended December 31, 2024.
The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of March 31, 2025 and December 31, 2024 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Financial Assets
Held-to-maturity debt securities[1]	$624,650	$—	$509,751	$—
Time deposits with other banks	1,494	—	1,444	—
Loans, net	10,300,804	—	—	10,176,542
Financial Liabilities
Deposits	12,574,796	—	—	12,573,285
FHLB borrowings	465,000	—	463,106	—
Long-term debt	107,132	—	96,944	—

December 31, 2024

Held-to-maturity debt securities[1]	$635,186	$—	$507,594	$—
Time deposits with other banks	3,215	—	3,194	—
Loans, net	10,160,056	—	—	10,019,964
Financial Liabilities
Deposits	12,242,427	—	—	12,242,205
FHLB borrowings	245,000	—	243,795	—
Long-term debt	106,966	—	95,563	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2025 and December 31, 2024:
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
Investments at NAV: The Company has equity investments in SBICs accounted for under the fair value practical expedient of NAV totaling $23.2 million at March 31, 2025 and $21.1 million at December 31, 2024, which are not included in the fair value hierarchy. These investments are made primarily through various SBIC funds as a strategy to provide expansion and growth opportunities to small businesses and are subject to various risks, including market, liquidity and credit risk. SBICs are generally structured to operate for approximately 10 years and the Company’s investments are not redeemable. Distributions are received through the liquidation of the underlying assets, which is expected to occur over the next 5-10 years. Unfunded commitments related to these investments were $7.1 million at both March 31, 2025 and December 31, 2024.
Deposit liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.
Note 11 – Business Combinations
Proposed Acquisition of Heartland Bancshares, Inc.
On February 27, 2025, the Company announced its proposed acquisition of Heartland Bancshares, Inc. (“Heartland”). The transaction, which is expected to close in the third quarter of 2025, will expand the Company’s presence in Central Florida. Heartland operates four branches, with total assets of approximately $763 million and deposits of approximately $666 million as of March 31, 2025. The acquisition is subject to customary regulatory approvals, Heartland shareholder approval, and the satisfaction of other customary closing conditions.
Note 12 – Business Segment
The Company's one reportable segment provides integrated financial services including commercial and consumer banking, wealth management, and mortgage and insurance services to customers. Segment revenues are driven primarily by interest and fees on loans, interest on cash and cash equivalents and on investment securities, and fees on depository products and services.
The Company manages business activities, allocates resources and evaluates financial performance on an organization-wide basis. The chief operating decision maker (“CODM”) is the CEO. The financial results of the segment are presented using the same policies described in “Note 1 - Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
The emphasis of this discussion will be on the three months ended March 31, 2025 compared to the three months ended March 31, 2024 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2025 compared to December 31, 2024.
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

All statements other than statements of historical fact could be forward-looking statements. You can identify these forward-looking statements through the use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•The impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within Seacoast’s primary market areas, including the effects of inflationary pressures, changes in interest rates, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), slowdowns in economic growth or recession, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing;
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
•Risks related to, and the costs associated with ESG and anti-ESG matters, including the scope and pace of related rulemaking activity, disclosure requirements and potential litigation;
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

Business Developments
Proposed Acquisition of Heartland Bancshares, Inc.

On February 27, 2025, the Company announced its proposed acquisition of Heartland Bancshares, Inc. The transaction, which is expected to close in the third quarter of 2025, will expand the Company’s presence in Central Florida.

Results of Operations
Seacoast provides integrated financial services including commercial and consumer banking, wealth management, and mortgage services to customers at 79 full-service branches across Florida, and through advanced mobile and online banking solutions. The Company’s financial results in the first quarter of 2025 include strong growth in loans and deposits supporting improved net interest income and net interest margin. Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Highlights for the first quarter of 2025 include:
•Net income of $31.5 million, or $0.37 per average diluted share.
•Pre-tax pre-provision earnings1 increased $2.7 million to $50.6 million from the prior quarter.
•Growth in total deposits of $332.4 million, or 11.0% annualized.

•Noninterest bearing deposits grew $140.1 million, or 17.0% annualized.
•Loans grew 5.6% on an annualized basis to $10.4 billion.
•Net interest income of $118.5 million, an increase of $2.7 million, or 2%, from the fourth quarter of 2024.
•Net interest margin was 3.48% compared to 3.39% in the prior quarter.
•Cost of deposits declined 15 basis points to 1.93%.
•Tangible book value per share increased 10% year over year to $16.71.
•Strong capital position, with a Tier 1 capital ratio of 14.7%, and a tangible common equity to tangible assets ratio of 9.6%.

The Company’s focus on organic customer growth and recent talent additions is generating momentum across its markets and business segments.
For the first quarter of 2025, the Company reported net income of $31.5 million, or $0.37 per diluted share, a decrease of $2.6 million, or 8%, from the fourth quarter of 2024 and an increase of $5.5 million, or 21%, compared to the first quarter of 2024. Adjusted net income1 for the first quarter of 2025 totaled $32.1 million, or $0.38 per diluted share, a decrease of $8.5 million, or 21%, compared to the fourth quarter of 2024 and an increase of $1.0 million, or 3%, compared to the first quarter of 2024.

	First	Fourth	First
	Quarter	Quarter	Quarter
	2025	2024	2024
Return on average assets	0.83%	0.89%	0.71%
Return on average tangible assets	0.98%	1.06%	0.89%
Return on average tangible shareholders’ equity	10.17	10.90	9.55
Efficiency ratio	60.28	56.26	66.78

Adjusted return on average assets[1]	0.85%	1.06%	0.85%
Adjusted return on average tangible assets[1]	1.00%	1.24%	1.04%
Adjusted return on average tangible shareholders’ equity[1]	10.35	12.74	11.15
Adjusted efficiency ratio[1]	59.53	56.07	61.13
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Net Interest Income and Margin
Net interest income totaled $118.5 million in the first quarter of 2025, an increase of $2.7 million, or 2%, compared to the prior quarter, and an increase of $13.4 million, or 13%, compared to the prior year first quarter. The increase in the first quarter of 2025 was largely driven by lower deposit costs, which declined 15 basis points when compared to the fourth quarter of 2024. Securities income increased $2.4 million, or 9%, primarily the result of securities purchases during the first quarter of 2025. Interest income on loans declined by $1.4 million, or 1%, in the first quarter of 2025, with higher core yields more than offset by lower accretion on acquired loans and lower day count. Included in loan interest income was accretion on acquired loans of $8.2 million in the first quarter of 2025, $11.7 million in the fourth quarter of 2024, and $10.6 million in the first quarter of 2024.
Net interest margin increased nine basis points to 3.48% in the first quarter of 2025 compared to 3.39% in the fourth quarter of 2024. Excluding the effects of accretion on acquired loans, net interest margin expanded 19 basis points to 3.24% in the first quarter of 2025 compared to 3.05% in the fourth quarter of 2024. Loan yields were 5.90%, a decrease of three basis points from the prior quarter attributed to lower accretion on acquired loans. Securities yields increased 11 basis points to 3.88%, compared to 3.77% in the prior quarter, benefiting from new purchases. The cost of deposits declined 15 basis points from 2.08% in the prior quarter to 1.93% in the first quarter of 2025.

1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

The following table details the trend for net interest income and margin results (on a FTE basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
First quarter 2025	$118,857	3.48%	5.41%	2.74%
Fourth quarter 2024	116,115	3.39%	5.43%	2.96%
First quarter 2024	105,298	3.24%	5.41%	3.20%
1On a FTE basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Average loans increased $169.0 million, or 2%, for the first quarter of 2025 compared to the fourth quarter of 2024, and increased $348.8 million, or 3%, from the first quarter of 2024.
Average loans as a percentage of average earning assets totaled 75% for the first quarter of 2025, 75% for the fourth quarter of 2024 and 77% for the first quarter of 2024.
During the first quarter of 2025, average investment securities increased $229.0 million, or 8.0%, compared to the fourth quarter of 2024, and increased $493.7 million, or 19.1%, compared to the first quarter of 2024. Securities yields increased eleven basis points to 3.88% during the first quarter of 2025 from 3.77% in the fourth quarter of 2024, benefiting from recent purchases.
The cost of average interest-bearing liabilities decreased 22 basis points in the first quarter of 2025 to 2.74% from 2.96% in the fourth quarter of 2024, and decreased 45 basis points from 3.20% in the first quarter of 2024. The cost of average total deposits (including noninterest bearing demand deposits) was 1.93% in the first quarter of 2025, 2.08% in the fourth quarter of 2024 and 2.19% in the first quarter of 2024.
During the first quarter of 2025, average transaction deposits (noninterest and interest-bearing demand) increased $0.9 million compared to the fourth quarter of 2024, and increased $247.6 million, or 4%, compared to the first quarter of 2024. The Company’s deposit mix remains favorable, with 87% of average deposit balances compromised of savings, money market, and demand deposits for the three months ended March 31, 2025.
Average balances of sweep repurchase agreements with customers decreased $8.6 million, or 4%, from the fourth quarter of 2024 and decreased $132.1 million, or 40%, compared to the first quarter of 2024. The average rate on customer sweep repurchase accounts was 2.73% for the first quarter of 2024, compared to 3.00% for the fourth quarter of 2024, and 3.71% for the first quarter of 2024.
The Company had an average balance of $382.8 million in FHLB borrowings outstanding for the first quarter of 2025, with an average interest rate of 4.32%, compared to $245.0 million for the fourth quarter of 2024, with an average interest rate of 4.26%, and $102.4 million for the first quarter of 2024, with an average interest rate of 3.77%.
Long-term debt balances averaged $107.0 million in the first quarter of 2025, $106.9 million in the fourth quarter of 2024, and $106.4 million in the first quarter of 2024. The average rate on long-term debt for the first quarter of 2025 was 6.44%, a decrease of twenty-five basis points compared to the fourth quarter of 2024 and a decrease of 87 basis points compared to the first quarter of 2024.

The following tables detail average balances, net interest income and margin results (on a FTE basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

		2025			2024
		First Quarter			Fourth Quarter			First Quarter
		Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)		Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	`	$3,073,108	$29,381	3.88%	$2,843,755	$26,945	3.77%	$2,578,938	$22,393	3.47%
Nontaxable		5,436	41	3.06	5,795	41	2.81	5,907	41	2.75
Total Securities		3,078,544	29,422	3.88	2,849,550	26,986	3.77	2,584,845	22,434	3.47

Federal funds sold		265,503	2,945	4.50	470,154	5,690	4.81	370,494	5,056	5.49
Interest bearing deposits with other banks and other investments		105,195	1,254	4.83	102,961	1,262	4.88	95,619	1,128	4.74
Total Loans, net		10,383,497	150,973	5.90	10,214,493	152,303	5.93	10,034,658	147,308	5.90
Total Earning Assets		13,832,739	184,594	5.41	13,637,158	186,241	5.43	13,085,616	175,926	5.41

Allowance for credit losses		(138,300)			(140,409)			(148,422)
Cash and due from banks		158,750			167,197			166,734
Premises and equipment, net		108,651			108,589			112,391
Intangible assets		801,687			806,710			825,531
Bank owned life insurance		309,831			307,256			299,765
Other assets including deferred tax assets		322,284			317,540			349,161
Total Assets		$15,395,642			$15,204,041			$14,690,776

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand		$2,706,065	$11,069	1.66%	$2,581,733	$11,843	1.82%	$2,719,334	$15,266	2.26%
Savings		529,711	698	0.53	521,682	582	0.44	628,329	540	0.35
Money market		4,149,460	31,859	3.11	4,078,714	34,969	3.41	3,409,310	31,728	3.74
Time deposits		1,647,938	14,973	3.68	1,686,004	16,726	3.95	1,590,070	17,121	4.33
Securities sold under agreements to repurchase		201,271	1,357	2.73	209,909	1,584	3.00	333,386	3,079	3.71
Federal Home Loan Bank borrowings		382,836	4,081	4.32	245,000	2,625	4.26	102,418	960	3.77
Long-term debt, net		107,038	1,700	6.44	106,881	1,797	6.69	106,373	1,934	7.31
Total Interest-Bearing Liabilities		9,724,319	65,737	2.74	9,429,923	70,126	2.96	8,889,220	70,628	3.20
Noninterest demand		3,294,149			3,417,539			3,528,489
Other liabilities		162,179			153,527			154,686
Total Liabilities		13,180,647			13,000,989			12,572,395

Shareholders’ equity		2,214,995			2,203,052			2,118,381

Total Liabilities & Equity		$15,395,642			$15,204,041			$14,690,776

Cost of deposits				1.93%			2.08%			2.19%
Interest expense as a % of earning assets				1.93%			2.05%			2.17%
Net interest income as a % of earning assets			$118,857	3.48%		$116,115	3.39%		$105,298	3.24%

1On a FTE basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $22.2 million for the first quarter of 2025, an increase of $5.1 million, or 30%, compared to the fourth quarter of 2024 and an increase of $1.7 million, or 8%, from the first quarter of 2024.
Noninterest income is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2025	2024	2024
Service charges on deposit accounts	$5,180	$5,138	$4,960
Interchange income	1,807	1,860	1,888
Wealth management income	4,248	4,019	3,540
Mortgage banking fees	404	326	381
Insurance agency income	1,620	1,151	1,291
BOLI income	2,468	2,627	2,264
Other	6,257	10,335	5,944
	21,984	25,456	20,268
Securities gains (losses), net	196	(8,388)	229
Total	$22,180	$17,068	$20,497
Service charges on deposits were $5.2 million in the first quarter of 2025, compared to $5.1 million in the fourth quarter of 2024, and $5.0 million in the first quarter of 2024. The Company’s investments in talent and market expansion across Florida have resulted in continued growth in treasury management services to commercial customers.
Interchange income remained flat compared to the fourth quarter of 2024 and decreased $0.1 million, or 4%, compared to the first quarter of 2024.
Wealth management income, including trust fees and brokerage commissions and fees, was $4.2 million in the first quarter of 2025, compared to $4.0 million in the fourth quarter of 2024, and $3.5 million for the first quarter of 2024. The wealth management division continues to demonstrate success in building relationships, and assets under management have increased $74.0 million, or 4%, from December 31, 2024, to $2.1 billion at March 31, 2025.
Insurance agency income totaled $1.6 million in the first quarter of 2025, compared to $1.2 million in the fourth quarter of 2024, and $1.3 million in the first quarter of 2024, reflecting seasonally strong results and continued growth in the business.
BOLI income totaled $2.5 million for the first quarter of 2025, a decrease of $0.2 million, or 4%, compared to the fourth quarter of 2024, and an increase of $0.2 million, or 9%, compared to the first quarter of 2024.
Other income was $6.3 million in the first quarter of 2025, a decrease of $4.1 million, or 39%, compared to the fourth quarter of 2024, and an increase of $0.3 million, or 5%, compared to the first quarter of 2024. Changes in each period reflect variability in income from SBIC investments, loan swap-related fees, and other fees correlating with growth in customers and accounts.
Net securities activity resulted in gains of $0.2 million during the first quarter of 2025, losses of $8.4 million in the fourth quarter of 2024, and gains of $0.2 million in the first quarter of 2024. The fourth quarter of 2024 included the strategic repositioning of a portion of the AFS securities portfolio.

Noninterest Expenses
Noninterest expense for the first quarter of 2025 totaled $90.6 million, an increase of $5.0 million, or 6%, compared to the fourth quarter of 2024, and an increase of $0.2 million from the first quarter of 2024. Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Noninterest expenses are detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2025	2024	2024
Salaries and wages	$42,248	$42,378	$40,304
Employee benefits	8,861	6,548	7,889
Outsourced data processing costs	8,504	8,307	12,118
Occupancy	7,350	7,234	8,037
Furniture and equipment	2,128	2,004	2,011
Marketing	2,748	2,126	2,655
Legal and professional fees	2,740	2,807	2,151
FDIC assessments	2,194	2,274	2,158
Amortization of intangibles	5,309	5,587	6,292
OREO expense and net loss (gain) on sale	241	84	(26)
Provision for credit losses on unfunded commitments	150	250	250
Merger-related charges	1,051	—	—
Other	7,073	5,976	6,532
Total	$90,597	$85,575	$90,371
Salaries and wages totaled $42.2 million for the first quarter of 2025, $42.4 million for the fourth quarter of 2024, and $40.3 million for the first quarter of 2024. The first quarter of 2025 reflects the successful recruiting and onboarding of banking teams and talent across our footprint. During the first quarter of 2025, the Company added 10 revenue producing bankers to the team.
During the first quarter of 2025, employee benefits, which include costs associated with the Company’s self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $8.9 million, an increase of $2.3 million, or 35%, compared to the fourth quarter of 2024, and an increase of $1.0 million, or 12%, compared to the first quarter of 2024. The increase compared to the fourth quarter of 2024 reflects higher seasonal payroll taxes and 401(k) contributions.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $8.5 million, $8.3 million, and $12.1 million for the first quarter of 2025, fourth quarter of 2024, and first quarter of 2024, respectively.
Total occupancy and furniture and equipment expenses were $9.5 million in the first quarter of 2025, $9.2 million in the fourth quarter of 2024, and $10.0 million in the first quarter of 2024. During the quarter, the Company opened two new branch locations.
Marketing expenses totaled $2.7 million in the first quarter of 2025, $2.1 million in the fourth quarter of 2024, and $2.7 million in the first quarter of 2024. Changes between periods are primarily associated with the timing of various campaigns to support customer growth initiatives.
Legal and professional fees for the first quarter of 2025 were $2.7 million, a decrease of $0.1 million, or 2%, compared to the fourth quarter of 2024, and an increase of $0.6 million, or 27%, compared to the first quarter of 2024.
Provision for Credit Losses
The provision for credit losses was $9.3 million for the first quarter of 2025, compared to $3.7 million for the fourth quarter of 2024, and $1.4 million for the first quarter of 2024. The increase in provision in the first quarter of 2025 reflects higher loan growth and recent heightened volatility in macroeconomic conditions. Allowance coverage of 1.34% remains flat compared to December 31, 2024.

Income Taxes
For the first quarter of 2025, the Company recorded tax expense of $9.4 million, a decrease of $0.1 million, or 1%, compared to the fourth quarter of 2024 and an increase of $1.6 million, or 20%, compared to the first quarter of 2024. The effective tax rate for the first quarter of 2025 was 23.0%, compared to 21.8% in the fourth quarter of 2024 and 23.1% in the first quarter of 2024.
Explanation of Certain Unaudited Non-GAAP Financial Measures
This report contains financial information determined by methods other than GAAP. The financial highlights provide reconciliations between GAAP and adjusted financial measures including net income, FTE net interest income, noninterest income, noninterest expense, tax adjustments, net interest margin and other financial ratios. Management uses these non-GAAP financial measures in its analysis of the Company’s performance and believes these presentations provide useful supplemental information, and a clearer understanding of the Company’s performance. The Company believes the non-GAAP measures enhance investors’ understanding of the Company’s business and performance and if not provided would be requested by the investor community. These measures are also useful in understanding performance trends and facilitate comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might define or calculate these measures differently. The Company provides reconciliations between GAAP and these non-GAAP measures. These disclosures should not be considered an alternative to GAAP.

Reconciliation of Non-GAAP Measures

	First	Fourth	First
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2025	2024	2024
Net income	$31,464	$34,085	$26,006

Total noninterest income	$22,180	$17,068	$20,497
Securities (gains) losses, net	(196)	8,388	(229)
Total adjustments to noninterest income	(196)	8,388	(229)
Total adjusted noninterest income	$21,984	$25,456	$20,268

Total noninterest expense	$90,597	$85,575	$90,371
Merger-related charges	(1,051)	—	—
Business continuity expenses - hurricane events	—	(280)	—
Branch reductions and other expense initiatives	—	—	(7,094)
Adjustments to noninterest expense	(1,051)	(280)	(7,094)
Adjusted noninterest expense	$89,546	$85,295	$83,277

Income taxes	$9,386	$9,513	$7,830
Tax effect of adjustments	217	2,197	1,739
Adjusted income taxes	9,603	11,710	9,569
Adjusted net income	$32,102	$40,556	$31,132

Earnings per diluted share, as reported	$0.37	$0.40	$0.31
Adjusted earnings per diluted share	0.38	0.48	0.37
Average diluted shares outstanding	85,388	85,302	85,270

Adjusted noninterest expense	$89,546	$85,295	$83,277
Provision for credit losses on unfunded commitments	(150)	(250)	(250)
OREO expense and net (gain) loss on sale	(241)	(84)	26
Amortization of intangibles	(5,309)	(5,587)	(6,292)
Net adjusted noninterest expense	$83,846	$79,374	$76,761

Net adjusted noninterest expense	$83,846	$79,374	$76,761
Average tangible assets	$14,593,955	$14,397,331	$13,865,245
Net adjusted noninterest expense to average tangible assets	2.33%	2.19%	2.23%

Net revenue	$140,697	$132,872	$125,575
Total adjustments to net revenue	(196)	8,388	(229)
Impact of FTE adjustment	340	311	220
Adjusted net revenue on a FTE basis	$140,841	$141,571	$125,566
Adjusted efficiency ratio	59.53%	56.07%	61.13%

Net interest income	$118,517	$115,804	$105,078
Impact of FTE adjustment	340	311	220
Net interest income including FTE adjustment	118,857	116,115	105,298
Total noninterest income	22,180	17,068	20,497
Total noninterest expense less provision for credit losses on unfunded commitments	90,447	85,325	90,121
Pre-tax pre-provision earnings	50,590	47,858	35,674

	First	Fourth	First
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2025	2024	2024
Total adjustments to noninterest income	(196)	8,388	(229)
Total adjustments to noninterest expense including OREO expense and net (gain) loss on sale	1,292	364	7,068
Adjusted pre-tax pre-provision earnings	$51,686	$56,610	$42,513

Average assets	$15,395,642	$15,204,041	$14,690,776
Less average goodwill and intangible assets	(801,687)	(806,710)	(825,531)
Average tangible assets	$14,593,955	$14,397,331	$13,865,245

Return on average assets (ROA)	0.83%	0.89%	0.71%
Impact of other adjustments for adjusted net income	0.02	0.17	0.14
Adjusted ROA	0.85	1.06	0.85

Return on average assets	0.83	0.89	0.71
Impact of removing average intangible assets and related amortization	0.15	0.17	0.18
Return on average tangible assets (ROTA)	0.98	1.06	0.89
Impact of other adjustments for adjusted net income	0.02	0.18	0.15
Adjusted ROTA	1.00%	1.24%	1.04%

Average shareholders’ equity	$2,214,995	$2,203,052	$2,118,381
Less average goodwill and intangible assets	(801,687)	(806,710)	(825,531)
Average tangible equity	$1,413,308	$1,396,342	$1,292,850

Return on average shareholders’ equity	5.76%	6.16%	4.94%
Impact of removing average intangible assets and related amortization	4.41	4.74	4.61
Return on average tangible common equity (ROTCE)	10.17	10.90	9.55
Impact of other adjustments for adjusted net income	0.18	1.84	1.60
Adjusted ROTCE	10.35%	12.74%	11.15%

Loan interest income[1]	$150,973	$152,303	$147,308
Accretion on acquired loans	(8,221)	(11,717)	(10,595)
Loan interest income excluding accretion on acquired loans[1]	$142,752	$140,586	$136,713

Yield on loans[1]	5.90%	5.93%	5.90%
Impact of accretion on acquired loans	(0.32)	(0.45)	(0.42)
Yield on loans excluding accretion on acquired loans[1]	5.58%	5.48%	5.48%

Net interest income[1]	$118,857	$116,115	$105,298
Accretion on acquired loans	(8,221)	(11,717)	(10,595)
Net interest income excluding accretion on acquired loans[1]	$110,636	$104,398	$94,703

Net interest margin[1]	3.48%	3.39%	3.24%
Impact of accretion on acquired loans	(0.24)	(0.34)	(0.33)
Net interest margin excluding accretion on acquired loans[1]	3.24%	3.05%	2.91%

Securities interest income[1]	$29,422	$26,986	$22,434

	First	Fourth	First
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2025	2024	2024
FTE adjustment to securities	(7)	(7)	(7)
Securities interest income excluding FTE adjustment	$29,415	$26,979	$22,427

Loan interest income[1]	150,973	152,303	147,308
FTE adjustment to loans	(333)	(304)	(213)
Loan interest income excluding FTE adjustment	150,640	151,999	147,095

Net interest income[1]	118,857	116,115	105,298
FTE adjustments to securities	(7)	(7)	(7)
FTE adjustments to loans	(333)	(304)	(213)
Net interest income excluding FTE adjustments	$118,517	$115,804	$105,078
1On a FTE basis. All yields and rates have been computed using amortized cost.
Financial Condition
Total assets as of March 31, 2025 were $15.7 billion, an increase of $556.2 million, or 4%, from December 31, 2024.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in “Note 3 – Securities” in this report.
At March 31, 2025, the Company had $2.6 billion in AFS securities and $624.7 million in HTM securities. The Company’s total debt securities portfolio increased $390.9 million from December 31, 2024. The first quarter of 2025 included strategic purchases in connection with the announcement of the Heartland acquisition. The Company purchased $412 million in AFS securities at a 5.7% taxable equivalent yield, which were funded with FHLB borrowings at a weighted-average rate of 4.3% until the expected date of acquisition close.
Debt securities generally return principal and interest monthly. The modified duration of the AFS securities portfolio and the total portfolio was 4.7 and 5.0, respectively, at March 31, 2025 compared to 4.7 and 4.9, respectively, at December 31, 2024.
At March 31, 2025, AFS securities had gross unrealized losses of $183.5 million and gross unrealized gains of $11.7 million, compared to gross unrealized losses of $211.3 million and gross unrealized gains of $3.5 million at December 31, 2024.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury securities, obligations of U.S. government agencies, and obligations of U.S. government sponsored entities totaled $2.9 billion, or 88%, of the total portfolio.
The portfolio includes $124.0 million, with a fair value of $117.2 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $114.4 million, with a fair value of $107.7 million, in private label residential securities with weighted-average credit support of 23%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate residential mortgage loans. Commercial securities totaled $9.6 million, with a fair value of $9.5 million. These securities have weighted-average credit support of 29%. The collateral underlying these mortgages are primarily pooled multifamily loans.
The Company also has invested $265.5 million in floating rate CLOs. CLOs are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of March 31, 2025, all of the Company’s CLOs were in AAA/AA tranches with weighted-average credit support of 32%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
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
At March 31, 2025, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at March 31, 2025, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $10.4 billion at March 31, 2025, an increase of $143.1 million, or 5.6% annualized, from December 31, 2024.
The Company remains committed to sound risk management procedures. Portfolio diversification in terms of asset mix, industry, and loan type has been and continues to be an important element of the Company’s lending strategy. The average loan size is $426 thousand, and the average commercial loan size is $838 thousand at March 31, 2025, reflecting the Company’s longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company’s exposure to commercial real estate lending remains well below regulatory limits (see “Loan Concentrations”).
The following tables detail loan portfolio composition at March 31, 2025 and December 31, 2024 for portfolio loans, purchased credit deteriorated loans and loans purchased which are not considered credit deteriorated (“Non-PCD”) as defined in “Note 4 - Loans.”

	March 31, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$559,883	$58,076	$534	$618,493	6%
Commercial real estate - owner occupied	1,222,670	461,936	28,973	1,713,579	16
Commercial real estate - non-owner occupied	2,329,640	1,091,992	91,768	3,513,400	34
Residential real estate	1,934,625	704,205	14,182	2,653,012	25
Commercial and financial	1,551,312	181,145	20,633	1,753,090	17
Consumer	154,402	36,846	199	191,447	2
Totals	$7,752,532	$2,534,200	$156,289	$10,443,021	100%

	December 31, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$568,148	$79,370	$535	$648,053	6%
Commercial real estate - owner occupied	1,177,538	477,459	31,632	1,686,629	16
Commercial real estate - non-owner occupied	2,243,056	1,156,849	103,903	3,503,808	34
Residential real estate	1,882,955	719,589	14,241	2,616,785	26
Commercial and financial	1,424,689	199,146	27,519	1,651,354	16
Consumer	155,786	37,282	253	193,321	2
Totals	$7,452,172	$2,669,695	$178,083	$10,299,950	100%
The amortized cost basis of loans included net deferred costs of $47.0 million at March 31, 2025 and $43.9 million at December 31, 2024. At March 31, 2025, the remaining fair value adjustments on acquired loans were $119.5 million, or 4.3%, of the outstanding acquired loan balances, compared to $128.1 million, or 4.3%, of the acquired loan balances at December 31, 2024. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Construction and land development loans decreased $29.6 million, or 5%, totaling $618.5 million at March 31, 2025, compared to December 31, 2024. These loans, extended to both commercial and consumer customers, are collateralized by and for the purpose of funding land development and construction projects. Repayment is from the proceeds of the sale, refinancing or permanent financing of the property.
Commercial real estate owner occupied loans totaled $1.7 billion at March 31, 2025, an increase of $27.0 million, or 2% compared to December 31, 2024. Commercial real estate owner occupied loans are extended to commercial customers for the purpose of acquiring or refinancing real estate to be occupied by the borrower's business. These loans are collateralized by the subject property and the repayment of these loans is largely dependent on the performance of the company occupying the property.
Commercial real estate non-owner occupied loans increased $9.6 million, totaling $3.5 billion at March 31, 2025 compared to $3.5 billion at December 31, 2024. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is Retail properties, which totaled approximately $1.2 billion at March 31, 2025, with an average loan size of $2.4 million. This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. The second-largest segment in the non-owner occupied CRE portfolio is office properties, which totaled $550.7 million at March 31, 2025, an average loan size of $1.7 million. This segment targets low to mid-rise suburban offices and is broadly diversified across many types of professional services, with limited exposure to central business districts. Other non-owner occupied CRE loans include $473.7 million in loans collateralized by industrial or warehouse properties, $405.2 million collateralized by multi-family residential properties, $323.5 million collateralized by hotels or motels, and $580.1 million collateralized by other property types, including restaurants, schools and recreation centers.
Residential real estate loans increased $36.2 million to $2.7 billion during the three months ended March 31, 2025. Included in the balance as of March 31, 2025, were $1.0 billion of fixed rate mortgages, $1.0 billion of adjustable rate mortgages and $619.3 million in home equity loans and HELOCs, compared to $1.0 billion, $970.2 million and $614.7 million, respectively, at December 31, 2024. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loan balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 63%, with 31% of the loans being in first lien position at March 31, 2025, compared to an average LTV of 64%, with 31% of the portfolio being in the first lien position at December 31, 2024.
Commercial and financial loans increased $101.7 million, or 6%, from December 31, 2024, totaling $1.8 billion at March 31, 2025. The purpose of these loans may be to provide working capital, asset acquisition or for other business purposes, and are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The Company continues to exercise a disciplined approach to lending and is benefiting from the investments made in recent years to attract talent from large regional banks across its markets. This talent is onboarding significant new relationships, resulting in increased loan production.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $1.9 million, or 1%, to total $191.4 million at March 31, 2025, compared to $193.3 million at December 31, 2024.

Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified. Pipelines include lines of credit at the full proposed commitment amount, which may not result in fully funded originations.

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2025	2024	2024
Commercial/commercial real estate loan pipeline at period end	$884,878	$605,357	$498,617
Commercial/commercial real estate loans closed	405,449	711,506	260,032

SBA pipeline at period end	19,233	28,793	15,630
SBA originations	17,388	36,836	18,944

Residential pipeline - saleable at period end	15,495	6,727	9,279
Residential loans - sold	15,531	11,764	15,305

Residential pipeline - portfolio at period end	37,532	35,068	24,364
Residential loans - retained	70,322	99,916	51,435

Consumer pipeline at period end	24,433	17,384	25,057
Consumer originations	46,732	42,607	48,244
Commercial and commercial real estate originations during the first quarter of 2025 were $405.4 million, a decrease of $306.1 million, or 43%, compared to the fourth quarter of 2024, and an increase of $145.4 million, or 56%, compared to the first quarter of 2024. Commercial and commercial real estate pipelines were $884.9 million as of March 31, 2025, an increase of $279.5 million, or 46%, from $605.4 million at December 31, 2024, and an increase of $386.3 million, or 77% from $498.6 million at March 31, 2024. The Company continues to exercise a disciplined approach to lending and is benefiting from the investments made in recent years to attract talent from large regional banks across its markets.
SBA originations totaled $17.4 million during the first quarter of 2025, a decrease of $19.4 million compared to the fourth quarter of 2024, and a decrease of $1.6 million compared to the first quarter of 2024.
Residential loans originated for sale in the secondary market totaled $15.5 million in the first quarter of 2025, compared to $11.8 million in the fourth quarter of 2024 and $15.3 million in the first quarter of 2024. Residential saleable pipelines were $15.5 million as of March 31, 2025, compared to $6.7 million as of December 31, 2024 and $9.3 million as of March 31, 2024.
Residential loan production retained in the portfolio for the first quarter of 2025 was $70.3 million, compared to $99.9 million in the fourth quarter of 2024 and $51.4 million in the first quarter of 2024. The pipeline of residential loans intended to be retained in the portfolio was $37.5 million as of March 31, 2025, compared to $35.1 million as of December 31, 2024, and $24.4 million as of March 31, 2024.
Consumer originations, which include HELOCs, totaled $46.7 million during the first quarter of 2025, compared to $42.6 million in the fourth quarter of 2024 and $48.2 million in the first quarter of 2024. The consumer pipeline was $24.4 million as of March 31, 2025, compared to $17.4 million as of December 31, 2024 and $25.1 million at March 31, 2024.
Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions to minimize credit risk concentration to capital. Outstanding balances for commercial and commercial real estate loan relationships greater than $10 million totaled $2.8 billion, representing 27% of the total portfolio at March 31, 2025, compared to $2.7 billion, or 26%, at December 31, 2024. The Company’s ten largest commercial and commercial real estate funded and unfunded relationships at March 31, 2025 aggregated to $540.8 million, of which $463.3 million was funded, compared to $547.5 million at December 31, 2024, of which $433.0 million was funded.
Concentrations in construction and land development loans and CRE loans are maintained well below regulatory guidelines. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital were 36% and 236%, respectively, at March 31, 2025, compared to 38% and 237%, respectively, at December 31, 2024. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and commercial real estate loans represent 34% and 220%, respectively, of total consolidated risk based capital as of March 31, 2025 compared to 36% and 224%, respectively, at December 31, 2024. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, Troubled Borrower Modifications, OREO and Credit Quality
NPAs at March 31, 2025 totaled $78.2 million, and were comprised of $71.0 million of nonaccrual loans, and $7.2 million of OREO, including $5.4 million of branches taken out of service. Overall, NPAs decreased $20.7 million, or 21%, from $98.9 million as of December 31, 2024. NPAs to total assets at March 31, 2025 decreased to 0.50% from 0.65% at December 31, 2024.
Compared to December 31, 2024, nonaccrual loans decreased $21.4 million, or 23%. Approximately 69% of nonaccrual loans were secured with real estate at March 31, 2025. Nonperforming loans to total loans outstanding at March 31, 2025 decreased to 0.68% from 0.90% at December 31, 2024. A significant portion of nonaccrual loans have collateral values well in excess of balances outstanding, and therefore, no loss is expected.

The tables below set forth details related to nonaccrual loans.

	March 31, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$492	$622	$1,114
Commercial real estate - owner occupied	—	7,620	7,620
Commercial real estate - non-owner occupied	21,426	931	22,357
Residential real estate	5,570	12,467	18,037
Commercial and financial	2,713	15,105	17,818
Consumer	—	4,072	4,072
Totals	$30,201	$40,817	$71,018

	December 31, 2024
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$492	$660	$1,152
Commercial real estate - owner occupied	2,622	6,118	8,740
Commercial real estate - non-owner occupied	29,449	433	29,882
Residential real estate	6,462	17,432	23,894
Commercial and financial	2,703	17,806	20,509
Consumer	2,416	5,853	8,269
Totals	$44,144	$48,302	$92,446

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
In certain circumstances, the Company provides modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as TBMs. Loans that were modified as TBMs during the three months ended March 31, 2025 are included in “Note 4 - Loans”.

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
The ratio of allowance for credit losses to total loans was 1.34% at March 31, 2025, 1.34% at December 31, 2024, and 1.47% at March 31, 2024.
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
Cash and cash equivalents, including interest bearing deposits, totaled $500.6 million at March 31, 2025, compared to $476.6 million at December 31, 2024.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Total uninsured deposits were estimated to be $4.7 billion at March 31, 2025, representing 37% of overall deposit accounts. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 31% of total deposits at March 31, 2025. The Company has liquidity sources as discussed below, including cash and lines of credit with the FRB and FHLB, that represent 136% of uninsured deposits, and 162% of uninsured and uncollateralized deposits.
In addition to $500.6 million in cash and cash equivalents at March 31, 2025, the Company had $5.8 billion in available borrowing capacity, including $3.7 billion in available collateralized lines of credit, $1.7 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $348.0 million. The Company may also access funding by acquiring brokered deposits. Brokered deposits at March 31, 2025 totaled $262.5 million, compared to $293.6 million at December 31, 2024.
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

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the first quarter of 2025, Seacoast Bank distributed $34.9 million to the Company. At March 31, 2025, the Company had cash and cash equivalents at the holding company of approximately $114.5 million, compared to $95.8 million at December 31, 2024.

Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

	March 31,	December 31,
(In thousands, except ratios)	2025	2024
Noninterest demand	$3,492,491	$3,352,372
Interest-bearing demand	2,734,260	2,667,843
Money market	4,154,682	4,086,362
Savings	534,991	519,977
Time deposits	1,395,911	1,371,522
Brokered time certificates	262,461	244,351
Total deposits	$12,574,796	$12,242,427

Securities sold under agreements to repurchase	201,128	232,071

Total customer funding[1]	$12,513,463	$12,180,860

Noninterest demand deposit mix	28%	27%
[1]Total deposits and securities sold under agreements to repurchase, excluding brokered deposits. Securities sold under agreements to repurchase consists of customer sweep accounts.
The Company benefits from a diverse and granular deposit base that serves as a significant source of strength. Total deposits increased $332.4 million, or 11% annualized, to $12.6 billion at March 31, 2025 compared to December 31, 2024.
Noninterest demand deposits represented 28% of total deposits at March 31, 2025, and 27% of total deposits at December 31, 2024. Customer transaction account balances (noninterest demand and interest-bearing demand) represented 50% of total deposits at both March 31, 2025 and December 31, 2024.
Customer repurchase agreements totaled $201.1 million at March 31, 2025, decreasing $30.9 million, or 13%, from December 31, 2024. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At March 31, 2025 and December 31, 2024, long-term debt included $72.6 million and $72.5 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company. At March 31, 2025, the average interest rate in effect on our outstanding subordinated debt related to trust preferred securities was 6.29%, compared to 6.34% at December 31, 2024. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. Under Basel III and FRB rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules.
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

FHLB advances totaled $465.0 million at March 31, 2025 with a weighted-average interest rate of 4.26%, compared to advances outstanding of $245.0 million at December 31, 2024 with a weighted-average interest rate of 4.19%. In the first quarter of 2025, the Company utilized short-term fixed-rate advances to fund securities purchases.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $2.9 billion at March 31, 2025 and $2.9 billion at December 31, 2024.
In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the FRB. There was no reserve requirement at March 31, 2025 or December 31, 2024.
Under FRB regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At March 31, 2025, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $194.9 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the three months ended March 31, 2025.
Capital Resources
The Company’s equity capital at March 31, 2025 increased $46.5 million, or 2%, from December 31, 2024 to $2.2 billion. Changes in equity included increases from net income, and an improvement in accumulated other comprehensive loss due to increases in the value of AFS securities associated with changes in interest rates, partially offset by the payment of common stock dividends.
The ratio of shareholders’ equity to period end total assets was 14.17% and 14.39% at March 31, 2025 and December 31, 2024, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.58% and 9.60% at March 31, 2025 and December 31, 2024, respectively. Changes in the value of HTM securities are not reflected in shareholders’ equity under GAAP; however, illustratively, if all HTM securities were presented at fair value, the tangible common equity ratio would have been 9.07% at March 31, 2025 and 8.96% at December 31, 2024.
Activity in shareholders’ equity for the three months ended March 31, 2025 and 2024 follows:

(In thousands)	2025	2024
Beginning balance at December 31, 2024 and 2023	$2,183,243	$2,108,086
Net income	31,464	26,006
Stock-based compensation expense	3,038	2,217
Common stock transactions related to stock-based employee benefit plans	289	813
Dividends on common stock ($0.18 per share and $0.18 per share, respectively)	(15,441)	(15,294)
Change in accumulated other comprehensive income	27,147	(4,078)
Ending balance at March 31, 2025 and 2024	$2,229,740	$2,117,750

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

March 31, 2025	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	16.15%	15.10%	10.00%
Tier 1 Capital Ratio	14.70	13.85	8.00
CET1 Ratio	14.06	13.85	6.50
Leverage Ratio	11.15	10.51	5.00
[1]For subsidiary bank only.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without OCC approval, Seacoast Bank can pay $127.9 million of dividends to the Company.
The OCC and the Federal Reserve have policies that encourage banks and BHCs to pay dividends from current earnings, and have the general authority to limit the dividends paid by national banks and BHCs, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, either of these federal regulators determined that the payment of dividends would constitute an unsafe or unsound banking practice, either the OCC or the Federal Reserve may, among other things, issue a cease and desist order prohibiting the payment of dividends by Seacoast Bank or us, respectively. The board of directors of a BHC must consider different factors to ensure that its dividend level, if any, is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the FRB has indicated that the board of directors of a BHC, such as Seacoast, should consult with the FRB and eliminate, defer, or significantly reduce the BHC’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
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

Critical Accounting Policies and Estimates
The Company’s critical accounting policies are discussed in the MD&A in Seacoast’s Annual Report on Form 10-K for the year ended December 31, 2024. Significant accounting policies are discussed in “Note 1 – Significant Accounting Policies” in Form 10-K for the year ended December 31, 2024. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1 – Basis of Presentation” in this report. There have been no changes to the Company’s critical accounting policies during 2025.
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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company's Asset and Liability Management Committee uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to assess the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to instantaneous changes in market rates and is monitored at least quarterly.
The following table presents the ALCO simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12 and 24 month periods beginning April 1, 2025, holding all balances on the balance sheet static. It is important to note that the results in the table below assume parallel shifts in the yield curve and do not take into account changes in the slope of the yield curve nor changes in balance sheet size or mix.

	% Change in Projected Baseline
	Net Interest Income
	March 31, 2025
Change in Interest Rates	1-12 months	13-24 months
+3.00%	(17.5)%	(11.8)%
+2.00%	(11.2)%	(7.2)%
+1.00%	(5.2)%	(3.0)%
Current	—%	—%
-1.00%	3.6%	0.4%
-2.00%	7.1%	(0.3%)
-3.00%	10.3%	(1.3%)
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

Change in Interest Rates	% Change in
Economic Value of
Equity
+3.00%	(27.2)%
+2.00%	(17.7)%
+1.00%	(8.7)%
Current	—%
-1.00%	7.6%
-2.00%	14.3%
-3.00%	17.1%
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2025 and concluded that those disclosure controls and procedures are effective.
During the quarter ended March 31, 2025, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
1/1/25 to 1/31/25	6,544	$27.53	—	$100,000
2/1/25 to 2/28/25	—	—	—	100,000
3/1/25 to 3/31/25	735	28.14	—	100,000
Total - 1st Quarter	7,279	$27.59	—	$100,000
[1]Includes shares that were repurchased to pay for the exercise of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the Company’s stock repurchase plan to repurchase shares.

On December 18, 2024, the Company’s Board of Directors authorized the renewal of the Company’s share repurchase program, under which the Company may, from time to time, purchase up to $100 million of its shares of outstanding common stock. Under the share repurchase program, which will expire on December 31, 2025, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date.
No shares of the Company’s common stock were repurchased under the program during the three months ended March 31, 2025.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Trading arrangements
There were no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company during the three months ended March 31, 2025.

Item 6. Exhibits

Exhibit 2.1 Agreement and Plan of Merger dated February 27, 2025 by and among the Company, Seacoast National Bank, Heartland Bancshares, Inc. and Heartland National Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed March 5, 2025.

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

Exhibit 101 The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104 The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 7, 2025	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

May 7, 2025	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer