Form 10-Q
period 2025-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2025-08-08
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR

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

Common Stock, $0.10 Par Value – 87,854,715 shares outstanding as of July 31, 2025

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Glossary of Defined Terms

Term	Definition	Term	Definition
AFS	Available-for-sale	GAAP	Accounting principles generally accepted in the United States of America
ALCO	Asset and Liability Management Committee	Heartland	Heartland Bancshares, Inc.
ASC	Accounting Standards Codification	HELOC	Home equity line of credit
ASU	Accounting Standards Update	HTM	Held-to-maturity
BHC	Bank Holding Company	LTV	Loan-to-value
BOLI	Bank owned life insurance	Moody's	Moody's Analytics
CET1	Common equity tier 1	NAV	Net Asset Value
CLO	Collateralized loan obligation	NPA	Nonperforming asset
CRA	Community Reinvestment Act	OCC	Office of the Comptroller of the Currency
CRE	Commercial Real Estate	OREO	Other real estate owned
EPS	Earnings per share	PCD	Purchased credit deteriorated
ESG	Environmental, social and governance	REIT	Real estate investment trust
EVE	Economic value of equity	ROUA	Right-of-use asset
FASB	Financial Accounting Standards Board	SBIC	Small business investment companies
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FICO	Fair Isaac Corporation (credit score)	TBM	Troubled borrower modification
FRB	Federal Reserve Board	VBI	Villages Bancorporation, Inc.
FTE	Fully taxable equivalent	XBRL	eXtensible Business Reporting Language

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Interest and fees on loans	$157,075	$147,292	$307,715	$294,387
Interest and dividends on securities	32,512	24,188	61,927	46,615
Interest on interest bearing deposits and other investments	3,760	8,328	7,960	14,512
Total Interest Income	193,347	179,808	377,602	355,514
Interest on deposits	40,633	51,319	84,259	98,853
Interest on time certificates	15,120	17,928	30,093	35,049
Interest on borrowed money	10,730	6,137	17,869	12,110
Total Interest Expense	66,483	75,384	132,221	146,012
Net Interest Income	126,864	104,424	245,381	209,502
Provision for credit losses	4,379	4,918	13,629	6,286
Net Interest Income after Provision for Credit Losses	122,485	99,506	231,752	203,216
Noninterest income:
Service charges on deposit accounts	5,540	5,342	10,720	10,302
Interchange income	1,895	1,940	3,702	3,828
Wealth management income	4,196	3,766	8,444	7,306
Mortgage banking fees	685	582	1,089	963
Insurance agency income	1,289	1,355	2,909	2,646
BOLI income	3,380	2,596	5,848	4,860
Other	7,497	6,647	13,754	12,591
	24,482	22,228	46,466	42,496
Securities gains (losses), net	39	(44)	235	185
Total Noninterest Income	24,521	22,184	46,701	42,681
Noninterest expense:
Salaries and wages	44,438	38,937	86,686	79,241
Employee benefits	8,106	6,861	16,967	14,750
Outsourced data processing costs	8,525	8,210	17,029	20,328
Occupancy	7,483	7,180	14,833	15,217
Furniture and equipment	2,125	1,956	4,253	3,967
Marketing	2,958	3,266	5,706	5,921
Legal and professional fees	2,071	1,982	4,811	4,133
FDIC assessments	2,108	2,131	4,302	4,289
Amortization of intangibles	5,131	6,003	10,440	12,295
OREO expense and net loss (gain) on sale	8	(109)	249	(135)
Provision for credit losses on unfunded commitments	150	251	300	501
Merger-related charges	2,422	—	3,473	—
Other	6,205	5,869	13,278	12,401
Total Noninterest Expense	91,730	82,537	182,327	172,908
Income Before Income Taxes	55,276	39,153	96,126	72,989

Income tax expense	12,589	8,909	21,975	16,739
Net Income	$42,687	$30,244	$74,151	$56,250

Net income per share of common stock
Diluted	$0.50	$0.36	$0.87	$0.66
Basic	0.50	0.36	0.87	0.67
Average common shares outstanding
Diluted	85,479	84,816	85,454	84,799
Basic	84,903	84,341	84,776	84,260

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$42,687	$30,244	$74,151	$56,250
Other comprehensive income (loss):
Unrealized gains (losses) on AFS securities, net of tax expense of $3.9 million and $12.5 million for the three and six months ended June 30, 2025, and net of tax benefit of $1.2 million and $3.7 million for the three and six months ended June 30, 2024	12,127	(3,579)	39,554	(11,495)
Amortization of unrealized gains on securities transferred to HTM, net of tax benefit of $3 thousand and $7 thousand for the three and six months ended June 30, 2025, and net of tax benefit of $4 thousand and $7 thousand for the three and six months ended June 30, 2024	(11)	(10)	(21)	(21)
Reclassification adjustment for losses included in net income, and net of tax benefit of $1.0 million for the six months ended June 30, 2024	—	—	—	2,806
Unrealized gains (losses) on derivatives designated as fair value hedges, net of reclassifications to income, net of tax expense of $0.1 million and $9 thousand for the three and six months ended June 30, 2025, and net of tax benefit of $0.2 million and tax expense $0.2 million for the three and six months ended June 30, 2024	297	(465)	27	578
Total other comprehensive income (loss)	$12,413	$(4,054)	$39,560	$(8,132)

Comprehensive Income	$55,100	$26,190	$113,711	$48,118
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2025	December 31, 2024
(In thousands, except share data)
Assets
Cash and due from banks	$181,565	$171,615
Interest bearing deposits with other banks	150,863	304,992
Total cash and cash equivalents	332,428	476,607
Time deposits with other banks	1,494	3,215
Debt securities:
Securities AFS (at fair value)	2,866,185	2,226,543
Securities HTM (fair value $503.2 million at June 30, 2025 and $507.6 million at December 31, 2024)	613,312	635,186
Total debt securities	3,479,497	2,861,729
Loans held for sale	8,610	17,277
Loans	10,608,824	10,299,950
Allowance for credit losses	(142,184)	(138,055)
Loans, net of allowance for credit losses	10,466,640	10,161,895
Bank premises and equipment, net	107,256	107,555
OREO	5,335	6,421
Goodwill	732,417	732,417
Other intangible assets, net	61,328	71,723
BOLI	312,860	308,995
Net deferred tax assets	87,328	102,989
Other assets	349,762	325,485
Total Assets	$15,944,955	$15,176,308
Liabilities
Deposits	$12,497,598	$12,242,427
Securities sold under agreements to repurchase	186,090	232,071
FHLB borrowings	715,000	245,000
Long-term debt, net	107,298	106,966
Other liabilities	167,404	166,601
Total Liabilities	13,673,390	12,993,065
Shareholders’ Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 86,730,472 and outstanding 85,947,551 at June 30, 2025, and authorized 120,000,000, issued 86,284,017 and outstanding 85,567,712 shares at December 31, 2024	8,673	8,628
Additional paid-in capital	1,832,158	1,824,935
Retained earnings	569,833	526,642
Treasury stock	(20,792)	(19,095)
	2,389,872	2,341,110
Accumulated other comprehensive loss, net	(118,307)	(157,867)
Total Shareholders’ Equity	2,271,565	2,183,243
Total Liabilities and Shareholders’ Equity	$15,944,955	$15,176,308
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$74,151	$56,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,425	4,262
Accretion of discounts on securities, net	(1,974)	(1,455)
Amortization of operating lease ROUAs	4,487	4,087
Other amortization and accretion, net	1,280	1,068
Stock-based compensation	6,996	6,105
Origination of loans designated for sale	(44,862)	(58,002)
Sale of loans designated for sale	56,171	59,240
Provision for credit losses	13,629	6,286
Deferred income taxes	3,195	6,933
Gains on securities	(235)	(185)
Gains on sale of loans	(3,025)	(3,435)
Gains on sale of OREO, net of write-downs	(109)	(135)
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to OREO	94	289
Changes in operating assets and liabilities, net of effects from acquired companies:
Net (increase) decrease in other assets	(11,699)	7,204
Net increase (decrease) in other liabilities	809	(6,977)
Net cash provided by operating activities	$103,333	$81,535

Cash Flows from Investing Activities
Maturities and repayments of debt securities AFS	208,717	144,875
Maturities and repayments of debt securities HTM	21,920	22,328
Proceeds from sale of debt securities AFS	—	86,829
Purchases of debt securities AFS	(794,370)	(376,726)
Maturities and redemptions of time deposits with other banks	1,721	1,483
Purchases of time deposits with other banks	—	(3,482)
Net new loans and principal repayments	(323,887)	12,219
Proceeds from the sale of loans held for investment	14,510	10,905
Proceeds from sale of OREO	2,707	2,654
Proceeds from sale of FHLB and Federal Reserve Bank stock	22,802	11,310
Purchase of FHLB and Federal Reserve Bank stock	(45,762)	(17,538)
Proceeds from BOLI death benefit	1,962	—
Proceeds from sale of Visa Class B shares	—	4,104
Additions to bank premises and equipment	(4,637)	(2,939)
Net cash used in investing activities	$(894,317)	$(103,978)

 See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash Flows from Financing Activities
Net increase in deposits	$255,171	$339,184
Net decrease in repurchase agreements	(45,981)	(112,470)
Net increase of FHLB borrowings with original maturities of three months or less	100,000	—
Repayments of FHLB borrowings with original maturities of more than three months	(30,000)	(160,000)
Proceeds from FHLB borrowings with original maturities of more than three months	400,000	290,000
Stock-based employee benefit plans	(1,425)	(298)
Repurchase of common stock	—	(880)
Dividends paid	(30,960)	(30,750)
Net cash provided by financing activities	$646,805	$324,786
Net (decrease) increase in cash and cash equivalents	(144,179)	302,343
Cash and cash equivalents at beginning of period	476,607	447,182
Cash and cash equivalents at end of period	$332,428	$749,525

Supplemental disclosure of cash flow information:
Cash paid for interest	$132,851	$144,396
Cash paid for taxes, net	5,380	5,888
Recognition of operating lease ROUAs, other than through bank acquisitions, net of terminations	7,796	—
Recognition of operating lease liabilities, other than through bank acquisitions, net of terminations	7,796	—
Supplemental disclosure of non-cash investing activities:
Transfers from loans to OREO	1,116	953
Transfers from bank premises to OREO	—	883

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at March 31, 2025	85,618	$8,633	$1,828,234	$542,665	$(19,072)	$(130,720)	$2,229,740
Comprehensive income	—	—	—	42,687	—	12,413	55,100
Stock-based compensation expense	—	—	3,958	—	—	—	3,958
Common stock transactions related to stock-based employee benefit plans	330	40	(34)	—	(1,720)	—	(1,714)
Dividends on common stock ($0.18 per share)	—	—	—	(15,519)	—	—	(15,519)
Three months ended June 30, 2025	330	40	3,924	27,168	(1,720)	12,413	41,825
Balance at June 30, 2025	85,948	$8,673	$1,832,158	$569,833	$(20,792)	$(118,307)	$2,271,565

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2024	85,568	$8,628	$1,824,935	$526,642	$(19,095)	$(157,867)	$2,183,243
Comprehensive income	—	—	—	74,151	—	39,560	113,711
Stock-based compensation expense	—	—	6,996	—	—	—	6,996
Common stock transactions related to stock-based employee benefit plans	380	45	227	—	(1,697)	—	(1,425)
Dividends on common stock ($0.36 per share)	—	—	—	(30,960)	—	—	(30,960)
Six months ended June 30, 2025	380	45	7,223	43,191	(1,697)	39,560	88,322
Balance at June 30, 2025	85,948	$8,673	$1,832,158	$569,833	$(20,792)	$(118,307)	$2,271,565

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at March 31, 2024	84,935	$8,494	$1,811,941	$478,017	$(16,746)	$(163,956)	$2,117,750
Comprehensive income (loss)	—	—	—	30,244	—	(4,054)	26,190
Stock-based compensation expense	—	—	3,888	—	—	—	3,888
Common stock transactions related to stock-based employee benefit plans	404	36	(29)	—	(1,118)	—	(1,111)
Repurchase of common stock	(40)	—	—	—	(880)	—	(880)
Dividends on common stock ($0.18 per share)	—	—	—	(15,456)	—	—	(15,456)
Three months ended June 30, 2024	364	36	3,859	14,788	(1,998)	(4,054)	12,631
Balance at June 30, 2024	85,299	$8,530	$1,815,800	$492,805	$(18,744)	$(168,010)	$2,130,381

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount					Total
Balance at December 31, 2023	84,861	$8,486	$1,808,883	$467,305	$(16,710)	$(159,878)	$2,108,086
Comprehensive income (loss)	—	—	—	56,250	—	(8,132)	48,118
Stock-based compensation expense	—	—	6,105	—	—	—	6,105
Common stock transactions related to stock-based employee benefit plans	478	44	812	—	(1,154)	—	(298)
Repurchase of common stock	(40)	—	—	—	(880)	—	(880)
Dividends on common stock ($0.36 per share)	—	—	—	(30,750)	—	—	(30,750)
Six months ended June 30, 2024	438	44	6,917	25,500	(2,034)	(8,132)	22,295
Balance at June 30, 2024	85,299	$8,530	$1,815,800	$492,805	$(18,744)	$(168,010)	$2,130,381

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation
Basis of Presentation: The accompanying unaudited consolidated financial statements of Seacoast Banking Corporation of Florida and its subsidiaries (the “Company”) have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.
Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

For the three and six months ended June 30, 2025, options to purchase shares of the Company’s common stock totaling 328,775 and 327,799, respectively, were anti-dilutive. For the three and six months ended June 30, 2024, options to purchase shares of the Company’s common stock totaling 327,805 and 328,166, respectively, were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Basic EPS
Net income	$42,687	$30,244	$74,151	$56,250
Average common shares outstanding	84,903	84,341	84,776	84,260
Net income per share	$0.50	$0.36	$0.87	$0.67

Diluted EPS
Net income	$42,687	$30,244	$74,151	$56,250
Average common shares outstanding	84,903	84,341	84,776	84,260
Add: Dilutive effect of employee restricted stock and stock options	576	475	678	539
Average diluted shares outstanding	85,479	84,816	85,454	84,799
Net income per share	$0.50	$0.36	$0.87	$0.66
Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of securities AFS and HTM at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$25,237	$219	$(377)	$25,079
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	2,338,389	12,783	(157,623)	2,193,549
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	272,432	3,760	(7,140)	269,052
Private mortgage-backed securities and collateralized mortgage obligations	113,420	281	(6,289)	107,412
CLOs	257,962	540	(597)	257,905
Obligations of state and political subdivisions	7,141	—	(1,400)	5,741
Other debt securities	7,389	58	—	7,447
Totals	$3,021,970	$17,641	$(173,426)	$2,866,185
HTM Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$525,437	$—	$(102,879)	$422,558
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	87,875	—	(7,246)	80,629
Totals	$613,312	$—	$(110,125)	$503,187

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$28,233	$29	$(522)	$27,740
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,777,274	1,237	(190,536)	1,587,975
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	206,537	1,195	(10,283)	197,449
Private mortgage-backed securities and collateralized mortgage obligations	129,475	149	(8,382)	121,242
CLOs	278,342	788	(166)	278,964
Obligations of state and political subdivisions	7,139	—	(1,449)	5,690
Other debt securities	7,389	94	—	7,483
Totals	$2,434,389	$3,492	$(211,338)	$2,226,543
HTM Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$546,444	$—	$(117,620)	$428,824
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	88,742	—	(9,972)	78,770
Totals	$635,186	$—	$(127,592)	$507,594

During the three months ended June 30, 2025 and June 30, 2024, there were no sales of securities. During the six months ended June 30, 2025, there were no sales of securities. During the six months ended June 30, 2024, debt securities with a fair value of $86.8 million were sold, with gross losses of $3.8 million. Included in “Securities gains (losses), net” are increases of $39 thousand and $0.2 million, respectively, for the three and six months ended June 30, 2025, and decreases of $44 thousand and $0.2 million, respectively, for the three and six months ended June 30, 2024 in the value of investments in mutual funds that invest in CRA-qualified debt securities.
At June 30, 2025, debt securities with a fair value of $1.4 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities HTM and AFS as of June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$103	$101
Due after one year through five years	—	—	6,085	6,101
Due after five years through ten years	—	—	9,584	9,708
Due after ten years	—	—	16,606	14,910
	—	—	32,378	30,820

Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	525,437	422,558	2,338,389	2,193,549
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	87,875	80,629	272,432	269,052
Private mortgage-backed securities and collateralized mortgage obligations	—	—	113,420	107,412
CLOs	—	—	257,962	257,905
Other debt securities	—	—	7,389	7,447
Totals	$613,312	$503,187	$3,021,970	$2,866,185
The estimated fair value of a security is determined based on market quotations, when available, or, if not available, by using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, or using observable market data. The tables below indicate the fair value of AFS debt securities with unrealized losses for which no allowance for credit losses has been recorded.

	June 30, 2025
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$373	$(1)	$15,491	$(376)	$15,864	$(377)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	362,289	(4,647)	711,043	(152,976)	1,073,332	(157,623)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	—	94,901	(7,140)	94,901	(7,140)
Private mortgage-backed securities and collateralized mortgage obligations	—	—	89,909	(6,289)	89,909	(6,289)
CLOs	108,779	(564)	7,427	(33)	116,206	(597)
Obligations of state and political subdivisions	329	(7)	5,412	(1,393)	5,741	(1,400)
Totals	$471,770	$(5,219)	$924,183	$(168,207)	$1,395,953	$(173,426)
[1]Comprised of 362 individual securities.

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$4,825	$(13)	$18,060	$(509)	$22,885	$(522)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	648,967	(7,578)	739,363	(182,958)	1,388,330	(190,536)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	13,200	(222)	107,041	(10,061)	120,241	(10,283)
Private mortgage-backed securities and collateralized mortgage obligations	7,178	(16)	101,242	(8,366)	108,420	(8,382)
CLOs	43,410	(152)	7,596	(14)	51,006	(166)
Obligations of state and political subdivisions	319	(15)	5,371	(1,434)	5,690	(1,449)
Totals	$717,899	$(7,996)	$978,673	$(203,342)	$1,696,572	$(211,338)
[1]Comprised of 377 individual securities.
At June 30, 2025, the Company had unrealized losses of $0.4 million on U.S. Treasury securities and obligations of U.S. government agencies having a fair value of $15.9 million. These securities are either explicitly or implicitly guaranteed by the full faith and credit of the U.S. government. The Company does not expect individual securities issued by the U.S. Treasury, a U.S. agency, or a sponsored U.S. agency to incur future losses of principal. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2025, no allowance for credit losses has been recorded.
At June 30, 2025, the Company had unrealized losses of $164.8 million on commercial and residential mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.2 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2025, no allowance for credit losses has been recorded.
At June 30, 2025, the Company had $6.3 million of unrealized losses on private label residential and commercial mortgage-backed securities and collateralized mortgage obligations having a fair value of $89.9 million. The securities have weighted-average credit support of 22%. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2025, no allowance for credit losses has been recorded.
At June 30, 2025, the Company had $0.6 million of unrealized losses in floating rate CLOs having a fair value of $116.2 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of June 30, 2025, all positions held by the Company are in AAA and AA tranches, with weighted-average credit support of 37% and 26%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2025, no allowance for credit losses has been recorded.

At June 30, 2025, the Company had $1.4 million of unrealized losses on municipal securities having a fair value of $5.7 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. As a result, as of June 30, 2025, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments, and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if a default were to occur. As a result, as of June 30, 2025, no allowance for credit losses has been recorded. The Company has the intent and ability to hold these securities until maturity.
Included in Other Assets at June 30, 2025 and December 31, 2024 is $100.2 million and $77.3 million, respectively, of FHLB and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $11.5 million and $1.0 million, respectively, at June 30, 2025, and $9.2 million and $1.0 million, respectively, at December 31, 2024, is included in Other Assets. Also included in Other Assets are investments in CRA-qualified mutual funds carried at fair value of $13.8 million and $13.5 million at June 30, 2025 and December 31, 2024, respectively.
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
•CRE - owner occupied: Loans are extended to commercial customers for the purpose of acquiring or refinancing real estate to be occupied by the borrower’s business. These loans are collateralized by the subject property and the repayment of these loans is largely dependent on the performance of the company occupying the property.
•CRE - non-owner occupied: Loans are extended to commercial customers for the purpose of acquiring or refinancing commercial property where occupancy by the borrower is not their primary intent. These loans are viewed primarily as cash flow loans, collateralized by the subject property, and the repayment of these loans is largely dependent on rental income from third parties or from the sale of the property.
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

The following tables present net loan balances by segment for portfolio loans, PCD loans and loans purchased which are not considered purchase credit deteriorated (“Non-PCD”) as of:

	June 30, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$561,128	$41,425	$526	$603,079
CRE - owner occupied	1,313,169	437,536	28,225	1,778,930
CRE - non-owner occupied	2,514,409	1,024,781	85,338	3,624,528
Residential real estate	1,976,802	687,933	13,307	2,678,042
Commercial and financial	1,559,314	165,207	16,637	1,741,158
Consumer	146,796	36,128	163	183,087
Totals	$8,071,618	$2,393,010	$144,196	$10,608,824

	December 31, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$568,148	$79,370	$535	$648,053
CRE - owner occupied	1,177,538	477,459	31,632	1,686,629
CRE - non-owner occupied	2,243,056	1,156,849	103,903	3,503,808
Residential real estate	1,882,955	719,589	14,241	2,616,785
Commercial and financial	1,424,689	199,146	27,519	1,651,354
Consumer	155,786	37,282	253	193,321
Totals	$7,452,172	$2,669,695	$178,083	$10,299,950
The amortized cost basis of loans included net deferred costs of $45.6 million at June 30, 2025 and $43.9 million at December 31, 2024. At June 30, 2025, the remaining fair value adjustments on acquired loans were $108.5 million, or 4.1% of the outstanding acquired loan balances, compared to $128.1 million, or 4.3% of the acquired loan balances at December 31, 2024. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $39.0 million and $38.1 million at June 30, 2025 and December 31, 2024, respectively.

The following tables present the status of net loan balances as of June 30, 2025 and December 31, 2024.

	June 30, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$560,311	$—	$—	$—	$817	$561,128
CRE - owner occupied	1,301,534	838	—	—	10,797	1,313,169
CRE - non-owner occupied	2,513,812	586	—	—	11	2,514,409
Residential real estate	1,965,284	4,182	326	—	7,010	1,976,802
Commercial and financial	1,549,656	704	982	—	7,972	1,559,314
Consumer	146,102	307	45	—	342	146,796
Total Portfolio Loans	$8,036,699	$6,617	$1,353	$—	$26,949	$8,071,618

Acquired Non-PCD Loans
Construction and land development	$40,782	$24	$—	$—	$619	$41,425
CRE - owner occupied	431,451	2,109	—	255	3,721	437,536
CRE - non-owner occupied	1,020,834	62	—	—	3,885	1,024,781
Residential real estate	676,375	1,119	282	—	10,157	687,933
Commercial and financial	162,079	123	3	—	3,002	165,207
Consumer	33,315	—	—	—	2,813	36,128
Total Acquired Non-PCD Loans	$2,364,836	$3,437	$285	$255	$24,197	$2,393,010

PCD Loans
Construction and land development	$40	$—	$—	$—	$486	$526
CRE - owner occupied	26,481	—	—	—	1,744	28,225
CRE - non-owner occupied	76,852	2,098	—	—	6,388	85,338
Residential real estate	12,486	—	166	—	655	13,307
Commercial and financial	12,857	—	—	—	3,780	16,637
Consumer	163	—	—	—	—	163
Total PCD Loans	$128,879	$2,098	$166	$—	$13,053	$144,196

Total Loans	$10,530,414	$12,152	$1,804	$255	$64,199	$10,608,824

	December 31, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$567,896	$127	$—	$—	$125	$568,148
CRE - owner occupied	1,172,287	3,083	—	—	2,168	1,177,538
CRE - non-owner occupied	2,225,216	833	—	—	17,007	2,243,056
Residential real estate	1,866,295	5,466	450	—	10,744	1,882,955
Commercial and financial	1,411,623	1,075	106	—	11,885	1,424,689
Consumer	152,129	331	5	—	3,321	155,786
Total Portfolio Loans	$7,395,446	$10,915	$561	$—	$45,250	$7,452,172

Acquired Non-PCD Loans
Construction and land development	$78,728	$8	$99	$—	$535	$79,370
CRE - owner occupied	473,118	2,414	—	—	1,927	477,459
CRE - non-owner occupied	1,151,541	148	—	—	5,160	1,156,849
Residential real estate	706,566	1,064	131	—	11,828	719,589
Commercial and financial	195,853	—	—	35	3,258	199,146
Consumer	32,375	11	1	—	4,895	37,282
Total Acquired Non-PCD Loans	$2,638,181	$3,645	$231	$35	$27,603	$2,669,695

PCD Loans
Construction and land development	$43	$—	$—	$—	$492	$535
CRE - owner occupied	26,987	—	—	—	4,645	31,632
CRE - non-owner occupied	96,188	—	—	—	7,715	103,903
Residential real estate	12,752	—	—	167	1,322	14,241
Commercial and financial	22,153	—	—	—	5,366	27,519
Consumer	200	—	—	—	53	253
Total PCD Loans	$158,323	$—	$—	$167	$19,593	$178,083

Total Loans	$10,191,950	$14,560	$792	$202	$92,446	$10,299,950

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is paid down to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized interest income of $1.5 million and $0.7 million on nonaccrual loans during the three months ended June 30, 2025 and June 30, 2024, respectively. The Company recognized $2.2 million and $0.9 million in interest income on nonaccrual loans during the six months ended June 30, 2025 and June 30, 2024, respectively.

The following tables present net balances of loans on nonaccrual status and the related allowance for credit losses, if any, as of:

	June 30, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$486	$1,436	$1,922
CRE - owner occupied	5,291	10,971	16,262
CRE - non-owner occupied	9,941	343	10,284
Residential real estate	5,570	12,252	17,822
Commercial and financial	—	14,754	14,754
Consumer	—	3,155	3,155
Totals	$21,288	$42,911	$64,199

	December 31, 2024
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$492	$660	$1,152
CRE - owner occupied	2,622	6,118	8,740
CRE - non-owner occupied	29,449	433	29,882
Residential real estate	6,462	17,432	23,894
Commercial and financial	2,703	17,806	20,509
Consumer	2,416	5,853	8,269
Totals	$44,144	$48,302	$92,446

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
The following tables present the risk rating of loans and year-to-date1 gross charge offs by year of origination as of:

	June 30, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Construction and Land Development
Risk Ratings:
Pass	$28,831	$182,713	$153,056	$46,156	$38,869	$45,851	$98,815	$—	$594,291
Special Mention	—	—	985	—	—	653	—	—	1,638
Substandard	—	—	5,228	147	84	974	717	—	7,150
Doubtful	—	—	—	—	—	—	—	—	—
Total	$28,831	$182,713	$159,269	$46,303	$38,953	$47,478	$99,532	$—	$603,079
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE - owner occupied
Risk Ratings:
Pass	$151,964	$177,963	$135,950	$243,198	$246,062	$719,616	$25,142	$—	$1,699,895
Special Mention	—	3,835	13,041	8,643	738	24,522	—	—	50,779
Substandard	—	400	—	8,439	371	18,718	328	—	28,256
Doubtful	—	—	—	—	—	—	—	—	—
Total	$151,964	$182,198	$148,991	$260,280	$247,171	$762,856	$25,470	$—	$1,778,930
Gross Charge Offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE - non-owner occupied
Risk Ratings:
Pass	$228,637	$496,754	$230,043	$840,495	$542,839	$1,158,990	$21,167	$—	$3,518,925
Special Mention	—	25	2,693	9,700	5,532	20,017	—	—	37,967
Substandard	—	—	—	36,221	7,911	23,504	—	—	67,636
Doubtful	—	—	—	—	—	—	—	—	—
Total	$228,637	$496,779	$232,736	$886,416	$556,282	$1,202,511	$21,167	$—	$3,624,528
Gross Charge Offs	$—	$—	$—	$—	$—	$320	$—	$—	$320
Residential real estate
Risk Ratings:
Pass	$78,858	$148,970	$152,882	$462,937	$608,024	$555,192	$551,955	$96,956	$2,655,774
Special Mention		—	—	—	—	363	3,046	—	3,409
Substandard	—	93	—	5,647	1,387	4,100	5,402	2,230	18,859
Doubtful	—	—	—	—	—	—	—	—	—
Total	$78,858	$149,063	$152,882	$468,584	$609,411	$559,655	$560,403	$99,186	$2,678,042
Gross Charge Offs	$—	$—	$—	$—	$206	$1	$19	$—	$226
Commercial and financial
Risk Ratings:
Pass	$238,575	$362,272	$149,058	$228,996	$207,631	$144,922	$375,047	$—	$1,706,501
Special Mention	—	813	378	908	4,216	3,730	5,431	—	15,476
Substandard	—	—	559	2,271	3,809	7,307	2,071	—	16,017
Doubtful	—	—	—	1,674	—	—	1,490	—	3,164
Total	$238,575	$363,085	$149,995	$233,849	$215,656	$155,959	$384,039	$—	$1,741,158
Gross Charge Offs	$—	$—	$85	$148	$747	$8,152	$600	$—	$9,732
Consumer
Risk Ratings:
Pass	$6,962	$14,274	$10,415	$22,327	$17,592	$38,267	$69,905	$—	$179,742
Special Mention	—	41	1	2,808	—	—	118	—	2,968
Substandard	—	—	10	76	—	291	—	—	377
Doubtful	—	—	—	—	—	—	—	—	—
Total	$6,962	$14,315	$10,426	$25,211	$17,592	$38,558	$70,023	$—	$183,087
Gross Charge Offs	$343	$105	$7	$1,221	$108	$43	$98	$—	$1,925
Consolidated
Total	$733,827	$1,388,153	$854,299	$1,920,643	$1,685,065	$2,767,017	$1,160,634	$99,186	$10,608,824
Gross Charge Offs[1]	$343	$105	$92	$1,369	$1,061	$8,516	$717	$—	$12,203

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Construction and Land Development
Risk Ratings:
Pass	$113,993	$160,801	$161,122	$39,276	$8,547	$36,342	$126,659	$—	$646,740
Special Mention	—	—	—	—	—	75	—	—	75
Substandard	—	—	183	90	—	965	—	—	1,238
Doubtful	—	—	—	—	—	—	—	—	—
Total	$113,993	$160,801	$161,305	$39,366	$8,547	$37,382	$126,659	$—	$648,053
Gross Charge Offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
CRE - owner occupied
Risk Ratings:
Pass	$184,312	$139,197	$260,266	$257,711	$153,702	$628,391	$20,674	$—	$1,644,253
Special Mention	—	—	4,975	2,344	2,418	7,965	1	—	17,703
Substandard	89	1,061	2,821	377	5,870	14,106	349	—	24,673
Doubtful	—	—	—	—	—	—	—	—	—
Total	$184,401	$140,258	$268,062	$260,432	$161,990	$650,462	$21,024	$—	$1,686,629
Gross Charge Offs	$—	$—	$179	$—	$—	$162	$—	$—	$341
CRE - non-owner occupied
Risk Ratings:
Pass	$495,361	$236,306	$820,739	$581,892	$237,777	$1,012,209	$24,752	$—	$3,409,036
Special Mention	27	—	4,773	1,269	5,265	25,245	—	—	36,579
Substandard	—	—	10,462	10,684	16,437	20,610	—	—	58,193
Doubtful	—	—	—	—	—	—	—	—	—
Total	$495,388	$236,306	$835,974	$593,845	$259,479	$1,058,064	$24,752	$—	$3,503,808
Gross Charge Offs	$—	$—	$—	$—	$89	$1,396	$—	$—	$1,485
Residential real estate
Risk Ratings:
Pass	$93,644	$146,836	$469,071	$630,378	$152,116	$483,150	$517,136	$96,256	$2,588,587
Special Mention	—	—	—	—	—	164	3,434	22	3,620
Substandard	149	—	4,706	1,212	83	6,767	9,440	2,221	24,578
Doubtful	—	—	—	—	—	—	—	—	—
Total	$93,793	$146,836	$473,777	$631,590	$152,199	$490,081	$530,010	$98,499	$2,616,785
Gross Charge Offs	$—	$—	$—	$—	$40	$62	$32	$—	$134
Commercial and financial
Risk Ratings:
Pass	$373,569	$180,423	$253,120	$232,427	$82,964	$117,276	$362,701	$—	$1,602,480
Special Mention	—	382	755	2,839	232	1,904	2,163	—	8,275
Substandard	—	115	8,547	9,810	6,147	10,604	5,376	—	40,599
Doubtful	—	—	—	—	—	—	—	—	—
Total	$373,569	$180,920	$262,422	$245,076	$89,343	$129,784	$370,240	$—	$1,651,354
Gross Charge Offs	$—	$—	$2,762	$10,669	$—	$3,111	$1,074	$—	$17,616
Consumer
Risk Ratings:
Pass	$14,627	$14,049	$26,332	$20,721	$11,682	$30,022	$67,562	$—	$184,995
Special Mention	—	5	1	—	—	—	54	—	60
Substandard	75	25	4,953	40	2,435	737	1	—	8,266
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,702	$14,079	$31,286	$20,761	$14,117	$30,759	$67,617	$—	$193,321
Gross Charge Offs	$789	$457	$5,471	$4,828	$255	$221	$267	$—	$12,288
Consolidated
Total	$1,275,846	$879,200	$2,032,826	$1,791,070	$685,675	$2,396,532	$1,140,302	$98,499	$10,299,950
Gross Charge Offs[1]	$789	$457	$8,412	$15,497	$384	$4,953	$1,373	$—	$31,865
1 Represents gross charge-offs for the six months ended June 30, 2025.and year ended December 31, 2024.

Troubled Borrower Modifications
The following table presents the amortized cost of TBM loans that were modified during the six months ended June 30, 2025.

	June 30, 2025
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total[1]	% of Total Class of Loans
Construction and land development	$—	$—	$—	—%
CRE - owner occupied	81	—	81	—
CRE - non-owner occupied	—	—	—	—%
Residential real estate	—	239	239	0.01%
Commercial and financial	71	2,873	2,944	0.17%
Consumer	—	—	—	—%
Totals	$152	$3,112	$3,264	0.03%
1At June 30, 2025, there were no unfunded lending related commitments associated with TBMs.

	June 30, 2024
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total[1]	% of Total Class of Loans
Construction and land development	$—	$—	$—	—%
CRE - owner occupied	3,257	—	3,257	0.20
CRE - non-owner occupied	794	3,203	3,997	0.12%
Residential real estate	—	130	130	0.01%
Commercial and financial	2,543	1,293	3,836	0.24%
Consumer	—	967	967	0.42%
Totals	$6,594	$5,593	$12,187	0.12%
1At June 30, 2024, there were no unfunded lending related commitments associated with TBMs.

The following table presents the payment status of TBM loans that were modified in the twelve months prior to June 30, 2025 and in the twelve months prior to June 30, 2024.

	June 30, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Construction and Land Development	$110	$—	$—	$—	$—	$110
CRE - owner occupied	81	—	—	—	—	81
CRE - non-owner occupied	—	—	—	—	—	—
Residential real estate	6	—	—	—	464	470
Commercial and financial	1,532	—	—	—	1,843	3,375
Consumer	—	—	—	—	—	—
Totals	$1,729	$—	$—	$—	$2,307	$4,036

	June 30, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due		Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Construction and Land Development	$—	$—	—	$—	$—	$—	$—
CRE - owner occupied	98	520		—	—	2,738	3,356
CRE - non owner occupied	—	—		—	—	3,997	3,997
Residential real estate	125	—		—	—	99	224
Commercial and financial	3,151	—		—	—	7,410	10,561
Consumer	907	640		304	207	165	2,223
Totals	$4,281	$1,160		$304	$207	$14,409	$20,361
TBM loans modified in the prior 12 months with a payment default during the six months ended June 30, 2025 and June 30, 2024 were immaterial.

Note 5 – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended June 30, 2025
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,772	$(221)	$—	$5	$6,556
CRE - owner occupied	12,598	343	—	1	12,942
CRE - non-owner occupied	45,191	1,055	—	381	46,627
Residential real estate	40,348	1,544	(225)	20	41,687
Commercial and financial	27,611	1,903	(3,263)	858	27,109
Consumer	7,747	(245)	(438)	199	7,263
Totals	$140,267	$4,379	$(3,926)	$1,464	$142,184

	Three Months Ended June 30, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$7,001	$(1,515)	$(1)	$8	$5,493
CRE - owner occupied	10,017	1,866	(302)	1	11,582
CRE - non-owner occupied	46,601	(1,254)	(19)	106	45,434
Residential real estate	38,628	638	(122)	65	39,209
Commercial and financial	30,707	4,706	(7,950)	966	28,429
Consumer	13,715	477	(3,031)	333	11,494
Totals	$146,669	$4,918	$(11,425)	$1,479	$141,641

	Six Months Ended June 30, 2025
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$7,252	$(704)	$—	$8	$6,556
CRE - owner occupied	11,825	1,115	—	2	12,942
CRE - non-owner occupied	43,866	1,933	(320)	1,148	46,627
Residential real estate	39,168	2,704	(226)	41	41,687
Commercial and financial	27,533	8,337	(9,732)	971	27,109
Consumer	8,411	244	(1,925)	533	7,263
Totals	$138,055	$13,629	$(12,203)	$2,703	$142,184

	Six Months Ended June 30, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$8,637	$(3,155)	$(1)	$12	$5,493
CRE - owner occupied	5,529	6,350	(302)	5	11,582
CRE - non-owner occupied	48,288	(2,875)	(103)	124	45,434
Residential real estate	39,016	7	(122)	308	39,209
Commercial and financial	34,343	3,205	(10,606)	1,487	28,429
Consumer	13,118	2,754	(4,919)	541	11,494
Totals	$148,931	$6,286	$(16,053)	$2,477	$141,641

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
As of June 30, 2025 and December 31, 2024, the Company utilized a multiple scenario model comprised of a blend of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the scenarios, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions. Outcomes could differ from the scenarios utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.
The following section discusses changes in the level of the allowance for credit losses for the three months ended June 30, 2025.
The allowance increased $1.9 million, or 1.4%, during the second quarter of 2025 to $142.2 million, or 1.34% of loans held for investment as of June 30, 2025.
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
In the CRE - Owner-Occupied segment, the allowance increased due to an increase in loan balances. Risk characteristics include, but are not limited to, collateral type, note structure and loan seasoning.
In the CRE - Non-Owner-Occupied segment, the allowance increase is driven by higher loan balances. Repayment is often dependent upon rental income from the successful operation of the underlying property or from the sale of the property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.
The Residential Real Estate segment includes residential mortgage, home equity loans, and HELOCs. The increase in the allowance is reflective of an increase in outstanding loan balances. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, LTV ratios, and loan seasoning.
In the Commercial and Financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The decrease in allowance was primarily driven by improvement in the macroeconomic variables for this segment. Industry, collateral type, estimated collateral values, and loan seasoning are among the relevant factors in assessing expected losses.

Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, LTV ratios, loan seasoning and FICO score. The decrease in allowance for consumer loans was driven by a decrease in loan balances.
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
Interest Rate Swaps Designated as Fair Value Hedges
The Company periodically enters into interest rate swap contracts to hedge the risk of changes in fair value of the AFS securities portfolio due to changes in SOFR. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in other comprehensive income. These derivative instruments are primarily for risk management purposes. There were no securities fair value hedges at June 30, 2025. For the three and six months ended June 30, 2025, the Company recognized, through other comprehensive income, net losses of $0.1 million and $0.4 million, respectively, and reclassified net losses of $0.5 million in each period out of accumulated other comprehensive income into interest income. For the three and six months ended June 30, 2024, the Company recognized through other comprehensive income, net losses of $0.6 million and net gains of $0.8 million, respectively, and reclassified net gains of $0.1 million and $45 thousand, respectively, out of accumulated other comprehensive income into interest income.
The Company has entered into interest rate swap contracts to hedge the risk of changes in the fair value of a pool of residential mortgages due to changes in SOFR. These fair value hedges utilize the portfolio layer method. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in interest income. These derivative instruments are primarily for risk management purposes. For the three and six months ended June 30, 2025, the Company recognized losses through interest income of $0.1 million and $17 thousand, respectively. For the three and six months ended June 30, 2024, the Company recognized gains through interest income of $0.5 million and $0.9 million, respectively.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2025
Interest rate contracts[1]	$1,025,092	$26,743	Other Assets and Other Liabilities
Residential mortgage fair value hedges	200,000	61	Other Assets
Residential mortgage fair value hedges	200,000	74	Other Liabilities

December 31, 2024
Interest rate contracts[1]	$910,640	$28,184	Other Assets and Other Liabilities
Securities fair value hedges	400,000	436	Other Assets
Residential mortgage fair value hedges	400,000	121	Other Assets and Other Liabilities
[1]Interest rate contracts include risk participation agreements with notional amounts of $48.5 million and $28.9 million at June 30, 2025, and December 31, 2024, respectively with nominal fair value in both periods.

The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Securities AFS[1]	$—	$460,126	$—	$35
Loans, net[2]	568,620	596,632	111	283
1 At December 31, 2024, the amortized cost basis and unallocated basis adjustments used in hedging relationships was $553.8 million. Refer to “Note 3 - Securities” for a reconciliation of the amortized cost and fair value of AFS securities.

[2] These amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2025, the portfolio layer method was $400 million, of which $400 million was designated as hedged. At December 31, 2024, the portfolio layer method was $400 million, of which $400 million was designated as hedged.

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	June 30, 2025	December 31, 2024
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$229,936	$237,074

Note 8 – Regulatory Capital
The Company is well-capitalized and at June 30, 2025, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the CET1 capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well-capitalized banks under the regulatory framework for prompt corrective action.
Note 9 – Contingent Liabilities
The Company and its subsidiaries, because of the nature of their business, are at all times subject to numerous legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial condition, operating results or cash flows.
Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2025 and December 31, 2024 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2025
Financial Assets
Debt securities AFS[1]	$2,866,185	$198	$2,865,987	$—
Derivative financial instruments[2]	26,804	—	26,804	—
Loans held for sale[2]	8,610	—	8,610	—
Loans[3]	5,341	—	—	5,341
OREO[3]	5,335	—	—	5,335
Equity securities[4]	13,756	13,756	—	—
Financial Liabilities
Derivative financial instruments[2]	$26,817	$—	$26,817	$—

At December 31, 2024
Financial Assets
Debt securities AFS[1]	$2,226,543	$196	$2,226,347	$—
Derivative financial instruments[2]	28,741	—	28,741	—
Loans held for sale[2]	17,277	—	17,277	—
Loans[3]	1,839	—	—	1,839
OREO[3]	6,421	—	—	6,421
Equity securities[4]	13,521	13,521	—	—
Financial Liabilities
Derivative financial instruments[2]	$28,305	$—	$28,305	$—
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

Loans and OREO: Fair values of collateral-dependent real estate loans and OREO are based on recent real estate appraisals less estimated costs of sale. Evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time but none were made by management. As such, the fair values of these loans and properties are considered Level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $5.6 million with a specific reserve of $0.3 million at June 30, 2025, compared to $3.0 million with a specific reserve of $1.2 million at December 31, 2024.
For recurring fair value measurements, transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the six months ended June 30, 2025, there were no such transfers.
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 16 - Fair Value” of the Annual Report on Form 10-K for the year ended December 31, 2024.
The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of June 30, 2025 and December 31, 2024 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Financial Assets
HTM debt securities[1]	$613,312	$—	$503,187	$—
Time deposits with other banks	1,494	—	1,449	—
Loans, net	10,461,299	—	—	10,321,825
Financial Liabilities
Deposits	12,497,598	—	—	12,496,873
FHLB borrowings	715,000	—	712,965	—
Long-term debt	107,298	—	98,905	—

December 31, 2024

HTM debt securities[1]	$635,186	$—	$507,594	$—
Time deposits with other banks	3,215	—	3,194	—
Loans, net	10,160,056	—	—	10,019,964
Financial Liabilities
Deposits	12,242,427	—	—	12,242,205
FHLB borrowings	245,000	—	243,795	—
Long-term debt	106,966	—	95,563	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2025 and December 31, 2024:

HTM debt securities: These debt securities are reported at fair value utilizing Level 2 inputs. The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available.
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
Investments at NAV: The Company has equity investments in SBICs accounted for under the fair value practical expedient of NAV totaling $23.6 million at June 30, 2025 and $21.1 million at December 31, 2024, which are not included in the fair value hierarchy. These investments are made primarily through various SBIC funds as a strategy to provide expansion and growth opportunities to small businesses and are subject to various risks, including market, liquidity and credit risk. SBICs are generally structured to operate for approximately 10 years and the Company’s investments are not redeemable. Distributions are received through the liquidation of the underlying assets, which is expected to occur over the next 5-10 years. Unfunded commitments related to these investments were $7.1 million at both June 30, 2025 and December 31, 2024.
Deposit liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.
Note 11 – Business Combinations
Third Quarter of 2025 Acquisition of Heartland Bancshares, Inc.
On July 11, 2025, the Company completed its acquisition of Heartland, adding approximately $157 million in loans and $684 million in deposits, along with four branches in Central Florida. Integration activities, including system conversion, are expected to be finalized later in the third quarter of 2025. The Company acquired 100% of the outstanding common and preferred stock of Heartland. Under the terms of the definitive agreement, Heartland shareholders received a combination of cash and stock, with the final consideration totaling $111.2 million.

(In thousands, except per share data)	July 11, 2025
Number of Heartland shares outstanding at closing	756
Per share exchange ratio for Heartland shares receiving stock	4.9263
Number of shares of SBCF common stock issued	1,862
Multiplied by SBCF price per share at July 11, 2025	$29.29
Value of SBCF common stock issued	$54,547

Per share cash consideration for Heartland shares receiving cash	$147.10
Cash consideration paid to Heartland shareholders, including cash paid for fractional shares	$55,622
Cash paid to Heartland option holders	1,054
Total purchase price	$111,224
The acquisition of Heartland will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company’s assessment of the fair value of assets acquired and the liabilities assumed as of the acquisition date is incomplete at the time of this filing; therefore, certain disclosures have been omitted. The Company expects to recognize goodwill in this transaction, which is expected to be nondeductible for tax purposes.

Proposed Acquisition of Villages Bancorporation, Inc.
On May 29, 2025, the Company announced its proposed acquisition of VBI. The transaction, which is expected to close in the fourth quarter of 2025, will expand the Company’s presence in North Central Florida and into The Villages® community. VBI operates 19 branches with approximately $3.5 billion in deposits and approximately $1.3 billion in loans as of June 30, 2025. Full integration and system conversion activities are expected to be finalized in the second quarter of 2026.
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
The emphasis of this discussion will be on the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2025 compared to December 31, 2024.
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
•The impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within Seacoast’s primary market areas, including the effects of continued inflationary pressures, changes in interest rates, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), slowdowns in economic growth or recession, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing;
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
•Changes in the prices, values and sales volumes of residential and CRE, especially as they relate to the value of collateral supporting the Company’s loans;
•The Company’s concentration in CRE loans and in real estate collateral in Florida;
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
Business Developments
Third Quarter of 2025 Acquisition of Heartland Bancshares, Inc.
On July 11, 2025, the Company completed its acquisition of Heartland, adding approximately $157 million in loans and $684 million in deposits, along with four branches in Central Florida. Integration activities, including system conversion, are expected to be finalized later in the third quarter of 2025. Seacoast expects the transaction to be accretive to earnings in 2026, with modest dilution to tangible book value that is expected to be earned back in approximately two years.
Proposed Acquisition of Villages Bancorporation, Inc.
On May 29, 2025, the Company announced its proposed acquisition of VBI. The transaction, which is expected to close in the fourth quarter of 2025, will expand the Company’s presence in North Central Florida and into The Villages® community. Full integration and system conversion activities are expected to be finalized in the second quarter of 2026.
VBI enjoys the leading market share in the rapidly growing Villages MSA. VBI’s low loan-to-deposit ratio and low cost of deposits provide long-term scalable benefits and the opportunity for margin growth and revenue synergies. Seacoast expects the transaction to be accretive to earnings beginning in 2026, with tangible book value dilution earned back in under three years. The majority of cost savings are expected to be realized in 2026.
Organic Growth and Expansion
Seacoast’s balanced growth strategy includes both acquisitions and organic growth initiatives. Thus far in 2025, Seacoast has expanded its footprint with the opening of two new branch locations in the greater Fort Lauderdale area, and one new branch location in Tampa, along with key additions to its commercial banking leadership and teams. In recent years, Seacoast has added experienced bankers in dynamic and growing markets, leading to significant growth in new relationships.
Results of Operations
Seacoast provides integrated financial services including commercial and consumer banking, wealth management, and mortgage services to customers at 84 full-service branches across Florida, and through advanced mobile and online banking solutions. The Company’s financial results in the second quarter of 2025 include strong growth in loans and lower cost of deposits supporting improved net interest income and net interest margin. Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Highlights for the second quarter of 2025 include:
•Net income of $42.7 million, or $0.50 per average diluted share, an increase of $11.2 million, or 36%, from the prior quarter.

•Strong gains in return on average assets, return on tangible common equity and the efficiency ratio.
•Loans grew 6.4% on an annualized basis to $10.6 billion, and the overall loan pipeline remained robust at $920.9 million.
•Net interest income of $126.9 million, an increase of $8.3 million, or 7%.
•Net interest margin expanded 10 basis points to 3.58% and, excluding accretion on acquired loans, net interest margin expanded five basis points to 3.29%.
•Cost of deposits declined 13 basis points to 1.80%.
•Tangible book value per share of $17.19 increased 12% year over year.
•Strong capital position, with a Tier 1 capital ratio of 14.6% and a tangible common equity to tangible assets ratio of 9.8%.

The Company’s focus on organic customer growth and recent talent additions continues to generate momentum across its markets and business segments.
For the second quarter of 2025, the Company reported net income of $42.7 million, or $0.50 per average diluted share, an increase of $11.2 million, or 36%, from the first quarter of 2025 and an increase of $12.4 million, or 41%, compared to the second quarter of 2024. Adjusted net income1 for the second quarter of 2025 totaled $44.5 million, or $0.52 per average diluted share, an increase of $12.4 million, or 39%, compared to the first quarter of 2025 and an increase of $14.2 million, or 47%, compared to the second quarter of 2024.
For the six months ended June 30, 2025, net income totaled $74.2 million, or $0.87 per average diluted share, an increase of $17.9 million, or 32%, compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, adjusted net income1 totaled $76.6 million, or $0.90 per average diluted share, compared to $61.4 million, or $0.72 per average diluted share for the six months ended June 30, 2024.

	Second	First	Second	Six Months Ended June 30,
	Quarter	Quarter	Quarter
	2025	2025	2024	2025	2024
Return on average assets	1.08%	0.83%	0.82%	0.96%	0.77%
Return on average tangible assets	1.24%	0.98%	1.00%	1.12%	0.94%
Return on average tangible shareholders’ equity	12.82	10.17	10.75	11.52	10.15
Efficiency ratio	56.95	60.28	60.21	58.55	63.48

Adjusted return on average assets[1]	1.13%	0.85%	0.82%	0.99%	0.84%
Adjusted return on average tangible assets[1]	1.29%	1.00%	1.00%	1.15%	1.02%
Adjusted return on average tangible shareholders’ equity[1]	13.31	10.35	10.76	11.86	10.95
Adjusted efficiency ratio[1]	55.36	59.53	60.21	57.37	60.67
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Net Interest Income and Margin
Net interest income for the second quarter of 2025 totaled $126.9 million, an increase of $8.3 million, or 7%, compared to the first quarter of 2025, and an increase of $22.4 million, or 21%, compared to the second quarter of 2024. For the six months ended June 30, 2025, net interest income totaled $245.4 million, an increase of $35.9 million, or 17%, compared to the six months ended June 30, 2024. The increase was driven by higher securities and loan interest income. Securities income increased $3.1 million, or 11%, primarily due to securities purchases in the first half of 2025. Interest income on loans increased by $6.4 million in the second quarter of 2025, reflecting strong loan production and an increase in accretion on acquired loans from higher payoffs. Included in loan interest income was accretion on acquired loans of $10.6 million in the second quarter of 2025, $8.2 million in the first quarter of 2025, and $10.2 million in the second quarter of 2024. Accretion on acquired loans totaled $18.8 million for the six months ended June 30, 2025, compared to $20.8 million for the six months ended June 30, 2024. On the expense side, interest on deposits decreased $3.0 million, or 7%, compared to the prior quarter, and $10.7 million, or 21%, compared to the second quarter of 2024, reflecting a lower cost of deposits. Interest expense on borrowed money increased $3.6 million, or 50%, compared to the first quarter of 2025, and $4.6 million, or 75%, compared to second quarter of
1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

2024, largely due to higher short-term borrowings used to fund strategic purchases of securities in advance of the Heartland acquisition.
Net interest margin (on a FTE basis)1 increased ten basis points to 3.58% in the second quarter of 2025, compared to 3.48% in the first quarter of 2025, and expanded 40 basis points from 3.18% in the second quarter of 2024, largely driven by lower deposit costs. Compared to the first quarter of 2025, securities yields decreased one basis point in the second quarter of 2025 to 3.87% and increased 18 basis points from the second quarter of 2024. The yield on loans increased to 5.98% for the second quarter of 2025, an increase of eight basis points from the first quarter of 2025 and increased five basis points from the second quarter of 2024. The effect on net interest margin of accretion of purchase discounts on acquired loans was an increase of 29 basis points for the second quarter of 2025, 24 basis points in the first quarter of 2025, and 31 basis points in the second quarter of 2024. The cost of deposits was 1.80% in the second quarter of 2025, compared to 1.93% in the first quarter of 2025, and 2.31% in the second quarter of 2024.
For the six months ended June 30, 2025, net interest margin (on a FTE basis)1 increased 32 basis points to 3.53% compared to the six months ended June 30, 2024, largely driven by lower deposit costs. The yield on securities was 3.87% for the six months ended June 30, 2025, compared to 3.59% for the six months ended June 30, 2024. The yield on total loans increased from 5.92% for the six months ended June 30, 2024 to 5.94% for the six months ended June 30, 2025. The effect on net interest margin of accretion of purchase discounts on acquired loans was an increase of 27 basis points for the six months ended June 30, 2025, compared to 31 basis points for the six months ended June 30, 2024. The cost of deposits was 1.87% for the six months ended June 30, 2025, a decrease of 38 basis points compared to the six months ended June 30, 2024.
The following table details the trend for net interest income and margin results (on a FTE basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Second quarter 2025	$127,295	3.58%	5.45%	2.66%
First quarter 2025	118,857	3.48%	5.41%	2.74%
Second quarter 2024	104,657	3.18%	5.47%	3.33%

Six months ended June 30, 2025	246,153	3.53%	5.43%	2.70%
Six months ended June 30, 2024	209,954	3.21%	5.44%	3.26%
1On a FTE basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Average loans increased $175.5 million, or 2%, for the second quarter of 2025 compared to the first quarter of 2025, and increased $553.9 million, or 6%, from the second quarter of 2024. For the six months ended June 30, 2025, average loans increased $451.8 million, or 5%, from the six months ended June 30, 2024.
Average loans as a percentage of average earning assets totaled 74% for the second quarter of 2025, 75% for the first quarter of 2025 and 76% for the second quarter of 2024. For the six months ended June 30, 2025, average loans as a percentage of average earning assets totaled 75%, compared to 76% for the six months ended June 30, 2024.
During the second quarter of 2025, average investment securities increased $291.6 million, or 9.5%, compared to the first quarter of 2025, and increased $735.0 million, or 27.9%, compared to the second quarter of 2024. Securities yields decreased one basis point to 3.87% during the second quarter of 2025 from 3.88% in the first quarter of 2025. For the six months ended June 30, 2025, average investment securities were $3.2 billion, an increase of $615.2 million compared to the six months ended June 30, 2024.
The cost of average interest-bearing liabilities decreased eight basis points in the second quarter of 2025 to 2.66% from 2.74% in the first quarter of 2025, and decreased 67 basis points from 3.33% in the second quarter of 2024. The cost of average total deposits (including noninterest bearing demand deposits) was 1.80% in the second quarter of 2025, 1.93% in the first quarter of 2025 and 2.31% in the second quarter of 2024. For the six months ended June 30, 2025, the cost of average total deposits (including noninterest bearing demand deposits) was 1.87% compared to 2.25% for the six months ended June 30, 2024.
During the second quarter of 2025, average transaction deposits (noninterest and interest-bearing demand) increased $23.9 million compared to the first quarter of 2025 and increased $132.1 million, or 2%, compared to the second quarter of 2024. For the six months ended June 30, 2025, average transaction deposits decreased $189.8 million, or 3%, compared to the six months ended June 30, 2024. Declines reflect shifts in customer preference during the periods toward money market accounts, which increased $598.1 million, or 17%, in the six months ended June 30, 2025 compared to the prior year period. The Company’s deposit mix remains favorable, with 86% of average deposit balances comprised of savings, money market, and demand deposits for the six months ended June 30, 2025.
Average balances of sweep repurchase agreements with customers decreased $15.3 million, or 8%, from the first quarter of 2025 and decreased $107.6 million, or 37%, compared to the second quarter of 2024. The average rate on customer sweep repurchase accounts was 2.62% for the second quarter of 2025, compared to 2.73% for the first quarter of 2025, and 3.68% for the second quarter of 2024. For the six months ended June 30, 2025, the average balance was $193.6 million, compared to an average balance of $313.5 million for the six months ended June 30, 2024 with average rates of 2.68% and 3.70%, respectively.
The Company had an average balance of $724.2 million in FHLB borrowings outstanding for the second quarter of 2025, with an average interest rate of 4.32%, compared to $382.8 million for the first quarter of 2025, with an average interest rate of 4.32%, and $149.2 million for the second quarter of 2024, with an average interest rate of 4.29%. The Company had an average balance of $554.5 million in FHLB borrowings outstanding for the six months ended June 30, 2025, with an average interest rate of 4.32%, compared to $125.8 million for the six months ended June 30, 2024, with an average interest rate of 4.08%.
Long-term debt balances averaged $107.2 million in the second quarter of 2025, $107.0 million in the first quarter of 2025, and $106.5 million in the second quarter of 2024. The average rate on long-term debt for the second quarter of 2025 was 6.41%, a decrease of four basis points compared to the first quarter of 2025 and a decrease of 62 basis points compared to the second quarter of 2024. For the six months ended June 30, 2025, long-term debt averaged $107.1 million, compared to $106.5 million for the six months ended June 30, 2024. The average rate on long-term debt for the six months ended June 30, 2025 was 6.42%, a decrease of 75 basis points compared to the six months ended June 30, 2024.

The following tables detail average balances, net interest income and margin results (on a FTE basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

		2025						2024
		Second Quarter			First Quarter			Second Quarter
		Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)		Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	`	$3,364,825	$32,479	3.87%	$3,073,108	$29,381	3.88%	$2,629,716	$24,155	3.69%
Nontaxable		5,321	40	3.02	5,436	41	3.06	5,423	40	2.97
Total Securities		3,370,146	32,519	3.87	3,078,544	29,422	3.88	2,635,139	24,195	3.69

Federal funds sold		183,268	2,041	4.47	265,503	2,945	4.50	510,401	6,967	5.49
Interest bearing deposits with other banks and other investments		137,726	1,720	5.01	105,195	1,254	4.83	98,942	1,361	5.53
Total Loans, net		10,558,997	157,499	5.98	10,383,497	150,973	5.90	10,005,122	147,518	5.93
Total Earning Assets		14,250,137	193,779	5.45	13,832,739	184,594	5.41	13,249,604	180,041	5.47

Allowance for credit losses		(141,442)			(138,300)			(146,380)
Cash and due from banks		152,562			158,750			168,439
Premises and equipment, net		108,206			108,651			110,709
Intangible assets		796,431			801,687			818,914
BOLI		312,384			309,831			302,165
Other assets including deferred tax assets		322,916			322,284			336,256
Total Assets		$15,801,194			$15,395,642			$14,839,707

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand		$2,622,944	$10,249	1.57%	$2,706,065	$11,069	1.66%	$2,670,569	$14,946	2.25%
Savings		545,718	881	0.65	529,711	698	0.53	584,490	560	0.39
Money market		4,122,147	29,505	2.87	4,149,460	31,859	3.11	3,665,858	35,813	3.93
Time deposits		1,700,128	15,120	3.57	1,647,938	14,973	3.68	1,631,290	17,928	4.42
Securities sold under agreements to repurchase		185,977	1,214	2.62	201,271	1,357	2.73	293,603	2,683	3.68
FHLB borrowings		724,231	7,803	4.32	382,836	4,081	4.32	149,234	1,592	4.29
Long-term debt, net		107,208	1,712	6.41	107,038	1,700	6.44	106,532	1,862	7.03
Total Interest-Bearing Liabilities		10,008,353	66,484	2.66	9,724,319	65,737	2.74	9,101,576	75,384	3.33
Noninterest demand		3,401,138			3,294,149			3,485,603
Other liabilities		139,495			162,179			134,900
Total Liabilities		13,548,986			13,180,647			12,722,079

Shareholders’ equity		2,252,208			2,214,995			2,117,628

Total Liabilities & Equity		$15,801,194			$15,395,642			$14,839,707

Cost of deposits				1.80%			1.93%			2.31%
Interest expense as a % of earning assets				1.87%			1.93%			2.29%
Net interest income as a % of earning assets			$127,295	3.58%		$118,857	3.48%		$104,657	3.18%

1On a FTE basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2025			2024
	Six Months Ended June 30,			Six Months Ended June 30,
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$3,219,772	$61,860	3.87%	$2,604,327	$46,548	3.59%
Nontaxable	5,378	82	3.07	5,665	81	2.88
Total Securities	3,225,150	61,942	3.87	2,609,992	46,629	3.59

Federal funds sold	224,159	4,986	4.49	440,448	12,023	5.49
Interest bearing deposits with other banks and other investments	121,550	2,974	4.93	97,281	2,489	5.15
Total Loans, net	10,471,732	308,472	5.94	10,019,890	294,825	5.92
Total Earning Assets	14,042,591	378,374	5.43	13,167,611	355,966	5.44

Allowance for credit losses	(139,879)			(147,401)
Cash and due from banks	155,639			167,586
Premises and equipment, net	108,427			111,550
Intangible assets	799,045			822,222
BOLI	311,114			300,965
Other assets including deferred tax assets	322,603			342,708
Total Assets	$15,599,540			$14,765,241

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,664,275	$21,318	1.61%	$2,694,952	$30,212	2.25%
Savings	537,759	1,579	0.59	606,410	1,100	0.36
Money market	4,135,730	61,362	2.99	3,537,584	67,541	3.84
Time deposits	1,674,177	30,093	3.62	1,610,680	35,049	4.38
Securities sold under agreements to repurchase	193,581	2,571	2.68	313,494	5,762	3.70
FHLB borrowings	554,477	11,886	4.32	125,826	2,552	4.08
Long-term debt, net	107,123	3,412	6.42	106,453	3,796	7.17
Total Interest-Bearing Liabilities	9,867,122	132,221	2.70	8,995,399	146,012	3.26
Noninterest demand	3,347,939			3,507,046
Other liabilities	150,775			144,791
Total Liabilities	13,365,836			12,647,236

Shareholders' equity	2,233,704			2,118,005

Total Liabilities & Equity	$15,599,540			$14,765,241

Cost of deposits			1.87%			2.25%
Interest expense as a % of earning assets			1.90%			2.23%
Net interest income as a % of earning assets		$246,153	3.53%		$209,954	3.21%

1On a FTE basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Noninterest Income
Noninterest income totaled $24.5 million for the second quarter of 2025, an increase of $2.3 million, or 11%, compared to both the first quarter of 2025 and the second quarter of 2024. Noninterest income totaled $46.7 million for the six months ended June 30, 2025, an increase of $4.0 million, or 9%, compared to the six months ended June 30, 2024.
Noninterest income is detailed as follows:

	Second	First	Second	Six Months Ended June 30,
	Quarter	Quarter	Quarter
(In thousands)	2025	2025	2024	2025	2024
Service charges on deposit accounts	$5,540	$5,180	$5,342	$10,720	$10,302
Wealth management income	4,196	4,248	3,766	8,444	7,306
Interchange income	1,895	1,807	1,940	3,702	3,828
Mortgage banking fees	685	404	582	1,089	963
Insurance agency income	1,289	1,620	1,355	2,909	2,646
BOLI income	3,380	2,468	2,596	5,848	4,860
Other	7,497	6,257	6,647	13,754	12,591
	24,482	21,984	22,228	46,466	42,496
Securities gains (losses), net	39	196	(44)	235	185
Total	$24,521	$22,180	$22,184	$46,701	$42,681
Service charges on deposits were $5.5 million in the second quarter of 2025, compared to $5.2 million in the first quarter of 2025, and $5.3 million in the second quarter of 2024. For the six months ended June 30, 2025, service charges on deposits totaled $10.7 million, an increase of $0.4 million, or 4%, compared to the six months ended June 30, 2024. The Company’s investments in talent and significant market expansion across the state have resulted in continued growth in treasury management services to commercial customers.
Wealth management income, including trust fees and brokerage commissions and fees, was $4.2 million in the second quarter of 2025, a decrease of $0.1 million, or 1%, from the first quarter of 2025 and an increase of $0.4 million, or 11%, compared to the second quarter of 2024. For the six months ended June 30, 2025, wealth management income totaled $8.4 million, an increase of $1.1 million, or 16%, compared to the six months ended June 30, 2024. The wealth management team continues to demonstrate success in building relationships, with assets under management increasing $160.6 million, or 8%, from December 31, 2024, to $2.2 billion at June 30, 2025.
Interchange income increased $0.1 million, or 5%, compared to the first quarter of 2025 and decreased 2% compared to the second quarter of 2024. For the six months ended June 30, 2025, interchange income totaled $3.7 million, a decrease of $0.1 million, or 3%, compared to the six months ended June 30, 2024.
Mortgage banking fees totaled $0.7 million, an increase of $0.3 million, or 70%, from the prior quarter and an increase of $0.1 million, or 18% from the prior year quarter, due to higher saleable production.
Insurance agency income totaled $1.3 million for the three months ended June 30, 2025, compared to $1.6 million in the first quarter of 2025, and $1.4 million in the second quarter of 2024. For the six months ended June 30, 2025, insurance agency income totaled $2.9 million, an increase of $0.3 million, or 10%, compared to the six months ended June 30, 2024, reflecting continued growth and expansion of insurance services.
BOLI income totaled $3.4 million for the second quarter of 2025, an increase of $0.9 million, or 37%, compared to the first quarter of 2025, and an increase of $0.8 million, or 30%, compared to the second quarter of 2024. The increases resulted from a $0.9 million death benefit payout in the second quarter of 2025. For the six months ended June 30, 2025, BOLI income totaled $5.8 million, an increase of $1.0 million, or 20%, compared to the six months ended June 30, 2024.
Other income was $7.5 million in the second quarter of 2025, an increase of $1.2 million, or 20%, compared to the first quarter of 2025, and an increase of $0.9 million, or 13%, compared to the second quarter of 2024. For the six months ended June 30, 2025, other income totaled $13.8 million, an increase of $1.2 million, or 9%, compared to the six months ended June 30, 2024. The second quarter of 2025 included $3.0 million in tax refunds received related to a prior bank acquisition. Other changes in each period reflect variability in income from SBIC investments, loan swap-related fees, and other fees correlating with growth in customers and accounts.

Net securities activity resulted in gains of $39 thousand during the second quarter of 2025, gains of $0.2 million in the first quarter of 2025, and losses of $44 thousand in the second quarter of 2024. Net securities activity resulted in gains of $0.2 million for each of the six months ended June 30, 2025 and 2024.
Noninterest Expenses
Noninterest expense for the second quarter of 2025 totaled $91.7 million, an increase of $1.1 million, or 1%, compared to the first quarter of 2025, and an increase of $9.2 million, or 11%, from the second quarter of 2024. For the six months ended June 30, 2025, noninterest expense totaled $182.3 million, an increase of $9.4 million, or 5%, compared to the six months ended June 30, 2024. Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Noninterest expenses are detailed as follows:

	Second	First	Second	Six Months Ended June 30,
	Quarter	Quarter	Quarter
(In thousands)	2025	2025	2024	2025	2024
Salaries and wages	$44,438	$42,248	$38,937	$86,686	$79,241
Employee benefits	8,106	8,861	6,861	16,967	14,750
Outsourced data processing costs	8,525	8,504	8,210	17,029	20,328
Occupancy	7,483	7,350	7,180	14,833	15,217
Furniture and equipment	2,125	2,128	1,956	4,253	3,967
Marketing	2,958	2,748	3,266	5,706	5,921
Legal and professional fees	2,071	2,740	1,982	4,811	4,133
FDIC assessments	2,108	2,194	2,131	4,302	4,289
Amortization of intangibles	5,131	5,309	6,003	10,440	12,295
OREO expense and net loss (gain) on sale	8	241	(109)	249	(135)
Provision for credit losses on unfunded commitments	150	150	251	300	501
Merger-related charges	2,422	1,051	—	3,473	—
Other	6,205	7,073	5,869	13,278	12,401
Total	$91,730	$90,597	$82,537	$182,327	$172,908
Salaries and wages totaled $44.4 million for the second quarter of 2025, $42.2 million for the first quarter of 2025, and $38.9 million for the second quarter of 2024. The second quarter of 2025 reflects higher performance driven incentive compensation. For the six months ended June 30, 2025, salaries and wages totaled $86.7 million, an increase of $7.4 million, or 9%, compared to the six months ended June 30, 2024. The increases compared to the second quarter of 2024 and six months ended June 30, 2024 reflect the successful recruiting and onboarding of banking teams and talent across our footprint.
During the second quarter of 2025, employee benefits, which include costs associated with the Company’s self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $8.1 million, a decrease of $0.8 million, or 9%, compared to the seasonally higher first quarter of 2025, and an increase of $1.2 million, or 18%, compared to the second quarter of 2024. For the six months ended June 30, 2025, employee benefit costs totaled $17.0 million, an increase of $2.2 million, or 15%, compared to the six months ended June 30, 2024.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $8.5 million for the second quarter of 2025 and the first quarter of 2025, and $8.2 million for the second quarter of 2024. For the six months ended June 30, 2025, outsourced data processing costs totaled $17.0 million, a decrease of $3.3 million, or 16%, compared to the six months ended June 30, 2024. In the first quarter of 2024, the Company incurred $4.1 million in charges associated with contract terminations and modifications to consolidate systems.
Total occupancy and furniture and equipment expenses were $9.6 million in the second quarter of 2025, $9.5 million in the first quarter of 2025, and $9.1 million in the second quarter of 2024. For the six months ended June 30, 2025, occupancy and furniture and equipment expenses totaled $19.1 million, a decrease of $0.1 million, or 1%, compared to the six months ended June 30, 2024.

Marketing expenses totaled $3.0 million in the second quarter of 2025, $2.7 million in the first quarter of 2025, and $3.3 million in the second quarter of 2024. For the six months ended June 30, 2025, marketing expenses totaled $5.7 million, a decrease of $0.2 million, or 4%, compared to the six months ended June 30, 2024. Changes between periods are primarily driven by the timing of various campaigns to support customer growth initiatives.
Legal and professional fees for the second quarter of 2025 were $2.1 million, a decrease of $0.7 million, or 24%, compared to the first quarter of 2025, and an increase of $0.1 million, or 4%, compared to the second quarter of 2024. For the six months ended June 30, 2025, legal and professional fees totaled $4.8 million, an increase of $0.7 million, or 16%, compared to the six months ended June 30, 2024.
Merger-related charges were $2.4 million in the second quarter of 2025 and $1.1 million in the first quarter of 2025, reflecting expenses related to the Heartland acquisition and the proposed VBI acquisition. There were no merger-related charges in the 2024 periods.
Provision for Credit Losses
The provision for credit losses was $4.4 million in the second quarter of 2025, compared to $9.3 million in the first quarter of 2025, and $4.9 million in the second quarter of 2024. For the six months ended June 30, 2025, the provision for credit losses was $13.6 million, compared to $6.3 million for the six months ended June 30, 2024. Allowance coverage of 1.34% remains flat compared to December 31, 2024.
Income Taxes
For the second quarter of 2025, the Company recorded tax expense of $12.6 million, an increase of $3.2 million, or 34%, compared to the first quarter of 2025 and an increase of $3.7 million, or 41%, compared to the second quarter of 2024. The effective tax rate for the second quarter of 2025 was 22.8%, compared to 23.0% in the first quarter of 2025 and 22.8% in the second quarter of 2024. For the six months ended June 30, 2025, tax expense totaled $22.0 million, an increase of $5.2 million, or 31%, compared to the six months ended June 30, 2024, with an effective tax rate of 22.9% in each period.
New federal tax legislation was signed into law on July 4, 2025, which includes a broad range of tax reform provisions, and extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act. The Company is evaluating the impact of the new legislation on its consolidated financial statements.
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

Reconciliation of Non-GAAP Measures

	Second	First	Second	Six Months Ended June 30,
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2025	2025	2024	2025	2024
Net income	$42,687	$31,464	$30,244	$74,151	$56,250

Total noninterest income	24,521	22,180	22,184	46,701	42,681
Securities (gains) losses, net	(39)	(196)	44	(235)	(185)
Total adjustments to noninterest income	(39)	(196)	44	(235)	(185)
Total adjusted noninterest income	$24,482	$21,984	$22,228	$46,466	$42,496

Total noninterest expense	91,730	90,597	82,537	182,327	172,908
Merger-related charges	(2,422)	(1,051)	—	(3,473)	—
Branch reductions and other expense initiatives	—	—	—	—	(7,094)
Adjustments to noninterest expense	(2,422)	(1,051)	—	(3,473)	(7,094)
Adjusted noninterest expense	$89,308	$89,546	$82,537	$178,854	$165,814

Income taxes	12,589	9,386	8,909	21,975	16,739
Tax effect of adjustments	604	217	11	821	1,751
Adjusted income taxes	13,193	9,603	8,920	22,796	18,490
Adjusted net income	$44,466	$32,102	$30,277	$76,568	$61,408

Earnings per diluted share, as reported	$0.50	$0.37	$0.36	$0.87	$0.66
Adjusted earnings per diluted share	0.52	0.38	0.36	0.90	0.72
Average diluted shares outstanding	85,479	85,388	84,816	85,454	84,799

Adjusted noninterest expense	$89,308	$89,546	$82,537	$178,854	$165,814
Provision for credit losses on unfunded commitments	(150)	(150)	(251)	(300)	(501)
OREO expense and net (loss) gain on sale	(8)	(241)	109	(249)	135
Amortization of intangibles	(5,131)	(5,309)	(6,003)	(10,440)	(12,295)
Net adjusted noninterest expense	$84,019	$83,846	$76,392	$167,865	$153,153

Net adjusted noninterest expense	$84,019	$83,846	$76,392	$167,865	$153,153
Average tangible assets	15,004,763	14,593,955	14,020,793	14,800,495	13,943,019
Net adjusted noninterest expense to average tangible assets	2.25%	2.33%	2.19%	2.29%	2.21%

Net revenue	$151,385	$140,697	$126,608	$292,082	$252,183
Total adjustments to net revenue	(39)	(196)	44	(235)	(185)
Impact of FTE adjustment	431	340	233	772	452
Adjusted net revenue on a FTE basis	$151,777	$140,841	$126,885	$292,619	$252,450
Adjusted efficiency ratio	55.36%	59.53%	60.21%	57.37%	60.67%

Net interest income	$126,864	$118,517	$104,424	$245,381	$209,502
Impact of FTE adjustment	431	340	233	772	452
Net interest income including FTE adjustment	127,295	118,857	104,657	246,153	209,954
Total noninterest income	24,521	22,180	22,184	46,701	42,681
Total noninterest expense less provision for credit losses on unfunded commitments	91,580	90,447	82,286	182,027	172,407

	Second	First	Second	Six Months Ended June 30,
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2025	2025	2024	2025	2024
Pre-tax pre-provision earnings	60,236	50,590	44,555	110,827	80,228
Total adjustments to noninterest income	(39)	(196)	44	(235)	(185)
Total adjustments to noninterest expense including OREO expense and net (gain) loss on sale	2,430	1,292	(109)	3,722	6,959
Adjusted pre-tax pre-provision earnings	$62,627	$51,686	$44,490	$114,314	$87,002

Average assets	15,801,194	15,395,642	14,839,707	15,599,540	14,765,241
Less average goodwill and intangible assets	(796,431)	(801,687)	(818,914)	(799,045)	(822,222)
Average tangible assets	$15,004,763	$14,593,955	$14,020,793	$14,800,495	$13,943,019

Return on average assets (ROA)	1.08%	0.83%	0.82%	0.96%	0.77%
Impact of other adjustments for adjusted net income	0.05	0.02	—	0.03	0.07
Adjusted ROA	1.13	0.85	0.82	0.99	0.84

ROA	1.08	0.83	0.82	0.96	0.77
Impact of removing average intangible assets and related amortization	0.16	0.15	0.18	0.16	0.17
Return on average tangible assets (ROTA)	1.24	0.98	1.00	1.12	0.94
Impact of other adjustments for adjusted net income	0.05	0.02	—	0.03	0.08
Adjusted ROTA	1.29%	1.00%	1.00%	1.15%	1.02%

Average shareholders’ equity	$2,252,208	$2,214,995	$2,117,628	$2,233,704	$2,118,005
Less average goodwill and intangible assets	(796,431)	(801,687)	(818,914)	(799,045)	(822,222)
Average tangible equity	$1,455,777	$1,413,308	$1,298,714	$1,434,659	$1,295,783

Return on average shareholders’ equity	7.60%	5.76%	5.74%	6.69%	5.34%
Impact of removing average intangible assets and related amortization	5.22	4.41	5.01	4.83	4.81
Return on average tangible common equity (ROTCE)	12.82	10.17	10.75	11.52	10.15
Impact of other adjustments for adjusted net income	0.49	0.18	0.01	0.34	0.80
Adjusted ROTCE	13.31%	10.35%	10.76%	11.86%	10.95%

Loan interest income[1]	$157,499	$150,973	$147,518	$308,472	$294,826
Accretion on acquired loans	(10,583)	(8,221)	(10,178)	(18,804)	(20,773)
Loan interest income excluding accretion on acquired loans[1]	$146,916	$142,752	$137,340	$289,668	$274,053

Yield on loans[1]	5.98%	5.90%	5.93%	5.94%	5.92%
Impact of accretion on acquired loans	(0.40)	(0.32)	(0.41)	(0.36)	(0.42)
Yield on loans excluding accretion on acquired loans[1]	5.58%	5.58%	5.52%	5.58%	5.50%

Net interest income[1]	$127,295	$118,857	$104,657	$246,153	$209,954
Accretion on acquired loans	(10,583)	(8,221)	(10,178)	(18,804)	(20,773)
Net interest income excluding accretion on acquired loans[1]	$116,712	$110,636	$94,479	$227,349	$189,181

Net interest margin[1]	3.58%	3.48%	3.18%	3.53%	3.21%

	Second	First	Second	Six Months Ended June 30,
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2025	2025	2024	2025	2024
Impact of accretion on acquired loans	(0.29)	(0.24)	(0.31)	(0.27)	(0.31)
Net interest margin excluding accretion on acquired loans[1]	3.29%	3.24%	2.87%	3.26%	2.89%

Securities interest income[1]	$32,519	$29,422	$24,195	$61,942	$46,629
FTE adjustment to securities	(7)	(7)	(7)	(15)	(14)
Securities interest income excluding FTE adjustment	32,512	29,415	24,188	61,927	46,615

Loan interest income[1]	157,499	150,973	147,518	308,472	294,825
FTE adjustment to loans	(424)	(333)	(226)	(757)	(438)
Loan interest income excluding FTE adjustment	157,075	150,640	147,292	307,715	294,387

Net interest income[1]	127,295	118,857	104,657	246,153	209,954
FTE adjustments to securities	(7)	(7)	(7)	(15)	(14)
FTE adjustments to loans	(424)	(333)	(226)	(757)	(438)
Net interest income excluding FTE adjustments	$126,864	$118,517	$104,424	$245,381	$209,502
1On a FTE basis. All yields and rates have been computed using amortized cost.
Financial Condition
Total assets as of June 30, 2025 were $15.9 billion, an increase of $768.6 million, or 5%, from December 31, 2024.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in “Note 3 – Securities” in this report.
At June 30, 2025, the Company had $2.9 billion in AFS securities and $613.3 million in HTM securities. The Company’s total debt securities portfolio increased $617.8 million from December 31, 2024. Throughout the first half of 2025, the Company made strategic securities purchases to deploy liquidity in advance of the Heartland acquisition.
Debt securities generally return principal and interest monthly. The modified duration of the AFS securities portfolio and the total portfolio was 5.1 and 5.3, respectively, at June 30, 2025 compared to 4.7 and 4.9, respectively, at December 31, 2024.
At June 30, 2025, AFS securities had gross unrealized losses of $173.4 million and gross unrealized gains of $17.6 million, compared to gross unrealized losses of $211.3 million and gross unrealized gains of $3.5 million at December 31, 2024.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury securities, obligations of U.S. government agencies, and obligations of U.S. government sponsored entities totaled $2.9 billion, or 91%, of the total portfolio.
The portfolio includes $113.4 million, with a fair value of $107.4 million, in private label residential and commercial mortgage-backed securities and collateralized mortgage obligations. Included are $108.8 million, with a fair value of $102.8 million, in private label residential securities with weighted-average credit support of 22%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate residential mortgage loans. Commercial securities totaled $4.7 million, with a fair value of $4.6 million. These securities have weighted-average credit support of 43%. The collateral underlying these mortgages are primarily pooled commercial real estate loans.
The Company also has invested $258.0 million in floating rate CLOs. CLOs are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of June 30, 2025, all of the Company’s CLOs were in AAA/AA tranches with weighted-average credit support of 32%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.

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
At June 30, 2025, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at June 30, 2025, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $10.6 billion at June 30, 2025, a $308.9 million, or 3.0%, increase from December 31, 2024.
The Company remains committed to sound risk management procedures. Portfolio diversification in terms of asset mix, industry, and loan type has been and continues to be an important element of the Company’s lending strategy. The average loan size is $437 thousand, and the average commercial loan size is $872 thousand at June 30, 2025, reflecting the Company’s longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company’s exposure to CRE lending remains well below regulatory limits (see “Loan Concentrations”).
The following tables detail loan portfolio composition at June 30, 2025 and December 31, 2024 for portfolio loans, PCD loans, and loans purchased which are not considered PCD (“Non-PCD”) as defined in “Note 4 - Loans”.

	June 30, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$561,128	$41,425	$526	$603,079	6%
CRE - owner occupied	1,313,169	437,536	28,225	1,778,930	17
CRE - non-owner occupied	2,514,409	1,024,781	85,338	3,624,528	34
Residential real estate	1,976,802	687,933	13,307	2,678,042	25
Commercial and financial	1,559,314	165,207	16,637	1,741,158	16
Consumer	146,796	36,128	163	183,087	2
Totals	$8,071,618	$2,393,010	$144,196	$10,608,824	100%

	December 31, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$568,148	$79,370	$535	$648,053	6%
CRE - owner occupied	1,177,538	477,459	31,632	1,686,629	16
CRE - non-owner occupied	2,243,056	1,156,849	103,903	3,503,808	34
Residential real estate	1,882,955	719,589	14,241	2,616,785	26
Commercial and financial	1,424,689	199,146	27,519	1,651,354	16
Consumer	155,786	37,282	253	193,321	2
Totals	$7,452,172	$2,669,695	$178,083	$10,299,950	100%
The amortized cost basis of loans included net deferred costs of $45.6 million at June 30, 2025 and $43.9 million at December 31, 2024. At June 30, 2025, the remaining fair value adjustments on acquired loans were $108.5 million, or 4.1%, of the outstanding acquired loan balances, compared to $128.1 million, or 4.3%, of the acquired loan balances at December 31, 2024. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Construction and land development loans decreased $45.0 million, or 7%, totaling $603.1 million at June 30, 2025, compared to December 31, 2024. These loans, extended to both commercial and consumer customers, are collateralized by and for the purpose of funding land development and construction projects. Repayment is from the proceeds of the sale, refinancing or permanent financing of the property.
CRE owner occupied loans totaled $1.8 billion at June 30, 2025, an increase of $92.3 million, or 5% compared to December 31, 2024. CRE owner occupied loans are extended to commercial customers for the purpose of acquiring or refinancing real estate to be occupied by the borrower's business. These loans are collateralized by the subject property and the repayment of these loans is largely dependent on the performance of the company occupying the property.
CRE non-owner occupied loans increased $120.7 million, totaling $3.6 billion at June 30, 2025 compared to $3.5 billion at December 31, 2024. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is Retail properties, which totaled approximately $1.3 billion at June 30, 2025, with an average loan size of $2.6 million. This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. The second-largest segment in the non-owner occupied CRE portfolio is office properties, which totaled $556.6 million at June 30, 2025, with an average loan size of $1.7 million. This segment targets low to mid-rise suburban offices and is broadly diversified across many types of professional services, with limited exposure to central business districts. Other non-owner occupied CRE loans include $504.7 million in loans collateralized by industrial or warehouse properties, $413.2 million collateralized by multi-family residential properties, $306.3 million collateralized by hotels or motels, and $582.8 million collateralized by other property types, including restaurants, schools and recreation centers.
Residential real estate loans increased $61.3 million to $2.7 billion at June 30, 2025. Included in the balance as of June 30, 2025, were $1.0 billion of fixed rate mortgages, $1.0 billion of adjustable rate mortgages and $635.4 million in home equity loans and HELOCs, compared to $1.0 billion, $970.2 million and $614.7 million, respectively, at December 31, 2024. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loan balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 63%, with 31% of the loans being in first lien position at June 30, 2025, compared to an average LTV of 64%, with 31% of the portfolio being in the first lien position at December 31, 2024.
Commercial and financial loans increased $89.8 million, or 5%, from December 31, 2024, totaling $1.7 billion at June 30, 2025. The purpose of these loans may be to provide working capital, asset acquisition or for other business purposes, and are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The Company continues to exercise a disciplined approach to lending and is benefiting from the investments made in recent years to attract talent from large regional banks across its markets. This talent is onboarding significant new relationships, resulting in increased loan production.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $10.2 million, or 5%, to total $183.1 million at June 30, 2025, compared to $193.3 million at December 31, 2024.

Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified. Pipelines include lines of credit at the full proposed commitment amount, which may not result in fully funded originations.

	Second	First	Second
	Quarter	Quarter	Quarter
(In thousands)	2025	2025	2024
Commercial/CRE loan pipeline at period end	$861,237	$904,111	$773,085
Commercial/CRE loans closed	715,271	422,837	414,183

Residential pipeline - saleable at period end	14,371	15,495	12,095
Residential loans - sold	26,362	15,531	21,417

Residential pipeline - portfolio at period end	29,160	37,532	24,721
Residential loans - retained	58,201	70,322	42,431

Consumer pipeline at period end	16,174	24,433	24,532
Consumer originations	53,784	46,732	59,973
Commercial and CRE originations during the second quarter of 2025 were $715.3 million, an increase of $292.4 million, or 69%, compared to the first quarter of 2025, and an increase of $301.1 million, or 73%, compared to the second quarter of 2024. Commercial and CRE pipelines were $861.2 million as of June 30, 2025, a decrease of $42.9 million, or 5%, from $904.1 million at March 31, 2025, and an increase of 11% from $773.1 million at June 30, 2024. The Company continues to exercise a disciplined approach to lending and is benefiting from the investments made in recent years to attract talent from large regional banks across its markets.
Residential loans originated for sale in the secondary market totaled $26.4 million in the second quarter of 2025, compared to $15.5 million in the first quarter of 2025 and $21.4 million in the second quarter of 2024. Residential saleable pipelines were $14.4 million as of June 30, 2025, compared to $15.5 million as of March 31, 2025 and $12.1 million as of June 30, 2024.
Residential loan production retained in the portfolio for the second quarter of 2025 was $58.2 million, compared to $70.3 million in the first quarter of 2025 and $42.4 million in the second quarter of 2024. The pipeline of residential loans intended to be retained in the portfolio was $29.2 million as of June 30, 2025, compared to $37.5 million as of March 31, 2025, and $24.7 million as of June 30, 2024.
Consumer originations, which include HELOCs, totaled $53.8 million during the second quarter of 2025, compared to $46.7 million in the first quarter of 2025 and $60.0 million in the second quarter of 2024. The consumer pipeline was $16.2 million as of June 30, 2025, compared to $24.4 million as of March 31, 2025 and $24.5 million at June 30, 2024.
Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $2.9 billion, representing 28% of the total portfolio at June 30, 2025, compared to $2.7 billion, or 26%, at December 31, 2024. The Company’s ten largest commercial and CRE funded and unfunded relationships at June 30, 2025 aggregated to $565.9 million, of which $497.5 million was funded, compared to $547.5 million at December 31, 2024, of which $433.0 million was funded.
Concentrations in construction and land development loans and CRE loans are maintained well below regulatory guidelines. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk based capital were 35% and 239%, respectively, at June 30, 2025, compared to 38% and 237%, respectively, at December 31, 2024. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and CRE loans represent 33% and 221%, respectively, of total consolidated risk based capital as of June 30, 2025 compared to 36% and 224%, respectively, at December 31, 2024. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, TBMs, OREO and Credit Quality
NPAs at June 30, 2025 totaled $69.5 million, and were comprised of $64.2 million of nonaccrual loans, and $5.3 million of OREO, including $5.0 million of branches taken out of service. Overall, NPAs decreased $29.3 million, or 38%, from $98.9 million as of December 31, 2024. NPAs to total assets at June 30, 2025 decreased to 0.44% from 0.65% at December 31, 2024.
Compared to December 31, 2024, nonaccrual loans decreased $28.2 million, or 31%. Approximately 72% of nonaccrual loans were secured with real estate at June 30, 2025. Nonperforming loans to total loans outstanding at June 30, 2025 decreased to 0.61% from 0.90% at December 31, 2024.
The tables below set forth details related to nonaccrual loans.

	June 30, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$486	$1,436	$1,922
CRE - owner occupied	5,291	10,971	16,262
CRE - non-owner occupied	9,941	343	10,284
Residential real estate	5,570	12,252	17,822
Commercial and financial	—	14,754	14,754
Consumer	—	3,155	3,155
Totals	$21,288	$42,911	$64,199

	December 31, 2024
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$492	$660	$1,152
CRE - owner occupied	2,622	6,118	8,740
CRE - non-owner occupied	29,449	433	29,882
Residential real estate	6,462	17,432	23,894
Commercial and financial	2,703	17,806	20,509
Consumer	2,416	5,853	8,269
Totals	$44,144	$48,302	$92,446

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
In certain circumstances, the Company provides modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as TBMs. Loans that were modified as TBMs during the six months ended June 30, 2025 are included in “Note 4 - Loans”.

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
The Company recorded provision expense of $4.4 million and $13.6 million, respectively, for the three and six months ended June 30, 2025, compared to $4.9 million and $6.3 million, respectively, for the three and six months ended June 30, 2024. The Company recorded net charge-offs of $2.5 million and $9.5 million, respectively, in the three and six months ended June 30, 2025, compared to $9.9 million and $13.6 million, respectively, for the three and six months ended June 30, 2024.
The ratio of allowance for credit losses to total loans was 1.34% at June 30, 2025, 1.34% at December 31, 2024, and 1.41% at June 30, 2024.
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
Cash and cash equivalents, including interest bearing deposits, totaled $332.4 million at June 30, 2025, compared to $476.6 million at December 31, 2024.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Total uninsured deposits were estimated to be $4.5 billion at June 30, 2025, representing 36% of overall deposit accounts. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 31% of total deposits at June 30, 2025. The Company has liquidity sources as discussed below, including cash and lines of credit with the FRB and FHLB, that represent 138% of uninsured deposits, and 160% of uninsured and uncollateralized deposits.
In addition to $332.4 million in cash and cash equivalents at June 30, 2025, the Company had $5.9 billion in available borrowing capacity, including $3.5 billion in available collateralized lines of credit, $2.0 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $348.0 million. The Company may also access funding by acquiring brokered deposits. Brokered deposits at June 30, 2025 totaled $515.3 million, compared to $293.6 million at December 31, 2024.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity are maintained through a portfolio of high-quality marketable assets, such as residential mortgage loans, debt securities AFS and interest-bearing deposits. The Company is also able to provide short-term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the second quarter of 2025, Seacoast Bank distributed $32.0 million to the Company. At June 30, 2025, the Company had cash and cash equivalents at the parent of approximately $128.1 million, compared to $95.8 million at December 31, 2024.

Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

(In thousands, except ratios)	June 30, 2025	December 31, 2024
Noninterest demand	$3,376,941	$3,352,372
Interest-bearing demand	2,518,857	2,667,843
Money market	4,111,789	4,086,362
Savings	557,472	519,977
Time deposits	1,417,236	1,371,522
Brokered time certificates	$515,303	$244,351
Total deposits	$12,497,598	$12,242,427

Securities sold under agreements to repurchase	186,090	232,071

Total customer funding[1]	$12,168,385	$12,180,860

Noninterest demand deposit mix	27%	27%
[1]Total deposits and securities sold under agreements to repurchase, excluding brokered deposits. Securities sold under agreements to repurchase consists of customer sweep accounts.
The Company benefits from a diverse and granular deposit base that serves as a significant source of strength. Total deposits increased $255.2 million, or 4% annualized, to $12.5 billion at June 30, 2025 compared to December 31, 2024.
Noninterest demand deposits represented 27% of total deposits at both June 30, 2025 and December 31, 2024. Customer transaction account balances (noninterest demand and interest-bearing demand) represented 47% of total deposits at June 30, 2025, compared to 50% at December 31, 2024.
Customer repurchase agreements totaled $186.1 million at June 30, 2025, decreasing $46.0 million, or 20%, from December 31, 2024. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At June 30, 2025 and December 31, 2024, long-term debt included $72.6 million and $72.5 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company. At June 30, 2025, the average interest rate in effect on our outstanding subordinated debt related to trust preferred securities was 6.29%, compared to 6.34% at December 31, 2024. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. Under Basel III and FRB rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules.
In 2023, the Company acquired $25.0 million in subordinated debt through a bank acquisition that qualifies as Tier 2 Capital. Contractual interest is paid on a semiannual basis at a fixed interest rate of 3.375% until January 30, 2027, at which point the rate converts to a 3-month SOFR rate plus 203 basis points paid quarterly until maturity in 2032. The debt was recorded at fair value, resulting in a $3.9 million discount that is being accreted into interest expense over the remaining term to maturity.
In 2022, the Company acquired $12.3 million in senior debt through a bank acquisition. Contractual interest is paid on a semiannual basis at a fixed rate of 5.50% until October 30, 2025, at which point the rate converts to a floating rate of 3-month SOFR plus 533 basis points until maturity in 2030. The debt was recorded at fair value, resulting in a $0.4 million premium that is being amortized into interest expense over the remaining term to maturity.
FHLB advances totaled $715.0 million at June 30, 2025 with a weighted-average interest rate of 4.15%, compared to advances outstanding of $245.0 million at December 31, 2024 with a weighted-average interest rate of 4.19%. The Company utilized short-term fixed-rate advances to fund securities purchases in the first and second quarters of 2025.

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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $3.0 billion at June 30, 2025 and $2.9 billion at December 31, 2024.
In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the FRB. There was no reserve requirement at June 30, 2025 or December 31, 2024.
Under FRB regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At June 30, 2025, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $192.6 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the six months ended June 30, 2025.
Capital Resources
The Company’s equity capital at June 30, 2025 increased $88.3 million, or 4%, from December 31, 2024 to $2.3 billion. Changes in equity included increases from net income, and an improvement in accumulated other comprehensive loss due to increases in the value of AFS securities associated with changes in interest rates, partially offset by the payment of common stock dividends.
The ratio of shareholders’ equity to period end total assets was 14.25% and 14.39% at June 30, 2025 and December 31, 2024, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.75% and 9.60% at June 30, 2025 and December 31, 2024, respectively. Changes in the value of HTM securities are not reflected in shareholders’ equity under GAAP; however, illustratively, if all HTM securities were presented at fair value, the tangible common equity ratio would have been 9.27% at June 30, 2025 and 8.96% at December 31, 2024.

Activity in shareholders’ equity for the six months ended June 30, 2025 and 2024 follows:

(In thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Balance at beginning of period	$2,183,243	$2,108,086
Net income	74,151	56,250
Stock-based compensation expense	6,996	6,105
Common stock transactions related to stock-based employee benefit plans	(1,425)	(298)
Repurchase of common stock	—	(880)
Dividends on common stock ($0.36 per share in each period)	(30,960)	(30,750)
Change in accumulated other comprehensive income (loss)	39,560	(8,132)
Balance at end of period	$2,271,565	$2,130,381
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

June 30, 2025	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	16.09%	14.95%	10.00%
Tier 1 Capital Ratio	14.65	13.70	8.00
CET1 Ratio	14.02	13.70	6.50
Leverage Ratio	11.09	10.36	5.00
[1]For subsidiary bank only.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without OCC approval, Seacoast Bank can pay $95.9 million of dividends to the Company.
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
Interest Rate Sensitivity
Fluctuations in interest rates may result in changes in the fair value of the Company’s financial instruments, cash flows and net interest income. This risk is managed using simulation modeling to calculate the most likely interest rate risk. The objective is to optimize the Company’s financial position, liquidity, and net interest income while limiting volatility.
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust balance sheet exposures to assess the impact of market interest rate swings. The analysis of the impact on net interest income is subjected to instantaneous changes in market rates and is monitored at least quarterly.
The following table presents the ALCO simulation model’s projected impact of a change in interest rates on the net interest income for the 12- and 24-month periods beginning July 1, 2025, holding all balances on the balance sheet static. It is important to note that the results in the table below assume parallel shifts in the yield curve and do not take into account changes in the yield curve slope nor changes in balance sheet size or mix.

	% Change in Projected Baseline
	Net Interest Income
	June 30, 2025
Change in Interest Rates	1-12 months	13-24 months
+3.00%	(11.0)%	(6.3)%
+2.00%	(6.3)%	(3.0)%
+1.00%	(2.5)%	(0.7)%
Current	—%	—%
-1.00%	2.0%	(0.5%)
-2.00%	5.0%	(1.1%)
-3.00%	7.5%	(2.7%)
The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates. Management may adjust asset or liability pricing or structure in order to manage interest rate risk through an economic cycle. This may include the use of investment portfolio purchases or sales or the use of derivative financial instruments, such as interest rate swaps, options, caps, floors, futures or forward contracts.

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
The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. Similar to net interest income simulation, EVE uses instantaneous changes in rates.
EVE values only the current balance sheet and does not incorporate the reinvestment assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate maturity deposit portfolios. Stable deposits are a more significant funding source for the Company, making the estimated lives attached to stable deposits more important to the accuracy of our EVE modeling. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third-party resource to assist.
The following table presents the projected impact of a change in interest rates on the balance sheet. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Change in Interest Rates	% Change in
Economic Value of
Equity
+3.00%	(25.0)%
+2.00%	(15.7)%
+1.00%	(7.5)%
Current	—%
-1.00%	7.0%
-2.00%	12.1%
-3.00%	12.2%
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2025 and concluded that those disclosure controls and procedures are effective.
During the quarter ended June 30, 2025, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
4/1/25 to 4/30/25	75,749	$25.50	—	$100,000
5/1/25 to 5/31/25	—	—	—	100,000
6/1/25 to 6/30/25	—	—	—	100,000
Total - 2nd Quarter	75,749	$25.50	—	$100,000
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
No shares of the Company’s common stock were repurchased under the program during the three months ended June 30, 2025.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Trading arrangements
There were no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company during the three months ended June 30, 2025.
Item 6. Exhibits

Exhibit 2.1. Agreement and Plan of Merger dated February 27, 2025 by and among the Company, Seacoast National Bank, Heartland Bancshares, Inc. and Heartland National Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed March 5, 2025.

Exhibit 2.2. Agreement and Plan of Merger dated May 29, 2025 by and among the Company, Seacoast National Bank, Villages Bancorporation, Inc. and Citizens First Bank incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed May 29, 2025.

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

Exhibit 3.1.12 Articles of Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8K, filed May 22, 2025.

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

Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 8, 2025	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

August 8, 2025	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer