Form 10-Q
period 2025-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2025-11-05
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR

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

Common Stock, $0.10 Par Value – 97,828,149 shares outstanding as of October 31, 2025

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Glossary of Defined Terms

Term	Definition	Term	Definition
AFS	Available-for-sale	GAAP	Accounting principles generally accepted in the United States of America
ALCO	Asset and Liability Management Committee	Heartland	Heartland Bancshares, Inc.
Apollo	Apollo Bancshares, Inc.	HELOC	Home equity line of credit
ASC	Accounting Standards Codification	HTM	Held-to-maturity
ASU	Accounting Standards Update	LTV	Loan-to-value
BHC	Bank Holding Company	Moody's	Moody's Analytics
BOLI	Bank owned life insurance	NAV	Net Asset Value
CET1	Common equity tier 1	NPA	Nonperforming asset
CLO	Collateralized loan obligation	OCC	Office of the Comptroller of the Currency
CRA	Community Reinvestment Act	OREO	Other real estate owned
CRE	Commercial Real Estate	PCD	Purchased credit deteriorated
EPS	Earnings per share	REIT	Real estate investment trust
ESG	Environmental, social and governance	ROUA	Right-of-use asset
EVE	Economic value of equity	SBIC	Small business investment companies
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	TBM	Troubled borrower modification
FICO	Fair Isaac Corporation (credit score)	VBI	Villages Bancorporation, Inc.
FRB	Federal Reserve Board	XBRL	eXtensible Business Reporting Language
FTE	Fully taxable equivalent

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Interest and fees on loans	$161,913	$150,980	$469,628	$445,367
Interest and dividends on securities	36,019	25,997	97,946	72,612
Interest on interest bearing deposits and other investments	4,780	7,138	12,740	21,650
Total Interest Income	202,712	184,115	580,314	539,629
Interest on deposits	43,133	51,963	127,392	150,816
Interest on time certificates	16,341	19,002	46,434	54,051
Interest on borrowed money	9,770	6,485	27,639	18,595
Total Interest Expense	69,244	77,450	201,465	223,462
Net Interest Income	133,468	106,665	378,849	316,167
Provision for credit losses	8,371	6,273	22,000	12,559
Net Interest Income after Provision for Credit Losses	125,097	100,392	356,849	303,608
Noninterest income:
Service charges on deposit accounts	6,194	5,412	16,914	15,714
Interchange income	2,008	1,911	5,710	5,739
Wealth management income	4,578	3,843	13,022	11,149
Mortgage banking fees	517	485	1,606	1,448
Insurance agency income	1,481	1,399	4,390	4,045
BOLI income	3,875	2,578	9,723	7,438
Other	6,006	7,864	19,760	20,455
	24,659	23,492	71,125	65,988
Securities (losses) gains, net	(841)	187	(606)	372
Total Noninterest Income	23,818	23,679	70,519	66,360
Noninterest expense:
Salaries and wages	46,310	40,697	132,996	119,938
Employee benefits	7,387	6,955	24,354	21,705
Outsourced data processing costs	9,337	8,003	26,366	28,331
Occupancy	7,627	7,096	22,460	22,313
Furniture and equipment	2,233	2,060	6,486	6,027
Marketing	2,509	2,729	8,215	8,650
Legal and professional fees	1,674	2,708	6,485	6,841
FDIC assessments	2,414	1,882	6,716	6,171
Amortization of intangibles	6,005	6,002	16,445	18,297
OREO expense and net (gain) loss on sale	(346)	491	(97)	356
Provision for credit losses on unfunded commitments	150	250	450	751
Merger-related charges	10,808	—	14,281	—
Other	5,879	5,945	19,157	18,346
Total Noninterest Expense	101,987	84,818	284,314	257,726
Income Before Income Taxes	46,928	39,253	143,054	112,242

Income tax expense	10,461	8,602	32,436	25,341
Net Income	$36,467	$30,651	$110,618	$86,901

Net income per share of common stock
Diluted	$0.42	$0.36	$1.28	$1.02
Basic	0.42	0.36	1.30	1.03
Average common shares outstanding
Diluted	87,425	85,069	86,154	84,915
Basic	86,619	84,434	85,398	84,319

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$36,467	$30,651	$110,618	$86,901
Other comprehensive income:
Unrealized gains on AFS securities, net of tax expense of $8.4 million and $20.9 million, respectively, for the three and nine months ended September 30, 2025 and net of tax expense of $14.4 million and $10.6 million, respectively, for the three and nine months ended September 30, 2024	26,184	44,972	65,738	33,477
Amortization of unrealized gains on securities transferred to HTM, net of tax benefit of $3 thousand and $10 thousand, respectively, for the three and nine months ended September 30, 2025 and net of tax benefit of $3 thousand and $11 thousand, respectively, for the three and nine months ended September 30, 2024	(11)	(11)	(32)	(31)
Reclassification adjustment for losses included in net income, net of tax benefit of $0.2 million for each of the three and nine months ended September 30, 2025, and net of tax benefit of $0.1 million and $1.0 million, respectively, for the three and nine months ended September 30, 2024	711	201	711	3,006
Unrealized gains (losses) on derivatives designated as fair value hedges, net of reclassifications to income, net of tax expense of $9 thousand for the nine months ended September 30, 2025, and net of tax benefit of $0.8 million and $0.6 million, respectively, for the three and nine months ended September 30, 2024	—	(2,322)	27	(1,744)
Total other comprehensive income	$26,884	$42,840	$66,444	$34,708

Comprehensive Income	$63,351	$73,491	$177,062	$121,609
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2025	December 31, 2024
(In thousands, except share data)
Assets
Cash and due from banks	$173,954	$171,615
Interest bearing deposits with other banks	132,040	304,992
Total cash and cash equivalents	305,994	476,607
Time deposits with other banks	30,852	3,215
Debt securities:
Securities AFS (at fair value)	3,212,080	2,226,543
Securities HTM (fair value $498.4 million at September 30, 2025 and $507.6 million at December 31, 2024)	598,604	635,186
Total debt securities	3,810,684	2,861,729
Loans held for sale	10,841	17,277
Loans	10,964,173	10,299,950
Allowance for credit losses	(147,453)	(138,055)
Loans, net of allowance for credit losses	10,816,720	10,161,895
Bank premises and equipment, net	115,392	107,555
OREO	5,085	6,421
Goodwill	754,645	732,417
Other intangible assets, net	76,291	71,723
BOLI	323,214	308,995
Net deferred tax assets	74,683	102,989
Other assets	352,503	325,485
Total Assets	$16,676,904	$15,176,308
Liabilities
Deposits	$13,090,319	$12,242,427
Securities sold under agreements to repurchase	236,247	232,071
FHLB borrowings	690,000	245,000
Long-term debt, net	107,464	106,966
Other liabilities	174,742	166,601
Total Liabilities	14,298,772	12,993,065
Shareholders’ Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 88,639,047 and outstanding 87,855,718 at September 30, 2025, and authorized 120,000,000, issued 86,284,017 and outstanding 85,567,712 shares at December 31, 2024	8,864	8,628
Additional paid-in capital	1,891,111	1,824,935
Retained earnings	590,384	526,642
Treasury stock	(20,804)	(19,095)
	2,469,555	2,341,110
Accumulated other comprehensive loss, net	(91,423)	(157,867)
Total Shareholders’ Equity	2,378,132	2,183,243
Total Liabilities and Shareholders’ Equity	$16,676,904	$15,176,308
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$110,618	$86,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,715	6,381
Accretion of discounts on securities, net	(3,858)	(2,371)
Amortization of operating lease ROUAs	6,793	6,148
Other amortization and accretion, net	2,224	3,344
Stock-based compensation	11,445	10,233
Origination of loans designated for sale	(75,987)	(82,146)
Sale of loans designated for sale	86,383	79,187
Provision for credit losses	22,000	12,559
Deferred income taxes	7,174	7,321
Losses (gains) on securities	606	(372)
Gains on sale of loans	(4,067)	(4,251)
(Gains) losses on sale of OREO, net of write-downs	(114)	134
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to OREO	106	284
Changes in operating assets and liabilities, net of effects from acquired companies:
Net (increase) decrease in other assets	(37,432)	6,951
Net increase in other liabilities	942	4,606
Net cash provided by operating activities	$133,548	$134,909

Cash Flows from Investing Activities
Maturities and repayments of debt securities AFS	369,197	269,277
Maturities and repayments of debt securities HTM	36,460	34,361
Proceeds from sale of debt securities AFS	265,524	104,425
Purchases of debt securities AFS	(1,171,727)	(651,360)
Maturities and redemptions of time deposits with other banks	2,219	4,132
Purchases of time deposits with other banks	—	(3,482)
Net new loans and principal repayments	(528,685)	(158,095)
Proceeds from the sale of loans held for investment	19,110	10,905
Proceeds from sale of OREO	2,960	2,841
Proceeds from sale of FHLB and Federal Reserve Bank stock	31,118	11,310
Purchase of FHLB and Federal Reserve Bank stock	(55,185)	(20,743)
Proceeds from BOLI death benefit	2,294	—
Proceeds from sale of Visa Class B shares	—	4,104
Net cash from bank acquisitions	185,995	—
Additions to bank premises and equipment	(7,149)	(3,884)
Net cash used in investing activities	$(847,869)	$(396,209)
 See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash Flows from Financing Activities
Net increase in deposits	$142,697	$466,651
Net increase (decrease) in repurchase agreements	4,176	(164,397)
Net increase of FHLB borrowings with original maturities of three months or less	100,000	—
Repayments of FHLB borrowings with original maturities of more than three months	(105,000)	(160,000)
Proceeds from FHLB borrowings with original maturities of more than three months	450,000	355,000
Stock-based employee benefit plans	(1,289)	972
Repurchase of common stock	—	(880)
Dividends paid	(46,876)	(46,170)
Net cash provided by financing activities	$543,708	$451,176
Net (decrease) increase in cash and cash equivalents	(170,613)	189,876
Cash and cash equivalents at beginning of period	476,607	447,182
Cash and cash equivalents at end of period	$305,994	$637,058

Supplemental disclosure of cash flow information:
Cash paid for interest	$205,578	$219,201
Cash paid for taxes, net	10,380	10,888
Recognition of operating lease ROUAs, other than through bank acquisitions, net of terminations	9,372	—
Recognition of operating lease liabilities, other than through bank acquisitions, net of terminations	9,372	—
Supplemental disclosure of non-cash investing activities:[1]
Transfers from loans to OREO	1,116	953
Transfers from bank premises to OREO	—	883
[1]See "Note 11 – Business Combinations" for non-cash transactions related to business combinations.
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount					Total
Balance at June 30, 2025	85,948	$8,673	$1,832,158	$569,833	$(20,792)	$(118,307)	$2,271,565
Comprehensive income	—	—	—	36,467	—	26,884	63,351
Stock-based compensation expense	—	—	4,448	—	—	—	4,448
Common stock transactions related to stock-based employee benefit plans	46	5	144	—	(12)	—	137
Issuance of common stock, pursuant to acquisitions	1,862	186	54,361	—	—	—	54,547
Dividends on common stock ($0.18 per share)	—	—	—	(15,916)	—	—	(15,916)
Three months ended September 30, 2025	1,908	191	58,953	20,551	(12)	26,884	106,567
Balance at September 30, 2025	87,856	$8,864	$1,891,111	$590,384	$(20,804)	$(91,423)	$2,378,132

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount					Total
Balance at December 31, 2024	85,568	$8,628	$1,824,935	$526,642	$(19,095)	$(157,867)	$2,183,243
Comprehensive income	—	—	—	110,618	—	66,444	177,062
Stock-based compensation expense	—	—	11,445	—	—	—	11,445
Common stock transactions related to stock-based employee benefit plans	426	50	370	—	(1,709)	—	(1,289)
Issuance of common stock, pursuant to acquisition	1,862	186	54,361	—	—	—	54,547
Dividends on common stock ($0.54 per share)	—	—	—	(46,876)	—	—	(46,876)
Nine months ended September 30, 2025	2,288	236	66,176	63,742	(1,709)	66,444	194,889
Balance at September 30, 2025	87,856	$8,864	$1,891,111	$590,384	$(20,804)	$(91,423)	$2,378,132

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount					Total
Balance at June 30, 2024	85,299	$8,530	$1,815,800	$492,805	$(18,744)	$(168,010)	$2,130,381
Comprehensive income	—	—	—	30,651	—	42,840	73,491
Stock-based compensation expense	—	—	4,128	—	—	—	4,128
Common stock transactions related to stock-based employee benefit plans	142	84	1,122	—	64	—	1,270
Dividends on common stock ($0.18 per share)	—	—	—	(15,420)	—	—	(15,420)
Three months ended September 30, 2024	142	84	5,250	15,231	64	42,840	63,469
Balance at September 30, 2024	85,441	$8,614	$1,821,050	$508,036	$(18,680)	$(125,170)	$2,193,850

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount					Total
Balance at December 31, 2023	84,861	$8,486	$1,808,883	$467,305	$(16,710)	$(159,878)	$2,108,086
Comprehensive income	—	—	—	86,901	—	34,708	121,609
Stock-based compensation expense	—	—	10,233	—	—	—	10,233
Common stock transactions related to stock-based employee benefit plans	620	128	1,934	—	(1,090)	—	972
Repurchase of common stock	(40)	—	—	—	(880)	—	(880)
Dividends on common stock ($0.54 per share)	—	—	—	(46,170)	—	—	(46,170)
Nine months ended September 30, 2024	580	128	12,167	40,731	(1,970)	34,708	85,764
Balance at September 30, 2024	85,441	$8,614	$1,821,050	$508,036	$(18,680)	$(125,170)	$2,193,850
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
Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

For the three and nine months ended September 30, 2025, options to purchase shares of the Company’s common stock totaling 144,826 and 327,859, respectively, were anti-dilutive. For the three and nine months ended September 30, 2024, options to purchase shares of the Company’s common stock totaling 327,006 and 328,045, respectively, were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Basic EPS
Net income	$36,467	$30,651	$110,618	$86,901
Average common shares outstanding	86,619	84,434	85,398	84,319
Net income per share	$0.42	$0.36	$1.30	$1.03

Diluted EPS
Net income	$36,467	$30,651	$110,618	$86,901
Average common shares outstanding	86,619	84,434	85,398	84,319
Add: Dilutive effect of employee restricted stock and stock options	806	635	756	596
Average diluted shares outstanding	87,425	85,069	86,154	84,915
Net income per share	$0.42	$0.36	$1.28	$1.02
Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of debt securities AFS and HTM at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$41,205	$346	$(432)	$41,119
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	2,654,711	28,944	(141,197)	2,542,458
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	299,739	4,478	(6,471)	297,746
Private mortgage-backed securities and collateralized mortgage obligations	103,825	348	(5,582)	98,591
CLOs	216,818	698	(309)	217,207
Obligations of state and political subdivisions	8,635	1	(1,142)	7,494
Other debt securities	7,389	76	—	7,465
Totals	$3,332,322	$34,891	$(155,133)	$3,212,080
HTM Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$511,031	$—	$(93,719)	$417,312
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	87,573	—	(6,501)	81,072
Totals	$598,604	$—	$(100,220)	$498,384

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$28,233	$29	$(522)	$27,740
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,777,274	1,237	(190,536)	1,587,975
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	206,537	1,195	(10,283)	197,449
Private mortgage-backed securities and collateralized mortgage obligations	129,475	149	(8,382)	121,242
CLOs	278,342	788	(166)	278,964
Obligations of state and political subdivisions	7,139	—	(1,449)	5,690
Other debt securities	7,389	94	—	7,483
Totals	$2,434,389	$3,492	$(211,338)	$2,226,543
HTM Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$546,444	$—	$(117,620)	$428,824
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	88,742	—	(9,972)	78,770
Totals	$635,186	$—	$(127,592)	$507,594

During the three months ended September 30, 2025, debt securities with a fair value of $245.7 million assumed in the acquisition of Heartland were sold. No gain or loss was recognized on the sale. During the three and nine months ended September 30, 2025, there were $19.8 million in other sales of securities, with gross losses of $1.0 million. During the three and nine months ended September 30, 2024, debt securities with a fair value of $17.6 million and $104.4 million, respectively, were sold, with gross losses of $0.3 million and $4.0 million, respectively. Included in “Securities (losses) gains, net” are increases of $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2025, and increases of $0.5 million and $0.3 million, respectively, for the three and nine months ended September 30, 2024 in the value of investments in mutual funds that invest in CRA-qualified debt securities.
At September 30, 2025, debt securities with a fair value of $1.4 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities HTM and AFS as of September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$14,004	$14,010
Due after one year through five years	—	—	11,272	11,262
Due after five years through ten years	—	—	8,321	8,598
Due after ten years	—	—	16,243	14,743
	—	—	49,840	48,613

Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	511,031	417,312	2,654,711	2,542,458
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	87,573	81,072	299,739	297,746
Private mortgage-backed securities and collateralized mortgage obligations	—	—	103,825	98,591
CLOs	—	—	216,818	217,207
Other debt securities	—	—	7,389	7,465
Totals	$598,604	$498,384	$3,332,322	$3,212,080
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

	September 30, 2025
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$313	$(2)	$14,493	$(430)	$14,806	$(432)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	175,515	(2,115)	786,425	(139,082)	961,940	(141,197)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	274	—	95,067	(6,471)	95,341	(6,471)
Private mortgage-backed securities and collateralized mortgage obligations	—	—	81,657	(5,582)	81,657	(5,582)
CLOs	45,106	(132)	44,532	(177)	89,638	(309)
Obligations of state and political subdivisions	—	—	5,663	(1,142)	5,663	(1,142)
Totals	$221,208	$(2,249)	$1,027,837	$(152,884)	$1,249,045	$(155,133)
[1]Comprised of 337 individual securities.

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$4,825	$(13)	$18,060	$(509)	$22,885	$(522)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	648,967	(7,578)	739,363	(182,958)	1,388,330	(190,536)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	13,200	(222)	107,041	(10,061)	120,241	(10,283)
Private mortgage-backed securities and collateralized mortgage obligations	7,178	(16)	101,242	(8,366)	108,420	(8,382)
CLOs	43,410	(152)	7,596	(14)	51,006	(166)
Obligations of state and political subdivisions	319	(15)	5,371	(1,434)	5,690	(1,449)
Totals	$717,899	$(7,996)	$978,673	$(203,342)	$1,696,572	$(211,338)
[1]Comprised of 377 individual securities.
At September 30, 2025, the Company had unrealized losses of $0.4 million on U.S. Treasury securities and obligations of U.S. government agencies having a fair value of $14.8 million. These securities are either explicitly or implicitly guaranteed by the full faith and credit of the U.S. government. The Company does not expect individual securities issued by the U.S. Treasury, a U.S. agency, or a sponsored U.S. agency to incur future losses of principal. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2025, no allowance for credit losses has been recorded.
At September 30, 2025, the Company had unrealized losses of $147.7 million on commercial and residential mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.1 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2025, no allowance for credit losses has been recorded.
At September 30, 2025, the Company had $5.6 million of unrealized losses on private label residential mortgage-backed securities and collateralized mortgage obligations having a fair value of $81.7 million. The securities have weighted-average credit support of 22%. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2025, no allowance for credit losses has been recorded.
At September 30, 2025, the Company had $0.3 million of unrealized losses in floating rate CLOs having a fair value of $89.6 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of September 30, 2025, all positions held by the Company are in AAA and AA tranches, with weighted-average credit support of 37% and 26%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2025, no allowance for credit losses has been recorded.

At September 30, 2025, the Company had $1.1 million of unrealized losses on municipal securities having a fair value of $5.7 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. As a result, as of September 30, 2025, no allowance for credit losses has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments, and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if a default were to occur. As a result, as of September 30, 2025, no allowance for credit losses has been recorded. The Company has the intent and ability to hold these securities until maturity.
Included in Other Assets at September 30, 2025 and December 31, 2024 is $101.9 million and $77.3 million, respectively, of FHLB and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $11.9 million and $1.0 million, respectively, at September 30, 2025, and $9.2 million and $1.0 million, respectively, at December 31, 2024, is included in Other Assets. Also included in Other Assets are investments in CRA-qualified mutual funds carried at fair value of $13.9 million and $13.5 million at September 30, 2025 and December 31, 2024, respectively.
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

The following tables present net loan balances by segment for portfolio loans, PCD loans and loans purchased which are not considered purchase credit deteriorated (“Non-PCD”) as of:

	September 30, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$568,687	$47,229	$559	$616,475
CRE - owner occupied	1,421,755	446,548	30,401	1,898,704
CRE - non-owner occupied	2,676,504	1,011,812	78,225	3,766,541
Residential real estate	1,984,910	697,079	12,805	2,694,794
Commercial and financial	1,622,971	172,431	12,530	1,807,932
Consumer	140,785	38,642	300	179,727
Totals	$8,415,612	$2,413,741	$134,820	$10,964,173

	December 31, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$568,148	$79,370	$535	$648,053
CRE - owner occupied	1,177,538	477,459	31,632	1,686,629
CRE - non-owner occupied	2,243,056	1,156,849	103,903	3,503,808
Residential real estate	1,882,955	719,589	14,241	2,616,785
Commercial and financial	1,424,689	199,146	27,519	1,651,354
Consumer	155,786	37,282	253	193,321
Totals	$7,452,172	$2,669,695	$178,083	$10,299,950
The amortized cost basis of loans included net deferred costs of $46.3 million at September 30, 2025 and $43.9 million at December 31, 2024. At September 30, 2025, the remaining fair value adjustments on acquired loans were $102.2 million, or 3.9% of the outstanding acquired loan balances, compared to $128.1 million, or 4.3% of the acquired loan balances at December 31, 2024. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $40.2 million and $38.1 million at September 30, 2025 and December 31, 2024, respectively.

The following tables present the status of net loan balances as of September 30, 2025 and December 31, 2024.

	September 30, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$567,058	$—	$—	$—	$1,629	$568,687
CRE - owner occupied	1,402,710	4,496	—	—	14,549	1,421,755
CRE - non-owner occupied	2,676,504	—	—	—	—	2,676,504
Residential real estate	1,974,897	3,255	395	—	6,363	1,984,910
Commercial and financial	1,607,879	6,747	460	894	6,991	1,622,971
Consumer	139,742	653	41	—	349	140,785
Total Portfolio Loans	$8,368,790	$15,151	$896	$894	$29,881	$8,415,612

Acquired Non-PCD Loans
Construction and land development	$46,148	$—	$32	$—	$1,049	$47,229
CRE - owner occupied	443,002	167	349	71	2,959	446,548
CRE - non-owner occupied	1,006,591	853	—	—	4,368	1,011,812
Residential real estate	690,088	1,539	125	—	5,327	697,079
Commercial and financial	170,054	—	—	—	2,377	172,431
Consumer	36,114	9	3	—	2,516	38,642
Total Acquired Non-PCD Loans	$2,391,997	$2,568	$509	$71	$18,596	$2,413,741

PCD Loans
Construction and land development	$82	$—	$—	$—	$477	$559
CRE - owner occupied	28,669	—	—	—	1,732	30,401
CRE - non-owner occupied	69,951	—	—	—	8,274	78,225
Residential real estate	11,773	47	165	—	820	12,805
Commercial and financial	11,748	—	—	—	782	12,530
Consumer	300	—	—	—	—	300
Total PCD Loans	$122,523	$47	$165	$—	$12,085	$134,820

Total Loans	$10,883,310	$17,766	$1,570	$965	$60,562	$10,964,173

	December 31, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$567,896	$127	$—	$—	$125	$568,148
CRE - owner occupied	1,172,287	3,083	—	—	2,168	1,177,538
CRE - non-owner occupied	2,225,216	833	—	—	17,007	2,243,056
Residential real estate	1,866,295	5,466	450	—	10,744	1,882,955
Commercial and financial	1,411,623	1,075	106	—	11,885	1,424,689
Consumer	152,129	331	5	—	3,321	155,786
Total Portfolio Loans	$7,395,446	$10,915	$561	$—	$45,250	$7,452,172

Acquired Non-PCD Loans
Construction and land development	$78,728	$8	$99	$—	$535	$79,370
CRE - owner occupied	473,118	2,414	—	—	1,927	477,459
CRE - non-owner occupied	1,151,541	148	—	—	5,160	1,156,849
Residential real estate	706,566	1,064	131	—	11,828	719,589
Commercial and financial	195,853	—	—	35	3,258	199,146
Consumer	32,375	11	1	—	4,895	37,282
Total Acquired Non-PCD Loans	$2,638,181	$3,645	$231	$35	$27,603	$2,669,695

PCD Loans
Construction and land development	$43	$—	$—	$—	$492	$535
CRE - owner occupied	26,987	—	—	—	4,645	31,632
CRE - non-owner occupied	96,188	—	—	—	7,715	103,903
Residential real estate	12,752	—	—	167	1,322	14,241
Commercial and financial	22,153	—	—	—	5,366	27,519
Consumer	200	—	—	—	53	253
Total PCD Loans	$158,323	$—	$—	$167	$19,593	$178,083

Total Loans	$10,191,950	$14,560	$792	$202	$92,446	$10,299,950

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is paid down to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized interest income of $0.1 million on nonaccrual loans during each of the three months ended September 30, 2025 and September 30, 2024. The Company recognized $2.3 million and $1.1 million in interest income on nonaccrual loans during the nine months ended September 30, 2025 and September 30, 2024, respectively.

The following tables present net balances of loans on nonaccrual status as of:

	September 30, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$1,319	$1,836	$3,155
CRE - owner occupied	13,837	5,403	19,240
CRE - non-owner occupied	11,504	1,138	12,642
Residential real estate	863	11,647	12,510
Commercial and financial	2,060	8,090	10,150
Consumer	—	2,865	2,865
Totals	$29,583	$30,979	$60,562

	December 31, 2024
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$492	$660	$1,152
CRE - owner occupied	2,622	6,118	8,740
CRE - non-owner occupied	29,449	433	29,882
Residential real estate	6,462	17,432	23,894
Commercial and financial	2,703	17,806	20,509
Consumer	2,416	5,853	8,269
Totals	$44,144	$48,302	$92,446

Loans by Risk Rating
The Company utilizes an internal asset classification system as a means of identifying problem and potential problem loans. The following classifications are used to categorize loans under the internal classification system:
•Pass: Loans that are not problem loans or potential problem loans are considered to be pass-rated.
•Special Mention: Loans that do not currently expose the Company to sufficient risk to warrant classification in the Substandard or Doubtful categories but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.
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
The following tables present the risk rating of loans and year-to-date1 gross charge offs by year of origination as of:

	September 30, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Construction and land development
Risk Ratings:
Pass	$63,829	$223,942	$113,795	$36,995	$40,593	$30,217	$96,647	$—	$606,018
Special Mention	—	—	—	—	—	1,640	—	—	1,640
Substandard	—	—	6,431	139	82	979	1,186	—	8,817
Doubtful	—	—	—	—	—	—	—	—	—
Total	$63,829	$223,942	$120,226	$37,134	$40,675	$32,836	$97,833	$—	$616,475
Gross Charge Offs	$—	$—	$115	$—	$24	$—	$—	$—	$139
CRE - owner occupied
Risk Ratings:
Pass	$285,504	$170,758	$154,760	$238,736	$237,314	$692,992	$25,441	$—	$1,805,505
Special Mention	—	4,359	1,950	981	6,066	25,067	—	—	38,423
Substandard	—	390	11,810	19,983	368	21,933	292	—	54,776
Doubtful	—	—	—	—	—	—	—	—	—
Total	$285,504	$175,507	$168,520	$259,700	$243,748	$739,992	$25,733	$—	$1,898,704
Gross Charge Offs	$—	$—	$—	$156	$—	$41	$—	$—	$197
CRE - non-owner occupied
Risk Ratings:
Pass	$436,253	$475,603	$237,376	$852,842	$533,599	$1,093,820	$25,439	$—	$3,654,932
Special Mention	—	23	2,685	9,639	9,679	28,312	—	—	50,338
Substandard	—	—	—	26,893	9,130	25,248	—	—	61,271
Doubtful	—	—	—	—	—	—	—	—	—
Total	$436,253	$475,626	$240,061	$889,374	$552,408	$1,147,380	$25,439	$—	$3,766,541
Gross Charge Offs	$—	$—	$—	$—	$—	$320	$—	$—	$320
Residential real estate
Risk Ratings:
Pass	$109,079	$160,199	$161,070	$455,764	$589,322	$536,212	$562,638	$96,742	$2,671,026
Special Mention	—	—	—	—	—	745	3,057	60	3,862
Substandard	—	150	113	1,607	5,104	6,760	4,916	1,256	19,906
Doubtful	—	—	—	—	—	—	—	—	—
Total	$109,079	$160,349	$161,183	$457,371	$594,426	$543,717	$570,611	$98,058	$2,694,794
Gross Charge Offs	$—	$—	$—	$144	$206	$31	$19	$—	$400
Commercial and financial
Risk Ratings:
Pass	$359,975	$324,504	$144,819	$212,084	$192,896	$138,289	$403,396	$—	$1,775,963
Special Mention	—	891	429	707	2,450	4,195	1,228	—	9,900
Substandard	—	—	594	4,971	3,730	6,579	5,599	—	21,473
Doubtful	—	—	—	—	596	—	—	—	596
Total	$359,975	$325,395	$145,842	$217,762	$199,672	$149,063	$410,223	$—	$1,807,932
Gross Charge Offs	$—	$—	$85	$2,022	$1,231	$8,563	$2,262	$—	$14,163
Consumer
Risk Ratings:
Pass	$12,087	$14,011	$9,649	$21,437	$16,061	$36,400	$67,065	$—	$176,710
Special Mention	3	36	—	2,512	—	—	46	—	2,597
Substandard	—	2	19	45	—	313	41	—	420
Doubtful	—	—	—	—	—	—	—	—	—
Total	$12,090	$14,049	$9,668	$23,994	$16,061	$36,713	$67,152	$—	$179,727
Gross Charge Offs	$584	$145	$8	$1,249	$108	$43	$159	$—	$2,296
Consolidated
Total	$1,266,730	$1,374,868	$845,500	$1,885,335	$1,646,990	$2,649,701	$1,196,991	$98,058	$10,964,173
Gross Charge Offs[1]	$584	$145	$208	$3,571	$1,569	$8,998	$2,440	$—	$17,515

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Construction and land development
Risk Ratings:
Pass	$113,993	$160,801	$161,122	$39,276	$8,547	$36,342	$126,659	$—	$646,740
Special Mention	—	—	—	—	—	75	—	—	75
Substandard	—	—	183	90	—	965	—	—	1,238
Doubtful	—	—	—	—	—	—	—	—	—
Total	$113,993	$160,801	$161,305	$39,366	$8,547	$37,382	$126,659	$—	$648,053
Gross Charge Offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
CRE - owner occupied
Risk Ratings:
Pass	$184,312	$139,197	$260,266	$257,711	$153,702	$628,391	$20,674	$—	$1,644,253
Special Mention	—	—	4,975	2,344	2,418	7,965	1	—	17,703
Substandard	89	1,061	2,821	377	5,870	14,106	349	—	24,673
Doubtful	—	—	—	—	—	—	—	—	—
Total	$184,401	$140,258	$268,062	$260,432	$161,990	$650,462	$21,024	$—	$1,686,629
Gross Charge Offs	$—	$—	$179	$—	$—	$162	$—	$—	$341
CRE - non-owner occupied
Risk Ratings:
Pass	$495,361	$236,306	$820,739	$581,892	$237,777	$1,012,209	$24,752	$—	$3,409,036
Special Mention	27	—	4,773	1,269	5,265	25,245	—	—	36,579
Substandard	—	—	10,462	10,684	16,437	20,610	—	—	58,193
Doubtful	—	—	—	—	—	—	—	—	—
Total	$495,388	$236,306	$835,974	$593,845	$259,479	$1,058,064	$24,752	$—	$3,503,808
Gross Charge Offs	$—	$—	$—	$—	$89	$1,396	$—	$—	$1,485
Residential real estate
Risk Ratings:
Pass	$93,644	$146,836	$469,071	$630,378	$152,116	$483,150	$517,136	$96,256	$2,588,587
Special Mention	—	—	—	—	—	164	3,434	22	3,620
Substandard	149	—	4,706	1,212	83	6,767	9,440	2,221	24,578
Doubtful	—	—	—	—	—	—	—	—	—
Total	$93,793	$146,836	$473,777	$631,590	$152,199	$490,081	$530,010	$98,499	$2,616,785
Gross Charge Offs	$—	$—	$—	$—	$40	$62	$32	$—	$134
Commercial and financial
Risk Ratings:
Pass	$373,569	$180,423	$253,120	$232,427	$82,964	$117,276	$362,701	$—	$1,602,480
Special Mention	—	382	755	2,839	232	1,904	2,163	—	8,275
Substandard	—	115	8,547	9,810	6,147	10,604	5,376	—	40,599
Doubtful	—	—	—	—	—	—	—	—	—
Total	$373,569	$180,920	$262,422	$245,076	$89,343	$129,784	$370,240	$—	$1,651,354
Gross Charge Offs	$—	$—	$2,762	$10,669	$—	$3,111	$1,074	$—	$17,616
Consumer
Risk Ratings:
Pass	$14,627	$14,049	$26,332	$20,721	$11,682	$30,022	$67,562	$—	$184,995
Special Mention	—	5	1	—	—	—	54	—	60
Substandard	75	25	4,953	40	2,435	737	1	—	8,266
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,702	$14,079	$31,286	$20,761	$14,117	$30,759	$67,617	$—	$193,321
Gross Charge Offs	$789	$457	$5,471	$4,828	$255	$221	$267	$—	$12,288
Consolidated
Total	$1,275,846	$879,200	$2,032,826	$1,791,070	$685,675	$2,396,532	$1,140,302	$98,499	$10,299,950
Gross Charge Offs[1]	$789	$457	$8,412	$15,497	$384	$4,953	$1,373	$—	$31,865
1Represents gross charge-offs for the nine months ended September 30, 2025 and year ended December 31, 2024.

Troubled Borrower Modifications
The following tables present the amortized cost of TBM loans that were modified during the nine months ended September 30, 2025 and September 30, 2024.

	September 30, 2025
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total[1]	% of Total Class of Loans
Construction and land development	$—	$—	$—	—%
CRE - owner occupied	69	132	201	0.01
CRE - non-owner occupied	—	—	—	—
Residential real estate	—	300	300	0.01
Commercial and financial	67	2,388	2,455	0.14
Consumer	—	4	4	—
Totals	$136	$2,824	$2,960	0.03%
1At September 30, 2025, there were no unfunded lending related commitments associated with TBMs.

	September 30, 2024
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total[1]	% of Total Class of Loans
Construction and land development	$—	$86	$86	0.01%
CRE - owner occupied	514	2,685	3,199	0.19
CRE - non-owner occupied	3,142	177	3,319	0.09
Residential real estate	—	126	126	0.01
Commercial and financial	3,524	813	4,337	0.28
Consumer	84	1,034	1,118	0.51
Totals	$7,264	$4,921	$12,185	0.12%
1At September 30, 2024, there were no unfunded lending related commitments associated with TBMs.

The following tables present the payment status of TBM loans that were modified in the twelve months prior to September 30, 2025 and in the twelve months prior to September 30, 2024.

	September 30, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Construction and land development	$—	$—	$—	$—	$—	$—
CRE - owner occupied	69	—	—	—	132	201
CRE - non-owner occupied	—	—	—	—	—	—
Residential real estate	57	—	—	—	472	529
Commercial and financial	2,290	—	—	—	165	2,455
Consumer	—	—	—	—	4	4
Totals	$2,416	$—	$—	$—	$773	$3,189

	September 30, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Construction and land development	$—	$—	$—	$—	$86	$86
CRE - owner occupied	95	—	—	—	3,199	3,293
CRE - non owner occupied	—	—	—	—	3,319	3,319
Residential real estate	123	—	—	—	96	219
Commercial and financial	3,162	—	—	—	1,321	4,483
Consumer	341	429	288	191	233	1,483
Totals	$3,721	$429	$288	$191	$8,254	$12,883
TBM loans modified in the prior twelve months with a payment default during the nine months ended September 30, 2025 and September 30, 2024 were immaterial.

Note 5 – Allowance for Credit Losses
Activity in the allowance for credit losses is summarized as follows:

	Three Months Ended September 30, 2025
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,556	$—	$945	$(139)	$4	$7,366
CRE - owner occupied	12,942	22	1,388	(197)	5	14,160
CRE - non-owner occupied	46,627	1	2,828	—	348	49,804
Residential real estate	41,687	60	686	(174)	59	42,318
Commercial and financial	27,109	18	2,411	(4,431)	1,454	26,561
Consumer	7,263	5	113	(371)	234	7,244
Totals	$142,184	$106	$8,371	$(5,312)	$2,104	$147,453

	Three Months Ended September 30, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$5,493	$1,562	$—	$3	$7,058
CRE - owner occupied	11,582	338	(2)	—	11,918
CRE - non-owner occupied	45,434	826	(602)	18	45,676
Residential real estate	39,209	(159)	(6)	104	39,148
Commercial and financial	28,429	3,003	(6,180)	726	25,978
Consumer	11,494	703	(1,794)	288	10,691
Totals	$141,641	$6,273	$(8,584)	$1,139	$140,469

	Nine Months Ended September 30, 2025
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$7,252	$—	$241	$(139)	$12	$7,366
CRE - owner occupied	11,825	22	2,503	(197)	7	14,160
CRE - non-owner occupied	43,866	1	4,761	(320)	1,496	49,804
Residential real estate	39,168	60	3,390	(400)	100	42,318
Commercial and financial	27,533	18	10,748	(14,163)	2,425	26,561
Consumer	8,411	5	357	(2,296)	767	7,244
Totals	$138,055	$106	$22,000	$(17,515)	$4,807	$147,453

	Nine Months Ended September 30, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$8,637	$(1,593)	$(1)	$15	$7,058
CRE - owner occupied	5,529	6,688	(304)	5	11,918
CRE - non-owner occupied	48,288	(2,049)	(705)	142	45,676
Residential real estate	39,016	(152)	(128)	412	39,148
Commercial and financial	34,343	6,208	(16,786)	2,213	25,978
Consumer	13,118	3,457	(6,713)	829	10,691
Totals	$148,931	$12,559	$(24,637)	$3,616	$140,469

Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current economic conditions, and reasonable and supportable forecasts. Forecast data is sourced from Moody’s, a firm widely recognized for its research, analysis, and economic forecasts. The forecasts of future economic conditions are over the expected remaining life of the loan using economic forecasts that revert to long-term historical averages over time.
As of September 30, 2025 and December 31, 2024, the Company utilized a multiple scenario model comprised of a blend of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the scenarios, including continued actions taken by the Federal Reserve regarding monetary policy and changes in interest rates and the potential impact of those actions. Outcomes could differ from the scenarios utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.
The following section discusses changes in the level of the allowance for credit losses for the three months ended September 30, 2025.
The allowance increased $5.3 million, or 3.7%, during the third quarter of 2025 to $147.5 million, or 1.34% of loans held for investment as of September 30, 2025.
In the Construction and land development segment, the increase in allowance is primarily due to a slight deterioration of economic forecasts. In this segment, the primary source of repayment is typically from proceeds of the sale or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the CRE - owner-occupied segment, the allowance increase is due to an increase in loan balances. Risk characteristics include, but are not limited to, collateral type, note structure, and loan seasoning.
In the CRE - non-owner-occupied segment, the allowance increase is driven by an increase in loans. Repayment is often dependent upon rental income from the successful operation of the underlying property or from the sale of the property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.
The Residential real estate segment includes residential mortgage, home equity loans, and HELOCs. The increase in the allowance is reflective of an increase in outstanding loan balances. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, LTV ratios, and loan seasoning.
In the Commercial and financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The decrease in allowance was primarily driven by a decrease in the reserves for individually evaluated loans due to payoff or charge-off of these loans, which was partly offset by an increase in the allowance due to an increase in outstanding loan balances. Industry, collateral type, estimated collateral values, and loan seasoning are among the relevant factors in assessing expected losses.

Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, LTV ratios, loan seasoning, and FICO scores. The decrease in allowance for consumer loans was driven by a decrease in loan balances.

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
Interest Rate Swaps Designated as Fair Value Hedges
The Company periodically enters into interest rate swap contracts to hedge the risk of changes in fair value of the AFS securities portfolio due to changes in SOFR. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in other comprehensive income. These derivative instruments are primarily for risk management purposes. There were no securities fair value hedges at September 30, 2025. For the nine months ended September 30, 2025, the Company recognized, through other comprehensive income, net losses of $0.4 million, and reclassified net losses of $0.5 million out of accumulated other comprehensive income into interest income. For the three and nine months ended September 30, 2024, the Company recognized through other comprehensive income, net losses of $2.8 million and $2.0 million, respectively, and reclassified net gains of $0.3 million in each period out of accumulated other comprehensive income into interest income.
The Company has entered into interest rate swap contracts to hedge the risk of changes in the fair value of a pool of residential mortgages due to changes in SOFR. These fair value hedges utilize the portfolio layer method. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in interest income. These derivative instruments are primarily for risk management purposes. For the three and nine months ended September 30, 2025, the Company recognized losses through interest income of $0.5 million and $0.4 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized gains through interest income of $0.9 million and $1.8 million, respectively.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2025
Interest rate contracts[1]	$1,082,037	$26,456	Other Assets and Other Liabilities
Residential mortgage fair value hedges	150,000	156	Other Assets
Residential mortgage fair value hedges	250,000	245	Other Liabilities

December 31, 2024
Interest rate contracts[1]	$910,640	$28,184	Other Assets and Other Liabilities
Securities fair value hedges	400,000	436	Other Assets
Residential mortgage fair value hedges	400,000	121	Other Assets and Other Liabilities
[1]Interest rate contracts include risk participation agreements with notional amounts of $49.4 million and $28.9 million at September 30, 2025, and December 31, 2024, respectively with nominal fair value in both periods.

The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Securities AFS[1]	$—	$460,126	$—	$35
Loans, net[2]	1,073,104	596,632	173	283
1 At December 31, 2024, the amortized cost basis and unallocated basis adjustments used in hedging relationships was $553.8 million. Refer to “Note 3 - Securities” for a reconciliation of the amortized cost and fair value of AFS securities.

[2] These amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2025, the portfolio layer method was $400 million, of which $400 million was designated as hedged. At December 31, 2024, the portfolio layer method was $400 million, of which $400 million was designated as hedged.

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity, as of:

(In thousands)	September 30, 2025	December 31, 2024
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$263,108	$237,074
Note 8 – Regulatory Capital
The Company is well-capitalized and at September 30, 2025, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the CET1 capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well-capitalized banks under the regulatory framework for prompt corrective action.
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

Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2025 and December 31, 2024 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2025
Financial Assets
Debt securities AFS[1]	$3,212,080	$199	$3,211,881	$—
Derivative financial instruments[2]	26,612	—	26,612	—
Loans held for sale[2]	10,841	—	10,841	—
Loans[3]	896	—	—	896
OREO[3]	5,085	—	—	5,085
Equity securities[4]	13,874	13,874	—	—
Financial Liabilities
Derivative financial instruments[2]	$26,701	$—	$26,701	$—

At December 31, 2024
Financial Assets
Debt securities AFS[1]	$2,226,543	$196	$2,226,347	$—
Derivative financial instruments[2]	28,741	—	28,741	—
Loans held for sale[2]	17,277	—	17,277	—
Loans[3]	1,839	—	—	1,839
OREO[3]	6,421	—	—	6,421
Equity securities[4]	13,521	13,521	—	—
Financial Liabilities
Derivative financial instruments[2]	$28,305	$—	$28,305	$—
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
Loans and OREO: Fair values of collateral-dependent real estate loans and OREO are based on recent real estate appraisals less estimated costs of sale. Evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost, and/or income approach. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time, but none were made by management. As such, the fair values of these loans and properties are considered Level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $1.0 million with a specific reserve of $0.1 million at September 30, 2025, compared to $3.0 million with a specific reserve of $1.2 million at December 31, 2024.
For recurring fair value measurements, transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the nine months ended September 30, 2025, there were no such transfers.
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 16 - Fair Value” of the Annual Report on Form 10-K for the year ended December 31, 2024.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of September 30, 2025 and December 31, 2024 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Financial Assets
HTM debt securities[1]	$598,604	$—	$498,384	$—
Time deposits with other banks	30,852	—	30,893	—
Loans, net	10,815,824	—	—	10,648,107
Financial Liabilities
Deposits	13,090,319	—	—	13,090,137
FHLB borrowings	690,000	—	688,206	—
Long-term debt	107,464	—	100,606	—

December 31, 2024
HTM debt securities[1]	$635,186	$—	$507,594	$—
Time deposits with other banks	3,215	—	3,194	—
Loans, net	10,160,056	—	—	10,019,964
Financial Liabilities
Deposits	12,242,427	—	—	12,242,205
FHLB borrowings	245,000	—	243,795	—
Long-term debt	106,966	—	95,563	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2025 and December 31, 2024:
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

Investments at NAV: The Company has equity investments in SBICs accounted for under the fair value practical expedient of NAV totaling $24.2 million at September 30, 2025 and $21.1 million at December 31, 2024, which are not included in the fair value hierarchy. These investments are made primarily through various SBIC funds as a strategy to provide expansion and growth opportunities to small businesses and are subject to various risks, including market, liquidity, and credit risk. SBICs are generally structured to operate for approximately 10 years and the Company’s investments are not redeemable. Distributions are received through the liquidation of the underlying assets, which is expected to occur over the next 5-10 years. Unfunded commitments related to these investments were $5.4 million at September 30, 2025 and $7.1 million at December 31, 2024.
Deposit liabilities: The fair value of demand deposits, savings accounts, and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.
Note 11 – Business Combinations
Acquisition of Heartland Bancshares, Inc.
On July 11, 2025, the Company completed its acquisition of Heartland, adding four branches in Central Florida. Integration activities, including system conversion, were also finalized in the third quarter of 2025. The Company acquired 100% of the outstanding common and preferred stock of Heartland. Under the terms of the definitive agreement, Heartland shareholders received a combination of cash and common stock, with the final consideration totaling $111.2 million.

(In thousands, except per share data)	July 11, 2025
Number of Heartland shares receiving stock	378
Per share exchange ratio for Heartland shares receiving stock	4.9263
Number of shares of SBCF common stock issued	1,862
Multiplied by SBCF price per share at July 11, 2025	$29.29
Value of SBCF common stock issued	$54,547

Number of Heartland shares receiving cash	378
Per share cash consideration for Heartland shares receiving cash	$147.10
Cash consideration paid to Heartland shareholders, including cash paid for fractional shares	$55,623
Cash paid to Heartland option holders	1,054
Total purchase price	$111,224
The acquisition of Heartland was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $22.2 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.

The table below presents the provisional allocation of the purchase consideration.

(In thousands)	July 11, 2025
Assets:
Cash and cash equivalents	$242,672
Investment securities	357,905
Loans	153,294
Bank premises and equipment	7,926
Core deposit intangibles	20,922
Goodwill	22,228
Other Assets	18,590
Total Assets	$823,537

Liabilities:
Deposits	$705,195
Other Liabilities	7,118
Total Liabilities	$712,313
The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	July 11, 2025
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$7,575	$7,496
CRE - owner occupied	31,504	30,790
CRE - non-owner occupied	40,239	38,992
Residential real estate	52,960	51,434
Commercial and financial	21,104	21,029
Consumer	3,614	3,553
Total acquired loans	$156,996	$153,294
The book value and fair value amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination was $7.2 million and $6.4 million, respectively.
The acquisition of Heartland resulted in the addition of $2.0 million in allowance for credit losses, including $0.1 million for PCD loans, and $1.9 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition.
The Company believes the deposits assumed in the acquisition have an intangible value. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, and age of deposit relationships. The core deposit intangible asset acquired from Heartland is being amortized over 10 years using an accelerated method of amortization.
Fourth Quarter of 2025 Acquisition of Villages Bancorporation, Inc.
On October 1, 2025, the Company completed its acquisition of VBI, adding approximately $1.3 billion in loans and $3.4 billion in deposits, along with 19 branches in North Central Florida including The Villages® community. Integration activities, including system conversion, are expected to be finalized in the third quarter of 2026. The Company acquired 100% of the outstanding common stock of VBI. Pursuant to the merger agreement, each share of VBI common stock was converted into the right to receive, at the shareholders' election, (i) $1,000.00 in cash, (ii) 38.5000 shares of Seacoast common stock or (iii) a 25%-75% combination of cash and common stock, with the final election subject to a proration mechanism such that 25% of VBI shares received the cash consideration and 75% of VBI shares received the stock consideration. In the event any shareholder or shareholder group would have received more than 9.75% of cumulative outstanding Seacoast common stock, non-voting convertible preferred stock was issued in lieu of the excess amount of common shares. The final consideration totaled $829.1 million.

(In thousands, except per share data)	October 1, 2025
Number of VBI shares receiving stock	550
Per share exchange ratio for VBI shares receiving stock	38.5000
Number of shares of SBCF common stock issued	9,923
Number of shares of SBCF preferred stock issued[1]	11
Multiplied by SBCF price per share at October 1, 2025	$30.50
Total Value of SBCF common and preferred stock issued	$645,785

Number of VBI shares receiving cash	183
Per share exchange ratio for VBI shares receiving cash	$1,000.00
Cash consideration paid to VBI shareholders, including cash paid for fractional shares	$183,360
Total purchase price	$829,145
[1]Preferred stock is 1/1000th share for every share of common stock
The acquisition of VBI will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company’s assessment of the fair value of assets acquired and the liabilities assumed as of the acquisition date is incomplete at the time of this filing; therefore, certain disclosures have been omitted. The Company expects to recognize goodwill in this transaction, which is expected to be nondeductible for tax purposes.
Acquisition Costs
Acquisition costs included within Merger-related charges in the Company's income statement for the three and nine months ended September 30, 2025 were $10.8 million and $14.3 million, respectively.
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
Note 13 – Subsequent Event
On October 30, 2025, the Company redeemed $12.5 million in senior debt that was scheduled to mature in 2030, upon its conversion to a floating rate of 3-month SOFR plus 533 basis points. The debt had been acquired through the acquisition of Apollo in 2022 and the unamortized premium of $0.2 million will be recorded within Interest Expense in the fourth quarter of 2025.

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
The emphasis of this discussion will be on the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2025 compared to December 31, 2024.
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
•Potential impacts of adverse developments in the banking industry and including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto (including increases in the cost of our deposit insurance assessments), the Company’s ability to effectively manage its liquidity risk and any growth plans, and the availability of capital and funding;
•Governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve, as well as legislative, tax and regulatory changes, including those that impact the money supply and inflation;
•The risks of continued changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities, and interest rate sensitive assets and liabilities;
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
•Government actions or inactions, including a prolonged shutdown of the federal government;
•A deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the federal budget and economic policy, including the impact of tariffs and trade policies;
•The risk that balance sheet, revenue growth, and loan growth expectations may differ from actual results;
•The risks relating to bank acquisitions including the mergers with Heartland and VBI including, without limitation: the diversion of management's time on issues related to the mergers; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the mergers being lower than expected; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets; and
•Other factors and risks described under “Risk Factors” herein and in any of the Company’s subsequent reports filed with the SEC and available on its website at www.sec.gov.
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
Business Developments
Third Quarter of 2025 Acquisition of Heartland Bancshares, Inc.
On July 11, 2025, the Company completed its acquisition of Heartland, adding approximately $153.3 million in loans and $705.2 million in deposits, along with four branches in Central Florida. Integration activities, including system conversion, were also completed in the third quarter of 2025. Seacoast expects the transaction to be accretive to earnings in 2026, with modest dilution to tangible book value that is expected to be earned back in approximately two years.
Fourth Quarter of 2025 Acquisition of Villages Bancorporation, Inc.
On October 1, 2025, the Company completed its acquisition of VBI. This transformative transaction expands the Company’s presence in North Central Florida including The Villages® community, adding 19 branches. Full integration and system conversion activities are expected to be completed in the third quarter of 2026.
VBI enjoys the leading market share in the rapidly growing Villages MSA. VBI’s future growth potential and low loan-to-deposit ratio provide significant opportunity for expansive growth throughout the Seacoast footprint. Seacoast expects the transaction to be accretive to earnings beginning in 2026, with tangible book value dilution earned back in under three years. The majority of cost savings are expected to be realized in the second half of 2026.
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
Results of Operations
Seacoast provides integrated financial services including commercial and consumer banking, wealth management, and mortgage services to customers at 84 full-service branches across Florida, and through advanced mobile and online banking solutions. The Company’s financial results in the third quarter of 2025 include strong growth in loans and deposits supporting improved net interest income. Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Highlights for the third quarter of 2025 include:
•Net income of $36.5 million, or $0.42 per average diluted share, which includes $10.8 million in merger-related charges, increased $5.8 million, or 19%, compared to the third quarter of 2024.
•Adjusted net income1 increased 48% compared to the third quarter of 2024 to $45.2 million, or $0.52 per share.
•Organic deposit growth of 7% annualized.
•Organic loan growth of 8% annualized.
•Net interest income of $133.5 million, increased $6.6 million, or 5%, compared to the second quarter of 2025.
•Net interest margin, excluding accretion on acquired loans, expanded three basis points to 3.32% compared to the second quarter of 2025.
•Tangible book value per share of $17.61 increased 9% year over year, well overcoming the dilutive impact of the Heartland acquisition.
•Strong capital position, with a Tier 1 capital ratio of 14.5% and a tangible common equity to tangible assets ratio of 9.8%.

The Company’s focus on organic customer growth and recent talent additions continues to generate momentum across its markets and business segments.

For the third quarter of 2025, the Company reported net income of $36.5 million, or $0.42 per average diluted share, a decrease of $6.2 million, or 15%, from the second quarter of 2025 and an increase of $5.8 million, or 19%, compared to the third quarter of 2024. Adjusted net income1 for the third quarter of 2025 totaled $45.2 million, or $0.52 per average diluted share, an increase of $0.7 million, or 2%, compared to the second quarter of 2025 and an increase of $14.7 million, or 48%, compared to the third quarter of 2024.
For the nine months ended September 30, 2025, net income totaled $110.6 million, or $1.28 per average diluted share, an increase of $23.7 million, or 27%, compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, adjusted net income1 totaled $121.7 million, or $1.41 per average diluted share, an increase of 32%, compared to $91.9 million, or $1.08 per average diluted share, for the nine months ended September 30, 2024.

	Third	Second	Third	Nine Months Ended September 30,
	Quarter	Quarter	Quarter
	2025	2025	2024	2025	2024
Return on average assets	0.88%	1.08%	0.81%	0.93%	0.78%
Return on average tangible assets	1.04%	1.24%	0.99%	1.09%	0.96%
Return on average tangible shareholders’ equity	10.70	12.82	10.31	11.23	10.21
Efficiency ratio	60.66	56.95	59.84	59.29	62.24

Adjusted return on average assets[1]	1.09%	1.13%	0.81%	1.02%	0.83%
Adjusted return on average tangible assets[1]	1.26%	1.29%	0.98%	1.19%	1.01%
Adjusted return on average tangible shareholders’ equity[1]	12.98	13.31	10.27	12.25	10.72
Adjusted efficiency ratio[1]	53.84	55.36	59.84	56.13	60.39
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Net Interest Income and Margin
Net interest income for the third quarter of 2025 totaled $133.5 million, an increase of $6.6 million, or 5%, compared to the second quarter of 2025, and an increase of $26.8 million, or 25%, compared to the third quarter of 2024. For the nine months ended September 30, 2025, net interest income totaled $378.8 million, an increase of $62.7 million, or 20%, compared to the nine months ended September 30, 2024. The increase was largely driven by growing loan and securities balances. Interest income on loans increased by $4.8 million in the third quarter of 2025, reflecting continued strong loan production. Securities income increased $3.5 million, or 11%, with purchases during the nine months ended September 30, 2025 at higher yields. Included in loan interest income was accretion on acquired loans of $9.5 million in the third quarter of 2025, $10.6 million in the second quarter of 2025, and $9.2 million in the third quarter of 2024. Accretion on acquired loans totaled $28.3 million for the nine months ended September 30, 2025, compared to $30.0 million for the nine months ended September 30, 2024. Interest expense on deposits increased $2.5 million, or 6%, compared to the second quarter of 2025, and decreased $8.8 million, or 17%, compared to the third quarter of 2024. The increase from the second quarter of 2025 reflects higher balances through both organic growth and from the Heartland acquisition. Interest expense on borrowed money decreased $1.0 million, or 9%, compared to the second quarter of 2025, and increased $3.3 million, or 51%, compared to the third quarter of 2024. The decrease from the second quarter of 2025 reflects a partial repayment of wholesale borrowings during the third quarter of 2025. The increase from the third quarter of 2024 is largely due to higher short-term borrowings used to fund strategic purchases of securities in advance of the Heartland and VBI acquisitions.
Net interest margin (on a FTE basis)1 decreased one basis point to 3.57% in the third quarter of 2025, compared to 3.58% in the second quarter of 2025, and expanded 40 basis points from 3.17% in the third quarter of 2024, largely driven by lower deposit costs. Compared to the second quarter of 2025, securities yields increased five basis points in the third quarter of 2025 to 3.92% and increased 17 basis points from the third quarter of 2024. The yield on loans decreased to 5.96% for the third quarter of 2025, a decrease of two basis points from the second quarter of 2025 and increased two basis points from the third quarter of 2024. The effect on net interest margin of accretion of purchase discounts on acquired loans was an increase of 25 basis points for the third quarter of 2025, 29 basis points in the second quarter of 2025, and 27 basis points in the third quarter of 2024. The cost of deposits was 1.81% in the third quarter of 2025, compared to 1.80% in the second quarter of 2025, and 2.34% in the third quarter of 2024. The cost of funds was 1.96% in the third quarter of 2025, compared to 1.99% in the second quarter of 2025, and 2.43% in the third quarter of 2024.
1Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

For the nine months ended September 30, 2025, net interest margin (on a FTE basis)1 increased 35 basis points to 3.55% compared to the nine months ended September 30, 2024, largely driven by lower deposit costs. The yield on securities was 3.89% for the nine months ended September 30, 2025, compared to 3.65% for the nine months ended September 30, 2024. The yield on total loans increased from 5.93% for the nine months ended September 30, 2024 to 5.95% for the nine months ended September 30, 2025. The effect on net interest margin of accretion of purchase discounts on acquired loans was an increase of 27 basis points for the nine months ended September 30, 2025, compared to 30 basis points for the nine months ended September 30, 2024. The cost of deposits was 1.85% for the nine months ended September 30, 2025, a decrease of 43 basis points compared to the nine months ended September 30, 2024. The cost of funds was 2.00% for the nine months ended September 30, 2025, a decrease of 38 basis points compared to the nine months ended September 30, 2024.
The following table details the trend for net interest income and margin results (on a FTE basis)1, the yield on earning assets and the rate paid on interest bearing liabilities for the periods specified:

(In thousands, except ratios)	Net Interest Income[1]	Net Interest Margin[1]	Yield on Earning Assets[1]	Rate on Interest Bearing Liabilities
Third quarter 2025	$133,906	3.57%	5.42%	2.63%
Second quarter 2025	127,295	3.58%	5.45%	2.66%
Third quarter 2024	106,975	3.17%	5.46%	3.32%

Nine months ended September 30, 2025	380,058	3.55%	5.43%	2.68%
Nine months ended September 30, 2024	316,930	3.19%	5.44%	3.28%
1On a FTE basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Average loans increased $246.1 million, or 2%, for the third quarter of 2025 compared to the second quarter of 2025, and increased $676.3 million, or 7%, from the third quarter of 2024. For the nine months ended September 30, 2025, average loans increased $527.6 million, or 5%, from the nine months ended September 30, 2024.
Average loans as a percentage of average earning assets totaled 73% for the third quarter of 2025, 74% for the second quarter of 2025, and 75% for the third quarter of 2024. For the nine months ended September 30, 2025, average loans as a percentage of average earning assets totaled 74%, compared to 76% for the nine months ended September 30, 2024.
During the third quarter of 2025, average investment securities increased $280.9 million, or 8.3%, compared to the second quarter of 2025, and increased $888.8 million, or 32.2%, compared to the third quarter of 2024. Securities yields increased five basis points to 3.92% during the third quarter of 2025 from 3.87% in the second quarter of 2025. For the nine months ended September 30, 2025, average investment securities were $3.4 billion, an increase of $707.6 million compared to the nine months ended September 30, 2024.
The cost of average interest-bearing liabilities decreased three basis points in the third quarter of 2025 to 2.63% from 2.66% in the second quarter of 2025 and decreased 69 basis points from 3.32% in the third quarter of 2024. The cost of average total deposits (including noninterest bearing demand deposits) was 1.81% in the third quarter of 2025, 1.80% in the second quarter of 2025, and 2.34% in the third quarter of 2024. For the nine months ended September 30, 2025, the cost of average total deposits (including noninterest bearing demand deposits) was 1.85% compared to 2.28% for the nine months ended September 30, 2024.
During the third quarter of 2025, average transaction deposits (noninterest and interest-bearing demand) increased $189.4 million compared to the second quarter of 2025, and increased $330.7 million, or 6%, compared to the third quarter of 2024. For the nine months ended September 30, 2025, average transaction deposits decreased $14.8 million compared to the nine months ended September 30, 2024. The Company’s deposit mix remains favorable, with 86% of average deposit balances comprised of savings, money market, and demand deposits for the nine months ended September 30, 2025.
Average balances of sweep repurchase agreements with customers increased $38.4 million, or 21%, from the second quarter of 2025, and decreased $16.8 million, or 7%, compared to the third quarter of 2024. The average rate on customer sweep repurchase accounts was 2.40% for the third quarter of 2025, compared to 2.62% for the second quarter of 2025, and 3.37% for the third quarter of 2024. For the nine months ended September 30, 2025, the average balance was $203.9 million, compared to an average balance of $289.2 million for the nine months ended September 30, 2024 with average rates of 2.58% and 3.61%, respectively.

The Company had an average balance of $637.8 million in FHLB borrowings outstanding for the third quarter of 2025, with an average interest rate of 4.17%, compared to $724.2 million for the second quarter of 2025, with an average interest rate of 4.32%, and $237.9 million for the third quarter of 2024, with an average interest rate of 4.26%. The Company had an average balance of $582.6 million in FHLB borrowings outstanding for the nine months ended September 30, 2025, with an average interest rate of 4.27%, compared to $163.5 million for the nine months ended September 30, 2024, with an average interest rate of 4.17%.
Long-term debt balances averaged $107.4 million in the third quarter of 2025, $107.2 million in the second quarter of 2025, and $106.7 million in the third quarter of 2024. The average rate on long-term debt for the third quarter of 2025 was 6.33%, a decrease of seven basis points compared to the second quarter of 2025 and a decrease of 72 basis points compared to the third quarter of 2024. For the nine months ended September 30, 2025, long-term debt averaged $107.2 million, compared to $106.5 million for the nine months ended September 30, 2024. The average rate on long-term debt for the nine months ended September 30, 2025 was 6.39%, a decrease of 74 basis points compared to the nine months ended September 30, 2024.

The following tables detail average balances, net interest income and margin results (on a FTE basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

		2025						2024
		Third Quarter			Second Quarter			Third Quarter
		Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)		Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	`	$3,644,261	$35,975	3.92%	$3,364,825	$32,479	3.87%	$2,756,502	$25,963	3.75%
Nontaxable		6,752	54	3.17	5,321	40	3.02	5,701	42	2.93
Total Securities		3,651,013	36,029	3.92	3,370,146	32,519	3.87	2,762,203	26,005	3.75

Federal funds sold		258,779	2,896	4.44	183,268	2,041	4.47	433,423	5,906	5.42
Interest bearing deposits with other banks and other investments		166,683	1,884	4.48	137,726	1,720	5.01	102,700	1,232	4.77
Total Loans, net		10,805,143	162,341	5.96	10,558,997	157,499	5.98	10,128,822	151,282	5.94
Total Earning Assets		14,881,618	203,150	5.42	14,250,137	193,779	5.45	13,427,148	184,425	5.46

Allowance for credit losses		(144,051)			(141,442)			(141,974)
Cash and due from banks		166,884			152,562			167,103
Premises and equipment, net		114,719			108,206			109,699
Intangible assets		827,294			796,431			812,761
BOLI		321,754			312,384			304,703
Other assets including deferred tax assets		317,799			322,916			317,406
Total Assets		$16,486,017			$15,801,194			$14,996,846

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand		$2,671,750	$10,623	1.58%	$2,622,944	$10,249	1.57%	$2,489,674	$12,905	2.06%
Savings		617,479	1,111	0.71	545,718	881	0.65	546,473	601	0.44
Money market		4,362,662	31,393	2.85	4,122,147	29,505	2.87	3,942,357	38,457	3.88
Time deposits		1,826,068	16,341	3.55	1,700,128	15,120	3.57	1,716,720	19,002	4.40
Securities sold under agreements to repurchase		224,328	1,359	2.40	185,977	1,214	2.62	241,083	2,044	3.37
FHLB borrowings		637,826	6,703	4.17	724,231	7,803	4.32	237,935	2,549	4.26
Long-term debt, net		107,372	1,714	6.33	107,208	1,712	6.41	106,706	1,892	7.05
Total Interest-Bearing Liabilities		10,447,485	69,244	2.63	10,008,353	66,484	2.66	9,280,948	77,450	3.32
Noninterest demand		3,541,749			3,401,138			3,393,110
Other liabilities		151,550			139,495			154,344
Total Liabilities		14,140,784			13,548,986			12,828,402

Shareholders’ equity		2,345,233			2,252,208			2,168,444

Total Liabilities & Equity		$16,486,017			$15,801,194			$14,996,846

Cost of deposits				1.81%			1.80%			2.34%
Cost of funds[2]				1.96%			1.99%			2.43%
Interest expense as a % of earning assets				1.85%			1.87%			2.29%
Net interest income as a % of earning assets			$133,906	3.57%		$127,295	3.58%		$106,975	3.17%

1On a FTE basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

[2]Total interest expense as a percentage of total interest-bearing liabilities and noninterest demand deposits.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2025			2024
	Nine Months Ended September 30,			Nine Months Ended September 30,
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$3,362,823	$97,835	3.89%	$2,655,422	$72,511	3.65%
Nontaxable	5,841	136	3.11	5,677	123	2.89
Total Securities	3,368,664	97,971	3.89	2,661,099	72,634	3.65

Federal funds sold	235,825	7,882	4.47	438,089	17,929	5.47
Interest bearing deposits with other banks and other investments	136,760	4,858	4.75	102,415	3,721	4.85
Total Loans, net	10,584,090	470,812	5.95	10,056,466	446,108	5.93
Total Earning Assets	14,325,339	581,523	5.43	13,258,069	540,392	5.44

Allowance for credit losses	(141,285)			(145,579)
Cash and due from banks	159,428			167,424
Premises and equipment, net	110,548			110,929
Intangible assets	808,564			819,046
BOLI	314,700			302,220
Other assets including deferred tax assets	320,985			330,898
Total Assets	$15,898,279			$14,843,007

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$2,666,794	$31,941	1.60%	$2,626,026	$43,117	2.19%
Savings	564,624	2,690	0.64	586,285	1,701	0.39
Money market	4,212,205	92,760	2.94	3,673,493	105,998	3.85
Time deposits	1,725,364	46,434	3.60	1,646,285	54,051	4.39
Securities sold under agreements to repurchase	203,943	3,930	2.58	289,181	7,806	3.61
FHLB borrowings	582,565	18,584	4.27	163,468	5,101	4.17
Long-term debt, net	107,207	5,126	6.39	106,538	5,688	7.13
Total Interest-Bearing Liabilities	10,062,702	201,465	2.68	9,091,276	223,462	3.28
Noninterest demand	3,413,252			3,468,790
Other liabilities	151,036			148,000
Total Liabilities	13,626,990			12,708,066

Shareholders' equity	2,271,289			2,134,941

Total Liabilities & Equity	$15,898,279			$14,843,007

Cost of deposits			1.85%			2.28%
Cost of funds[2]			2.00%			2.38%
Interest expense as a % of earning assets			1.88%			2.25%
Net interest income as a % of earning assets		$380,058	3.55%		$316,930	3.19%

1On a FTE basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances. Cost of funds is calculated as total interest expense as a percentage of total interest-bearing liabilities and noninterest demand deposits.

[2]Total interest expense as a percentage of total interest-bearing liabilities and noninterest demand deposits.

Noninterest Income
Noninterest income totaled $23.8 million for the third quarter of 2025, a decrease of $0.7 million, or 3%, compared to the second quarter of 2025, and an increase of $0.1 million, or 1%, compared to the third quarter of 2024. Noninterest income totaled $70.5 million for the nine months ended September 30, 2025, an increase of $4.2 million, or 6%, compared to the nine months ended September 30, 2024.
Noninterest income is detailed as follows:

	Third	Second	Third	Nine Months Ended September 30,
	Quarter	Quarter	Quarter
(In thousands)	2025	2025	2024	2025	2024
Service charges on deposit accounts	$6,194	$5,540	$5,412	$16,914	$15,714
Wealth management income	4,578	4,196	3,843	13,022	11,149
Interchange income	2,008	1,895	1,911	5,710	5,739
Mortgage banking fees	517	685	485	1,606	1,448
Insurance agency income	1,481	1,289	1,399	4,390	4,045
BOLI income	3,875	3,380	2,578	9,723	7,438
Other	6,006	7,497	7,864	19,760	20,455
	24,659	24,482	23,492	71,125	65,988
Securities (losses) gains, net	(841)	39	187	(606)	372
Total	$23,818	$24,521	$23,679	$70,519	$66,360
Service charges on deposits were $6.2 million in the third quarter of 2025, compared to $5.5 million in the second quarter of 2025, and $5.4 million in the third quarter of 2024. For the nine months ended September 30, 2025, service charges on deposits totaled $16.9 million, an increase of $1.2 million, or 8%, compared to the nine months ended September 30, 2024. The Company’s investments in talent and significant market expansion have resulted in continued growth in treasury management services to commercial customers.
Wealth management income, including trust fees and brokerage commissions and fees, was $4.6 million in the third quarter of 2025, an increase of $0.4 million, or 9%, from the second quarter of 2025 and an increase of $0.7 million, or 19%, compared to the third quarter of 2024. For the nine months ended September 30, 2025, wealth management income totaled $13.0 million, an increase of $1.9 million, or 17%, compared to the nine months ended September 30, 2024. The wealth management team saw record growth in building relationships, with assets under management increasing $414.1 million, or 20%, from December 31, 2024, to $2.5 billion at September 30, 2025.
Interchange income increased $0.1 million, or 6%, compared to the second quarter of 2025 and increased 5% compared to the third quarter of 2024. For the nine months ended September 30, 2025, interchange income remained flat at $5.7 million, compared to the nine months ended September 30, 2024.
Mortgage banking fees totaled $0.5 million, a decrease of $0.2 million, or 25%, compared to the second quarter of 2025 and remained flat compared to the third quarter of 2024.
Insurance agency income totaled $1.5 million in the third quarter of 2025, compared to $1.3 million in the second quarter of 2025, and $1.4 million in the third quarter of 2024. For the nine months ended September 30, 2025, insurance agency income totaled $4.4 million, an increase of $0.3 million, or 9%, compared to the nine months ended September 30, 2024, reflecting continued growth and expansion of insurance services.
BOLI income totaled $3.9 million for the third quarter of 2025, an increase of $0.5 million, or 15%, compared to the second quarter of 2025, and an increase of $1.3 million, or 50%, compared to the third quarter of 2024. The increases resulted from $1.3 million in death benefit payouts in the third quarter of 2025, compared to $0.9 million in the second quarter of 2025. For the nine months ended September 30, 2025, BOLI income totaled $9.7 million, an increase of $2.3 million, or 31%, compared to the nine months ended September 30, 2024.
Other income was $6.0 million in the third quarter of 2025, a decrease of $1.5 million, or 20%, compared to the second quarter of 2025, and a decrease of $1.9 million, or 24%, compared to the third quarter of 2024. For the nine months ended September 30, 2025, other income totaled $19.8 million, a decrease of $0.7 million, or 3%, compared to the nine months ended September 30, 2024. The second quarter of 2025 included $3.0 million in tax refunds received related to a prior bank acquisition. The resulting comparative decline was partially offset by higher gains on SBA loan sales and higher loan swap fees in the third quarter of 2025.
Net securities activity resulted in losses of $0.8 million during the third quarter of 2025, gains of $39.0 thousand in the second quarter of 2025, and gains of $0.2 million in the third quarter of 2024. Net securities activity resulted in losses of $0.6 million and gains of $0.4 million, respectively, for the nine months ended September 30, 2025 and 2024.
Noninterest Expenses
Noninterest expense for the third quarter of 2025 totaled $102.0 million, an increase of $10.3 million, or 11%, compared to the second quarter of 2025, and an increase of $17.2 million, or 20%, from the third quarter of 2024. Merger-related charges totaled $10.8 million in the third quarter of 2025, compared to $2.4 million in the second quarter of 2025. For the nine months ended September 30, 2025, noninterest expense totaled $284.3 million, an increase of $26.6 million, or 10%, compared to the nine months ended September 30, 2024. Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Noninterest expenses are detailed as follows:

	Third	Second	Third	Nine Months Ended September 30,
	Quarter	Quarter	Quarter
(In thousands)	2025	2025	2024	2025	2024
Salaries and wages	$46,310	$44,438	$40,697	$132,996	$119,938
Employee benefits	7,387	8,106	6,955	24,354	21,705
Outsourced data processing costs	9,337	8,525	8,003	26,366	28,331
Occupancy	7,627	7,483	7,096	22,460	22,313
Furniture and equipment	2,233	2,125	2,060	6,486	6,027
Marketing	2,509	2,958	2,729	8,215	8,650
Legal and professional fees	1,674	2,071	2,708	6,485	6,841
FDIC assessments	2,414	2,108	1,882	6,716	6,171
Amortization of intangibles	6,005	5,131	6,002	16,445	18,297
OREO expense and net (gain) loss on sale	(346)	8	491	(97)	356
Provision for credit losses on unfunded commitments	150	150	250	450	751
Merger-related charges	10,808	2,422	—	14,281	—
Other	5,879	6,205	5,945	19,157	18,346
Total	$101,987	$91,730	$84,818	$284,314	$257,726
Salaries and wages totaled $46.3 million for the third quarter of 2025, $44.4 million for the second quarter of 2025, and $40.7 million for the third quarter of 2024. For the nine months ended September 30, 2025, salaries and wages totaled $133.0 million, an increase of $13.1 million, or 11%, compared to the nine months ended September 30, 2024. The increases reflect the continued expansion of the Company’s footprint, including the completion of the acquisition of Heartland, and higher performance driven incentive compensation.
During the third quarter of 2025, employee benefits, which include costs associated with the Company’s self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, were $7.4 million, a decrease of $0.7 million, or 9%, compared to the second quarter of 2025, and an increase of $0.4 million, or 6%, compared to the third quarter of 2024. For the nine months ended September 30, 2025, employee benefit costs totaled $24.4 million, an increase of $2.6 million, or 12%, compared to the nine months ended September 30, 2024, primarily due to the continued expansion of the Company’s footprint.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $9.3 million for the third quarter of 2025, $8.5 million for the second quarter of 2025, and $8.0 million for the third quarter of 2024. Increases reflect higher transaction volume and growth in customers, including from the acquisition of Heartland. For the nine months ended September 30, 2025, outsourced data processing costs totaled $26.4 million, a decrease of $2.0 million, or 7%, compared to the nine months ended September 30, 2024. In the first quarter of 2024, the Company incurred $4.1 million in charges associated with contract terminations and modifications to consolidate systems.

Total occupancy and furniture and equipment expenses were $9.9 million in the third quarter of 2025, $9.6 million in the second quarter of 2025, and $9.2 million in the third quarter of 2024. For the nine months ended September 30, 2025, occupancy and furniture and equipment expenses totaled $28.9 million, an increase of $0.6 million, or 2%, compared to the nine months ended September 30, 2024. The increases are largely due to growth in the branch network.
Marketing expenses totaled $2.5 million in the third quarter of 2025, $3.0 million in the second quarter of 2025, and $2.7 million in the third quarter of 2024. For the nine months ended September 30, 2025, marketing expenses totaled $8.2 million, a decrease of $0.4 million, or 5%, compared to the nine months ended September 30, 2024.
Legal and professional fees for the third quarter of 2025 were $1.7 million, a decrease of $0.4 million, or 19%, compared to the second quarter of 2025, and a decrease of $1.0 million, or 38%, compared to the third quarter of 2024. For the nine months ended September 30, 2025, legal and professional fees totaled $6.5 million, a decrease of $0.4 million, or 5%, compared to the nine months ended September 30, 2024. Changes between periods are largely associated with the timing of various projects.
Merger-related charges were $10.8 million in the third quarter of 2025 and $2.4 million in the second quarter of 2025. There were no merger-related charges in the 2024 periods.
Provision for Credit Losses
The provision for credit losses was $8.4 million in the third quarter of 2025, compared to $4.4 million in the second quarter of 2025, and $6.3 million in the third quarter of 2024. The acquisition of Heartland resulted in a day-one provision of $1.9 million. For the nine months ended September 30, 2025, the provision for credit losses was $22.0 million, compared to $12.6 million for the nine months ended September 30, 2024. Allowance coverage of 1.34% remains flat compared to December 31, 2024.
Income Taxes
For the third quarter of 2025, the Company recorded tax expense of $10.5 million, a decrease of $2.1 million, or 17%, compared to the second quarter of 2025 and an increase of $1.9 million, or 22%, compared to the third quarter of 2024. The effective tax rate for the third quarter of 2025 was 22.3%, compared to 22.8% in the second quarter of 2025 and 21.9% in the third quarter of 2024. For the nine months ended September 30, 2025, tax expense totaled $32.4 million, an increase of $7.1 million, or 28%, compared to the nine months ended September 30, 2024, with an effective tax rate of 22.7% for the nine months ended September 30, 2025, compared to 22.6% for the nine months ended September 30, 2024.
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

Reconciliation of Non-GAAP Measures

	Third	Second	Third	Nine Months Ended September 30,
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2025	2025	2024	2025	2024
Net income	$36,467	$42,687	$30,651	$110,618	$86,901

Total noninterest income	23,818	24,521	23,679	70,519	66,360
Securities losses (gains), net	841	(39)	(187)	606	(372)
Total adjustments to noninterest income	841	(39)	(187)	606	(372)
Total adjusted noninterest income	$24,659	$24,482	$23,492	$71,125	$65,988

Total noninterest expense	101,987	91,730	84,818	284,314	257,726
Merger-related charges	(10,808)	(2,422)	—	(14,281)	—
Branch reductions and other expense initiatives	—	—	—	—	(7,094)
Adjustments to noninterest expense	(10,808)	(2,422)	—	(14,281)	(7,094)
Adjusted noninterest expense	$91,179	$89,308	$84,818	$270,033	$250,632

Income taxes	10,461	12,589	8,602	32,436	25,341
Tax effect of adjustments	2,952	604	(47)	3,773	1,703
Adjusted income taxes	13,413	13,193	8,555	36,209	27,044
Adjusted net income	$45,164	$44,466	$30,511	$121,732	$91,920

Earnings per diluted share, as reported	$0.42	$0.50	$0.36	$1.28	$1.02
Adjusted earnings per diluted share	0.52	0.52	0.36	1.41	1.08
Average diluted shares outstanding	87,425	85,479	85,069	86,154	84,915

Adjusted noninterest expense	$91,179	$89,308	$84,818	$270,033	$250,632
Provision for credit losses on unfunded commitments	(150)	(150)	(250)	(450)	(751)
OREO expense and net gain (loss) on sale	346	(8)	(491)	97	(356)
Amortization of intangibles	(6,005)	(5,131)	(6,002)	(16,445)	(18,297)
Net adjusted noninterest expense	$85,370	$84,019	$78,075	$253,235	$231,228

Net adjusted noninterest expense	$85,370	$84,019	$78,075	$253,235	$231,228
Average tangible assets	15,658,723	15,004,763	14,184,085	15,089,715	14,023,961
Net adjusted noninterest expense to average tangible assets	2.16%	2.25%	2.19%	2.24%	2.20%

Net revenue	$157,286	$151,385	$130,344	$449,368	$382,527
Total adjustments to net revenue	841	(39)	(187)	606	(372)
Impact of FTE adjustment	438	431	310	1,209	763
Adjusted net revenue on a FTE basis	$158,565	$151,777	$130,467	$451,183	$382,918
Adjusted efficiency ratio	53.84%	55.36%	59.84%	56.13%	60.39%

Net interest income	$133,468	$126,864	$106,665	$378,849	$316,167
Impact of FTE adjustment	438	431	310	1,209	763
Net interest income including FTE adjustment	133,906	127,295	106,975	380,058	316,930
Total noninterest income	23,818	24,521	23,679	70,519	66,360
Total noninterest expense less provision for credit losses on unfunded commitments	101,837	91,580	84,568	283,864	256,975
Pre-tax pre-provision earnings	55,887	60,236	46,086	166,713	126,315

	Third	Second	Third	Nine Months Ended September 30,
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2025	2025	2024	2025	2024
Total adjustments to noninterest income	841	(39)	(187)	606	(372)
Total adjustments to noninterest expense including OREO expense and net loss on sale	10,462	2,430	491	14,184	7,450
Adjusted pre-tax pre-provision earnings	$67,190	$62,627	$46,390	$181,503	$133,393

Average assets	16,486,017	15,801,194	14,996,846	15,898,279	14,843,007
Less average goodwill and intangible assets	(827,294)	(796,431)	(812,761)	(808,564)	(819,046)
Average tangible assets	$15,658,723	$15,004,763	$14,184,085	$15,089,715	$14,023,961

Return on average assets (ROA)	0.88%	1.08%	0.81%	0.93%	0.78%
Impact of other adjustments for adjusted net income	0.21	0.05	—	0.09	0.05
Adjusted ROA	1.09	1.13	0.81	1.02	0.83

ROA	0.88	1.08	0.81	0.93	0.78
Impact of removing average intangible assets and related amortization	0.16	0.16	0.18	0.16	0.18
Return on average tangible assets (ROTA)	1.04	1.24	0.99	1.09	0.96
Impact of other adjustments for adjusted net income	0.22	0.05	(0.01)	0.10	0.05
Adjusted ROTA	1.26%	1.29%	0.98%	1.19%	1.01%

Average shareholders’ equity	$2,345,233	$2,252,208	$2,168,444	$2,271,289	$2,134,941
Less average goodwill and intangible assets	(827,294)	(796,431)	(812,761)	(808,564)	(819,046)
Average tangible equity	$1,517,939	$1,455,777	$1,355,683	$1,462,725	$1,315,895

Return on average shareholders’ equity	6.17%	7.60%	5.62%	6.51%	5.44%
Impact of removing average intangible assets and related amortization	4.53	5.22	4.69	4.72	4.77
Return on average tangible common equity (ROTCE)	10.70	12.82	10.31	11.23	10.21
Impact of other adjustments for adjusted net income	2.28	0.49	(0.04)	1.02	0.51
Adjusted ROTCE	12.98%	13.31%	10.27%	12.25%	10.72%

Loan interest income[1]	$162,341	$157,499	$151,282	$470,812	$446,108
Accretion on acquired loans	(9,543)	(10,583)	(9,182)	(28,347)	(29,955)
Loan interest income excluding accretion on acquired loans[1]	$152,798	$146,916	$142,100	$442,465	$416,153

Yield on loans[1]	5.96%	5.98%	5.94%	5.95%	5.93%
Impact of accretion on acquired loans	(0.35)	(0.40)	(0.36)	(0.36)	(0.40)
Yield on loans excluding accretion on acquired loans[1]	5.61%	5.58%	5.58%	5.59%	5.53%

Net interest income[1]	$133,906	$127,295	$106,975	$380,058	$316,930
Accretion on acquired loans	(9,543)	(10,583)	(9,182)	(28,347)	(29,955)
Net interest income excluding accretion on acquired loans[1]	$124,363	$116,712	$97,793	$351,711	$286,975

Net interest margin[1]	3.57%	3.58%	3.17%	3.55%	3.19%
Impact of accretion on acquired loans	(0.25)	(0.29)	(0.27)	(0.27)	(0.30)
Net interest margin excluding accretion on acquired loans[1]	3.32%	3.29%	2.90%	3.28%	2.89%

	Third	Second	Third	Nine Months Ended September 30,
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2025	2025	2024	2025	2024
Securities interest income[1]	$36,029	$32,519	$26,005	$97,971	$72,634
FTE adjustment to securities	(10)	(7)	(8)	(25)	(22)
Securities interest income excluding FTE adjustment	36,019	32,512	25,997	97,946	72,612

Loan interest income[1]	162,341	157,499	151,282	470,812	446,108
FTE adjustment to loans	(428)	(424)	(302)	(1,184)	(741)
Loan interest income excluding FTE adjustment	161,913	157,075	150,980	469,628	445,367

Net interest income[1]	133,906	127,295	106,975	380,058	316,930
FTE adjustments to securities	(10)	(7)	(8)	(25)	(22)
FTE adjustments to loans	(428)	(424)	(302)	(1,184)	(741)
Net interest income excluding FTE adjustments	$133,468	$126,864	$106,665	$378,849	$316,167
1On a FTE basis. All yields and rates have been computed using amortized cost.
Financial Condition
Total assets as of September 30, 2025 were $16.7 billion, an increase of $1.5 billion, or 10%, from December 31, 2024. The increase includes organic growth and the acquisition of Heartland on July 11, 2025, which added $823.5 million in assets.
Securities
Information related to yields, maturities, carrying values, and fair value of the Company’s securities is set forth in “Note 3 – Securities” in this report.
At September 30, 2025, the Company had $3.2 billion in AFS securities and $598.6 million in HTM securities. The Company’s total debt securities portfolio increased $949.0 million from December 31, 2024. Throughout the first half of 2025, the Company made strategic securities purchases to deploy liquidity in advance of the Heartland and VBI acquisitions.
Debt securities generally return principal and interest monthly. The modified duration of the AFS securities portfolio and the total portfolio was 4.9 and 5.1, respectively, at September 30, 2025, compared to 4.7 and 4.9, respectively, at December 31, 2024.
At September 30, 2025, AFS securities had gross unrealized losses of $155.1 million and gross unrealized gains of $34.9 million, compared to gross unrealized losses of $211.3 million and gross unrealized gains of $3.5 million at December 31, 2024.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury securities, obligations of U.S. government agencies, and obligations of U.S. government sponsored entities totaled $3.5 billion, or 91%, of the total portfolio at September 30, 2025.
The portfolio includes $103.8 million, with a fair value of $98.6 million, in private label residential mortgage-backed securities and collateralized mortgage obligations with weighted-average credit support of 22%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate residential mortgage loans.
The Company also has invested $216.8 million in floating rate CLOs. CLOs are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of September 30, 2025, all of the Company’s CLOs were in AAA/AA tranches with weighted-average credit support of 32%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
HTM securities consist solely of mortgage-backed securities and collateralized mortgage obligations guaranteed by U.S. government-sponsored entities, each of which is expected to recover any price depreciation over its holding period as the debt securities move to maturity. The Company has significant liquidity and available borrowing capacity through other sources if needed and has the intent and ability to hold these investments to maturity.

At September 30, 2025, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at September 30, 2025, no allowance for credit losses has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the allowance for credit losses, were $11.0 billion at September 30, 2025, a $664.2 million, or 6.4%, increase from December 31, 2024.
The Company remains committed to sound risk management procedures. Portfolio diversification in terms of asset mix, industry, and loan type has been and continues to be an important element of the Company’s lending strategy. The average loan size is $435 thousand, and the average commercial loan size is $871 thousand at September 30, 2025, reflecting the Company’s longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company’s exposure to CRE lending remains well below regulatory limits (see “Loan Concentrations”).
The following tables detail loan portfolio composition at September 30, 2025 and December 31, 2024 for portfolio loans, PCD loans, and loans purchased which are not considered PCD (“Non-PCD”) as defined in “Note 4 - Loans”.

	September 30, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$568,687	$47,229	$559	$616,475	6%
CRE - owner occupied	1,421,755	446,548	30,401	1,898,704	17
CRE - non-owner occupied	2,676,504	1,011,812	78,225	3,766,541	34
Residential real estate	1,984,910	697,079	12,805	2,694,794	25
Commercial and financial	1,622,971	172,431	12,530	1,807,932	16
Consumer	140,785	38,642	300	179,727	2
Totals	$8,415,612	$2,413,741	$134,820	$10,964,173	100%

	December 31, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$568,148	$79,370	$535	$648,053	6%
CRE - owner occupied	1,177,538	477,459	31,632	1,686,629	16
CRE - non-owner occupied	2,243,056	1,156,849	103,903	3,503,808	34
Residential real estate	1,882,955	719,589	14,241	2,616,785	26
Commercial and financial	1,424,689	199,146	27,519	1,651,354	16
Consumer	155,786	37,282	253	193,321	2
Totals	$7,452,172	$2,669,695	$178,083	$10,299,950	100%
The amortized cost basis of loans included net deferred costs of $46.3 million at September 30, 2025 and $43.9 million at December 31, 2024. At September 30, 2025, the remaining fair value adjustments on acquired loans were $102.2 million, or 3.9%, of the outstanding acquired loan balances, compared to $128.1 million, or 4.3%, of the acquired loan balances at December 31, 2024. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Construction and land development loans decreased $31.6 million, or 5%, totaling $616.5 million at September 30, 2025, compared to December 31, 2024. These loans, extended to both commercial and consumer customers, are collateralized by and for the purpose of funding land development and construction projects. Repayment is from the proceeds of the sale, refinancing, or permanent financing of the property.

CRE owner occupied loans totaled $1.9 billion at September 30, 2025, an increase of $212.1 million, or 13% compared to December 31, 2024. CRE owner occupied loans are extended to commercial customers for the purpose of acquiring or refinancing real estate to be occupied by the borrower's business. These loans are collateralized by the subject property and the repayment of these loans is largely dependent on the performance of the company occupying the property.
CRE non-owner occupied loans increased $262.7 million, totaling $3.8 billion at September 30, 2025, compared to $3.5 billion at December 31, 2024. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is retail properties, which totaled approximately $1.3 billion at September 30, 2025, with an average loan size of $2.6 million. This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. The second-largest segment in the non-owner occupied CRE portfolio is industrial or warehouse properties, which totaled $628.2 million at September 30, 2025, with an average loan size of $2.7 million, reflecting continued demand for logistics, distribution, and manufacturing space. The next largest segment in the non-owner occupied CRE portfolio is office properties, which totaled $547.1 million at September 30, 2025, with an average loan size of $1.7 million. This segment targets low to mid-rise suburban offices and is broadly diversified across many types of professional services, with limited exposure to central business districts. Other non-owner occupied CRE loans include $437.0 million collateralized by multi-family residential properties, $282.6 million collateralized by hotels or motels, and $600.0 million collateralized by other property types, including restaurants, schools and recreation centers.
Residential real estate loans increased $78.0 million to $2.7 billion at September 30, 2025. Included in the balance as of September 30, 2025, were $1.0 billion of fixed rate mortgages, $1.0 billion of adjustable rate mortgages, and $651.9 million in home equity loans and HELOCs, compared to $1.0 billion, $970.2 million, and $614.7 million, respectively, at December 31, 2024. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loan balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 63%, with 31% of the loans being in first lien position at September 30, 2025, compared to an average LTV of 64%, with 31% of the portfolio being in the first lien position at December 31, 2024.
Commercial and financial loans increased $156.6 million, or 9%, from December 31, 2024, totaling $1.8 billion at September 30, 2025. The purpose of these loans may be to provide working capital, asset acquisition or for other business purposes, and are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The Company continues to exercise a disciplined approach to lending and is benefiting from the investments made in recent years to attract talent from large regional banks across its markets. This talent is onboarding significant new relationships, resulting in increased loan production.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $13.6 million, or 7%, to total $179.7 million at September 30, 2025, compared to $193.3 million at December 31, 2024.

Loan production and late-stage pipelines (loans in underwriting and approval or approved and not yet closed) are detailed in the following table for the periods specified. Pipelines include lines of credit at the full proposed commitment amount, which may not result in fully funded originations.

	Third	Second	Third
	Quarter	Quarter	Quarter
(In thousands)	2025	2025	2024
Commercial/CRE loan pipeline at period end	$1,134,119	$861,237	$773,492
Commercial/CRE loans closed	757,912	715,271	518,041

Residential pipeline - saleable at period end	21,320	14,371	11,222
Residential loans - sold	20,216	26,362	23,200

Residential pipeline - portfolio at period end	19,869	29,160	21,920
Residential loans - retained	56,807	58,201	51,507

Consumer pipeline at period end	20,336	16,174	24,447
Consumer originations	58,638	53,784	65,140
Commercial and CRE originations during the third quarter of 2025 were $0.8 billion, an increase of $42.6 million, or 6%, compared to the second quarter of 2025, and an increase of $239.9 million, or 46%, compared to the third quarter of 2024. Commercial and CRE pipelines were $1.1 billion as of September 30, 2025, an increase of $272.9 million, or 32%, from $861.2 million at June 30, 2025, and an increase of 47% from $773.5 million at September 30, 2024. The Company continues to exercise a disciplined approach to lending and is benefiting from the investments made in recent years to attract talent from large regional and national banks across its markets.
Residential loans originated for sale in the secondary market totaled $20.2 million in the third quarter of 2025, compared to $26.4 million in the second quarter of 2025 and $23.2 million in the third quarter of 2024. Residential saleable pipelines were $21.3 million as of September 30, 2025, compared to $14.4 million as of June 30, 2025 and $11.2 million as of September 30, 2024.
Residential loan production retained in the portfolio for the third quarter of 2025 was $56.8 million, compared to $58.2 million in the second quarter of 2025 and $51.5 million in the third quarter of 2024. The pipeline of residential loans intended to be retained in the portfolio was $19.9 million as of September 30, 2025, compared to $29.2 million as of June 30, 2025, and $21.9 million as of September 30, 2024.
Consumer originations, which include HELOCs, totaled $58.6 million during the third quarter of 2025, compared to $53.8 million in the second quarter of 2025 and $65.1 million in the third quarter of 2024. The consumer pipeline was $20.3 million as of September 30, 2025, compared to $16.2 million as of June 30, 2025 and $24.4 million at September 30, 2024.
Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $3.2 billion, representing 29% of the total portfolio at September 30, 2025, compared to $2.7 billion, or 26%, at December 31, 2024. The Company’s ten largest commercial and CRE funded and unfunded relationships at September 30, 2025 aggregated to $569.5 million, of which $532.0 million was funded, compared to $547.5 million at December 31, 2024, of which $433.0 million was funded.
Concentrations in construction and land development loans and CRE loans are maintained well below regulatory guidelines. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk-based capital were 34% and 236%, respectively, at September 30, 2025, compared to 38% and 237%, respectively, at December 31, 2024. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and CRE loans represent 32% and 223%, respectively, of total consolidated risk-based capital as of September 30, 2025, compared to 36% and 224%, respectively, at December 31, 2024. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, TBMs, OREO and Credit Quality
NPAs at September 30, 2025 totaled $65.6 million, and were comprised of $60.6 million of nonaccrual loans, and $5.1 million of OREO, including $4.9 million of branches taken out of service. Overall, NPAs decreased $33.2 million, or 34%, from $98.9 million as of December 31, 2024. NPAs to total assets at September 30, 2025 decreased to 0.39% from 0.65% at December 31, 2024.
Compared to December 31, 2024, nonaccrual loans decreased $31.9 million, or 34%. Approximately 79% of nonaccrual loans were secured with real estate at September 30, 2025. Nonperforming loans to total loans outstanding at September 30, 2025 decreased to 0.55% from 0.90% at December 31, 2024.
The tables below set forth details related to nonaccrual loans.

	September 30, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$1,319	$1,836	$3,155
CRE - owner occupied	13,837	5,403	19,240
CRE - non-owner occupied	11,504	1,138	12,642
Residential real estate	863	11,647	12,510
Commercial and financial	2,060	8,090	10,150
Consumer	—	2,865	2,865
Totals	$29,583	$30,979	$60,562

	December 31, 2024
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$492	$660	$1,152
CRE - owner occupied	2,622	6,118	8,740
CRE - non-owner occupied	29,449	433	29,882
Residential real estate	6,462	17,432	23,894
Commercial and financial	2,703	17,806	20,509
Consumer	2,416	5,853	8,269
Totals	$44,144	$48,302	$92,446

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
In certain circumstances, the Company provides modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as TBMs. Loans that were modified as TBMs during the nine months ended September 30, 2025 are included in “Note 4 - Loans”.
Allowance for Credit Losses on Loans
Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current economic conditions, and reasonable and supportable forecasts. The forecasts of future economic conditions are over a period that has been deemed reasonable and supportable, and in segments where it can no longer develop reasonable and supportable forecasts, the Company reverts to longer-term historical loss experience to estimate losses over the remaining life of the loans. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments.
The Company recorded provision expense of $8.4 million and $22.0 million, respectively, for the three and nine months ended September 30, 2025, compared to $6.3 million and $12.6 million, respectively, for the three and nine months ended September 30, 2024. The acquisition of Heartland resulted in a day-one provision of $1.9 million. The Company recorded net charge-offs of $3.2 million and $12.7 million, respectively, in the three and nine months ended September 30, 2025, compared to $7.4 million and $21.0 million, respectively, for the three and nine months ended September 30, 2024.
The ratio of allowance for credit losses to total loans was 1.34% at September 30, 2025, 1.34% at December 31, 2024, and 1.38% at September 30, 2024.
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
Cash and cash equivalents, including interest bearing deposits, totaled $306.0 million at September 30, 2025, compared to $476.6 million at December 31, 2024.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Total uninsured deposits were estimated to be $5.0 billion at September 30, 2025, representing 38% of overall deposit accounts. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 33% of total deposits at September 30, 2025. The Company has liquidity sources as discussed below, including cash and lines of credit with the FRB and FHLB, that represent 129% of uninsured deposits, and 149% of uninsured and uncollateralized deposits.
In addition to $306.0 million in cash and cash equivalents at September 30, 2025, the Company had $6.1 billion in available borrowing capacity, including $3.4 billion in available collateralized lines of credit, $2.3 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $348.0 million. The Company may also access funding by acquiring brokered deposits. Brokered deposits at September 30, 2025 totaled $189.6 million, compared to $293.6 million at December 31, 2024.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity are maintained through a portfolio of high-quality marketable assets, such as residential mortgage loans, debt securities AFS, and interest-bearing deposits. The Company is also able to provide short-term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency debt securities not pledged to secure public deposits or trust funds.
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the third quarter of 2025, Seacoast Bank distributed $110.7 million to the Company. At September 30, 2025, the Company had cash and cash equivalents at the parent of approximately $99.5 million, compared to $95.8 million at December 31, 2024.
Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

(In thousands, except ratios)	September 30, 2025	December 31, 2024
Noninterest demand	$3,611,920	$3,352,372
Interest-bearing demand	2,753,463	2,667,843
Money market	4,396,458	4,086,362
Savings	615,566	519,977
Time deposits	1,523,351	1,371,522
Brokered time certificates	$189,561	$244,351
Total deposits	$13,090,319	$12,242,427

Securities sold under agreements to repurchase	236,247	232,071

Total customer funding[1]	$13,137,005	$12,180,860

Noninterest demand deposit mix	28%	27%
[1]Total deposits and securities sold under agreements to repurchase, excluding brokered deposits. Securities sold under agreements to repurchase consists of customer sweep accounts.
The Company benefits from a diverse and granular deposit base that serves as a significant source of strength. Total deposits increased $847.9 million, or 7%, to $13.1 billion at September 30, 2025, compared to December 31, 2024. The increase reflects growth in existing customer balances, the addition of new customers and the impact of the Heartland acquisition, which added $705.2 million in deposits during the third quarter of 2025.
Noninterest demand deposits represented 28% of total deposits at September 30, 2025 and 27% at December 31, 2024. Customer transaction account balances (noninterest demand and interest-bearing demand) represented 48% of total deposits at September 30, 2025, compared to 50% at December 31, 2024.
Customer repurchase agreements totaled $236.2 million at September 30, 2025, increasing $4.2 million, or 2%, from December 31, 2024. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At September 30, 2025 and December 31, 2024, long-term debt included $72.7 million and $72.5 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company. At September 30, 2025, the average interest rate in effect on our outstanding subordinated debt related to trust preferred securities was 6.02%, compared to 6.34% at December 31, 2024. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. Under Basel III and FRB rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules.
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

In 2022, the Company acquired $12.3 million in senior debt through a bank acquisition. Contractual interest is paid on a semiannual basis at a fixed rate of 5.50% until October 30, 2025, at which point the rate converts to a floating rate of 3-month SOFR plus 533 basis points until maturity in 2030. The debt was recorded at fair value, resulting in a $0.4 million premium that is being amortized into interest expense over the remaining term to maturity. On October 30, 2025, this debt was redeemed and the unamortized premium was recorded to interest expense.
FHLB advances totaled $690.0 million at September 30, 2025 with a weighted-average interest rate of 4.04%, compared to advances outstanding of $245.0 million at December 31, 2024 with a weighted-average interest rate of 4.19%. The Company utilized short-term fixed-rate advances to fund securities purchases in 2025.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $3.2 billion at September 30, 2025 and $2.9 billion at December 31, 2024.
In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the FRB. There was no reserve requirement at September 30, 2025 or December 31, 2024.
Under FRB regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At September 30, 2025, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $205.7 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the nine months ended September 30, 2025.
Capital Resources
The Company’s equity capital at September 30, 2025 increased $194.9 million, or 9%, from December 31, 2024 to $2.4 billion. Changes in equity included increases from net income, an improvement in accumulated other comprehensive loss due to increases in the value of AFS securities associated with changes in interest rates, and the issuance of common stock in the acquisition of Heartland, partially offset by the payment of common stock dividends.
The ratio of shareholders’ equity to period end total assets was 14.26% and 14.39% at September 30, 2025 and December 31, 2024, respectively. The ratio of tangible shareholders’ equity to tangible assets was 9.76% and 9.60% at September 30, 2025 and December 31, 2024, respectively. Changes in the value of HTM securities are not reflected in shareholders’ equity under GAAP; however, illustratively, if all HTM securities were presented at fair value, the tangible common equity ratio would have been 9.30% at September 30, 2025 and 8.96% at December 31, 2024.

Activity in shareholders’ equity for the nine months ended September 30, 2025 and 2024 follows:

(In thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Balance at beginning of period	$2,183,243	$2,108,086
Net income	110,618	86,901
Stock-based compensation expense	11,445	10,233
Common stock transactions related to stock-based employee benefit plans	(1,289)	972
Issuance of common stock and conversion of options pursuant to acquisition	54,547	—
Repurchase of common stock	—	(880)
Dividends on common stock ($0.54 per share in each period)	(46,876)	(46,170)
Change in accumulated other comprehensive income (loss)	66,444	34,708
Balance at end of period	$2,378,132	$2,193,850
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

September 30, 2025	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	15.90%	15.04%	10.00%
Tier 1 Capital Ratio	14.47	13.79	8.00
CET1 Ratio	13.87	13.79	6.50
Leverage Ratio	10.94	10.42	5.00
[1]For subsidiary bank only.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without OCC approval, Seacoast Bank can pay $115.9 million of dividends to the Company.
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
The following table presents the ALCO simulation model’s projected impact of a change in interest rates on the net interest income for the 12- and 24-month periods beginning October 1, 2025, holding all balances on the balance sheet static. It is important to note that the results in the table below assume parallel shifts in the yield curve and do not take into account changes in the yield curve slope nor changes in balance sheet size or mix.

	% Change in Projected Baseline
	Net Interest Income
	September 30, 2025
Change in Interest Rates	1-12 months	13-24 months
+3.00%	(5.2)%	1.6%
+2.00%	(2.4)%	2.1%
+1.00%	(0.4)%	1.8%
Current	—%	—%
-1.00%	1.0%	(1.6%)
-2.00%	3.5%	(2.1%)
-3.00%	6.9%	(2.4%)
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

Change in Interest Rates	% Change in
Economic Value of
Equity
+3.00%	(18.3)%
+2.00%	(11.3)%
+1.00%	(5.6)%
Current	—%
-1.00%	5.5%
-2.00%	9.4%
-3.00%	8.2%
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2025 and concluded that those disclosure controls and procedures are effective.
During the quarter ended September 30, 2025, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
7/1/25 to 7/31/25	8,028	$28.65	—	$100,000
8/1/25 to 8/31/25	—	—	—	100,000
9/1/25 to 9/30/25	—	—	—	100,000
Total - 3rd Quarter	8,028	$28.65	—	$100,000
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
No shares of the Company’s common stock were repurchased under the program during the three months ended September 30, 2025.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Trading arrangements
There were no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company during the three months ended September 30, 2025.
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

Exhibit 3.1.13 Certificate of Designations of the Series A Non-Voting Preferred Stock of Seacoast Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8K, filed October 6, 2025.

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

Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 5, 2025	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

November 5, 2025	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer