Form 10-K
period 2025-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2026-02-27
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
                                              ☒ Yes            ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2025, as reported on the NASDAQ Global Select Market, was approximately $2.4 billion. The number of shares of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, outstanding as of January 31, 2026, was 97,958,734.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2026 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2026 Proxy Statement shall be deemed so incorporated.

Part I

Glossary of Defined Terms

Term	Definition	Term	Definition
ACH	Automated clearing house	FinCEN	Financial Crimes Enforcement Network
ACL	Allowance for credit losses	FRB	Federal Reserve Board
AFS	Available-for-sale	FTE	Fully taxable equivalent
AI	Artificial intelligence	GAAP	Accounting principles generally accepted in the United States of America
AML	Anti-money laundering	Heartland	Heartland Bancshares, Inc.
AOCI	Accumulated other comprehensive income (loss)	HELOC	Home equity line of credit
ARM	Adjustable-rate mortgage	HTM	Held-to-maturity
ASC	Accounting Standards Codification	IRLC	Interest Rate Lock Commitment
ASU	Accounting Standards Update	ITC	Information Technology Committee
ATM	Automated teller machine	LIHTC	Low income housing tax credit
BHC	Bank Holding Company	LTV	Loan-to-value
BOLI	Bank owned life insurance	Moody's	Moody's Analytics
CDI	Core deposit intangibles	MSA	Metropolitan statistical area
CECL	Current expected credit losses	MSR	Mortgage servicing rights
CEO	Chief Executive Officer	NASDAQ	NASDAQ Global Select Market
CET1	Common equity tier 1	NAV	Net Asset Value
CFO	Chief Financial Officer	NIST	National Institute of Standards and Technology
CFPB	Consumer Financial Protection Bureau	NPA	Nonperforming asset
CISO	Chief Information Security Office	OCC	Office of the Comptroller of the Currency
CLO	Collateralized loan obligations	OFAC	Office of Foreign Assets Control
CRA	Community Reinvestment Act	OREO	Other real estate owned
CRE	Commercial Real Estate	PCAOB	Public Company Accounting Oversight Board
CODM	Chief operating decision maker	PCD	Purchased credit deteriorated
CRO	Chief Risk Officer	PPP	Paycheck Protection Program
DIF	Deposit Insurance Fund	Professional	Professional Holding Corp.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	REIT	Real estate investment trust
DOJ	Department of Justice	ROA	Return on average assets
DTA	Deferred tax asset	ROE	Return on average equity
ECOA	Equal Credit Opportunity Act	ROTE	Return on average tangible equity
EPS	Earnings per share	ROUA	Right-of-use asset
ERM	Enterprise Risk Management	RSA	Restricted stock award
ERMC	Enterprise Risk Management Committee	RSU	Restricted stock unit
ESG	Environmental, social and governance	SBA	Small Business Administration
ESPP	Employee Stock Purchase Plan	SBIC	Small business investment companies
EVE	Economic value of equity	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SERP	Supplemental Executive Retirement Plan
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991	TBA	To-Be-Announced
FFIEC	Federal Financial Institution Examination Council	TBM	Troubled borrower modification
FHLB	Federal Home Loan Bank	VBI	Villages Bancorporation, Inc.
FHA	Fair Housing Act	XBRL	eXtensible Business Reporting Language
FICO	Fair Isaac Corporation (credit score)

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
•Potential impacts of adverse developments in the banking industry or as encountered by other financial institutions that adversely affect Seacoast and including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto (including increases in the cost of our deposit insurance assessments), the Company’s ability to effectively manage its liquidity risk and any growth plans, and the availability of capital and funding;
•Governmental monetary and fiscal policies, including interest rate policies of the FRB, as well as risks related to legislative, tax and regulatory changes, including those that impact the money supply and inflation;
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
•The risks relating to bank acquisitions, including the merger with VBI, which include, without limitation: the diversion of management's time on issues related to the integration; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following acquisitions being lower than expected; the risk related to the accounting and regulatory capital treatment of the Series A Non-Voting Preferred Stock and the impact on the Company's financial statements; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets;
•Risks related to our implementation of new lines of business, new products and services, new technologies, and expansion of our existing business opportunities, including entering and/or expanding markets through de novo branching;
•Changes in accounting policies, rules, and practices;

•Changes in retail distribution strategies, customer preferences and behavior generally and as a result of economic factors, including heightened or persistent inflation;
•Changes in borrower credit risks and payment behaviors, and changes in the availability and cost of credit and capital in the financial markets;
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
•Inaccuracies or other failures from the use of models, including the failure of assumptions and estimates (including with respect to our financial statements), as well as differences in, and changes to, economic, market and credit conditions;
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
•The timely development and acceptance of new products and services as well as risks (including reputational and litigation) attendant thereto, and perceived overall value of these products and services by users;
•Risks associated with the development and use of artificial intelligence;
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
•The effects of war, regime change, civil unrest, or other conflicts, acts of terrorism, natural disasters, including hurricanes in the Company's footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
•Seacoast’s ability to maintain adequate internal controls over financial reporting;
•Potential or actual claims, damages, penalties, fines, costs, unexpected outcomes, and reputational damage resulting from new, existing, pending, or future litigation, regulatory proceedings and enforcement actions;
•The risks that DTAs could be reduced if estimates of future taxable income from the Company’s operations and tax planning strategies are less than currently estimated, the results of tax audit findings, challenges to our tax positions, or adverse changes or interpretations of tax laws;

•The effects of competition (including the inability to grow, or attrition of, deposits, customers and employees) from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, non-bank financial technology providers, securities brokerage firms, insurance companies, private credit funds, money market and other mutual funds and other financial institutions;
•The failure of assumptions underlying the establishment of reserves for expected credit losses;
•Impairment of our goodwill or other intangible assets;
•Risks related to, and the costs associated with ESG and anti-ESG matters, including the scope and pace of related rulemaking activity, disclosure requirements and potential litigation and enforcement;
•Action or inaction by the federal government, including as a result of any prolonged government shutdown or government intervention in the U.S. financial system;
•Legislative, regulatory or supervisory actions related to so‑called “de‑banking,” including any new prohibitions, requirements or enforcement priorities that could affect customer relationships, compliance obligations, or operational practices;
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
Overview
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a financial holding company, incorporated in Florida in 1983, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Its principal subsidiary is Seacoast National Bank, a wholly-owned national banking association (“Seacoast Bank”) chartered in 1926. As of December 31, 2025, Seacoast had total consolidated assets of $20.8 billion, total deposits of $16.3 billion, total consolidated liabilities, including deposits, of $17.8 billion, consolidated convertible preferred stock of $0.3 billion, and consolidated shareholders’ equity of $2.7 billion.
Seacoast Bank is one of the largest banks headquartered in Florida, with an expanding presence in the state's fastest growing markets, each of which has unique characteristics and opportunities. This growth has been achieved through a balanced strategy consisting of organic growth and opportunistic acquisitions. The Company provides integrated financial services including commercial and consumer banking, wealth management, mortgage and insurance services to customers through advanced mobile and online banking solutions, and through Seacoast Bank's network of 104 full-service branches.
The Company’s legal structure includes wholly-owned subsidiaries through which the Company manages investments and foreclosed properties. Through one of these subsidiaries, Seacoast Bank has a controlling interest in a REIT. Unrelated investors own a non-controlling interest in the preferred stock of the REIT. Seacoast Bank provides brokerage and annuity services through an affiliation with a third party broker/dealer, LPL Financial. Nature Coast Insurance, Inc., a wholly-owned subsidiary of Seacoast, facilitates access for the Company to provide customers with a range of insurance products. The Company also operates seven trusts, formed for the purpose of issuing trust preferred securities, as described in "Note 9 - Borrowings” in Item 8 of this Form 10-K.

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
Market and Competition
Seacoast has continued expanding the franchise and strengthening its competitive position throughout Florida and beyond with acquisitions and new market launches, including its first location outside Florida, in Woodstock, Georgia. In October of 2025, the Company completed its acquisition of VBI, expanding the Company’s presence in North Central Florida and into The Villages® community. In July 2025, the Company completed its acquisition of Heartland, adding four branches in Central Florida.
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
Human Capital
As of December 31, 2025, the Company and its subsidiaries employed 1,962 full time-equivalent employees. Our associates are not represented by a collective bargaining agreement, and we believe our relationship with our associates is strong.

Professional Development and Employee Engagement
Seacoast offers comprehensive training and development programs to provide professional growth opportunities and career paths for our associates, and offers tuition reimbursement to promote continued professional education. For example, the Seacoast Manager Excellence Program, which was recognized by American Banker, supports associates as they progress from individual contributor to manager, focusing on creating purpose, driving results, developing talent, and leading change. To ensure that we are meeting associates’ expectations, we conduct an Employee Engagement Survey each year. The results of the survey and the process of continuous improvement are discussed with the Board at least annually. In 2025, 95% of associates participated in the annual engagement survey, with an overall associate engagement score of 85%, which is 16 percentage points higher than similarly-sized companies, 12 percentage points higher than the Banking industry and 10 percentage points higher than the Finance industry benchmarks.

Associate Health and Well-Being
We strive to offer competitive compensation and employee benefits including, among others, paid vacation time, medical, dental and vision insurance benefits, a 401(k) plan with company match, and an ESPP. Seacoast also provides associates with access to a variety of resources to address personal and financial health and wellness. Comprehensive Employee Assistance Plan resources are accessible to all associates, addressing a wide range of topics from substance abuse to child and elder care resources. Associates are encouraged to balance their physical fitness with their work life, with a Company reimbursement for a portion of fitness center memberships. We also offer financial planning resources for help with student debt, retirement planning and one-on-one financial planning sessions to all associates.
Supervision and Regulation
The Company is extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect the Company or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and Seacoast Bank’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company and Seacoast Bank, are difficult to predict. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to the Company or Seacoast Bank. Changes in applicable laws, regulations or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on the Company's and Seacoast Bank’s business, operations, and earnings. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the DIF of the FDIC, and the U.S. banking and financial system rather than protection for the holders of the Company's capital stock.
Regulation of the Company: The Company is registered as a BHC with the Federal Reserve Bank under the BHC Act and has elected to be a financial holding company. As such, the Company is subject to comprehensive supervision and regulation by the Federal Reserve and to its regulatory reporting requirements. Federal law subjects financial holding companies, such as Seacoast, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may lead to regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or BHC.
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
Activity Limitations: As a financial holding company, Seacoast is permitted to engage directly or indirectly in a broader range of activities than those permitted for a BHC. BHCs are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if so determined by the FRB, complementary to financial activities. The Company and Seacoast Bank must each remain “well-capitalized” and “well-managed” and Seacoast Bank must receive a CRA rating of at least “Satisfactory” at its most recent examination in order for the Company to maintain its status as a financial holding company. In addition, the FRB has the power to order a financial holding company or its subsidiaries to terminate any non-banking activity or terminate its ownership or control of any non-bank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company. As further described below, each of the Company and Seacoast Bank is well-capitalized as of December 31, 2025, and Seacoast Bank achieved a rating of “Outstanding” in its most recent CRA evaluation.
Source of Strength Obligations: As a BHC, we are required to act as a source of financial and managerial strength to Seacoast Bank and to maintain resources adequate to support it. The term “source of financial strength” means the ability to provide financial assistance in the event of financial distress. As regulator of Seacoast Bank, the OCC may require reports from the

Company to assess its ability to serve as a source of strength and the FRB may enforce compliance with the source of strength requirements and require the Company to provide financial assistance to Seacoast Bank in the event of financial distress.
Acquisitions: The BHC Act permits acquisitions of banks by bank holding companies, such that Seacoast and any other BHC, whether located in Florida or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentages, age of bank charter requirements, and other restrictions. The BHC Act requires that a BHC obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or BHC, (ii) taking any action that causes an additional bank or BHC to become a subsidiary of the BHC, or (iii) merging or consolidating with any other BHC. The FRB may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction meeting the convenience and needs of the community to be served. The FRB is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combating money laundering.
Change in Control: Federal law restricts the amount of voting stock of a BHC or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the FRB before acquiring control of any BHC, such as Seacoast, and the OCC before acquiring control of any national bank, such as Seacoast Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of the Company's outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a BHC and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of the Company's stock.
Governance and Financial Reporting Obligations: Seacoast is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the PCAOB, and the NASDAQ stock exchange. In particular, the Company is required to include management and independent registered public accounting firm reports on internal controls as part of its Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. Failure to comply with these internal control rules may materially adversely affect the Company's reputation, its ability to obtain the necessary certifications to financial statements, and the value of the Company's securities. The assessments of the Company's financial reporting controls as of December 31, 2025 are included in this report under “Item 9A. Controls and Procedures.”
Corporate Governance: The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act: (1) granted shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhanced independence requirements for Compensation Committee members; and (3) required companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers.
Incentive Compensation: The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. In May 2024, these proposed rules were reintroduced, with public comment requested. As of December 31, 2025, these rules have not been implemented. The Company and Seacoast Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks and that policies are in place to provide for recovery (i.e., "clawback") of erroneously awarded incentive compensation, consistent with three key principles: that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
Capital Requirements: The Company and Seacoast Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the FRB and OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are key factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on the Company's and Seacoast Bank's capital levels.
The Company and Seacoast Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, plus retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, MSR and DTAs subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests, and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, “high volatility” CRE, past due assets, structured securities and equity holdings.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.
In addition, the capital rules require a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1 and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or BHC to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.
FDICIA, among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

Seacoast Bank is subject to minimum ratios to be considered well-capitalized. The FRB has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the FRB’s Regulation Y, including determining whether a BHC meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the FRB were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to Seacoast Bank, the Company’s capital ratios as of December 31, 2025 would exceed such revised well-capitalized standard. Also, the FRB may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile and growth plans.
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
In 2025, the Company’s and Seacoast Bank’s regulatory capital ratios were above the well-capitalized standards and met the capital conservation buffer as of December 31, 2025. Based on current estimates, we believe that the Company and Seacoast Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2026. As of December 31, 2025, the consolidated capital ratios of Seacoast and Seacoast Bank were as follows:

	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well-Capitalized[1]
Total Risk-Based Capital Ratio	15.89%	15.07%	10.00%
Tier 1 Capital Ratio	14.48	13.82	8.00
CET1 Capital Ratio	11.54	13.82	6.50
Leverage Ratio	10.16	9.69	5.00
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
In accordance with FRB policy, the Board of Directors of a BHC must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the FRB has indicated that the Board of Directors of a BHC should consult with the FRB and eliminate, defer or significantly reduce the BHC’s dividends if:
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

The Company has historically relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the year ended December 31, 2025, Seacoast Bank distributed $332.2 million to the Company. Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits for that year combined with its retained net profits for the preceding two calendar years. Under this restriction Seacoast Bank is eligible to distribute dividends up to $72.7 million to the Company, without prior OCC approval, as of December 31, 2025.
It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only on income available during the past year, only if prospective earnings retention is consistent with the organization's expected future needs and financial condition, and only if the level of cash dividends does not undermine the BHC's ability to serve as a source of strength to its banking subsidiary. The Company has paid quarterly dividends since the second quarter of 2021. Whether the Company continues to pay quarterly dividends and the amount of any such dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, and other factors that the Board of Directors may deem relevant.
Regulation of the Bank: As a national bank, Seacoast Bank is subject to comprehensive supervision and regulation by the OCC and is subject to its regulatory reporting requirements. Additionally, Seacoast Bank also is subject to certain FRB and FDIC regulations.
Seacoast Bank meets the definition of a “large institution” and is subject to direct supervision by the CFPB for compliance with a wide range of consumer compliance laws, and for assessment of the effectiveness of the Bank's compliance management system. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.
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
Deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC on behalf of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent BHC.
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
Anti-Money Laundering: A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. Title III of the USA PATRIOT Act requires that regulated banks such as Seacoast Bank: (i) establish an AML program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution.
Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal AML laws, subject to pending implementation by regulatory rulemaking, and on June 30, 2021 FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking. FinCEN is required to implement regulations to specify how covered financial institutions, such as the Company, should incorporate these national priorities into their AML programs. As of December 31, 2025, no such regulations have been proposed.
Economic Sanctions: The OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If the Company finds a name on any transaction, account or wire transfer that is on an OFAC list, it must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and it must notify the appropriate authorities.
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
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. Seacoast Bank has exposures to loans secured by CRE due to the nature of its markets and the loan needs of both its retail and commercial customers. Seacoast Bank believes that its long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. At December 31, 2025, Seacoast Bank's construction and land development loans represented approximately 34% of total risk-based capital, well below the Guidance’s threshold. At December 31, 2025, the total CRE exposure for Seacoast Bank represented approximately 227% of total risk- based capital, also below the Guidance’s threshold.
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

Community Reinvestment Act: Seacoast Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The OCC’s assessment of Seacoast Bank’s CRA record is made available to the public. Following the enactment of the GLBA, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A BHC is not permitted to become or remain a financial holding company and no new activities authorized under GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries receive less than a “Satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. Seacoast Bank has a rating of "Outstanding" in its most recent CRA evaluation.
On October 24, 2023, the OCC, FRB, and FDIC issued a final rule to modernize their respective CRA regulations, which would have substantially altered the methodology for assessing compliance with the CRA. The rule introduced metrics-based benchmarking, expanded evaluation of lending outside traditional branch-based assessment areas (such as online and mobile banking), and clarified eligible CRA activities, with major provisions originally scheduled to take effect January 1, 2026 and revised data reporting requirements January 1, 2027. However, implementation was enjoined by a federal court in March 2024, and the agencies have since proposed rescinding the 2023 rule and reverting to the prior CRA framework (from 1995, as updated in 2021). As of now, banks continue to be examined under the existing 1995/2021 regulations, and the 2023 modernization rule is unlikely to be reinstated in its original form.
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
In March 2023, the CFPB issued a final rule to implement Section 1071 of the Dodd-Frank Act, requiring lenders to collect and report information on credit applications from women-owned, minority-owned, and small businesses. Originally scheduled to take effect in stages beginning in 2025, the rule has faced ongoing litigation and operational challenges. In response, the CFPB has proposed significant revisions, including raising the coverage threshold to institutions with at least 1,000 originations over two years, narrowing the definition of “small business” to $1 million in annual revenue, and eliminating several discretionary data points. The proposed compliance date for all covered institutions is January 1, 2028. The Bank is monitoring these developments closely, as the rule remains subject to court challenges and potential further changes.
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
The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with certain standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for ARMs, periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.
Non-Discrimination Policies: Seacoast Bank is also subject to, among other things, the provisions of the ECOA and the FHA, both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The DOJ and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices.
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
A decline in residential real estate market prices or reduced levels of home sales could result in lower single family home values, adversely affecting the liquidity and value of collateral securing commercial loans for residential land acquisition, construction and development, as well as residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on the sale of mortgage loans. Declining real estate prices cause higher delinquencies and losses on certain mortgage loans, generally, and particularly on second lien mortgages and HELOCs. Significant ongoing disruptions in the secondary market for residential mortgage loans can limit the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. Deteriorating trends could occur, including declines in real estate values, financial stress on borrowers as a result of job losses or other factors. These could have adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our ACL on loans is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.
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
Additionally, Florida’s commercial real estate markets may also experience more rapid and more pronounced cyclical fluctuations than national markets, including sharper and faster declines in property values during downturns, which could increase the risk of sudden reductions in our collateral coverage.
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
A substantial portion of our loan portfolio is secured by real estate. In weak economies, or in areas where real estate market conditions are distressed, we may experience a higher than normal level of nonperforming real estate loans. The collateral value of the portfolio and the revenue stream from those loans could come under stress, and additional provisions for the ACL could be necessitated. Our ability to dispose of foreclosed real estate at prices at or above the respective carrying values could also be impaired, causing additional losses. In addition, declines in collateral liquidity, extended disposition timelines, or higher carrying costs associated with foreclosed properties could further elevate loss severity.
CRE is cyclical and poses risks of loss to us due to our concentration levels and risk of the asset, especially during a difficult economy, including the current stressed economy. As of December 31, 2025, 50% of our loan portfolio was comprised of loans secured by CRE. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for expected losses and capital levels as a result of CRE lending growth and exposures.
Seacoast Bank has a CRE concentration risk management program and monitors its exposure to CRE; however, there can be no assurance that the program will be effective in managing our concentration in CRE.
NPAs could result in an increase in our provision for credit losses on loans, which could adversely affect our results of operations and financial condition.
At December 31, 2025, our nonaccrual loans totaled $72.0 million or 0.57% of the loan portfolio and our NPAs (which includes nonaccrual loans) were $76.3 million or 0.37% of total assets. In addition, we had approximately $33.2 million in accruing loans that were 30 days or more delinquent at December 31, 2025. Our NPAs adversely affect our net income in various ways. We generally do not record interest income on nonaccrual loans, thereby adversely affecting our income, and increasing our loan administration costs. When the only source of repayment expected is the underlying collateral, we are required to mark the related loan to the then fair market value of the collateral, if less than the recorded amount of our investment, which may result in a loss. These loans also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. We may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and our provision for credit losses on loans. Any increase in our NPAs and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
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
Our ACL on loans may prove inadequate or we may be adversely affected by credit risk exposures.
Our business depends on the creditworthiness of our customers. We review our ACL on loans for adequacy, at a minimum quarterly, considering economic conditions and trends, reasonable and supportable forecasts, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and NPAs. The determination of the appropriate level of the ACL involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We cannot be certain that our allowance will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrowers repaying their loans. Generally, the credit quality of our borrowers may deteriorate as a result of economic downturns in our markets. For example, inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations, increasing our credit risk. If the credit quality of our customer base or their debt service behavior materially decreases, if the risk profile of a market, industry or group of customers declines or weakness in the real estate markets and other economics were to arise, or if our ACL on loans is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the ACL on loans, we will need additional provisions to increase the allowance, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.
Interest Rate Risk
We must effectively manage our interest rate risk. The impact of changing interest rates on our results is difficult to predict and changes in interest rates may impact our performance in ways we cannot predict.
Our profitability is largely dependent on our net interest income, which is the difference between the interest income paid to us on our loans and investments and the interest we pay to third parties such as our depositors, lenders and debt holders. Changes in interest rates can impact our profits and the fair values of certain of our assets and liabilities. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs, recession, unemployment, federal funds target rate, money supply, domestic and international events and changes in the United States and other financial markets. Prolonged periods of unusually low interest rates may have an incrementally adverse effect on our earnings by reducing yields on loans and other earning assets over time. Increases in market interest rates may reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of NPAs would increase, producing an adverse effect on operating results. Increases in interest rates can have a material impact on the volume of mortgage originations and re-financings, adversely affecting the profitability of our mortgage finance business. Higher market interest rates and increased competition for deposits may result in higher interest expense, as we may offer higher rates to attract or retain customer deposits. Increases in interest rates also may increase the amount of interest expense we pay to creditors on short and long-term debt. Interest rate risk can also result from mismatches between the dollar amounts of re-pricing or maturing assets and liabilities and from mismatches in the timing and rates at which our assets and liabilities re-price. Changes in market values of investment securities classified as AFS are impacted by higher rates and can negatively impact our other comprehensive income and equity levels through AOCI, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. We actively monitor and manage the balances of our maturing and re-pricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that we will be able to avoid material adverse effects on our net interest margin in all market conditions.
In addition, the value of our MSRs is highly sensitive to changes in interest rates, prepayment speeds, and default or loss‑mitigation activity. Declines in interest rates, increases in actual or expected prepayments, or changes in market assumptions may materially reduce the fair value of our MSRs, require valuation adjustments, and adversely affect our results of operations. MSR valuations also rely on complex modeling and inputs, and inaccuracies in these assumptions, or changes in the secondary‑market environment for MSRs, could increase earnings volatility or impair our ability to sell or hedge MSRs on acceptable terms.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include customer deposits, federal funds purchases, securities sold under repurchase agreements, and short- and long-term debt. We are also members of the FHLB of Atlanta and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. Other sources of liquidity available to us or Seacoast Bank include the acquisition of additional deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.
Our access to funding sources in adequate amounts or on terms which are acceptable to us could be impaired by other factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors. Although we have historically been able to replace maturing deposits and FHLB advances as necessary, we might not be able to replace such funds in the future and can lose a relatively inexpensive source of funds and increase our funding costs if, among other things, customers move funds out of bank deposits and into alternative investments, such as the stock market, that may be perceived as providing superior expected returns. Recently proposed changes to the FHLB system could adversely impact the Company's access to FHLB borrowings or increase the cost of such borrowings. Access to liquidity may also be negatively impacted by the value of our securities portfolio, if liquidity and/or business strategy necessitate the sales of securities in a loss position. Access to liquidity may also be negatively impacted by the value of our securities portfolio if liquidity and/or business strategy necessitate the sales of securities in a loss position. We may be required to seek additional regulatory capital through capital raises at terms that may be very dilutive to existing shareholders.
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
Moreover, some of our customers may become less willing to maintain deposits at Seacoast because of broader market concerns with the level of insurance available on those deposits. Our business and our financial condition and results of operations could be adversely affected by continued soundness concerns regarding financial institutions generally and our counterparties specifically and limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system, as well as the impact of excessive deposit withdrawals. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system or certain banks, deposit volatility, liquidity issues, stock price volatility and other adverse developments. Even inaccurate speculation or social media driven rumors about the health of financial institutions have the potential to trigger rapid deposit outflows or market reactions that outpace traditional risk management tools. Any of these impacts, or any other impacts resulting from bank failures or other related or similar events, could have a material adverse effect on our liquidity and our current and/or projected business operations and financial condition and results of operations.
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
We intend to continue to pursue a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in pursuing such growth strategies. Our ability to continue to grow successfully will depend on a variety of factors, including economic conditions, continued availability of desirable business opportunities, customer demand for our products and services, the competitive responses from other financial and non-financial institution competitors, and our ability to successfully serve a growing number of client relationships. Sustained growth also requires that we expand our organizational capacity, including our operational infrastructure, technology platforms, risk management capabilities, and employee base, in a manner that keeps pace with increases in business volume and complexity. There can be no assurance growth opportunities will be available, or growth will be successfully managed. Failure to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.
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
Additionally, we face increasing competition from non-traditional financial service providers, including fintech companies, digital only banks, payment platforms, private credit funds, and other technology driven entrants that may be able to innovate more quickly, deliver products at lower cost, or provide differentiated digital experiences that appeal to certain customer segments. Further, as a result of the GENIUS Act, passed in 2025 to provide a regulatory framework for stablecoins in the U.S., increased competition may emerge from issuers of stablecoins and providers of related technology.
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
The effects of climate change continue to raise significant concerns about the state of the environment. However, under the current administration, federal policy has shifted to reduce the emphasis on climate change initiatives and environmental regulations. This includes scaling back federal participation in international agreements, and reducing regulatory pressures on businesses, including banks, to address climate-related risks. Federal legislative and regulatory proposals aimed at combating climate change have and may continue to face greater scrutiny or diminished priority. However, state and local regulations or guidance relating to climate change, as well as changes in investors’, consumers’ and businesses’ behaviors and business preferences, continue to affect our business operations. Additionally, in the long-term, given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we face may in the future face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs. The state of Florida could be disproportionately impacted by long-term climate changes. We and our customers may face cost increases, asset value reductions (which could impact customer creditworthiness), operating process changes, changes in demand for products and services, and the like resulting from new laws, regulations, and changing consumer and investor preferences regarding our, or other companies', response to climate change. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
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
We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business and/or new products and services, we undergo a process to assess the risks of the initiative, and invest considerable time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative. New initiatives may also require enhancements to our technology systems, data management processes, or operational infrastructure, and delays or deficiencies in these areas could hinder successful implementation or increase operational risk. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
Employee misconduct could expose us to significant legal liability and reputational harm.
We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm that adversely affects our customers and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective, and misconduct may occur despite established policies, training programs, internal controls, and monitoring systems. Such misconduct may result in regulatory sanctions and/or penalties, serious harm to our reputation, financial condition, customer relationships or the ability to attract new customers. In addition, improper use or disclosure of confidential information by our employees, even if inadvertent, could result in serious harm to our reputation, financial condition and current and future business relationships.
We are subject to losses due to fraudulent and negligent acts.
Financial institutions are inherently exposed to fraud risk. Criminals are turning to new sources, including AI, to steal personally identifiable information in order to impersonate our clients to commit fraud. Continued advances in AI‑driven tools, deepfakes, synthetic identities, and automated credential‑stuffing attacks may make fraud harder to detect and enable criminals to generate more convincing impersonations or documentation. Fraudulent activity can take many forms and has escalated as more tools for accessing financial services emerge, such as real-time payments. Fraud schemes are broad and continuously evolving. A fraud can be perpetrated by a customer of Seacoast, an employee, a vendor, or members of the general public. We are subject to fraud risk in connection with the origination of loans, ACH transactions, wire transactions, digital payments, ATM transactions, checking and other transactions. When we originate loans, we rely heavily upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation. Although the Company seeks to mitigate fraud risk and losses through continued investment in systems, resources, and controls, there can be no assurance that our efforts will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our financial results or reputation.
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
Failure to achieve and maintain an effective internal control environment could prevent us from accurately reporting our financial results, preventing or detecting fraud or providing timely and reliable financial information pursuant to our reporting obligations, which could result in a material weakness in our internal controls over financial reporting and the restatement of previously filed financial statements and could have a material adverse effect on our business, financial condition and results of operations. Further, ineffective internal controls could cause our investors to lose confidence in our financial information, which could affect the trading price of our common stock. Regulators may also increase scrutiny or require corrective action if they determine that our internal controls are inadequate, which could increase compliance costs and divert management attention.
Our operations rely on external vendors.
We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations, particularly in the areas of operations, treasury management systems, information technology and security, exposing us to the risk that these vendors will not perform as required by our agreements and exposing us to operational and informational security risks, including risks associated with operational errors, information system failures, interruptions or compromises and unauthorized disclosures of sensitive or confidential client or customer information. These risks also include coding errors, system integration failures, or breakdowns in communication with our vendors that can delay problem resolution or extend service disruptions. An external vendor’s failure to perform in accordance with our agreement could be disruptive to our operations, which could have a material adverse impact on our reputation, business, financial condition and results of operations. Our regulators also impose requirements on us with respect to monitoring and implementing adequate controls and procedures in connection with our third party vendors.
From time to time, we may decide to retain new vendors for new or existing products and services. Transition to these new vendors may not proceed as anticipated and could negatively impact our customers or our ability to conduct business, which, in turn, could have an adverse effect on our business, results of operations and financial condition. To mitigate this risk, the Company has established a process to oversee vendor relationships.
We must effectively manage our information systems risk.
We rely heavily on our communications and information systems, and those of our third-party service providers, to conduct our business. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products, services and methods of delivery (including those related to or involving the continued advancement of artificial intelligence, machine learning, blockchain and other distributed ledger technologies). Our ability to compete successfully depends in part upon our ability to use technology to provide products and services that will satisfy customer demands. We have and will continue to make technology investments to achieve process improvements and increase efficiency. Many of the Company’s competitors invest substantially greater resources in technological improvements than we do. We may not be able to effectively select, develop or implement new technology-driven products and services or be successful in marketing these products and services to our customers, which may negatively affect our business, results of operations or financial condition.
Evolving business practices, including having certain employees working remotely, introduces additional operational risk, including increased cybersecurity risk. These cyber risks include the risks of greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security incident resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers. These risks have increased as cyber threat actors use sophisticated tools, including artificial intelligence, to generate more convincing phishing schemes, malware, account takeover attempts, deepfake enabled impersonations, credential stuffing attacks, and exploitation of software vulnerabilities, including “zero day” threats. Our systems, and those of our service providers, customers and third party vendors, are subject to constant attack attempts ranging from uncoordinated individual probing to targeted, coordinated intrusions by criminal organizations.
Disruptions to our information systems or security incidents could adversely affect our business and reputation.
Our communications and information systems, and those of our third-party service providers, remain vulnerable to unexpected disruptions and failures. Any failure or interruption of these systems could impair our ability to serve our customers and to operate our business and could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny or enforcement or expose us to civil litigation and possible financial liability. While we have developed extensive recovery plans, we cannot assure that those plans will be effective to prevent adverse effects upon us and our customers resulting from system failures. While we maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems, we cannot assure that this policy would be sufficient to cover all related financial losses and damages should we experience any one or more of our or a third party’s systems failing or failing to prevent, being compromised, or experiencing a cyber-attack.
Cyber attacks or security incidents may not be immediately detected, and delays in identifying or responding to an attack can significantly increase the magnitude of resulting harm, including extended system outages, greater data loss or compromise, and higher remediation costs. Our increasing reliance on cloud services, digital connectivity and integration with third party systems heightens the risk that disruptions or compromises in those external environments could affect our operations.
Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures, and there is no assurance that our response to any cyber-attack or system interruption, compromise or failure will be fully effective to mitigate and remediate the issues resulting from such an event, including the costs, reputational harm and litigation challenges that we may face as a result. Cybersecurity risks also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant financial loss or liability that could adversely affect our financial condition or results of operations. We offer our clients the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our clients' systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security incidents. To the extent that our activities or the activities of our clients or third-party service providers involve the storage and transmission of confidential information, security incidents and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cybersecurity attacks, our systems and those of our clients and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our client or third-party service provider systems. Any such losses or liabilities could adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems. In addition, as the domestic and foreign regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
Cybersecurity related incidents may require us to expend significant capital, management time and other resources to investigate, remediate and prevent future occurrences. In addition, some cybersecurity related losses, regulatory fines or enforcement penalties may not be covered by insurance or may exceed available coverage.
We collect and store sensitive data, including personally identifiable information of our customers and employees as well as sensitive information related to our operations. Our collection of such Company and customer data is subject to extensive regulation and oversight. Computer compromises of our systems or our customers’ systems, thefts of data and other incidents and criminal activity may result in significant costs to respond, liability for customer losses if we are at fault, damage to our customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. We advise and provide training to our customers regarding protection of their systems, but there is no assurance that our advice and training will be appropriately acted upon by our customers or effective to prevent losses. In some cases, we may elect to contribute to the cost of responding to cybercrime against our customers, even when we are not at fault, in order to maintain valuable customer relationships.
The development and use of AI presents risks and challenges that may adversely impact our business.
We and our third party (or fourth party) vendors, clients, and counterparties may develop or incorporate AI technologies into business processes, services, or products. The legal and regulatory environment applicable to AI is uncertain, rapidly evolving, and includes both AI specific regulatory schemes and broader requirements under intellectual property, privacy, consumer protection, employment, and other laws. Changes in these requirements may necessitate modifications to our AI implementation, increase compliance costs, and elevate the risk of non-compliance. AI models, including generative and other advanced AI systems, may produce incorrect or harmful outputs, reflect underlying data biases, release private or proprietary information, or infringe on intellectual property rights. The complexity and limited transparency of many AI models make it difficult to assess and monitor their operation, understand why they generate certain outputs, reduce erroneous results, eliminate bias, and comply with regulatory expectations regarding documentation and explainability. When we rely on AI developed by third parties, we depend on their training practices, data selection, and controls, over which we may have limited visibility. These risks could expose us to liability, regulatory scrutiny, or reputational harm.

Rapid technological advancements and increasing customer expectations for AI enabled convenience, personalization, automation, and decisioning tools may require continual innovation. If we fail to keep pace with these changes or if competitors deploy AI more effectively, our growth, revenue, or market position could be adversely affected. The integration of AI into existing systems may also introduce operational risks, including service interruptions, transaction processing errors, data quality issues, and system conversion delays, which may contribute to compliance failures in areas such as lending, fraud detection, customer communications, or regulatory reporting.

AI used by customers or counterparties may introduce additional risks, such as inaccurate or AI generated misinformation submitted to the Company, automated activity that strains systems, or counterparties’ reliance on AI based decisions that affect the accuracy or timeliness of information we receive. Internally, we may depend on AI systems designed to improve efficiency; however, failures, inaccurate outputs, or model drift could impair risk management processes, underwriting quality, fraud detection, customer service, or other critical functions. Any of these risks could adversely affect our business, financial condition, or results of operations and could harm our reputation and the public perception of our business or security practices.

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
In the current environment, government authorities are pursuing aggressive enforcement actions, including those related to new prohibitions on politicized debanking, which heightens the risks associated with actual or perceived compliance failures. Regulatory directives related to such actions may be confidential, and we may be restricted from publicly disclosing them. Ongoing litigation challenging regulatory actions at the federal or state level may also change or destabilize the regulatory framework governing our operations.
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
Banks, like Seacoast with greater than $10 billion in total consolidated assets are subject to certain additional regulatory requirements, including limits on the debit card interchange fees that such banks may collect, changes in the manner in which assessments for FDIC deposit insurance are calculated, and providing the authority to the CFPB to supervise and examine such banks.
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
Although the Company currently complies with all capital requirements, we may be subject to more stringent regulatory capital ratio requirements in the future, and we may need additional capital in order to meet those requirements. Our failure to remain “well-capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, our ability to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition, generally. Under FDIC rules, if Seacoast Bank ceases to be a “well-capitalized” institution, its ability to accept brokered deposits and the interest rates that it pays may both be restricted.
In addition, any preferred stock that we have issued, or may issue in the future, could increase our capital costs and limit our financial flexibility, and changes in regulatory capital rules could reduce the capital benefits associated with preferred stock or require us to raise additional or replacement capital.
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
Recently enacted tax legislation, including the 2017 Tax Cuts and Jobs Act and the 2025 One Big Beautiful Bill Act, has significantly affected us, our customers, and the U.S. economy, and may continue to do so. These laws modify or extend prior tax provisions and accelerate the phase‑out of certain incentives under the Inflation Reduction Act of 2022. Future legislative, administrative, or judicial tax changes could also alter the tax treatment of corporations in ways that negatively impact us directly or indirectly through effects on our customers. Although lower tax rates may provide some benefit, the extent of any advantage will depend on competitive and market factors. In addition, tax authorities have become more aggressive in challenging tax positions taken by financial institutions. If tax authorities disagree with our interpretations or tax planning strategies, we could face additional taxes, interest, penalties, or be required to modify our business practices, any of which could materially adversely affect our business, financial condition, or results of operations.
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
•risks that acquired new businesses do not meet our growth and profitability expectations;
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
While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets and beyond. The number of financial institutions headquartered in Florida, the Southeastern United States, and across the country continues to decline through merger and other activity. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance, including with respect to AML obligations, consumer protection laws and CRA obligations and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.
Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively, or if we fail to successfully integrate our acquisitions or to realize the anticipated benefits of them.
We intend to continue to pursue an organic growth strategy for our business while also regularly evaluating potential acquisitions and expansion opportunities. If appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions, branch acquisitions and other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful. In addition, competitive dynamics, valuation challenges, due diligence findings, or the inability to reach acceptable terms with potential targets may prevent us from completing transactions that we believe are strategically important. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as the loss of key employees, the disruption of operations and businesses, loan and deposit attrition, customer loss and revenue loss, possible inconsistencies in standards, control procedures and policies, and unexpected issues with expected branch closures costs, operations, personnel, technology and credit, all of which could divert resources from regular banking operations. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate these institutions in an efficient and effective manner, governmental actions affecting the financial industry generally, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and results of operations.
There are risks associated with our growth strategy. To the extent that we grow through acquisitions, there can be no assurance that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks or branches into us, the risk of loss of customers and/or employees of the acquired institution or branch, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. Acquisitions may also expose us to unknown or contingent liabilities of acquired institutions, including legal, regulatory, tax, operational, cybersecurity or compliance‑related matters that were not fully identified in diligence. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls and may subject us to additional regulatory scrutiny.
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
Shares of our common stock are not savings accounts, deposits or other obligations of any depository institution and are not insured or guaranteed by the FDIC or any other governmental agency or instrumentality, any other DIF or by any other public or private entity, and are subject to investment risk, including the possible loss of principal.
Any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations, and future growth.
Management continually monitors market conditions and economic factors affecting our business. If conditions were to worsen nationally, regionally or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our ACL. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for credit losses, coupled with a potential decrease in the demand for loans and our other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth. Our customers may also be adversely impacted by changes in regulatory, trade (including trade wars and tariffs), monetary, and tax policies and laws, all of which could reduce demand for loans and adversely impact our borrowers' ability to repay our loans. The potential erosion of Federal Reserve independence could negatively impact financial markets and impact our profitability. The U.S. government’s decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate increases, disrupt access to capital markets and deepen recessionary conditions. The effects of a possible economic downturn could continue for many years after the downturn is considered to have ended.
In addition, geopolitical instability, including military conflicts, global tensions among major economies, sanctions regimes, disruptions to global trade, and volatility in commodity and energy markets, could adversely affect U.S. and regional economic conditions, reduce business and consumer confidence, impair supply chains, increase inflationary pressures and negatively affect our borrowers’ cash flows and repayment capacity.
A reduction in consumer confidence could negatively impact our results of operations and financial condition.
Significant market volatility driven in part by concerns relating to, among other things, bank failures, actions by the U.S. Congress or imposed through Executive Order by the President of the United States, including evolving federal policies and regulatory actions related to so called “debanking,” as well as global political actions or events, including natural disasters, health emergencies or pandemics, could adversely affect the U.S. or global economies, with direct or indirect impacts on the Company and our business. Results could include reduced consumer and business confidence, credit deterioration, diminished capital markets activity, and actions by the Federal Reserve impacting interest rates or other U.S. monetary policy.
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
In addition, U.S. banking regulators have issued, and may continue to revise, policies and guidance relating to incentive compensation practices. Any enhanced restrictions, requirements or supervisory expectations relating to compensation could adversely affect our ability to hire, retain, and motivate key associates or could necessitate changes to our compensation structures that reduce our competitiveness in the labor market.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity
Cybersecurity Risk Management and Strategy

The Company’s information security program is designed to protect systems and sensitive information from unauthorized access, use, disclosure, alteration, or destruction, and to maintain the confidentiality, integrity, and availability of our information assets, including employee and customer non-public information, financial data, and internal operational information. Our CISO, who reports to our CRO, manages our information security strategy and development within our overarching ERM program.
The Company recognizes the importance of maintaining a cybersecurity risk management system designed to reduce the risks that cybersecurity threats pose to financial institutions. As a result, cybersecurity risk is managed as a key operational risk within our ERM framework. In addition to first‑line ownership by our Information Security and Technology teams, independent second‑line risk functions, including our CISO, oversee cyber risk and control effectiveness. Our Internal Audit function conducts periodic reviews of cybersecurity governance, risk management processes, and selected controls, and reports results to management and the Board.
The Company’s cybersecurity program, including our information security policies, is designed to align with regulatory guidance and industry practices, (e.g., NIST Cybersecurity Framework and FFIEC guidance) and is periodically assessed through independent reviews and external testing to inform control enhancements. To protect our information systems, network, and information assets from cybersecurity threats, we use various security tools, products and processes that help identify, prevent, investigate, and remediate cybersecurity threats and security incidents.
The Company’s Information Security team monitors threat intelligence sources to research evolving threats, investigates the potential impact to financial services companies, examines company controls to detect and defend against those threats, and proactively adjusts company defenses against those threats. The Information Security team also actively monitors company networks and systems to detect suspicious or malicious events, including through penetration testing and periodic vulnerability scans. Additionally, a managed security service provider supplements our efforts to provide 24 hours a day, seven days a week coverage, and we work with leading cybersecurity companies and organizations to leverage third-party technology and expertise as appropriate.
We maintain policies and procedures for the safe storage, handling and secure disposal of customer information. Each employee is expected to be responsible for the security and confidentiality of customer information, and we communicate this responsibility to employees upon hiring and regularly throughout their employment. Annually, we provide employees with mandatory security awareness training. The curriculum includes the recognition and appropriate handling of potential phishing emails, which could, ultimately, place sensitive customer or employee information at risk. The Company employs a number of technical controls to mitigate the risk of phishing emails targeting employees. We conduct testing monthly to assess our employees susceptibility to phishing test emails, and we require susceptible employees to take additional training and provide regular reports to management.
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

We maintain cybersecurity insurance and consider risk transfer, alongside preventive and detective controls, as part of our overall approach to managing cyber risk. The Company conducts due diligence prior to engaging third-party service providers which have access to the Company's networks, systems, and/or customer or employee data. Risk assessments are performed using Service Organization Controls (SOC) reports, self-attestation questionnaires, and other tools. Third-party service providers are required to comply with the Company’s policies regarding non-public personal information and information security. Third parties processing non-public personal information are contractually required to meet all legal and regulatory obligations to protect customer data against security threats or unauthorized access. After contract execution, Seacoast requires critical and high-risk providers to have an ongoing monitoring plan. Third-party engagements are risk-tiered at onboarding and reassessed on a defined cadence. Contracts for higher-risk engagements include information security obligations, incident notification requirements, and audit/assessment rights.

While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive, and cybersecurity risk has increased in recent years. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, result of operations or financial condition. See Item 1A. “Risk Factors” for further discussion of the material risks associated with an interruption or compromise of our information systems or infrastructure.
Cybersecurity Governance
Our Board of Directors is responsible for overseeing the Company’s business and affairs, including risks associated with cybersecurity threats. The Board oversees the Company’s corporate risk governance processes primarily through its committees, and oversight of cybersecurity threats is delegated primarily to our ITC.
The ERMC of the Board has primary responsibility for overseeing the Company’s comprehensive ERM program. The ERM program assists senior management in identifying, assessing, monitoring, and managing risk, including cybersecurity risk, in a rapidly changing environment. Cybersecurity matters and assessments are regularly included in both ITC and ERMC meetings.
The Board’s oversight of cybersecurity risk is supported by our CISO. The CISO attends ITC and ERMC meetings and provides cybersecurity updates to these Board committees. The CISO also provides annual risk assessments and reports regarding the information security program to the full Board of Directors. Cybersecurity risk metrics and program updates are reported to management and Board committees on a regular cadence, with periodic tabletop exercises and director education sessions supporting oversight.

Our CRO, in conjunction with our CISO, facilitate the involvement of the ITC in oversight of potentially significant cybersecurity incidents. Potential incidents are evaluated for materiality without unreasonable delay, consistent with SEC rules. If an incident (or series of related occurrences) is determined to be material, we disclose in a timely manner on Form 8-K Item 1.05 and provide updates as appropriate.

Management across Information Security, Technology, Operations, Legal/Compliance, Risk Management, and Corporate Audit coordinate on cybersecurity risk matters through established committees and reporting routines.

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
Seacoast Bank owns or leases all of the buildings in which its business operates. At December 31, 2025, Seacoast Bank had 104 branch offices located in Florida and Georgia, in addition to stand-alone commercial lending offices throughout the footprint. For additional information regarding properties, please refer to Note 7 - Bank Premises and Equipment and Note 11 - Lease Commitments to our audited consolidated financial statements.

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
The Company's common stock is traded under the symbol “SBCF” on the NASDAQ. As of January 31, 2026, there were 97,958,734 shares of the Company's common stock outstanding, held by approximately 2,224 record holders.
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
Share Repurchase Program and Other Repurchases
On December 19, 2025, the Company's Board of Directors authorized the renewal of the Company's share repurchase program, under which the Company may, from time to time, purchase up to $150 million of its shares of outstanding common stock, an increase over the previous share repurchase program. Under the share repurchase program, which will expire on December 31, 2026, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date.

The following table provides details of our common stock repurchases for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
10/1/25 to 10/31/25	9,322	$30.66	—	$100,000
11/1/25 to 11/30/25	—	—	—	100,000
12/1/25 to 12/31/25	—	—	—	150,000
Total - 4th Quarter	9,322	$30.66	—	$150,000
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
The emphasis of this discussion will be on the years ended December 31, 2025 and 2024. Additional information about the Company’s financial condition and results of operations in 2023 and changes in the Company’s financial condition and results of operations from 2023 to 2024 may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Overview – Strategy and Results
Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”), a financial holding company registered under the BHC Act of 1956, is one of the largest banks in Florida, with $20.8 billion in assets and $16.3 billion in deposits as of December 31, 2025. Its principal subsidiary is Seacoast National Bank (“Seacoast Bank”), a wholly owned national banking association. The Company provides integrated financial services including commercial and consumer banking, wealth management, mortgage and insurance services to customers through advanced online and mobile banking solutions, and Seacoast Bank's network of 104 full-service branches. Seacoast's balanced growth strategy, combining organic growth with value-creating acquisitions, continues to benefit shareholders and expand the franchise.
Business Developments
On October 1, 2025, the Company completed its acquisition of VBI. This transformative transaction expands the Company’s presence in North Central Florida and into The Villages® community, adding $1.2 billion in loans and $3.5 billion in deposits, along with 19 branches. VBI’s future growth potential and low loan-to-deposit ratio provide significant opportunity for expansive growth throughout the Seacoast footprint. Full integration and system conversion activities are expected to be completed early in the third quarter of 2026.
In the third quarter of 2025, the Company completed its acquisition of Heartland, adding approximately $153.3 million in loans and $705.2 million in deposits, along with four branches in Central Florida. Integration activities, including system conversion, were also completed in the third quarter of 2025.
Seacoast’s balanced growth strategy includes both acquisitions and organic growth initiatives. In recent years, Seacoast has added experienced bankers in dynamic and growing markets, leading to significant growth in new relationships. These efforts have supported core deposit generation, loan production, and expansion of client relationships across multiple product lines. In 2025, Seacoast expanded its footprint with the opening of five new branch locations, including four in some of Florida's fastest-growing markets, and its first location outside Florida, in Woodstock, Georgia.

Results of Operations
2025 Financial Performance Highlights
•Net income of $144.9 million, an increase of $23.9 million, or 20%, compared to 2024, and adjusted net income1 of $169.5 million, an increase of $37.0 million, or 28%, compared to 2024.
•On an adjusted basis, pre-tax pre-provision earnings1 of $274.7 million increased 45% from the prior year.
1Non-GAAP measure, see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

•Net interest income grew $121.5 million, or 28%, to $553.5 million, and the net interest margin expanded 34 basis points to 3.58%.
•9% organic loan growth, reflecting the value of investments made in recent years to attract talent and expand the commercial banking team.
•78% loan-to-deposit ratio, well positioned for continued growth and value creation.
•Continued strong capital position, with a Tier 1 capital ratio of 14.5%, and a tangible equity (including convertible preferred stock) to tangible assets ratio of 9.31%. Tangible equity and assets exclude goodwill and other intangible assets.
Net Interest Income and Margin
Net interest income for the year ended December 31, 2025, totaled $553.5 million, increasing $121.5 million, or 28%, compared to the year ended December 31, 2024. The increase was largely driven by growing loan and securities balances, along with lower deposit costs. Net interest income (on an FTE basis)1 for the year ended December 31, 2025, was $556.3 million, increasing $123.3 million, or 28%, compared to the year ended December 31, 2024.
Net interest margin (on an FTE basis)1 increased 34 basis points to 3.58% in 2025 compared to 3.24% in 2024, largely driven by lower deposit costs. Average interest-earning assets increased $2.2 billion, or 16%, during 2025 to $15.5 billion compared to $13.4 billion in 2024. During 2025, yields on interest-earning assets decreased to 5.40% from 5.44% in 2024 due to the lower interest rate environment. Average interest-bearing liabilities increased $1.8 billion, or 20%, during 2025 to $11.0 billion, including a $1.4 billion, or 17%, increase in interest-bearing deposits. The cost of average interest-bearing liabilities in 2025 decreased 63 basis points to 2.57% from 3.20% in 2024.
During 2025, average investment securities increased $1.2 billion to $3.9 billion, primarily due to bank acquisitions. Yields on securities increased 30 basis points from 3.68% in 2024 to 3.98% in 2025, reflecting the higher yield securities purchased and acquired. The Company actively manages the securities portfolio, and identified strategic restructuring opportunities in the fourth quarter of 2024 and the first quarter of 2026 that enhanced the portfolio's yield and positioning. Additional liquidity obtained through bank acquisitions provided further flexibility, and acquired securities portfolios were repositioned to align with higher yields.
Average loans totaled $11.0 billion for the year ended December 31, 2025, increasing $939.2 million, or 9%, compared to $10.1 billion for the year ended December 31, 2024, through a combination of organic growth and bank acquisitions. Yields on loans increased four basis points from 5.93% in 2024 to 5.97% in 2025. Accretion of purchase discount on acquired loans added $39.0 million in interest income, adding 35 basis points to loan yields, for the year ended December 31, 2025, compared to $41.7 million, or 42 basis points, for the year ended December 31, 2024.
The Company’s deposit mix remains favorable, with 86% of average deposit balances comprised of savings, money market, and demand deposits in 2025. The cost of average total deposits (including noninterest-bearing demand deposits) decreased by 44 basis points to 1.79% in 2025, compared to 2.23% in 2024. The cost of funds decreased by 38 basis points to 1.94% in 2025, compared to 2.32% in 2024.
Sweep repurchase agreements with customers averaged $252.2 million for the year ended December 31, 2025, a decrease of $17.1 million, or 6%, compared to $269.3 million for the year ended December 31, 2024. The average rate on customer repurchase accounts was 2.46% in 2025, compared to 3.49% in 2024.
The Company had an average balance of $592.9 million in FHLB borrowings outstanding for the year ended December 31, 2025, with an average interest rate of 4.27%. The average balance of FHLB borrowings was $184.0 million at 4.20% in 2024. The Company utilized short-term fixed-rate advances to fund securities purchases throughout 2025.
In 2025, average long-term debt of $107.5 million had an average rate of 6.20%. In 2024, average long-term debt of $106.6 million had an average rate of 7.02%.

The following table details the Company’s average balance sheets, interest income and expenses, and yields and rates1, for the past three years:

	For the Year Ended December 31,
	2025			2024			2023
(In thousands, except ratios)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Earning assets:
Securities:
Taxable	$3,835,729	$151,280	3.94%	$2,702,763	$99,456	3.68%	$2,611,299	$82,926	3.18%
Nontaxable	83,604	4,543	5.43	5,707	164	2.87	13,733	438	3.19
Total Securities	3,919,333	155,823	3.98	2,708,470	99,620	3.68	2,625,032	83,364	3.18
Federal funds sold	425,320	17,710	4.16	446,149	23,619	5.29	368,659	18,871	5.12
Interest-bearing deposits with other banks and other investments	151,359	6,944	4.59	102,552	4,983	4.86	90,692	5,718	6.30
Total Loans, net	11,035,340	658,728	5.97	10,096,189	598,411	5.93	9,889,070	581,825	5.88
Total Earning Assets	15,531,352	839,205	5.40%	13,353,360	726,633	5.44%	12,973,453	689,778	5.32%

ACL	(149,478)			(144,280)			(150,982)
Cash and due from banks	157,955			167,367			184,035
Bank premises and equipment, net	123,456			110,341			116,516
Intangible assets	913,906			815,945			816,662
BOLI	318,261			303,486			290,218
Other assets including DTAs	340,007			327,539			392,872
Total Assets	$17,235,459			$14,933,758			$14,622,774

Liabilities, Convertible Preferred Stock & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$3,038,889	$45,781	1.51%	$2,614,893	$54,960	2.10%	$2,686,936	$41,438	1.54%
Savings	665,860	3,955	0.59	570,046	2,283	0.40	851,347	1,796	0.21
Money market	4,473,830	127,644	2.85	3,775,352	140,967	3.73	2,941,916	83,301	2.83
Time deposits	1,887,214	67,348	3.57	1,656,269	70,777	4.27	1,348,152	52,254	3.88
Securities sold under agreements to repurchase	252,168	6,210	2.46	269,255	9,390	3.49	270,999	8,323	3.07
FHLB borrowings	592,946	25,294	4.27	183,962	7,726	4.20	175,247	6,378	3.64
Long-term debt, net and other	107,523	6,666	6.20	106,624	7,485	7.02	104,158	7,245	6.96
Total Interest-Bearing Liabilities	11,018,430	282,898	2.57%	9,176,401	293,588	3.20%	8,378,755	200,735	2.40%

Noninterest demand	3,582,837			3,455,907			4,087,335
Other liabilities	162,256			149,389			131,302
Total Liabilities	14,763,523			12,781,697			12,597,392

Convertible preferred stock	86,487			—			—

Shareholders' equity	2,385,449			2,152,061			2,025,382
Total Liabilities, Convertible Preferred Stock & Equity	$17,235,459			$14,933,758			$14,622,774

Cost of deposits			1.79%			2.23%			1.50%
Cost of funds[2]			1.94%			2.32%			1.61%
Interest expense as a % of earning assets			1.82%			2.20%			1.55%
Net interest income as a % of earning assets		$556,307	3.58%		$433,045	3.24%		$489,043	3.77%

1On an FTE basis. All yields and rates have been computed using amortized costs. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.
[2]Total interest expense as a percentage of total interest-bearing liabilities and noninterest demand deposits.

The following table shows the impact of changes in volume and rate on interest-earning assets and interest-bearing liabilities1:

	2025 vs 2024			2024 vs 2023
	Due to Change in:			Due to Change in:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
	Amount of increase (decrease)
Interest-Earning Assets:
Securities
Taxable	$43,187	$8,637	$51,824	$3,135	$13,395	$16,530
Nontaxable	3,236	1,143	4,379	(243)	(31)	(274)
Total Securities	46,423	9,780	56,203	2,892	13,364	16,256

Federal funds sold	(985)	(4,924)	(5,909)	4,034	714	4,748
Other investments	2,305	(344)	1,961	662	(1,397)	(735)

Loans	55,862	4,455	60,317	12,231	4,355	16,586
Total Interest-Earning Assets	103,605	8,967	112,572	19,819	17,036	36,855

Interest-Bearing Liabilities:
Interest-bearing demand	7,650	(16,829)	(9,179)	(1,313)	14,835	13,522
Savings	476	1,196	1,672	(860)	1,347	487
Money market accounts	23,004	(36,328)	(13,324)	27,359	30,307	57,666
Time deposits	9,055	(12,484)	(3,429)	12,555	5,968	18,523
Total Deposits	40,185	(64,445)	(24,260)	37,741	52,457	90,198

Securities sold under agreements to repurchase	(508)	(2,672)	(3,180)	(57)	1,124	1,067
FHLB borrowings	17,312	257	17,569	342	1,006	1,348
Other borrowings	59	(878)	(819)	172	68	240
Total Interest-Bearing Liabilities	57,048	(67,738)	(10,690)	38,198	54,655	92,853
Net Interest Income	$46,557	$76,705	$123,262	$(18,379)	$(37,619)	$(55,998)
1On an FTE basis. All yields and rates have been computed using amortized costs. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances. Changes attributable to rate/volume (mix) are allocated to rate and volume on an equal basis.

Provision for Credit Losses
The provision for credit losses was $51.3 million in 2025 compared to $16.3 million in 2024. Included in 2025 is $24.6 million of day-1 provisions for credit losses on loans added through bank acquisitions. The remainder of the increase in 2025 reflects additions to the allowance for credit losses aligned with organic loan growth. Allowance coverage of 1.42% at December 31, 2025 increased eight basis points compared to December 31, 2024, with the increase attributed to acquired portfolios.
Noninterest Income
Noninterest income totaled $99.2 million in 2025, an increase of $15.7 million, or 19%, compared to 2024. Noninterest income accounted for 15% of total revenue in 2025 and 16% in 2024 (Net Interest Income plus Noninterest income).

Noninterest income is detailed as follows:

	For the Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Service charges on deposit accounts	$23,386	$20,852	12%
Wealth management income	18,562	15,168	22
Mortgage banking income	4,714	1,774	166
Interchange income	8,193	7,599	8
Insurance agency income	5,581	5,196	7
BOLI income	12,410	10,065	23
Other	26,826	30,790	(13)
Total Noninterest Income Before Securities (Losses) Gains, Net	99,672	91,444	9
Securities losses, net	(522)	(8,016)	(93)
Total Noninterest Income	$99,150	$83,428	19%
Service charges on deposits for the year ended December 31, 2025 increased $2.5 million, or 12%, compared to the prior year to $23.4 million. The increase primarily reflects the addition of relationships from bank acquisitions and organic growth.
Wealth management income, including brokerage commissions and fees and trust income, increased $3.4 million, or 22%, to $18.6 million for the year ended December 31, 2025. Assets under management have grown by $754.8 million or 37%, year-over-year to $2.8 billion as of December 31, 2025. The wealth management division has continued its success in building new relationships, adding $549 million in new organic assets under management in 2025.
Mortgage banking income increased $2.8 million, or 166%, to $4.7 million for the year ended December 31, 2025 compared to 2024, reflecting the addition of mortgage banking activities from the VBI acquisition.
Interchange revenue totaled $8.2 million in 2025, an increase of 8% from $7.6 million in 2024.
Insurance agency income totaled $5.6 million in 2025, an increase of 7% from $5.2 million in 2024, reflecting continued growth and expansion of insurance services.
BOLI income totaled $12.4 million in 2025, an increase of $2.3 million, or 23%, compared to the prior year. Death benefit payouts in 2025 totaled $2.2 million.
Other income totaled $26.8 million in 2025, reflecting a decrease of $4.0 million, or 13%, year-over-year. The decrease from the prior year primarily reflects lower gains on SBIC investments and loan sales, partially offset by $3.0 million in tax refunds received related to a prior bank acquisition.
Securities losses in 2025 totaled $0.5 million compared to securities losses in 2024 of $8.0 million. In the fourth quarter of 2024, the Company sold approximately $217.0 million in AFS securities, resulting in losses of $12.0 million, allowing for reinvestment at higher yields. These losses were partially offset by gains of $4.1 million on the sale of the Company’s holdings of Visa Class B stock.
Noninterest Expense
The Company has demonstrated its commitment to efficiency through disciplined, proactive management of its cost structure. Noninterest expenses in 2025 totaled $414.9 million, including $32.4 million in merger and integration costs. In 2024, noninterest expenses totaled $343.3 million, including $7.1 million in branch consolidation and other expense reduction initiatives and $0.3 million in costs to prepare for and recover from hurricane events. Adjusted noninterest expense1 in 2025 totaled $382.4 million, an increase of 14% from 2024, largely associated with the overall growth of the organization, including from the two bank acquisitions in 2025. Seacoast continues to prudently manage expenses while strategically investing to support continued growth.
1Non-GAAP measure, see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Noninterest expenses are detailed as follows:

	For the Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Salaries and wages	$186,938	$162,316	15%
Employee benefits	32,844	28,253	16
Outsourced data processing costs	37,623	36,638	3
Occupancy	31,790	29,547	8
Furniture and equipment	9,421	8,031	17
Marketing	11,364	10,776	5
Legal and professional fees	8,591	9,648	(11)
FDIC assessments	9,592	8,445	14
Amortization of intangibles	26,819	23,884	12
OREO expense and net (gain) loss on sale	(126)	440	(129)
Provision for credit losses on unfunded commitments	1,262	1,001	26
Merger and integration costs	32,423	—	N/A
Other expense	26,319	24,322	8
Total Noninterest Expense	$414,860	$343,301	21%

Salaries and wages totaled $186.9 million in 2025, an increase of $24.6 million, or 15%, compared to 2024. Employee benefit costs, which include costs associated with the Company's self-funded health insurance benefits, 401(k) plan, payroll taxes, and unemployment compensation, increased $4.6 million, or 16%, compared to 2024. The increase reflects the continued expansion of the Company’s footprint, including the completion of the bank acquisitions, and higher performance driven incentive compensation.
The Company utilizes third parties for core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $37.6 million in 2025, an increase of $1.0 million, or 3%, compared to 2024. The increase reflects higher transaction volume and growth in customers, including from bank acquisitions.
Total occupancy, furniture and equipment expenses in 2025 totaled $41.2 million, an increase of $3.6 million, or 10%, compared to 2024. The increases are largely due to growth in the branch network.
During 2025, marketing expenses totaled $11.4 million, an increase of $0.6 million, or 5%, compared to $10.8 million in 2024.
Legal and professional fees decreased by $1.1 million in 2025, or 11%, to $8.6 million. Changes between periods are largely associated with the timing of various projects.
FDIC assessments were $9.6 million in 2025, an increase of $1.1 million, or 14%, compared to $8.4 million in 2024.
Amortization of intangibles increased $2.9 million, or 12%, to $26.8 million during 2025 from $23.9 million in 2024 with the addition of $131.5 million in CDI assets from bank acquisitions. These assets will be amortized using an accelerated amortization method.
OREO expense and net (gain) loss on sale was a net gain of $0.1 million in 2025, compared to a net loss of $0.4 million in 2024.
Provision for credit losses on unfunded commitments was $1.3 million in 2025 and $1.0 million in 2024.
Merger and integration costs were $32.4 million in 2025. There were no merger and integration costs during 2024.
Other expense totaled $26.3 million in 2025, an increase of $2.0 million, or 8%, compared to $24.3 million in 2024.

Income Taxes
In 2025, the provision for income taxes totaled $41.6 million, compared to $34.9 million in 2024, an increase of $6.8 million, or 19%. The increase reflects higher pre-tax income in 2025. The effective tax rate for 2025 was 22.3%, compared to 22.4% in 2024.
New federal tax legislation was signed into law on July 4, 2025, which includes a broad range of tax reform provisions, and extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act. While the new legislation was significant, it did not have a material impact on the consolidated financial statements as the primary impact was the continuation of tax provisions that were already reflected in the results.
Fourth Quarter Results and Analysis
Net income totaled $34.3 million in the fourth quarter of 2025, a decrease of $2.2 million, or 6%, from the third quarter of 2025, and an increase of $0.2 million, or 1%, compared to the fourth quarter of 2024. Adjusted net income1 totaled $47.7 million, an increase of $2.6 million, or 6%, from the third quarter of 2025, and an increase of $7.2 million, or 18%, compared to the fourth quarter of 2024. Diluted EPS was $0.31 and adjusted diluted EPS12was $0.44 in the fourth quarter of 2025, compared to diluted EPS of $0.42 and adjusted diluted EPS1 of $0.52 in the third quarter of 2025, and compared to diluted EPS of $0.40 and adjusted diluted EPS1 of $0.48 in the fourth quarter of 2024.
Net revenues, which are calculated as net interest income plus noninterest income, were $203.3 million in the fourth quarter of 2025, an increase of $46.0 million, or 29%, from the third quarter of 2025 and an increase of $70.4 million, or 53%, from the fourth quarter of 2024.
Net interest income totaled $174.6 million in the fourth quarter of 2025, an increase of $41.2 million, or 31%, from the third quarter of 2025, and an increase of $58.8 million, or 51%, compared to the fourth quarter of 2024. The increase was largely driven by growing loan and securities balances. Accretion on acquired loans was $10.6 million in the fourth quarter of 2025, $9.5 million in the third quarter of 2025, and $11.7 million in the fourth quarter of 2024. Securities income increased $20.7 million, or 58%, from the third quarter of 2025, primarily through the acquisition of VBI. Interest expense on deposits increased $6.9 million, or 16%, from the third quarter of 2025, and increased $2.6 million, or 5%, compared to the fourth quarter of 2024. The increase from the third quarter 2025 reflects higher average balances and the addition of VBI customers.
Net interest margin increased nine basis points to 3.66% in the fourth quarter of 2025 compared to 3.57% in the third quarter of 2025, and increased 27 basis points compared to 3.39% in the fourth quarter of 2024. Excluding the effects of accretion on acquired loans, net interest margin expanded 12 basis points to 3.44% in the fourth quarter of 2025 compared to 3.32% in the third quarter of 2025, and increased 39 basis points compared to 3.05% in the fourth quarter of 2024. Loan yields were 6.02%, an increase of six basis points from the third quarter of 2025, and an increase of nine basis points from the fourth quarter of 2024. Securities yields increased 21 basis points to 4.13%, compared to 3.92% in the third quarter of 2025 and increased 37 basis points compared to 3.77% in the fourth quarter of 2024. The cost of deposits declined 14 basis points to 1.67% in the fourth quarter of 2025 compared to 1.81% in the third quarter of 2025, and declined 41 basis points compared to 2.08% in the fourth quarter of 2024. The cost of funds declined 16 basis points in the fourth quarter of 2025 to 1.80% from the third quarter of 2025, and declined 37 basis points compared to the fourth quarter of 2024.
The provision for credit losses was $29.3 million in the fourth quarter of 2025, compared to $8.4 million in the third quarter of 2025, and $3.7 million in the fourth quarter of 2024. The increase in the fourth quarter of 2025 was largely the result of the acquisition of VBI, which resulted in a day-one loan loss provision of $22.7 million. Allowance coverage of 1.42% increased eight basis points compared to September 30, 2025, with higher coverage levels assigned to acquired VBI loans.
Noninterest income totaled $28.6 million for the fourth quarter of 2025, an increase of $4.8 million, or 20%, when compared to the third quarter of 2025, and an increase of $11.6 million, or 68%, compared to the fourth quarter of 2024. Results for the fourth quarter of 2024 included an $8.0 million loss on the repositioning of a portion of the AFS securities portfolio. Other changes included the following:
•Service charges on deposits totaled $6.5 million, an increase of $0.3 million, or 4%, from the prior quarter and an increase of $1.3 million, or 26%, from the prior year quarter, reflecting the closing of the VBI acquisition and continued onboarding of new relationships.
12Non-GAAP measure, see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

•Wealth management income totaled $5.5 million, an increase of $1.0 million, or 21%, from the prior quarter and an increase of $1.5 million, or 38%, from the prior year quarter. Assets under management have grown 37% year over year. The wealth management division has continued to deliver significant growth, adding $549 million in new organic assets under management in 2025.
•Mortgage banking income totaled $3.1 million, an increase from $0.5 million in the prior quarter and from $0.3 million in the prior year quarter, reflecting the addition of mortgage banking activities from the VBI acquisition.
•BOLI income totaled $2.7 million, a decrease of $1.2 million, or 31%, from the prior quarter and an increase of $0.1 million, or 2%, from the prior year quarter. The third quarter of 2025 included death benefit payouts of $1.3 million.
•Other income totaled $7.1 million, an increase of $1.1 million, or 18%, compared to the prior quarter and a decrease of $3.3 million, or 32%, from the prior year quarter. The increase from the prior quarter primarily reflects higher gains on SBIC investments. The decrease from the prior year quarter primarily reflects lower gains on SBIC investments and loan sales.
Noninterest expenses for the fourth quarter of 2025 totaled $130.5 million, an increase of $28.6 million, or 28%, from the third quarter of 2025 and an increase of $45.0 million, or 53%, from the fourth quarter of 2024. Results in the fourth quarter of 2025 included:
•Salaries and wages totaled $53.9 million, an increase of $7.6 million, or 16%, compared to the prior quarter and an increase of $11.6 million, or 27%, from the prior year quarter. The increase from the prior quarter reflects the continued expansion of the footprint, including the acquisition of VBI, and higher performance driven incentive compensation.
•Employee benefits totaled $8.5 million, an increase of $1.1 million, or 15%, compared to the prior quarter and an increase of $1.9 million, or 30%, from the prior year quarter.
•Outsourced data processing costs totaled $11.3 million, an increase of $1.9 million, or 21%, from the prior quarter and an increase of $3.0 million, or 36%, from the prior year quarter. The increases reflect higher transaction volume and growth in customers, including from the acquisition of VBI.
•Occupancy costs totaled $9.3 million, an increase of $1.7 million, or 22%, compared to the prior quarter and an increase of $2.1 million, or 29%, from the prior year quarter, due to growth in the branch network.
•Legal and professional fees totaled $2.1 million, an increase of $0.4 million, or 26%, compared to the prior quarter and a decrease of $0.7 million, or 25%, from the prior year quarter. The increase is largely associated with the timing of various projects.
•Amortization of intangibles increased $4.4 million with the addition of $110.5 million in CDI assets from the VBI acquisition. These assets will be amortized using an accelerated amortization method over approximately 10 years.
•Provision for credit losses on unfunded commitments increased $0.7 million as a result of the acquisition of VBI.
•Other expense totaled $7.2 million, an increase of $1.3 million, or 22%, compared to the prior quarter and an increase of $1.2 million, or 20%, from the prior year quarter.

Outlook
The following performance metrics summarize the Company's current outlook for financial performance for the full year 2026 and the fourth quarter of 2026. These reflect assumptions the Company believes to be reasonable at this time; however, actual results may differ materially due to the factors described under “Item 1A. Risk Factors” and “Forward‑Looking Statements.”
•Adjusted revenue (on an FTE basis) is expected to grow between 29% and 31%.
•Adjusted efficiency ratio of 53%-55%.
•Adjusted EPS-Diluted between $2.48 and $2.52.
•Adjusted ROA of 1.30% for the fourth quarter of 2026.
•Adjusted ROTE of 16.0% for the fourth quarter of 2026.
These are non-GAAP measures. See the "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. Reconciliations of these adjusted outlook measures to the most comparable GAAP measure are not provided due to the difficulty in projecting transactional items included in the metrics without unreasonable efforts. The historical period reconciliations of these non-GAAP measures are indicative of the reconciliations that will be provided for the periods reflected by this outlook.
Our 2026 Outlook reflects assumptions including: 25 basis point cuts in the Federal Funds rate in June and September 2026, the forward curve as of January 2026, a stable economic environment, and the benefit of the securities repositioning executed in January 2026. Adjusted ROTE includes convertible preferred stock and adjusted diluted EPS is calculated treating all preferred shares as common. See “Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of potential risks and uncertainties that could materially affect our future performance.

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
The following table provides reconciliations between GAAP and adjusted (non-GAAP) financial measures.

	Quarters
	Fourth	Third	Fourth	Full Year
(In thousands except per share data)	2025	2025	2024	2025	2024
Net income	$34,260	$36,467	$34,085	$144,878	$120,986

Total noninterest income	28,631	23,818	17,068	99,150	83,428
Securities (gains) losses, net	(84)	841	8,388	522	8,016
Total adjusted noninterest income	28,547	24,659	25,456	99,672	91,444

Total noninterest expense	130,546	101,987	85,575	414,860	343,301
Merger and integration costs	(18,142)	(10,808)	—	(32,423)	—
Business continuity expenses - hurricane events	—	—	(280)	—	(280)
Branch reductions and other expense initiatives	—	—	—	—	(7,094)
Adjustments to noninterest expense	(18,142)	(10,808)	(280)	(32,423)	(7,374)
Adjusted noninterest expense	112,404	91,179	85,295	382,437	335,927
Income taxes	9,192	10,461	9,513	41,628	34,854
Tax effect of adjustments	4,577	2,952	2,197	8,350	3,900
Adjusted income taxes	13,769	13,413	11,710	49,978	38,754
Adjusted net income	47,741	45,164	40,556	169,473	132,476

Earnings per common share-diluted, as reported	0.31	0.42	0.40	1.57	1.42
Adjusted earnings per common share- diluted	0.44	0.52	0.48	1.84	1.56
Adjusted earnings per common share-diluted, treating all preferred shares as common	$0.44	$0.52	$0.48	$1.84	$1.56

Average common shares-diluted	97,761	87,425	85,302	89,106	85,040
Average preferred shares, treating all preferred shares as common	11,250	—	—	2,836	—
Average common shares-diluted, treating all preferred shares as common	109,011	87,425	85,302	91,941	85,040

Adjusted noninterest expense	$112,404	$91,179	$85,295	$382,437	$335,927
Provision for credit losses on unfunded commitments	(812)	(150)	(250)	(1,262)	(1,001)
OREO expense and net gain (loss) on sale	29	346	(84)	126	(440)
Amortization of intangibles	(10,374)	(6,005)	(5,587)	(26,819)	(23,884)
Net adjusted noninterest expense	101,247	85,370	79,374	354,482	310,602
Average tangible assets	$19,976,896	$15,658,723	$14,397,331	$16,321,553	$14,117,813
Net adjusted noninterest expense to average tangible assets	2.01%	2.16%	2.19%	2.17%	2.20%

	Quarters
	Fourth	Third	Fourth	Full Year
(In thousands except per share data)	2025	2025	2024	2025	2024

Net revenue	$203,258	$157,286	$132,872	$652,626	$515,399
Total adjustments to net revenue	(84)	841	8,388	522	8,016
Impact of FTE adjustment	1,617	438	311	2,832	1,074
Adjusted net revenue on an FTE basis	$204,791	$158,565	$141,571	$655,980	$524,489
Adjusted efficiency ratio	54.50%	57.63%	60.01%	58.13%	63.77%

Net interest income	$174,627	$133,468	$115,804	$553,476	$431,971
Impact of FTE adjustment	1,617	438	311	2,832	1,074
Net interest income including FTE adjustment	176,244	133,906	116,115	556,308	433,045
Total noninterest income	28,631	23,818	17,068	99,150	83,428
Total noninterest expense less provision for credit losses on unfunded commitments	129,734	101,837	85,325	413,598	342,300
Pre-tax pre-provision earnings	75,141	55,887	47,858	241,860	174,173
Total adjustments to noninterest income	(84)	841	8,388	522	8,016
Total adjustments to noninterest expense including OREO expense and net gain (loss) on sale	18,113	10,462	364	32,297	7,814
Adjusted pre-tax pre-provision earnings	93,170	67,190	56,610	274,679	190,003

Average assets	21,203,391	16,486,017	15,204,041	17,235,459	14,933,758
Less average goodwill and intangible assets	(1,226,495)	(827,294)	(806,710)	(913,906)	(815,945)
Average tangible assets	$19,976,896	$15,658,723	$14,397,331	$16,321,553	$14,117,813

ROA	0.64%	0.88%	0.89%	0.84%	0.81%
Impact of other adjustments for adjusted net income	0.25	0.21	0.17	0.14	0.08
Adjusted ROA	0.89	1.09	1.06	0.98	0.89

ROE	4.99	6.17	6.16	6.07	5.62
Impact of other adjustments for Adjusted Net Income	1.96	1.47	1.16	1.03	0.54
Adjusted ROE	6.95%	7.64%	7.32%	7.10%	6.16%

Average shareholders’ equity	$2,724,208	$2,345,233	$2,203,052	$2,385,449	$2,152,061
Average convertible preferred stock	343,125	—	—	86,487	—
Less average goodwill and intangible assets	(1,226,495)	(827,294)	(806,710)	(913,906)	(815,945)
Average tangible equity	$1,840,838	$1,517,939	$1,396,342	$1,558,030	$1,336,116

ROE	4.99%	6.17%	6.16%	6.07%	5.62%
Impact of adding convertible preferred stock and removing average intangible assets and related amortization	4.06	4.53	4.74	4.51	4.77
ROTE	9.05	10.70	10.90	10.58	10.39
Impact of other adjustments for adjusted net income	2.91	2.28	1.84	1.58	0.86
Adjusted ROTE	11.96%	12.98%	12.74%	12.16%	11.25%

	Quarters
	Fourth	Third	Fourth	Full Year
(In thousands except per share data)	2025	2025	2024	2025	2024

Loan interest income[1]	$187,910	$162,341	$152,303	$658,728	$598,411
Accretion on acquired loans	(10,645)	(9,543)	(11,717)	(38,992)	(41,672)
Loan interest income excluding accretion on acquired loans[1]	$177,265	$152,798	$140,586	$619,736	$556,739

Yield on loans[1]	6.02%	5.96%	5.93%	5.97%	5.93%
Impact of accretion on acquired loans	(0.34)	(0.35)	(0.45)	(0.35)	(0.42)
Yield on loans excluding accretion on acquired loans[1]	5.68%	5.61%	5.48%	5.62%	5.51%

Net interest income[1]	$176,244	$133,906	$116,115	$556,308	$433,045
Accretion on acquired loans	(10,645)	(9,543)	(11,717)	(38,992)	(41,672)
Net interest income excluding accretion on acquired loans[1]	$165,599	$124,363	$104,398	$517,316	$391,373

Net interest margin[1]	3.66%	3.57%	3.39%	3.58%	3.24%
Impact of accretion on acquired loans	(0.22)	(0.25)	(0.34)	(0.26)	(0.31)
Net interest margin excluding accretion on acquired loans[1]	3.44%	3.32%	3.05%	3.33%	2.93%

Securities interest income[1]	$57,852	$36,029	$26,986	$155,823	$99,620
FTE adjustment to securities	(1,114)	(10)	(7)	(1,139)	(29)
Securities interest income excluding FTE adjustment[1]	56,738	36,019	26,979	154,684	99,591

Loan interest income[1]	187,910	162,341	152,303	658,728	598,411
FTE adjustment to loans	(503)	(428)	(304)	(1,693)	(1,045)
Loan interest income excluding FTE adjustment	187,407	161,913	151,999	657,035	597,366

Net interest income[1]	176,243	133,906	116,115	556,307	433,045
FTE adjustment to securities	(1,114)	(10)	(7)	(1,139)	(29)
FTE adjustment to loans	(503)	(428)	(304)	(1,693)	(1,045)
Net interest income excluding FTE adjustments	$174,626	$133,468	$115,804	$553,475	$431,971
1On an FTE basis. All yields and rates have been computed using amortized cost.

Financial Condition
Total assets increased $5.7 billion, or 37%, year-over-year to $20.8 billion at December 31, 2025, largely the result of bank acquisitions in the second half of 2025, which added $5.3 billion in assets.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in “Note 3 - Securities” of the Company’s consolidated financial statements.
At December 31, 2025, the Company had $5.2 billion in securities AFS, and $586.2 million in HTM securities. The Company's total debt securities portfolio increased $2.9 billion, or 101.0%, from December 31, 2024. Throughout the first half of 2025, the Company made strategic securities purchases to deploy liquidity in advance of the Heartland and VBI acquisitions.
During the year ended December 31, 2025, there were $2.3 billion of debt securities purchased and $0.6 million in paydowns and maturities. Debt securities with a fair value of $19.8 million were sold in 2025, resulting in $1.0 million in realized losses. The Heartland acquisition added $357.9 million in securities, with $245.7 million sold shortly after the acquisition close. The VBI acquisition added $2.5 billion in securities, with $1.5 billion sold shortly after the acquisition close. With the VBI acquisition resulting in higher capital and lower dilution than originally modeled, along with constructive market conditions, in January 2026, the Company repositioned a portion of its AFS securities portfolio. Securities with an average book yield of 1.9% were sold, resulting in a pre-tax loss of approximately $39.5 million impacting first quarter 2026 results. The proceeds of approximately $277 million were reinvested in primarily agency mortgage-backed securities with an average taxable equivalent book yield of 4.8%. During the year ended December 31, 2024, there were $993.9 million of debt securities purchased and $428.0 million in paydowns and maturities. Debt securities with a fair value of $217.0 million were sold in 2024, resulting in $12.0 million in realized losses.
Debt securities generally return principal and interest monthly. The modified duration of the AFS securities portfolio and the total portfolio was 5.1 and 5.2, respectively, at December 31, 2025, compared to 4.7 and 4.9, respectively, at December 31, 2024.
At December 31, 2025, AFS securities had gross unrealized losses of $150.4 million and gross unrealized gains of $48.7 million, compared to gross unrealized losses of $211.3 million and gross unrealized gains of $3.5 million at December 31, 2024.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury securities, obligations of U.S. government agencies, and obligations of U.S. government sponsored entities totaled $4.6 billion, or 80%, of the total portfolio at December 31, 2025.
The portfolio includes $131.8 million, with a fair value of $127.4 million, in private label residential mortgage-backed securities and collateralized mortgage obligations with weighted-average credit support of 16%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate residential mortgage loans.
The Company also has invested $423.9 million in floating rate CLOs. CLOs are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of December 31, 2025, all of the Company's CLOs were in AAA/AA tranches with weighted-average credit support of 38%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
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
At December 31, 2025, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at December 31, 2025, no ACL has been recorded.

The maturity distribution of AFS securities is detailed in the following table.

	December 31, 2025
(In thousands)	Less than 1 Year	After 1-5 Years	After 5-10 Years	After 10 Years	Total
Amortized Cost
U.S. Treasury securities and obligations of U.S. government agencies	$6,086	$9,388	$30,102	$9,255	$54,831
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	244	486	6,044	3,674,725	3,681,499
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	36,344	90,112	196,859	71,850	395,165
Private mortgage-backed securities and collateralized mortgage obligations	—	—	6,041	125,805	131,846
CLO	—	12,902	47,570	363,392	423,864
Obligations of state and political subdivisions	1,485	500	6,305	328,127	336,417
Other debt securities	10,072	98,449	117,070	17,081	242,672
Total AFS Debt Securities	$54,231	$211,837	$409,991	$4,590,235	$5,266,294

Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$6,099	$9,424	$30,335	$8,887	$54,745
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	244	483	6,086	3,580,686	3,587,499
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	36,154	89,318	197,266	71,135	393,873
Private mortgage-backed securities and collateralized mortgage obligations	—	—	6,058	121,339	127,397
CLO	—	12,940	47,615	363,433	423,988
Obligations of state and political subdivisions	1,485	463	5,266	327,334	334,548
Other debt securities	10,078	98,525	116,655	17,259	242,517
Total AFS Debt Securities	$54,060	$211,153	$409,281	$4,490,073	$5,164,567

Weighted Average Yield[1]
U.S. Treasury securities and obligations of U.S. government agencies	4.23%	4.65%	4.87%	5.05%	4.79%
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	3.95	3.94	4.28	4.34	4.34
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	3.43	3.92	4.14	5.40	4.33
Private mortgage-backed securities and collateralized mortgage obligations	—	—	7.21	3.14	3.32
CLO	—	5.65	5.60	3.27	3.60
Obligations of state and political subdivisions	2.95	1.55	2.01	4.26	4.21
Other debt securities	3.99	4.43	5.32	5.99	4.52
Total AFS Debt Securities	3.61%	4.29%	4.71%	4.24%	4.28%
[1]All yields and rates have been computed using amortized costs.

The following table details the maturity distribution of HTM securities.

	December 31, 2025
(In thousands)	Less than 1 Year	After 1-5 Years	After 5-10 Years	After 10 Years	Total
Amortized Cost
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$—	$—	$—	$498,931	$498,931
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	65,909	21,338	—	87,247
Total HTM Debt Securities	$—	$65,909	$21,338	$498,931	$586,178

Fair Value
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$—	$—	$—	$408,235	$408,235
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	62,818	18,507	—	81,325
Total HTM Debt Securities	$—	$62,818	$18,507	$408,235	$489,560

Weighted Average Yield[1]
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—%	—%	—%	1.85%	1.85%
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	—	2.40	1.86	—	2.27
Total HTM Debt Securities	—%	2.40%	1.86%	1.85%	1.91%
[1]All yields and rates have been computed using amortized costs.

Loan Portfolio
Loans, net of unearned income and excluding the ACL, were $12.6 billion at December 31, 2025, an increase of $2.3 billion, or 22.6%, from December 31, 2024. In 2025, the Company acquired $157.0 million and $1.3 billion in loans from Heartland and VBI, respectively. The Company also grew loans through new originations, reporting 9% organic growth in 2025.
The Company remains committed to sound risk management procedures. Portfolio diversification in terms of asset mix, industry, and loan type has been and continues to be an important element of the Company’s lending strategy. The average loan size is $435 thousand, and the average commercial loan size is $942 thousand at December 31, 2025, reflecting the Company’s longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company's exposure to CRE lending remains well below regulatory limits (see “Loan Concentrations”).
The following tables detail loan portfolio composition at December 31, 2025 and 2024 for portfolio loans, PCD loans, and loans purchased which are not considered credit deteriorated (“Non-PCD”) as defined in “Note 4 - Loans.”

	December 31, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$579,141	$141,326	$3,463	$723,930	6%
CRE - owner occupied	1,505,798	509,118	28,709	2,043,625	16%
CRE - non-owner occupied	2,911,189	1,193,351	150,452	4,254,992	34%
Residential real estate	2,101,868	963,836	33,155	3,098,859	25%
Commercial and financial	1,828,038	476,130	16,821	2,320,989	18%
Consumer	141,768	43,321	500	185,589	1%
Totals	$9,067,802	$3,327,082	$233,100	$12,627,984	100%

	December 31, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$568,148	$79,370	$535	$648,053	6%
CRE - owner occupied	1,177,538	477,459	31,632	1,686,629	16%
CRE - non-owner occupied	2,243,056	1,156,849	103,903	3,503,808	34%
Residential real estate	1,882,955	719,589	14,241	2,616,785	26%
Commercial and financial	1,424,689	199,146	27,519	1,651,354	16%
Consumer	155,786	37,282	253	193,321	2%
Totals	$7,452,172	$2,669,695	$178,083	$10,299,950	100%
The amortized cost basis of loans at December 31, 2025, and 2024 included net deferred costs of $46.3 million and $43.9 million, respectively. At December 31, 2025, the remaining fair value adjustments on acquired loans were $150.0 million, or 4.0% of the outstanding acquired loan balances, compared to $128.1 million, or 4.3% of the acquired loan balances at December 31, 2024. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Construction and land development loans increased $75.9 million, or 11.7%, totaling $723.9 million at December 31, 2025, compared to December 31, 2024. These loans, extended to both commercial and consumer customers, are collateralized by and for the purpose of funding land development and construction projects. Repayment is from the proceeds of the sale, refinancing or permanent financing of the property. In 2025, the Company acquired $7.6 million and $102.1 million in Construction and land development loans from Heartland and VBI, respectively.
CRE owner occupied loans totaled $2.0 billion at December 31, 2025, an increase of $357.0 million, or 21% compared to December 31, 2024. CRE owner occupied loans are extended to commercial customers for the purpose of acquiring or refinancing real estate to be occupied by the borrower's business. These loans are collateralized by the subject property, and the repayment of these loans is largely dependent on the performance of the company occupying the property. In 2025, the Company acquired $31.5 million and $93.3 million in CRE owner occupied loans from Heartland and VBI, respectively.
CRE non-owner occupied loans increased $751.2 million, or 21%, totaling $4.3 billion at December 31, 2025, compared to December 31, 2024. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is retail properties, which totaled approximately $1.4 billion at December 31, 2025, with an average loan size of $2.6 million. This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. The second-largest segment in the non-owner occupied CRE portfolio is industrial or warehouse properties, which totaled $825.1 million at December 31, 2025, with an average loan size of $3.0 million, reflecting continued demand for logistics, distribution, and manufacturing space. The next largest segment in the non-owner occupied CRE portfolio is multi-family residential properties, which totaled $551.6 million at December 31, 2025, with an average loan size of $3.1 million. This segment consists primarily of stabilized, income-producing apartment properties. Other non-owner occupied CRE include $535.6 million collateralized by office properties, $326.7 million collateralized by hotels or motels, and $651.8 million collateralized by other property types, including restaurants, schools and recreation centers. In 2025, the Company acquired $40.2 million and $361.7 million in CRE non-owner occupied loans from Heartland and VBI, respectively.
Residential real estate loans increased $482.1 million, or 18%, year-over-year to $3.1 billion as of December 31, 2025. Included in the balance as of December 31, 2025 were $1.3 billion of fixed rate mortgages, $1.1 billion of ARMs, and $743.2 million in home equity loans and HELOCs, compared to $1.0 billion, $970.2 million, and $614.7 million, respectively, at December 31, 2024. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loan balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 58% with 35% of the loans being in first lien position at December 31, 2025, compared to an average LTV of 64% with 31% of the portfolio being in the first lien position at December 31, 2024. In 2025, the Company acquired $53.0 million and $365.9 million in Residential real estate loans from Heartland and VBI, respectively.
Commercial and financial loans increased year-over-year by $669.6 million, or 41%, totaling $2.3 billion at December 31, 2025. The purpose of these loans may be to provide working capital, asset acquisition or for other business purposes, and are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The Company continues to exercise a disciplined approach to lending and is benefiting from the investments made in recent years to attract talent from large regional banks across its markets. This talent is onboarding significant new relationships, resulting in increased loan production. In 2025, the Company acquired $21.1 million and $335.8 million in Commercial and financial loans from Heartland and VBI, respectively.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $7.7 million, or 4%, year-over-year to a total of $185.6 million at December 31, 2025, compared to December 31, 2024.
In 2026, the Company expects continued organic loan growth at a rate in the high single digits. Commercial production has continued to grow with the addition of talented bankers in recent years and the expansion of the brand into new markets. In addition, residential mortgage capabilities and opportunities through the acquisition of VBI create flexibility in adding both saleable and portfolio production. The Company's low loan-to-deposit ratio provides significant capacity for growth, while maintaining its disciplined credit strategy.
At December 31, 2025, the Company had unfunded commitments to extend credit of $3.5 billion, compared to $2.9 billion at December 31, 2024 (see “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).

The following table presents loans by maturity, separately presenting fixed rate loans from those with floating or adjustable rates.

	December 31, 2025
		After one year but within five years:		After five years but within fifteen years:		After fifteen years:
(In thousands)	In one year or less	Floating or adjustable	Fixed	Floating or adjustable	Fixed	Floating or adjustable	Fixed	Total
Construction and Land Development	$139,184	$256,961	$29,635	$112,219	$30,047	$144,422	$11,462	$723,930
CRE - Owner Occupied	135,936	214,617	651,925	304,456	602,151	127,489	7,051	2,043,625
CRE - Non-owner Occupied	496,971	1,284,565	1,166,911	667,195	333,628	300,615	5,107	4,254,992
Residential Real Estate	57,839	36,023	17,848	434,713	155,487	1,215,311	1,181,638	3,098,859
Commercial and Financial	363,611	394,253	585,706	256,883	320,291	136,173	264,072	2,320,989
Consumer	9,324	45,658	28,505	30,950	36,304	13,538	21,310	185,589
Total	$1,202,865	$2,232,077	$2,480,530	$1,806,416	$1,477,908	$1,937,548	$1,490,640	$12,627,984
Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $3.5 billion, representing 28% of the total portfolio at December 31, 2025, compared to $2.7 billion, or 26%, at December 31, 2024. The Company’s ten largest commercial and CRE funded and unfunded relationships at December 31, 2025 aggregated to $607.4 million, of which $518.4 million was funded, compared to $547.5 million at December 31, 2024, of which $433.0 million was funded.
Concentrations in construction and land development loans and CRE loans are maintained well below regulatory guidelines. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk-based capital were 34% and 227%, respectively, at December 31, 2025, compared to 38% and 237% as of December 31, 2024. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and CRE loans represent 32% and 216%, respectively, of total consolidated risk-based capital as of December 31, 2025, compared to 36% and 224%, respectively, at December 31, 2024. To determine these ratios, the Company defines CRE in accordance with the Guidance issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, TBMs, OREO, and Credit Quality
NPAs at December 31, 2025 totaled $76.3 million, a decrease of $22.6 million, or 23%, compared to 2024, and were comprised of $72.0 million of nonaccrual loans, and $4.3 million of OREO, including $3.4 million of branches taken out of service. As of December 31, 2024, NPAs included nonaccrual loans of $92.4 million and OREO of $6.4 million including $5.5 million of branches taken out of service. Approximately 81% of nonaccrual loans were secured with real estate at December 31, 2025, compared to 69% at December 31, 2024. Nonperforming loans to total loans outstanding at December 31, 2025 decreased to 0.57% from 0.90% at December 31, 2024. NPAs to total assets at December 31, 2025 decreased to 0.37% from 0.65% at December 31, 2024. A significant portion of nonaccrual loans have collateral values well in excess of balances outstanding, and therefore, no loss is expected.

The tables below set forth details related to nonaccrual loans.

	December 31, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction & land development	$4,207	$1,812	$6,019
CRE - owner occupied	15,546	5,120	20,666
CRE - non-owner occupied	18,202	1,173	19,375
Residential real estate	1,448	10,654	12,102
Commercial and financial	3,842	7,209	11,051
Consumer	—	2,788	2,788
Total loans	$43,245	$28,756	$72,001

	December 31, 2024
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction & land development	$492	$660	$1,152
CRE - owner occupied	2,622	6,118	8,740
CRE - non-owner occupied	29,449	433	29,882
Residential real estate	6,462	17,432	23,894
Commercial and financial	2,703	17,806	20,509
Consumer	2,416	5,853	8,269
Total loans	$44,144	$48,302	$92,446
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
In certain circumstances, the Company provides modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as TBMs. As of December 31, 2025 and December 31, 2024, the Company had TBM loans with an amortized cost of $15.4 million and $11.6 million, respectively. Loans that were modified as TBMs during the twelve months ended December 31, 2025 are included in “Note 4 - Loans”.

	December 31,
	2025	2024
Ratio of total NPAs to loans outstanding and OREO at end of period	0.60%	0.96%
Ratio of total nonaccrual loans to loans outstanding at end of period	0.57	0.90
Ratio of ACL on loans to total nonaccrual loans	248%	149%
The Company recognized interest income of $4.0 million and $1.3 million on nonaccrual loans during the years ended December 31, 2025 and 2024, respectively.
ACL on Loans
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
Net charge-offs for 2025 were $13.6 million, or 0.12% of average loans, compared to $27.1 million, or 0.27%, for 2024. The ratio of allowance to total loans increased to 1.42% at December 31, 2025 from 1.34% at December 31, 2024, with the increase attributed to higher coverage on acquired VBI loans.
Activity in the ACL is summarized as follows:

	For the Year Ended December 31, 2025
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance	% of Total Allowance
Construction and land development	$7,252	$46	$2,583	$(156)	$15	$9,740	6%
CRE - owner occupied	11,825	190	5,137	(728)	104	16,528	9
CRE - non-owner occupied	43,866	1,477	8,727	(420)	2,493	56,143	31
Residential real estate	39,168	743	11,583	(410)	213	51,297	29
Commercial and financial	27,533	639	22,639	(15,521)	2,653	37,943	21
Consumer	8,411	37	591	(2,787)	900	7,152	4
Total	$138,055	$3,132	$51,260	$(20,022)	$6,378	$178,803	100%

	For the Year Ended December 31, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance	% of Total Allowance
Construction and land development	$8,637	$(1,404)	$(1)	$20	$7,252	5%
CRE - owner occupied	5,529	6,629	(341)	8	11,825	9
CRE - non-owner occupied	48,288	(3,096)	(1,485)	159	43,866	32
Residential real estate	39,016	(150)	(134)	436	39,168	28
Commercial and financial	34,343	7,789	(17,616)	3,017	27,533	20
Consumer	13,118	6,490	(12,288)	1,091	8,411	6
Totals	$148,931	$16,258	$(31,865)	$4,731	$138,055	100%

	For the Year Ended December 31,
(In thousands, except percentages)	2025	2024	2023
Daily average loans outstanding[1]	$11,035,340	$10,096,189	$9,889,070
Ratio of ACL on loans to loans outstanding at end of year	1.42%	1.34%	1.48%
Ratio of net charge-offs (recoveries) to average loans outstanding
Construction and land development	—%	—%	—%
CRE - owner occupied	0.01	—	—
CRE - non-owner occupied	(0.02)	0.02	—
Residential real estate	—	—	—
Commercial and financial	0.11	0.14	0.17
Consumer	0.02	0.11	0.05
Total ratio of net charge-offs to average loans outstanding	0.12%	0.27%	0.22%
[1] Net of unearned income.

Cash and Cash Equivalents, Liquidity Risk Management, and Contractual Commitments
Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liability, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost effectively and to meet current and future potential obligations such as loan commitments and unexpected deposit outflows.
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
Cash and cash equivalents, including interest-bearing deposits, totaled $388.5 million at December 31, 2025, compared to $476.6 million at December 31, 2024.
In addition to $388.5 million in cash and cash equivalents at December 31, 2025, the Company had $7.6 billion in available borrowing capacity, including $3.4 billion in available collateralized lines of credit, $3.8 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $348.0 million. The Company may also access funding by acquiring brokered deposits. Brokered deposits at December 31, 2025 totaled $120.9 million compared to $293.6 million at December 31, 2024.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Total uninsured deposits were estimated to be $6.0 billion at December 31, 2025, representing 37% of overall deposit accounts. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 31% of total deposits. The Company has liquidity sources as discussed below, including cash and lines of credit with the FRB and FHLB, that represent 132% of uninsured deposits, and 157% of uninsured and uncollateralized deposits.
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During 2025, Seacoast Bank distributed $332.2 million to the Company and, at December 31, 2025, is eligible to distribute dividends to the Company of approximately $72.7 million without prior regulatory approval. At December 31, 2025, the Company had cash and cash equivalents at the parent of $98.1 million, compared to $95.8 million at December 31, 2024.

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

	December 31, 2025
		One Year	Over One Year Through	Over Three Years Through	Over Five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposits	$16,256,343	$16,230,299	$19,820	$6,122	$102
Securities sold under agreements to repurchase	389,003	389,003	—	—	—
FHLB borrowings[1]	835,000	600,000	215,000	20,000	—
Long-term debt	112,761	—	—	—	112,761
Operating leases	67,884	12,712	22,172	15,210	17,790
Total	$17,660,991	$17,232,014	$256,992	$41,332	$130,653
[1]Includes $495.0 million of callable advance structures which, as of December 31, 2025, are callable at three month intervals and have maturities of up to five years.
Deposits and Borrowings
The following table details the Company's customer relationship funding as of:

	December 31,
(In thousands)	2025	2024
Noninterest demand	$3,897,985	$3,352,372
Interest-bearing demand	3,993,225	2,667,843
Money market	5,141,519	4,086,362
Savings	974,694	519,977
Time deposits	2,128,055	1,371,522
Brokered time certificates	120,865	244,351
Total deposits	$16,256,343	$12,242,427

Securities sold under agreements to repurchase	389,003	232,071

Total customer funding[1]	$16,524,481	$12,180,860
[1]Total deposits and securities sold under agreements to repurchase, excluding brokered deposits. Securities sold under agreements to repurchase consists of customer sweep accounts.
The Company benefits from a diverse and granular deposit base that serves as a significant source of strength. Total deposits increased $4.0 billion, or 33%, to $16.3 billion at December 31, 2025 compared to December 31, 2024. This increase includes $4.2 billion in deposits from the Heartland and VBI acquisitions in the second half of 2025, partially offset by declines of $123 million in brokered deposits. Based on current assumptions, in 2026 we expect organic deposit growth in the low to mid single digits.

Time deposits over $250,000 were $674.6 million and $549.9 million at December 31, 2025 and December 31, 2024, respectively. The following table details the remaining maturities of time deposits greater than $250,000 at December 31, 2025 and December 31, 2024:

	December 31,	% of	December 31,	% of
(In thousands, except percentages)	2025	Total	2024	Total
Certificates of Deposit Greater Than $250,000
Maturity Group:
Three months or less	$400,315	59%	$279,868	51%
Over three through six months	152,788	23	139,766	25
Over six through 12 months	116,309	17	125,895	23
Over 12 months	5,141	1	4,405	1
Total Certificates of Deposit Greater Than $250,000	$674,553	100%	$549,934	100%
Customer repurchase agreements totaled $389.0 million at December 31, 2025, increasing $156.9 million, or 68%, from December 31, 2024, which is primarily a result of the VBI acquisition. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At December 31, 2025 and December 31, 2024, long-term debt included $72.8 million and $72.5 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company. At December 31, 2025, the average interest rate in effect on our outstanding subordinated debt related to trust preferred securities was 5.77%, compared to 6.34% at December 31, 2024. The acquired junior subordinated debentures were recorded at fair value, which collectively was $2.5 million lower than face value at December 31, 2025. This amount is being amortized into interest expense over the acquired subordinated debts' remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.
Under Basel III and FRB rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules.
In 2022, the Company acquired $12.3 million in senior notes through a bank acquisition, which bore interest at a fixed rate of 5.50%. On October 30, 2025, this debt was fully redeemed, and the remaining $0.2 million unamortized premium was recorded as an adjustment to Interest Expense.
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
In 2025, the Company assumed a $17.8 million financing obligation recorded at fair value, through the acquisition of VBI, related to branch properties. The $8.3 million premium is amortized over the 20‑year term using an effective interest rate of approximately 6.20%, with the resulting accretion recognized within Interest Expense.
FHLB advances totaled $835.0 million at December 31, 2025 with a weighted-average interest rate of 3.82%, compared to advances outstanding of $245.0 million at December 31, 2024 with a weighted-average interest rate of 4.19%. The Company utilized short-term fixed-rate advances to fund securities purchases in 2025. FHLB advances provide a flexible and collateralized source of wholesale funding.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $3.5 billion at December 31, 2025, and $2.9 billion at December 31, 2024 (see “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).
In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the FRB. There was no reserve requirement at December 31, 2025 or December 31, 2024.
Under FRB regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2025, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $280.6 million if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the periods ending December 31, 2025 and 2024.

Presentation of Common and Preferred Shares
In the acquisition of VBI on October 1, 2025, Seacoast issued to VBI shareholders a combination of cash, SBCF common shares, and SBCF Series A non-voting convertible preferred shares. Each 1/1,000th preferred share is convertible to one common share on the date a holder of preferred stock transfers such share of preferred stock to a non-affiliate of the holder. The tables below present additional performance measures to include the treatment of preferred shares as common. The Company believes a calculation presenting all convertible preferred shares as common provides useful supplemental information to the presentation of common share measures, as the Company anticipates they will be converted to common shares in the future.

Shares issued to VBI shareholders:	October 1, 2025
SBCF common shares	9,923,263
SBCF convertible preferred shares	11,250
SBCF common shares upon conversion of convertible preferred shares	11,250,000
Outstanding shares at December 31, 2025 treating all convertible preferred shares as common were as follows:

December 31, 2025
Common shares	97,927,843
Convertible preferred shares	11,250
Total common shares outstanding, treating all convertible preferred shares as common	109,177,843
Average common shares outstanding treating all convertible preferred shares as common were as follows:

	Fourth Quarter 2025	Full Year 2025
Average common shares - basic	96,816,460	88,275,748
Dilutive effect of employee restricted stock and stock options	944,688	829,953
Average common shares - diluted	97,761,148	89,105,701
Additional common shares, treating all convertible preferred shares as common	11,250,000	2,835,616
Average common shares - diluted, treating all convertible preferred shares as common	109,011,148	91,941,317
Performance measures treating all convertible preferred shares as common were as follows:

(In thousands, except per share data)	Fourth Quarter 2025	Full Year 2025
Net Income	$34,260	$144,878
Less preferred stock dividends	(2,138)	(2,138)
Net income available to common shareholders	32,122	142,740
Less allocation of earnings to preferred stock	(1,429)	(2,434)
Net income available to common shareholders after allocation of earnings to preferred stock	$30,693	$140,306

Net income available to common shareholders after allocation of earnings to preferred stock	$30,693	$140,306
Average common shares - diluted	97,761	89,106
Earnings per common share - diluted	$0.31	$1.57

Net Income	$34,260	$144,878
Average common shares - diluted, treating all convertible preferred shares as common	109,011	91,941
Earnings per common share - diluted, treating all convertible preferred shares as common[1]	$0.31	$1.58
[1]Non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.

Capital Resources and Management
The Company's equity capital at December 31, 2025 increased $529.4 million, or 24%, from December 31, 2024, to $2.7 billion. Changes in equity included increases from net income of $144.9 million, the issuance of $357.2 million in common stock in conjunction with bank acquisitions, and an increase in AOCI of $80.7 million primarily related to changes in value of AFS securities, partially offset by the issuance of cash dividends on common and preferred stock totaling $67.7 million.
In conjunction with a bank acquisition, the Company issued non-voting convertible preferred stock, and each 1/1,000th of a share of preferred stock is convertible into one share of Seacoast common stock, subject to certain restrictions. Holders of preferred stock are entitled to receive ratable dividends when dividends are concurrently declared and payable on the shares of Seacoast common stock. See "Note 17 - Business Combinations," for further detail. The convertible preferred stock at December 31, 2025 totaled $343.1 million.
Activity in shareholders’ equity for the years ended December 31, 2025 and December 31, 2024 were as follows:

	For the Year Ended December 31,
(In thousands)	2025	2024
Balance at beginning of period	$2,183,243	$2,108,086
Net income	144,878	120,986
Stock-based compensation expense	15,742	13,744
Common stock transactions related to stock-based employee benefit plans	(1,353)	945
Issuance of common stock pursuant to acquisitions	357,207	—
Repurchase of common stock	—	(880)
Dividends on common stock ($0.73 per share and $0.72 per share, respectively)	(65,589)	(61,649)
Dividends on preferred stock ($0.19 per share)	(2,138)	—
Change in AOCI	80,672	2,011
Balance at end of period	$2,712,662	$2,183,243
At December 31, 2025, capital ratios for Seacoast and Seacoast Bank are well above regulatory requirements for well-capitalized institutions. Management’s use of risk-based capital ratios in its analysis of the Company’s capital adequacy are not GAAP financial measures. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies and Seacoast does not nor should investors consider such non-GAAP financial measures in isolation from, or as a substitute for GAAP financial information (see “Note 13 - Regulatory Capital”).

The following tables show the components of regulatory capital to calculate regulatory capital ratios.

	December 31,
(In thousands)	2025	2024
Common stock	$9,873	$8,628
Additional paid-in capital	2,197,549	1,824,935
Retained earnings	603,793	526,642
Treasury stock	(21,358)	(19,095)
Less: Goodwill	(1,034,735)	(732,417)
Less: Intangibles	(195,704)	(71,723)
Other[1]	72,018	24,355
CET1 capital	$1,631,436	$1,561,325
Convertible preferred stock	343,125	—
Qualifying trust preferred debt	72,769	72,488
Other	4	6
Tier 1 capital	$2,047,334	$1,633,819
ACL on loans[1], as limited	176,795	129,465
Qualifying subordinated debt	22,392	21,963
Tier 2 capital	199,187	151,428
Total capital	$2,246,521	$1,785,247

Risk-weighted assets	$14,138,491	$11,032,279
[1]Upon adoption of the CECL accounting standard in 2020, the Company elected, in accordance with interagency guidance, to delay the estimated impact on regulatory capital resulting from the implementation of CECL. The transition period was completed during 2025 and no adjustments were made. As of December 31, 2024, the adjustment to Tier 1 Capital and Tier 2 Capital was $6.2 million and $7.5 million, respectively.

	For the Year Ended December 31,		Minimum Regulatory	Minimum to be Well-Capitalized
	2025	2024
Seacoast (Consolidated)
Total Risk-Based Capital Ratio[1]	15.89%	16.18%	8.00%	10.00%
Tier 1 Capital Ratio[1]	14.48	14.81	6.00	6.00
CET1 Ratio[1]	11.54	14.15	4.50	N/A
Leverage Ratio	10.16	11.19	4.00	N/A

Seacoast Bank
Total Risk-Based Capital Ratio[1]	15.07	15.30	8.00	10.00
Tier 1 Capital Ratio[1]	13.82	14.13	6.00	8.00
CET1 Ratio[1]	13.82	14.13	4.50	6.50
Leverage Ratio	9.69	10.66	4.00%	5.00%
[1]Regulatory minimum ratios excludes the Basel III capital conservation buffer of 2.5% which, if not exceeded, may constrain dividends, equity repurchases and compensation.
The Company’s total risk-based capital ratio was 15.89% at December 31, 2025, a decrease from 16.18% at December 31, 2024. As of December 31, 2025, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 9.69%, compared to 10.66% at December 31, 2024, well above the minimum to be well-capitalized under regulatory guidelines.

The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without OCC approval, Seacoast Bank can pay $72.7 million of dividends to the Company (see “Part I. Item 1. Business”).
The OCC and the FRB have policies that encourage banks and BHCs to pay dividends from current earnings, and have the general authority to limit the dividends paid by national banks and BHCs, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, either of these federal regulators determined that the payment of dividends would constitute an unsafe or unsound banking practice, either the OCC or the FRB may, among other things, issue a cease and desist order prohibiting the payment of dividends by Seacoast Bank or us, respectively. The board of directors of a BHC must consider different factors to ensure that its dividend level, if any, is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the FRB has indicated that the Board of Directors of a BHC, such as Seacoast, should consult with the FRB and eliminate, defer, or significantly reduce the BHC’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
The Company has paid quarterly dividends to the holders of its common stock since the second quarter of 2021 and began paying dividends on its convertible preferred stock upon issuance in the fourth quarter of 2025. Whether the Company continues to pay quarterly dividends and the amount of any such dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, and other factors that the Board of Directors may deem relevant.
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
Allowance for Credit Losses
The ACL represents management’s best estimate of expected future credit losses related to the loan portfolio at the balance sheet date. The estimate of the ACL requires significant judgment and is based on a variety of factors. Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Economic forecast data is sourced from Moody’s, a firm widely recognized for its research, analysis, and economic forecasts. The forecast may utilize one scenario or a composite of scenarios based on management's judgment and expectations around the current and future macroeconomic outlook. The forecasts of future economic conditions are over a period that has been deemed reasonable and supportable, and in segments where it can no longer develop reasonable and supportable forecasts, the Company reverts to longer-term historical loss experience to estimate losses over the remaining life of the loans. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments.
One of the most significant judgments in estimating the ACL relates to the macroeconomic forecasts. As of December 31, 2025, the Company utilized a blend of Moody’s most recent “U.S. Macroeconomic Outlook Baseline” (Baseline), “Alternative Scenario 1 – Upside- 10th Percentile” (S1), and “Alternative Scenario 3 - Downside - 90th Percentile” (S3) scenarios. The weighting applied in the December 31, 2025 analysis is consistent with the weighting applied at December 31, 2024. The forecasted credit losses incorporate numerous macroeconomic variables, although specific variables have a greater impact on the outcome than others. Specifically, changes in expectations indicated by the CRE price index have the most significant impact on the estimate of expected losses for CRE non-owner occupied loans and construction and land development loans, the housing price index is the economic forecast variable most significantly impacting the estimate of expected losses for residential loans, and the unemployment rate is a significant contributor to commercial and consumer loans.
Management considers a range of macroeconomic forecast data in connection with the allowance estimation process. It is difficult to estimate how potential changes in any one economic factor might affect the overall allowance because a wide variety of factors and inputs are considered in the allowance estimate. Changes in the factors and inputs may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Under the range of scenarios considered as of December 31, 2025, use of solely Moody’s S3 downside scenario would have resulted in an increase to the modeled allowance results of approximately $71 million or 56 basis points. This estimate reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but does not consider other qualitative adjustments that could increase or decrease modeled loss estimates calculated using this alternative economic scenario.

Seacoast conducted an additional sensitivity by increasing loss sensitivities by 5% and 10% to each of the loan pools. Estimated credit losses increased by $7 million and $13 million, respectively, from the probability weighted model outcomes, but does not consider other qualitative adjustments that could increase or decrease modeled loss estimates. Changes in the loss assumptions and forecasts of economic conditions could significantly affect the Company’s estimate of expected credit losses at the balance sheet date or lead to significant changes in the estimate from one reporting period to the next.
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
For additional information regarding the Company's methodology for calculating the ACL, see Note 1 – Significant Accounting Policies and Note 5 – Allowance for Credit Losses in the Notes to the Consolidated Financial Statements.
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
Intangible Assets and Impairment Testing
Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The CDI, which is the majority of the remaining intangible asset balance, represents the excess intangible value of acquired deposit customer relationships. CDI assets are amortized using an amortization method that reflects the expected value over time, and are evaluated for indications of potential impairment at least annually. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill in the fourth quarter of 2025 and concluded that no impairment existed.

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

Seacoast analyzes AFS debt securities quarterly for credit losses utilizing both quantitative and qualitative assessments to determine if a security has a credit loss. Quantitative assessments are based on a discounted cash flow method. Qualitative assessments consider a range of factors including rating downgrades, subordination, amortized LTV, and the ability of the issuers to pay all amounts due in accordance with the contractual terms.

For AFS securities, if any portion of the decline in fair value is related to credit, the amount of allowance is determined as the portion related to credit, limited to the difference between the amortized cost basis and the fair value of the security. If the Company has the intent to sell or believes it is more likely than not that it will be required to sell an impaired AFS security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Declines in the fair value of AFS securities that are not considered credit related are recognized in "AOCI" on the Company’s Consolidated Balance Sheet.

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

The following table presents the ALCO simulation model’s projected impact of a change in interest rates on the net interest income for the 12- and 24-month periods beginning January 1, 2026, holding all balances on the balance sheet static. It is important to note that the results in the table below assume parallel shifts in the yield curve and do not take into account changes in the yield curve slope nor changes in balance sheet size or mix.

	% Change in Projected Baseline Net Interest Income
	December 31, 2025
Change in Interest Rates	1-12 months	13-24 months
+3.00%	(1.7)	4.6
+2.00%	—	4.2
+1.00%	0.7	2.8
Current	—	—
-1.00%	1.3	(1.1)
-2.00%	3.5	(2.0)
-3.00%	5.8	(3.7)
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
The Company's calculation of interest rate sensitivity for the year ended December 31, 2025 is presented below. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they reprice to market rates or mature. The amounts are aggregated to reflect the interest rate sensitivity gap. This analysis includes assumptions for prepayments of loans and securities and assumptions for core deposit re-pricing.
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

Interest Rate Sensitivity Analysis[1]
	December 31, 2025
(In thousands)	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Federal funds sold and interest-bearing deposits	$226,950	$—	$—	$—	$226,950
Debt securities[2]	908,067	376,361	1,705,673	2,760,644	5,750,745
Loans[3]	4,495,734	1,919,959	4,996,658	1,231,930	12,644,281
Other Assets	—	—	—	151,817	151,817
Earning assets	$5,630,751	$2,296,320	$6,702,331	$4,144,391	$18,773,793
Non-maturity deposits	4,853,369	805,367	658,855	3,791,847	10,109,438
Time deposits	1,234,721	988,481	25,698	20	2,248,920
Borrowings	904,380	260,000	135,000	37,384	1,336,764
Interest-bearing liabilities	$6,992,470	$2,053,848	$819,553	$3,829,251	$13,695,122
Interest rate swaps	350,000	(200,000)	(150,000)	—	—
Interest sensitivity gap	$(1,011,719)	$42,472	$5,732,778	$315,140	$5,078,671
Cumulative gap	$(1,011,719)	$(969,247)	$4,763,531	$5,078,671
Cumulative gap to total earning assets	(5%)	(5%)	25%	27%
Earning assets to interest-bearing liabilities	81%	112%	818%	108%
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
The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. Similar to net interest income simulation, EVE uses instantaneous changes in rates. Results of both net interest income simulation and EVE analyses are sensitive to changes in key modeling assumptions.
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

% Change in Economic Value of Equity
Changes in Interest Rates	December 31, 2025
+3.00%	(19.7%)
+2.00%	(12.2)
+1.00%	(5.8)
Current	—
-1.00%	6.0
-2.00%	10.0
-3.00%	10.2
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
Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the general level of inflation. However, inflation affects financial institutions by increasing their cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Mortgage origination and refinancing tends to slow as interest rates increase, and higher interest rates likely will reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market. A decline in interest rates would generally have an opposite impact.
Stock Performance Graph
The line graph below compares the cumulative total stockholder return on Seacoast common stock with the cumulative total return of the NASDAQ Composite Index, the KBW NASDAQ Regional Banking Index, and the S&P U.S. BMI Banks - Southeast Region Index for the same period. The Company has chosen to replace the S&P U.S. BMI Banks - Southeast Region Index with the KBW NASDAQ Regional Banking Index, as the Company believes this index, which is comprised of U.S. regional banks and thrifts, is more indicative of the peers in which investors evaluate our performance. The graph includes both indexes as required when changing the index. The graph and table assume that $100 was invested on December 31, 2020 (the last day of trading for the year ended December 31, 2020) in each of Seacoast common stock, the NASDAQ Composite Index, the KBW NASDAQ Regional Banking Index, and the S&P U.S. BMI Banks - Southeast Region Index. The cumulative total return represents the change in stock price and the amount of dividends received over the period, assuming all dividends were reinvested.

Total Return Performance
Index Value
200
175
150
125
100
75
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Period Ending
Seacoast Banking Corporation of Florida
NASDAQ Composite Index
KBW NASDAQ Regional Banking Index
S&P U.S. BMI Banks - Southeast Region Index

Index	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Seacoast Banking Corporation of Florida	100.00	121.59	109.31	102.78	102.29	119.79
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
KBW NASDAQ Regional Banking Index	100.00	136.64	127.12	126.67	143.39	152.71
S&P U.S. BMI Banks - Southeast Region Index	100.00	142.83	116.18	119.85	155.47	187.40
Source: S&P Global Market Intelligence © 2026

SELECTED QUARTERLY INFORMATION
QUARTERLY CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	2025 Quarters				2024 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net interest income:
Interest income	$256,060	$202,712	$193,347	$184,255	$185,930	$184,115	$179,808	$175,706
Interest expense	81,433	69,244	66,483	65,738	70,126	77,450	75,384	70,628
Net interest income	174,627	133,468	126,864	118,517	115,804	106,665	104,424	105,078
Provision for credit losses	29,260	8,371	4,379	9,250	3,699	6,273	4,918	1,368
Net interest income after provision for credit losses on loans	145,367	125,097	122,485	109,267	112,105	100,392	99,506	103,710
Noninterest income:
Service charges on deposit accounts	6,472	6,194	5,540	5,180	5,138	5,412	5,342	4,960
Wealth management income	5,540	4,578	4,196	4,248	4,019	3,843	3,766	3,540
Mortgage banking income	3,108	517	685	404	326	485	582	381
Interchange income	2,483	2,008	1,895	1,807	1,860	1,911	1,940	1,888
Insurance agency income	1,191	1,481	1,289	1,620	1,151	1,399	1,355	1,291
BOLI income	2,687	3,875	3,380	2,468	2,627	2,578	2,596	2,264
Other income	7,066	6,006	7,497	6,257	10,335	7,864	6,647	5,944
Securities gains (losses), net	84	(841)	39	196	(8,388)	187	(44)	229
Total noninterest income	28,631	23,818	24,521	22,180	17,068	23,679	22,184	20,497
Noninterest expenses:
Salaries and wages	53,942	46,310	44,438	42,248	42,378	40,697	38,937	40,304
Employee benefits	8,490	7,387	8,106	8,861	6,548	6,955	6,861	7,889
Outsourced data processing costs	11,257	9,337	8,525	8,504	8,307	8,003	8,210	12,118
Occupancy	9,330	7,627	7,483	7,350	7,234	7,096	7,180	8,037
Furniture and equipment	2,935	2,233	2,125	2,128	2,004	2,060	1,956	2,011
Marketing	3,149	2,509	2,958	2,748	2,126	2,729	3,266	2,655
Legal and professional fees	2,106	1,674	2,071	2,740	2,807	2,708	1,982	2,151
FDIC assessments	2,876	2,414	2,108	2,194	2,274	1,882	2,131	2,158
Amortization of intangibles	10,374	6,005	5,131	5,309	5,587	6,002	6,003	6,292
OREO and net (gain) loss on sale	(29)	(346)	8	241	84	491	(109)	(26)
Provision for credit losses on unfunded commitments	812	150	150	150	250	250	251	250
Merger and integration costs	18,142	10,808	2,422	1,051	—	—	—	—
Other	7,162	5,879	6,205	7,073	5,976	5,945	5,869	6,532
Total noninterest expenses	130,546	101,987	91,730	90,597	85,575	84,818	82,537	90,371
Income before income taxes	43,452	46,928	55,276	40,850	43,598	39,253	39,153	33,836
Provision for income tax expense	9,192	10,461	12,589	9,386	9,513	8,602	8,909	7,830
Net income	34,260	36,467	42,687	31,464	34,085	30,651	30,244	26,006
Preferred dividends	2,138	—	—	—	—	—	—	—
Net income available to common shareholders	$32,122	$36,467	$42,687	$31,464	$34,085	$30,651	$30,244	$26,006

	2025 Quarters				2024 Quarters
(In thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Per Common Share Data
Net income diluted	$0.31	$0.42	$0.50	$0.37	$0.40	$0.36	$0.36	$0.31
Net income basic	0.32	0.42	0.50	0.37	0.40	0.36	0.36	0.31
Cash dividends declared:
Common and preferred stock[1]	$0.19	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18
Market price common stock:
Low close	28.58	27.13	21.36	25.09	25.42	22.70	21.59	22.93
High close	33.23	32.09	27.79	30.06	30.71	28.33	24.25	27.28
Bid price at end of period	31.42	30.43	27.62	25.73	27.53	26.49	23.33	24.86
1In the fourth quarter of 2025, non-voting convertible preferred shares were issued in connection with the VBI acquisition. Those shares earn dividends pro-rata with common shares, or $0.19 per 1/1,000th preferred share.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Seacoast Banking Corporation of Florida

Stuart, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Seacoast Banking Corporation of Florida (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), convertible preferred stock and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Villages Bancorporation, Inc. acquired during 2025, which is described in Note 17 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Business Combination – Fair Value of Acquired Loans

As described in Note 17 to the consolidated financial statements, on October 1, 2025, Seacoast Banking Corporation of Florida completed the merger with Villages Bancorporation, Inc. Determining fair values of assets and liabilities, especially the loan portfolio, is a process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair value of the acquired loans was $1.2 billion and required management to make estimates about loss rates, prepayment rates and discount rates that are subjective and actual cash flows may differ from estimated cash flows.

The principal considerations resulting in our determination included the following:

•Significant auditor judgment in evaluating the reasonableness of management’s significant assumptions, including the need for assistance from professionals with specialized skill and knowledge.
•Significant audit effort required in auditing the valuation of acquired loans, including utilization of internal valuation specialists to evaluate the fair value developed by management's specialists.

The primary procedures performed to address the critical audit matter included:

•Testing the effectiveness of controls over the reasonableness of the fair value of acquired loans, including management’s review of the results of the third-party valuation, the completeness and accuracy of data inputs used, and the reasonableness of significant assumptions.
•Substantively testing, with the assistance of our internal valuation specialists, the fair value of the acquired loans by developing an independent expectation of the fair value. As part of these procedures, the internal valuation specialists also evaluated the appropriateness of the methods and reasonableness of significant assumptions applied in the estimate of the fair value of acquired loans, including the application of loss rates, prepayment rates and discount rates used in the calculation.

/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Fort Lauderdale, Florida

February 27, 2026

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Interest Income
Interest and dividends on securities
Taxable	$151,280	$99,456	$82,926
Nontaxable	3,404	135	354
Interest and fees on loans	657,036	597,366	581,105
Interest on interest-bearing deposits and other investments	24,654	28,602	24,590
Total Interest Income	836,374	725,559	688,975
Interest Expense
Interest on deposits	177,380	198,210	126,535
Interest on time certificates	67,348	70,777	52,254
Interest on securities sold under agreement to repurchase	6,209	9,390	8,323
Interest on FHLB borrowings	25,295	7,726	6,378
Interest on long-term debt	6,666	7,485	7,245
Total Interest Expense	282,898	293,588	200,735
Net Interest Income	553,476	431,971	488,240
Provision for credit losses	51,260	16,258	37,518
Net Interest Income After Provision for Credit Losses	502,216	415,713	450,722
Noninterest income:
Service charges on deposit accounts	23,386	20,852	18,278
Wealth management income	18,562	15,168	12,780
Mortgage banking income	4,714	1,774	1,790
Interchange income	8,193	7,599	13,877
Insurance agency income	5,581	5,196	4,510
BOLI income	12,410	10,065	8,401
Other	26,826	30,790	22,409
Total Noninterest Income Before Securities (Losses) Gains, Net	99,672	91,444	82,045
Securities losses, net (includes net losses of $0.9 million for 2025, $12.0 million for 2024 and $2.9 million for 2023 in other comprehensive income reclassifications)	(522)	(8,016)	(2,893)
Total Noninterest Income	99,150	83,428	79,152
Noninterest expense:
Salaries and wages	186,938	162,316	171,824
Employee benefits	32,844	28,253	29,918
Outsourced data processing costs	37,623	36,638	34,643
Occupancy	31,790	29,547	31,872
Furniture and equipment	9,421	8,031	8,692
Marketing	11,364	10,776	9,156
Legal and professional fees	8,591	9,648	11,061
FDIC assessments	9,592	8,445	8,630
Amortization of intangibles	26,819	23,884	28,726
OREO expense and net (gain) loss on sale	(126)	440	985
Provision for credit losses on unfunded commitments	1,262	1,001	1,239
Merger and integration costs	32,423	—	33,180

	For the Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Other	26,319	24,322	25,696
Total Noninterest Expense	414,860	343,301	395,622
Income Before Income Taxes	186,506	155,840	134,252
Provision for income tax expense	41,628	34,854	30,219
Net Income	144,878	120,986	104,033
Preferred dividends	2,138	—	—
Net income available to common shareholders	$142,740	$120,986	$104,033

Per share data
Net income per share of common stock
Diluted	$1.57	$1.42	$1.23
Basic	1.59	1.43	1.24

Average common shares outstanding
Diluted	89,106	85,040	84,329
Basic	88,276	84,367	83,800
 See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Net Income	$144,878	$120,986	$104,033
Other comprehensive income:
Unrealized gains (losses) on AFS securities, net of tax expense of $25.4 million in 2025, tax benefit of $1.7 million in 2024, and tax expense of $7.7 million in 2023	$79,747	$(4,913)	$23,645
Amortization of unrealized gains on securities transferred to HTM, net of tax benefit of $13 thousand in 2025, $14 thousand in 2024, and $13 thousand in 2023	(43)	(42)	(42)
Reclassification adjustment for losses included in net income, net of tax benefit of $0.2 million in 2025, $3.0 million in 2024, and $0.7 million in 2023	711	8,971	2,191
Unrealized gains (losses) on derivatives designated as fair value hedges, net of reclassifications to income, net of tax expense of $9 thousand in 2025, tax benefit of $0.7 million in 2024, and tax expense of $0.7 million in 2023	27	(2,005)	1,971
Unrealized gains on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $0.1 million in 2025 and $0.1 million in 2023	230	—	390
Total other comprehensive income	$80,672	$2,011	$28,155

Comprehensive Income	$225,550	$122,997	$132,188
See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2025	2024
Assets
Cash and due from banks	$181,429	$171,615
Interest-bearing deposits with other banks	207,116	304,992
Total cash and cash equivalents	388,545	476,607
Time deposits with other banks	14,424	3,215
Debt securities:
Securities AFS (at fair value)	5,164,567	2,226,543
Securities HTM (fair value $489.6 million in 2025 and $507.6 million in 2024)	586,178	635,186
Total debt securities	5,750,745	2,861,729
Loans held for sale	16,297	17,277
Loans	12,627,984	10,299,950
ACL	(178,803)	(138,055)
Loans, net of ACL	12,449,181	10,161,895
Bank premises and equipment, net	160,139	107,555
OREO	4,250	6,421
Goodwill	1,034,735	732,417
Other intangible assets, net	195,704	71,723
BOLI	330,563	308,995
Net DTAs	66,579	102,989
Other assets	431,169	325,485
Total Assets	$20,842,331	$15,176,308
Liabilities
Deposits:
Noninterest demand	$3,897,985	$3,352,372
Interest-bearing demand	3,993,225	2,667,843
Savings	974,694	519,977
Money market	5,141,519	4,086,362
Other time deposits	1,453,502	821,588
Brokered time certificates	120,865	244,351
Time certificates of more than $250,000	674,553	549,934
Total Deposits	$16,256,343	$12,242,427
Securities sold under agreements to repurchase, maturing within 30 days	389,003	232,071
FHLB borrowings	835,000	245,000
Long-term debt, net	112,761	106,966
Other liabilities	193,437	166,601
Total Liabilities	$17,786,544	$12,993,065
Commitments and Contingencies (See “Note 9 - Borrowings” and “Note 15 - Contingent Liabilities and Commitments with Off-Balance Sheet Risk”)

Convertible preferred stock, par value $0.10 per share authorized 4,000,000 shares, issued 11,250 and outstanding 11,250 shares in 2025	343,125	—

	December 31,
(In thousands, except share data)	2025	2024
Shareholders' Equity
Common stock, par value $0.10 per share authorized 120,000,000 shares, issued 98,728,878 and outstanding 97,927,843 shares in 2025 and authorized 120,000,000 shares, issued 86,284,017 and outstanding 85,567,712 shares in 2024	9,873	8,628
Additional paid-in capital	2,197,549	1,824,935
Retained earnings	603,793	526,642
Treasury stock (801,035 shares in 2025 and 716,305 shares in 2024), at cost	(21,358)	(19,095)
Total Shareholders' Equity Before Accumulated Other Comprehensive Loss, Net	2,789,857	2,341,110
Accumulated other comprehensive loss, net	(77,195)	(157,867)
Total Shareholders' Equity	$2,712,662	$2,183,243
Total Liabilities, Convertible Preferred Stock & Shareholders' Equity	$20,842,331	$15,176,308
See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Cash Flows From Operating Activities
Net income	$144,878	$120,986	$104,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,735	8,609	8,245
Accretion of discounts of premiums on securities, net	(7,565)	(2,963)	(949)
Amortization of operating lease ROUAs	9,441	8,221	8,053
Other amortization and accretion, net	20,571	2,379	(15,875)
Stock-based compensation	15,742	13,744	13,440
Origination of loans designated for sale	(165,709)	(95,420)	(113,151)
Sale of loans designated for sale	173,012	99,548	116,563
Provision for credit losses	51,260	16,258	37,518
Deferred income taxes	12,043	9,552	9,442
Losses on securities	522	8,016	2,935
Gains on sale of loans	(6,421)	(5,499)	(4,211)
(Gains) losses on sale of OREO, net of write-downs	(207)	134	450
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to OREO	131	291	1,842
Changes in operating assets and liabilities, net of effects from acquired companies:
Net increase in other assets	(26,430)	(5,759)	(8,967)
Net (decrease) increase in other liabilities	(42,942)	1,805	(8,755)
Net cash provided by operating activities	$188,061	$179,902	$150,613
Cash Flows From Investing Activities
Maturities and repayments of debt securities AFS	538,127	382,683	220,114
Maturities and repayments of debt securities HTM	48,743	45,257	69,471
Proceeds from sale of debt securities AFS	1,793,210	216,983	113,400
Purchases of debt securities AFS	(2,258,000)	(993,920)	(100,873)
Maturities and redemptions of time deposits with other banks	18,648	6,124	1,984
Purchases of time deposits with other banks	—	(3,482)	(4,605)
Net new loans and principal repayments	(982,577)	(243,757)	110,665
Purchases of loans held for investment	—	(44,556)	—
Proceeds from the sale of loans held for investment	19,507	34,399	—
Proceeds from the sale of OREO	4,534	2,841	577
Proceeds from sale of FHLB and Federal Reserve Bank stock	56,195	11,314	73,473
Purchase of FHLB and Federal Reserve Bank stock	(110,594)	(20,840)	(88,141)
Proceeds from BOLI death benefit	5,059	—	—
Proceeds from sale of Visa Class B shares	—	4,104	—
Net cash from bank acquisitions	169,559	—	141,674
Additions to bank premises and equipment	(9,174)	(4,034)	(10,293)
Net cash (used in) provided by investing activities	$(706,763)	$(606,884)	$527,446

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(142,148)	465,493	(324,002)
Net increase (decrease) in repurchase agreements	51,868	(142,502)	202,544
Net increase (decrease) in FHLB borrowings with original maturities of three months or less	115,000	—	(280,000)
Repayments of FHLB borrowings with original maturities of more than three months	(235,000)	(160,000)	(75,000)
Proceeds from FHLB borrowings with original maturities of more than three months	710,000	355,000	110,000
Stock-based employee benefit plans	(1,353)	945	5,100
Repurchase of common stock	—	(880)	(10,868)
Dividends paid	(67,727)	(61,649)	(60,591)
Net cash provided by (used in) financing activities	$430,640	$456,407	$(432,817)
Net (decrease) increase in cash and cash equivalents	(88,062)	29,425	245,242
Cash and cash equivalents at beginning of period	476,607	447,182	201,940
Cash and cash equivalents at end of period	$388,545	$476,607	$447,182

Supplemental disclosure of cash flow information:
Cash paid for interest	$277,644	$287,272	$191,225
Cash paid (refunded) for U.S. federal taxes, net	13,441	16,888	(6,000)
Cash paid for U.S. state taxes, net[1]	2,120	1,609	79
Recognition of operating lease ROUAs, other than through bank acquisition, net of terminations	12,695	—	2,068
Recognition of operating lease liabilities, other than through bank acquisition, net of terminations	12,868	—	2,080
Supplemental disclosure of non-cash investing activities:[2]
Transfer of loans from held for investment to held for sale	$—	19,775	$—
Transfer from loans to OREO	1,198	953	—
Transfer from bank premises to OREO	425	883	6,286
[1]Primarily attributable to the state of Florida.
[2]See "Note 17 - Business Combinations" for non-cash transactions related to business combinations.

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

			Shareholders' Equity
	Convertible							Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2022	—	$—	71,618	$7,162	$1,377,802	$423,863	$(13,019)	$(188,033)	$1,607,775
Comprehensive income	—	—	—	—	—	104,033	—	28,155	132,188
Stock-based compensation expense	—	—	30	—	13,440	—	—	—	13,440
Common stock issued for stock-based employee benefit plans	—	—	970	100	8,691	—	(3,691)	—	5,100
Issuance of common stock, pursuant to acquisition	—	—	12,792	1,279	409,459	—	—	—	410,738
Conversion of options, pursuant to acquisition	—	—	—	—	10,304	—	—	—	10,304
Repurchase of common stock	—	—	(549)	(55)	(10,813)	—	—	—	(10,868)
Dividends on common stock ($0.71 per share)	—	—	—	—	—	(60,591)	—	—	(60,591)
Balance at December 31, 2023	—	$—	84,861	$8,486	$1,808,883	$467,305	$(16,710)	$(159,878)	$2,108,086
Comprehensive income	—	—	—	—	—	120,986	—	2,011	122,997
Stock-based compensation expense	—	—	—	—	13,744	—	—	—	13,744
Common stock issued for stock-based employee benefit plans	—	—	747	142	2,308	—	(1,505)	—	945
Repurchase of common stock	—	—	(40)	—	—	—	(880)	—	(880)
Dividends on common stock ($0.72 per share)	—	—	—	—	—	(61,649)	—	—	(61,649)
Balance at December 31, 2024	—	$—	85,568	$8,628	$1,824,935	$526,642	$(19,095)	$(157,867)	$2,183,243
Comprehensive income	—	—	—	—	—	144,878	—	80,672	225,550
Stock-based compensation expense	—	—	—	—	15,742	—	—	—	15,742
Common stock issued for stock-based employee benefit plans	—	—	575	67	843	—	(2,263)	—	(1,353)
Issuance of common stock, pursuant to acquisition		—	11,785	1,178	356,029	—	—	—	357,207
Issuance of preferred stock, pursuant to acquisition	11	343,125	—	—	—	—	—	—	—
Dividends on common stock ($0.73 per share)	—	—	—	—	—	(65,589)	—	—	(65,589)
Dividends on preferred stock ($0.19 per share)[1]	—	—	—	—	—	(2,138)	—	—	(2,138)
Balance at December 31, 2025	11	$343,125	97,928	$9,873	$2,197,549	$603,793	$(21,358)	$(77,195)	$2,712,662
1In the fourth quarter of 2025, non-voting convertible preferred shares were issued in connection with the VBI acquisition. Those shares earn dividends pro-rata with common shares, or $0.19 per 1/1,000th preferred share.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seacoast Banking Corporation of Florida and Subsidiaries
Note 1 - Significant Accounting Policies
General: Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) is a financial holding company with one operating subsidiary bank, Seacoast National Bank (“Seacoast Bank”). The Company provides integrated financial services including commercial and consumer banking, wealth management, and mortgage and insurance services to customers at 104 full-service branches, and through advanced mobile and online banking solutions. 19 branches recently acquired in the Villages community and in North Central Florida will operate under the name Citizens First Bank until Seacoast’s system conversion takes place early in the third quarter of 2026.
See the Glossary of Defined Terms at the beginning of this Report for terms used herein.
The consolidated financial statements include the accounts of Seacoast and all its majority-owned subsidiaries but exclude trusts created for the issuance of trust preferred securities. In consolidation, all significant intercompany accounts and transactions are eliminated.
The accounting and reporting policies of the Company are in accordance with GAAP, and they conform to customary practices within the applicable industries. Certain prior period amounts have been reclassified to conform to the current period presentation.
Use of Estimates: The preparation of these consolidated financial statements requires management to make judgments in the application of certain accounting policies that involve significant estimates and assumptions. The Company has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Specific areas, among others, requiring the application of management’s estimates include the determination of the ACL, acquisition accounting and purchased loans, intangible assets and impairment testing, and other fair value measurements.
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
Securities: Debt securities are classified as AFS or HTM. Debt securities AFS may be sold as part of the Company's asset/liability management or in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, and are stated at fair value. Unrealized gains or losses are reflected as a component of shareholders' equity net of tax or included in noninterest income as appropriate. Debt securities HTM that the Company has the ability and intent to hold to maturity are carried at amortized cost. Equity securities with readily determinable fair values are considered marketable and measured at fair value with unrealized gains or losses included in noninterest income as securities gains or losses. Equity investments that do not have readily determinable fair values are considered non-marketable and are accounted for at cost under the measurement alternative to fair value, with adjustments for impairment and observable price changes if applicable.
The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available.

Realized gains and losses are included in noninterest income as investment securities gains (losses). Interest and dividends on securities, including amortization of premiums and accretion of discounts on debt securities, are recognized in interest income on an accrual basis using the interest method. The Company anticipates prepayments of principal in the calculation of the effective yield for collateralized mortgage obligations and mortgage-backed securities by obtaining estimates of prepayments from independent third parties. The adjusted cost of each specific security sold is used to compute realized gains or losses on the sale of securities on a trade date basis.
Credit losses on securities: For securities classified as HTM, management estimates expected credit losses over the remaining expected life and recognizes this estimate as an ACL. Debt securities classified as AFS are considered impaired if the fair value is less than amortized cost. Impairments are analyzed at an individual security level on a quarterly basis and both quantitative and qualitative assessments are utilized to determine if a security has a credit loss. Qualitative assessments consider a range of factors including percent decline in fair value, rating downgrades, subordination, duration, amortized LTV, and the ability of the issuers to pay all amounts due in accordance with the contractual terms. Quantitative assessments are based on a discounted cash flow analysis, which includes evaluating the timing and amount of the expected cash flows. If any portion of the decline in fair value is related to credit, then the credit loss is recognized as an allowance for credit loss, and the noncredit portion is recognized in other comprehensive income.

Loans Held for Sale: The Company has elected to account for residential mortgage loans originated as held for sale at fair value. Changes in fair value are measured and recorded in Mortgage banking income in noninterest income each period. The Company designates other loans as held for sale when it has the intent to sell them. These loans are recorded at the lower of cost or estimated fair value on an individual basis. When such loans are transferred to held for sale, any previously recorded ACL is reversed into earnings, and the loan is recorded at its amortized cost basis. Prior to the transfer, write-downs on the loans are recorded as charge-offs, establishing a new cost basis upon transfer.
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
•CRE - owner occupied: Loans are extended to commercial customers for the purpose of acquiring or refinancing real estate to be occupied by the borrower's business. These loans are collateralized by the subject property, and the repayment of these loans is largely dependent on the performance of the company occupying the property.
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
Allowance for credit losses on loans: The ACL represents management's best estimate of expected credit losses related to the loan portfolio at the balance sheet date. The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount to be collected on loans. Loan balances deemed uncollectible are charged off against the ACL and recoveries are credited to the allowance. In order to adjust the allowance to the current estimate of expected credit losses, charges or credits to the provision for credit losses are reflected in the Consolidated Statements of Income. The Company excludes accrued interest on loans from its determination of allowance as such amounts are generally reversed against interest income when a loan is placed in nonperforming status.
Portfolio segments represent the level at which the Company develops and documents its methodology for determining its ACL. Portfolio segments are disaggregated by similar risk characteristics such as customer and/or collateral type and are described above in Loans Held for Investment.
The ACL is measured on a collective basis when similar risk characteristics exist. Management establishes the allowance using relevant available information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Economic forecast data is sourced from Moody’s, a firm recognized for its research, analysis, and economic forecasts. The forecasts of future economic conditions are over a period that has been deemed reasonable and supportable, and in segments where it can no longer develop reasonable and supportable forecasts, the Company reverts to longer-term historical loss experience to estimate losses over the remaining life of the loans. The forecast may utilize one scenario or a composite of scenarios based on management's judgment and expectations around the current and future macroeconomic outlook. Expected credit losses are estimated for commercial loans using a discounted cash flow over the contractual term of the loans, adjusted for expected prepayments when appropriate. A loss rate methodology is utilized for consumer loans.
Adjustments may be made to baseline reserves based on an assessment of internal and external influences on credit quality not fully reflected in the quantitative components of the allowance model. These influences may include elements such as changes in concentration, macroeconomic conditions, recent observable asset quality trends, staff turnover, regional market conditions, employment levels, model risk, integration risk, and loan growth. Based upon management's assessments of these factors, the Company may apply qualitative adjustments to the allowance.
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
It is the Company's practice to ensure that the charge-off policy aligns with regulatory requirements. Losses on unsecured consumer loans are recognized at 90 days past due. In compliance with FFIEC guidelines, secured consumer loans, including residential real estate, are typically charged off or charged down between 120 and 180 days past due, depending on the collateral type. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more, unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in process of collection. Secured loans may be charged down to the estimated value of the collateral with previously accrued unpaid interest reversed against interest income. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial charge-off amounts are based on valuation estimates derived from appraisals or other market information. Generally, updated appraisals are not received until the foreclosure process is completed; however, collateral values are evaluated periodically based on market information and incremental charge-offs are recorded if it is determined that collateral values have declined from their initial estimates.

Derivative Instruments and Hedging Activities: The Company enters into derivative contracts, including swaps, to meet the needs of customers who request such services and to manage the Company's exposure to interest rate fluctuations. Derivative contracts are carried at fair value and recorded in the consolidated balance sheet within Other assets or Other liabilities. The gain or loss resulting from changes in the fair value of derivatives designated and qualifying as cash flow hedging instruments is initially reported as a component of Other comprehensive income and subsequently reclassified into earnings through interest income in the same period in which the hedged transaction affects earnings. The gain or loss resulting from changes in the fair value of interest rate swaps designated as fair value hedges is classified in the statement of income or comprehensive income in the line item associated with the instrument being hedged.
The Company prepares written hedge documentation for all derivatives which are designated as hedges of (i) changes in the fair value of a recognized asset or liability (fair value hedge) attributable to a specified risk or (ii) a forecasted transaction, such as the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item, and methodologies for assessing and measuring hedge effectiveness, along with support for management’s assertion that the hedge will be highly effective.
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
IRLCs are for loans which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs relate to the origination of loans that are held for sale and are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free standing derivatives, which are carried at fair value with changes recorded in Mortgage banking income in the Consolidated Statements of Income. Changes in the fair value of IRLCs subsequent to inception are recorded in Other assets or Other liabilities on the Consolidated Balance Sheets, and are based on (i) changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and (ii) changes in the probability when the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time. Forward TBA mortgage-backed securities and forward loan sale commitments are also free standing derivatives carried at fair value with changes recorded in Mortgage banking income in the Consolidated Statements of Income and changes in the fair value subsequent to inception recorded in Other assets or Other liabilities on the Consolidated Balance Sheets. See Note 6 – Derivatives and Note 16 - Fair Value for additional detail.
Loan Commitments and Letters of Credit: Loan commitments and letters of credit are an off-balance sheet item and represent commitments to make loans or lines of credit available to borrowers. The face amount of these commitments represents an exposure to loss, before considering customer collateral or ability to repay. Such commitments are recognized as loans when funded. The Company estimates a reserve for potential losses on unfunded commitments, which is reported separately from the ACL, within Other Liabilities. Changes to the allowance for credit losses on unfunded commitments are recorded in noninterest expense on the income statement. The reserve is based upon the same quantitative and qualitative factors applied to the collectively evaluated loan portfolio. Fees on commitments are typically deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing.
Fair Value Measurements: The Company measures or monitors the fair value of many of its assets and liabilities. Certain assets are measured on a recurring basis, including AFS securities, equity securities, MSR and derivatives. These assets are carried at fair value on the Company’s balance sheets. Additionally, fair value is measured on a non-recurring basis to evaluate assets or liabilities for impairment. Examples include collateral-dependent loans, OREO, and long-lived assets.
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
When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Certain assets and liabilities are not actively traded in observable markets, and the Company must use alternative valuation techniques to derive a fair value measurement.
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
Other Real Estate Owned: OREO consists of real estate taken in foreclosure of defaulted loan balances. These assets are carried at an amount equal to the loan balance prior to foreclosure plus costs incurred for improvements to the property, but no more than the estimated fair value of the property less estimated selling costs. Any valuation adjustments required at the date of transfer are charged to the ACL. Subsequently, unrealized losses and realized gains and losses are included in other noninterest expense. Operating results from OREO are recorded in other noninterest expense.
OREO may also include bank premises no longer utilized in the course of the Company's business (closed branches) that are initially recorded at the lower of carrying value or fair value, less costs to sell. If the fair value of the premises is less than carrying value, a write down is recorded through noninterest expense. Costs to maintain the property are expensed.
Intangible Assets: The Company’s intangible assets consist of goodwill, CDI, customer relationship intangibles and loan servicing rights. Goodwill results from business combinations and represents the difference between the purchase price and the fair value of net assets acquired. Goodwill may be adjusted for up to one year from the acquisition date in the event new information is obtained which, if known at the date of the acquisition, would have impacted the fair value of the acquired assets and liabilities. Goodwill is considered to have an indefinite useful life and is not amortized, but rather tested for impairment annually in the fourth quarter, or more often if circumstances arise that may indicate risk of impairment. If impaired, goodwill is written down with a corresponding impact to noninterest expense.
The Company recognizes CDI that result from either whole bank acquisitions or branch acquisitions. CDI is initially measured at fair value and then amortized over periods ranging from six to ten years generally on an accelerated basis. Customer relationship intangibles are measured at fair value and amortized on a straight-line basis over ten years. The Company evaluates other identifiable intangibles for impairment annually, or more often if circumstances arise that may indicate risk of impairment. If impaired, the intangible asset is written down with a corresponding increase to noninterest expense.
Servicing Rights: In October 2025, the Company acquired MSRs as part of the VBI acquisition. The acquired MSRs were initially recognized at fair value, and the Company elected to subsequently measure these MSRs using the fair value method, with changes in fair value reported in earnings, within Mortgage banking income in the Consolidated Statements of Income, during the period in which they occur. The Company retains the right to service certain residential mortgage loans that it sells to secondary market investors and these MSRs are recognized as a separate asset on the date the corresponding mortgage loan is sold and accounted for using the fair value method. The fair value of MSRs is estimated using a discounted cash flow approach, which incorporates key assumptions such as expected cash flows, prepayment speeds, servicing costs, market discount rates, and other relevant factors.

Servicing rights associated with SBA loan sales are accounted for under the amortization method, with related amortization recognized in noninterest expense. Mortgage and SBA servicing rights are included in Other intangible assets, net. See "Note 8 - Goodwill and Acquired Intangible Assets," for further detail.
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
Other Investments: Included in Other Assets are investments in funds generating affordable housing tax credits, and investments in SBICs, which are privately owned and operated companies licensed by the SBA to invest in small businesses. Investments generating tax credits are accounted for using the proportional amortization method. Under this method, the investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits allocated to the investor. The amortization is recorded in income tax expense within the income statement, which is the location the related tax credits are recorded. SBIC investments are accounted for using the NAV practical expedient as provided in the financial statements received from the SBICs. Prior to the fourth quarter of 2024, SBIC investments were accounted for at cost less impairment, if any. Income from SBIC investments is recognized in Noninterest income.
Seacoast Bank is a member of the FHLB and FRB systems. Members are required to own a certain amount of FHLB and FRB stock-based on the level of borrowings and other factors, and may invest in additional amounts. The FHLB and FRB stock are accounted for at cost less impairment, if any. Both cash and stock dividends are recognized in earnings.
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
•Mortgage Banking Income: The Company recognizes earnings derived from mortgages originated and subsequently sold, generally with servicing retained. The primary components include gains and losses on mortgage sales; servicing revenue; changes in fair value of MSRs; and changes in fair value of IRLCs, forward TBA mortgage-backed securities, and forward loan sale commitments. Refer to "Servicing Rights" and "Derivative Instruments and Hedging Activities" in Note 1 - Significant Accounting Policies, for further discussion.
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
Treasury Stock and Share Repurchases: The Company's repurchases of shares of its common stock are recorded at cost as additional paid-in capital and result in a reduction of shareholders' equity. Activity in treasury stock represents shares traded to offset employee payroll taxes on vested shares. Shares held in treasury are also used for employee share purchases through the Company's ESPP.
Convertible Preferred Stock: On October 1, 2025, the Company issued Series A Non-Voting Preferred Stock and each 1/1,000th of a share of Series A preferred stock is convertible into one share of Seacoast common stock, subject to certain restrictions. Holders of Series A preferred stock are entitled to receive ratable dividends when dividends are concurrently declared and payable on the shares of Seacoast common stock. See "Note 17 - Business Combinations," for further detail.
ASC 480, Distinguishing Liabilities from Equity (ASC 480-10-S99-3A) requires preferred stock that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. The terms of the convertible preferred stock provide for the convertible preferred shares to receive the same form and amount of consideration, if any, as the holders of common stock in the event of a change in control of the Company. No such event is considered probable; however, because the terms may result in settlement in cash or other non-equity consideration upon an event outside of the Company's control, the convertible preferred stock does not meet the criteria for permanent equity classification, and management has determined it should instead be classified outside of permanent equity under ASC 480.
Stock-Based Compensation: For RSAs, which generally vest based on continued service with the Company, the deferred compensation is measured as the fair value of the shares on the date of grant, and the deferred compensation is amortized as salaries and wages expense in accordance with the applicable vesting schedule, generally straight-line over three years. Some award shares vest based upon the Company achieving certain performance goals and the amortization expense recorded within salaries and wages is based on an estimate of the most likely results on a straight line basis. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with market assumptions. The fair value is amortized on a straight-line basis over the vesting period, generally five years. The Company accounts for forfeitures as they occur.
Income Taxes: Deferred tax assets and liabilities are determined based on temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their related tax bases and are measured using the enacted tax rates and laws that are in effect. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTA will not be realized. The effect on DTAs and liabilities of a change in rates is recognized as income or expense in the period in which the change occurs.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of specific categories in the income tax rate reconciliation and requires additional information for reconciling items that meet a quantitative threshold. The standard requires an annual disclosure of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard was adopted by the Company effective January 1, 2025 and the required disclosures are included in “Note 12 - Income Taxes” and the Consolidated Statement of Cash Flows beginning with the Company's Annual Report on this Form 10-K.
Issued Accounting Standards
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
In November 2025, the FASB issued ASU 2025-08, Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 requires that purchased seasoned loans be accounted for using the gross-up approach. The gross-up approach requires recognition of an ACL for the estimate of credit losses at the acquisition date. The ACL is recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods within those annual reporting periods. Early adoption is permitted; however, the Company did not early adopt the standard as of December 31, 2025.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within those annual reporting periods. The Company is evaluating the impact of the changes to its consolidated financial statements and existing disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies interim disclosure requirements and provides a comprehensive list of interim disclosures that are required by GAAP. The ASU also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact of the changes to its consolidated financial statements and existing disclosures.
Note 2 - Earnings Per Share
The Company computes EPS using the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. The Company's Series A Non-Voting Preferred Stock is a participating security. Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted EPS are based on the weighted-average number of common shares outstanding during each period, plus common share equivalents, calculated for share-based awards outstanding using the treasury stock method and preferred shares using the more dilutive of either the two-class or if-converted method.

Options to purchase shares of the Company's common stock totaling 321,102 in 2025, 327,186 in 2024, and 344,230 in 2023, were anti-dilutive.

	For the Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Basic EPS
Net income	$144,878	$120,986	$104,033
Less preferred stock dividends	(2,138)	—	—
Net income available to common shareholders	142,740	120,986	104,033
Less allocation of earnings to preferred stock	(2,434)	—	—
Net income available to common shareholders after allocation of earnings to preferred stock	$140,306	$120,986	$104,033
Average common shares outstanding	88,276	84,367	83,800
Net income per share	$1.59	$1.43	$1.24

Diluted EPS
Net income	$144,878	$120,986	$104,033
Less preferred stock dividends	(2,138)	—	—
Net income available to common shareholders	142,740	120,986	104,033
Less allocation of earnings to preferred stock	(2,411)	—	—
Net income available to common shareholders after allocation of earnings to preferred stock	$140,329	$120,986	$104,033
Average common shares outstanding	88,276	84,367	83,800
Add: Dilutive effect of employee restricted stock and stock options	830	673	529
Average diluted shares outstanding	89,106	85,040	84,329
Net income per share	$1.57	$1.42	$1.23

Note 3 - Securities
The amortized cost, gross unrealized gains and losses and fair value of debt securities AFS and HTM at December 31, 2025 and December 31, 2024 are summarized as follows:

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$54,831	$365	$(451)	$54,745
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	3,681,499	41,388	(135,388)	3,587,499
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	395,165	4,636	(5,928)	393,873
Private mortgage-backed securities and collateralized mortgage obligations	131,846	561	(5,010)	127,397
CLOs	423,864	636	(512)	423,988
Obligations of state and political subdivisions	336,417	651	(2,520)	334,548
Other debt securities	242,672	421	(576)	242,517
Totals	$5,266,294	$48,658	$(150,385)	$5,164,567
HTM Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$498,931	$—	$(90,696)	$408,235
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	87,247	—	(5,922)	81,325
Totals	$586,178	$—	$(96,618)	$489,560

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$28,233	$29	$(522)	$27,740
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,777,274	1,237	(190,536)	1,587,975
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	206,537	1,195	(10,283)	197,449
Private mortgage-backed securities and collateralized mortgage obligations	129,475	149	(8,382)	121,242
CLOs	278,342	788	(166)	278,964
Obligations of state and political subdivisions	7,139	—	(1,449)	5,690
Other debt securities	7,389	94	—	7,483
Totals	$2,434,389	$3,492	$(211,338)	$2,226,543
HTM Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$546,444	$—	$(117,620)	$428,824
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	88,742	—	(9,972)	78,770
Totals	$635,186	$—	$(127,592)	$507,594
During the year ended December 31, 2025, debt securities with a fair value of $1.8 billion assumed in bank acquisitions were sold. No gain or loss was recognized on these sales. During the year ended December 31, 2025, there were $19.8 million in other sales of securities, with gross losses of $1.0 million. During the year ended December 31, 2024, debt securities with a fair value of $217.0 million were sold, with gross losses of $12.0 million. During the year ended December 31, 2023, debt securities with a fair value of $22.1 million obtained in the acquisition of Professional were sold, with no corresponding gain or loss on sale recognized. During the year ended December 31, 2023, there were $91.3 million in other sales of securities, with gross gains of $25 thousand and gross losses of $3.0 million. Also included in “Securities losses, net” is an increase of $0.4 million in 2025, a decrease of $0.1 million in 2024, and an increase of $42 thousand in 2023, in the value of investments in mutual funds that invest in CRA-qualified debt securities.
At December 31, 2025, debt securities with a fair value of $1.8 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities HTM and AFS at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$7,571	$7,584
Due after one year through five years	—	—	9,888	9,887
Due after five years through ten years	—	—	36,407	35,602
Due after ten years	—	—	337,382	336,220
	$—	$—	$391,248	$389,293

Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$498,931	$408,235	$3,681,499	$3,587,499
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	87,247	81,325	395,165	393,873
Private mortgage-backed securities and collateralized mortgage obligations	—	—	131,846	127,397
CLOs	—	—	423,864	423,988
Other debt securities	—	—	242,672	242,517
Totals	$586,178	$489,560	$5,266,294	$5,164,567
The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, or using observable market data. The tables below indicate the fair value of AFS debt securities with unrealized losses for which no ACL has been recorded.

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$21,846	$(31)	$13,932	$(420)	$35,778	$(451)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	378,739	(1,625)	730,551	(133,763)	1,109,290	(135,388)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	90,765	(61)	95,090	(5,867)	185,855	(5,928)
Private mortgage-backed securities and collateralized mortgage obligations	969	(1)	76,829	(5,009)	77,798	(5,010)
CLOs	211,052	(320)	38,882	(192)	249,934	(512)
Obligations of state and political subdivisions	244,168	(1,445)	5,730	(1,075)	249,898	(2,520)
Other debt securities	132,345	(576)	—	—	132,345	(576)
Totals	$1,079,884	$(4,059)	$961,014	$(146,326)	$2,040,898	$(150,385)
[1]Comprised of 383 individual securities

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$4,825	$(13)	$18,060	$(509)	$22,885	$(522)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	648,967	(7,578)	739,363	(182,958)	1,388,330	(190,536)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	13,200	(222)	107,041	(10,061)	120,241	(10,283)
Private mortgage-backed securities and collateralized mortgage obligations	7,178	(16)	101,242	(8,366)	108,420	(8,382)
CLOs	43,410	(152)	7,596	(14)	51,006	(166)
Obligations of state and political subdivisions	319	(15)	5,371	(1,434)	5,690	(1,449)
Totals	$717,899	$(7,996)	$978,673	$(203,342)	$1,696,572	$(211,338)
[1]Comprised of 377 individual securities
At December 31, 2025, the Company had unrealized losses of $0.5 million on U.S. Treasury securities and obligations of U.S. government agencies having a fair value of $35.8 million. These securities are either explicitly or implicitly guaranteed by the full faith and credit of the U.S. government. The Company does not expect individual securities issued by the U.S. Treasury, a U.S. agency, or a sponsored U.S. agency to incur future losses of principal. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2025, no ACL has been recorded.
At December 31, 2025, the Company had unrealized losses of $141.3 million on commercial and residential mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $1.3 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2025, no ACL has been recorded.
At December 31, 2025, the Company had $5.0 million of unrealized losses on private label residential mortgage-backed securities and collateralized mortgage obligations having a fair value of $77.8 million. The securities have weighted-average credit support of 22%. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2025, no ACL has been recorded.
At December 31, 2025, the Company had $0.5 million of unrealized losses in floating rate CLOs having a fair value of $249.9 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of December 31, 2025, all positions held by the Company are in AAA and AA tranches, with weighted-average credit support of 38% and 24%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at December 31, 2025, no ACL has been recorded.
At December 31, 2025, the Company had $2.5 million of unrealized losses on municipal securities having a fair value of $249.9 million. These securities are highly rated issuances of state or local municipalities, all of which are continuing to make timely contractual payments. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. As a result, as of December 31, 2025, no ACL has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if a default were to occur. As a result, as of December 31, 2025, no ACL has been recorded. The Company has the intent and ability to hold these securities until maturity.
Included in Other assets at December 31, 2025 and December 31, 2024, is $135.6 million and $77.3 million, respectively, of FHLB and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $24.5 million and $1.0 million, respectively, at December 31, 2025, and $9.2 million and $1.0 million, respectively, at December 31, 2024, is included in Other assets. Also included in Other assets are investments in CRA-qualified mutual funds carried at fair value of $13.9 million and $13.5 million at December 31, 2025 and December 31, 2024, respectively.

Note 4 - Loans
The following tables present net loan balances by segment for portfolio loans, PCD loans, and loans purchased which are not considered purchase credit deteriorated (“Non-PCD”) as of:

	December 31, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$579,141	$141,326	$3,463	$723,930
CRE - owner occupied	1,505,798	509,118	28,709	2,043,625
CRE - non-owner occupied	2,911,189	1,193,351	150,452	4,254,992
Residential real estate	2,101,868	963,836	33,155	3,098,859
Commercial and financial	1,828,038	476,130	16,821	2,320,989
Consumer	141,768	43,321	500	185,589
Totals	$9,067,802	$3,327,082	$233,100	$12,627,984

	December 31, 2024
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$568,148	$79,370	$535	$648,053
CRE - owner occupied	1,177,538	477,459	31,632	1,686,629
CRE - non-owner occupied	2,243,056	1,156,849	103,903	3,503,808
Residential real estate	1,882,955	719,589	14,241	2,616,785
Commercial and financial	1,424,689	199,146	27,519	1,651,354
Consumer	155,786	37,282	253	193,321
Totals	$7,452,172	$2,669,695	$178,083	$10,299,950
The amortized cost basis of loans included net deferred costs of $46.3 million and $43.9 million at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025, the remaining fair value adjustments on acquired loans was a discount of $150.0 million, or 4.0% of the outstanding acquired loan balances, compared to $128.1 million, or 4.3% of the acquired loan balances at December 31, 2024. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.

Accrued interest receivable is included within Other Assets and was $45.7 million and $38.1 million at December 31, 2025 and 2024, respectively.
Loans to directors and executive officers totaled $3.0 million and $1.4 million at December 31, 2025 and 2024, respectively.

The following tables present the status of net loan balances as of December 31, 2025 and December 31, 2024.

	December 31, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$577,467	$60	$—	$—	$1,614	$579,141
CRE - owner occupied	1,489,257	2,313	—	—	14,228	1,505,798
CRE - non-owner occupied	2,908,789	1,735	271	—	394	2,911,189
Residential real estate	2,091,065	4,618	364	—	5,821	2,101,868
Commercial and financial	1,807,012	11,518	19	—	9,489	1,828,038
Consumer	140,679	454	28	—	607	141,768
Total Portfolio Loans	$9,014,269	$20,698	$682	$—	$32,153	$9,067,802

Acquired Non-PCD Loans
Construction and land development	$140,286	$—	$—	$—	$1,040	$141,326
CRE - owner occupied	504,275	204	39	—	4,600	509,118
CRE - non-owner occupied	1,187,231	151	—	—	5,969	1,193,351
Residential real estate	954,820	3,609	195	124	5,088	963,836
Commercial and financial	470,768	50	4,785	—	527	476,130
Consumer	41,103	37	—	—	2,181	43,321
Total Acquired Non-PCD Loans	$3,298,483	$4,051	$5,019	$124	$19,405	$3,327,082

PCD Loans
Construction and land development	$98	$—	$—	$—	$3,365	$3,463
CRE - owner occupied	26,652	—	219	—	1,838	28,709
CRE - non-owner occupied	137,051	389	—	—	13,012	150,452
Residential real estate	30,018	993	833	118	1,193	33,155
Commercial and financial	15,786	—	—	—	1,035	16,821
Consumer	468	30	2	—	—	500
Total PCD Loans	$210,073	$1,412	$1,054	$118	$20,443	$233,100

Total Loans	$12,522,825	$26,161	$6,755	$242	$72,001	$12,627,984

	December 31, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$567,896	$127	$—	$—	$125	$568,148
CRE - owner occupied	1,172,287	3,083	—	—	2,168	1,177,538
CRE - non-owner occupied	2,225,216	833	—	—	17,007	2,243,056
Residential real estate	1,866,295	5,466	450	—	10,744	1,882,955
Commercial and financial	1,411,623	1,075	106	—	11,885	1,424,689
Consumer	152,129	331	5	—	3,321	155,786
Total Portfolio Loans	$7,395,446	$10,915	$561	$—	$45,250	$7,452,172

Acquired Non-PCD Loans
Construction and land development	$78,728	$8	$99	$—	$535	$79,370
CRE - owner occupied	473,118	2,414	—	—	1,927	477,459
CRE - non-owner occupied	1,151,541	148	—	—	5,160	1,156,849
Residential real estate	706,566	1,064	131	—	11,828	719,589
Commercial and financial	195,853	—	—	35	3,258	199,146
Consumer	32,375	11	1	—	4,895	37,282
Total Acquired Non-PCD Loans	$2,638,181	$3,645	$231	$35	$27,603	$2,669,695

PCD Loans
Construction and land development	$43	$—	$—	$—	$492	$535
CRE - owner occupied	26,987	—	—	—	4,645	31,632
CRE - non-owner occupied	96,188	—	—	—	7,715	103,903
Residential real estate	12,752	—	—	167	1,322	14,241
Commercial and financial	22,153	—	—	—	5,366	27,519
Consumer	200	—	—	—	53	253
Total PCD Loans	$158,323	$—	$—	$167	$19,593	$178,083

Total Loans	$10,191,950	$14,560	$792	$202	$92,446	$10,299,950

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is paid down to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized interest income of $4.0 million, $1.3 million, and $0.5 million on nonaccrual loans during the years ended December 31, 2025, 2024, and 2023, respectively.
The following tables present net loans on nonaccrual status as of:

	December 31, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$4,207	$1,812	$6,019
CRE - owner occupied	15,546	5,120	20,666
CRE - non-owner occupied	18,202	1,173	19,375
Residential real estate	1,448	10,654	12,102
Commercial and financial	3,842	7,209	11,051
Consumer	—	2,788	2,788
Totals	$43,245	$28,756	$72,001

	December 31, 2024
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$492	$660	$1,152
CRE - owner occupied	2,622	6,118	8,740
CRE - non-owner occupied	29,449	433	29,882
Residential real estate	6,462	17,432	23,894
Commercial and financial	2,703	17,806	20,509
Consumer	2,416	5,853	8,269
Totals	$44,144	$48,302	$92,446

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

The following tables present the risk rating of loans and gross charge-offs by year of origination as of:

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Construction and Land Development
Risk Ratings:
Pass	$121,237	$332,530	$57,222	$41,967	$38,085	$31,055	$87,508	$—	$709,604
Special Mention	—	—	—	—	4,914	348	—	—	5,262
Substandard	999	—	3,819	2,095	—	965	1,186	—	9,064
Doubtful	—	—	—	—	—	—	—	—	—
Total	$122,236	$332,530	$61,041	$44,062	$42,999	$32,368	$88,694	$—	$723,930
Gross Charge-Offs	$—	$—	$115	$—	$24	$17	$—	$—	$156
CRE - owner occupied
Risk Ratings:
Pass	$405,841	$180,447	$156,256	$235,989	$241,758	$703,744	$29,882	$—	$1,953,917
Special Mention	—	7,380	2,816	966	5,319	12,838	398	—	29,717
Substandard	—	3,464	11,342	17,878	2,194	25,038	75	—	59,991
Doubtful	—	—	—	—	—	—	—	—	—
Total	$405,841	$191,291	$170,414	$254,833	$249,271	$741,620	$30,355	$—	$2,043,625
Gross Charge-Offs	$—	$—	$—	$238	$—	$490	$—	$—	$728
CRE - non-owner occupied
Risk Ratings:
Pass	$704,003	$538,748	$318,106	$848,500	$552,105	$1,084,106	$31,102	$—	$4,076,670
Special Mention	—	22	8,984	44,738	9,781	42,347	—	—	105,872
Substandard	—	—	—	39,559	9,061	23,830	—	—	72,450
Doubtful	—	—	—	—	—	—	—	—	—
Total	$704,003	$538,770	$327,090	$932,797	$570,947	$1,150,283	$31,102	$—	$4,254,992
Gross Charge-Offs	$—	$—	$—	$—	$—	$420	$—	$—	$420
Residential real estate
Risk Ratings:
Pass	$272,509	$196,766	$185,686	$476,581	$610,708	$569,549	$662,764	$96,123	$3,070,686
Special Mention	—	476	78	1,527	—	663	5,068	174	7,986
Substandard	—	318	113	2,120	5,079	6,630	4,810	1,117	20,187
Doubtful	—	—	—	—	—	—	—	—	—
Total	$272,509	$197,560	$185,877	$480,228	$615,787	$576,842	$672,642	$97,414	$3,098,859
Gross Charge-Offs	$—	$—	$—	$145	$210	$36	$19	$—	$410

Commercial and financial
Risk Ratings:
Pass	$582,118	$414,134	$151,321	$252,087	$215,002	$167,651	$495,663	$—	$2,277,976
Special Mention	—	1,286	110	584	2,229	6,312	3,570	—	14,091

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Substandard	—	716	2,944	5,067	6,538	6,211	6,850	—	28,326
Doubtful	—	—	—	—	596	—	—	—	596
Total	$582,118	$416,136	$154,375	$257,738	$224,365	$180,174	$506,083	$—	$2,320,989
Gross Charge-Offs	$—	$—	$85	$2,075	$1,231	$9,637	$2,493	$—	$15,521
Consumer
Risk Ratings:
Pass	$16,392	$13,716	$9,603	$19,441	$15,123	$36,026	$72,246	$—	$182,547
Special Mention	15	33	—	2	—	12	168	—	230
Substandard	4	13	23	2,261	—	461	50	—	2,812
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,411	$13,762	$9,626	$21,704	$15,123	$36,499	$72,464	$—	$185,589
Gross Charge-Offs	$842	$201	$62	$1,294	$108	$42	$238	$—	$2,787
Consolidated
Total	$2,103,118	$1,690,049	$908,423	$1,991,362	$1,718,492	$2,717,786	$1,401,340	$97,414	$12,627,984
Gross Charge-Offs	$842	$201	$262	$3,752	$1,573	$10,642	$2,750	$—	$20,022

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Construction and Land Development
Risk Ratings:
Pass	$113,993	$160,801	$161,122	$39,276	$8,547	$36,342	$126,659	$—	$646,740
Special Mention	—	—	—	—	—	75	—	—	75
Substandard	—	—	183	90	—	965	—	—	1,238
Doubtful	—	—	—	—	—	—	—	—	—
Total	$113,993	$160,801	$161,305	$39,366	$8,547	$37,382	$126,659	$—	$648,053
Gross Charge-Offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
CRE - owner occupied
Risk Ratings:
Pass	$184,312	$139,197	$260,266	$257,711	$153,702	$628,391	$20,674	$—	$1,644,253
Special Mention	—	—	4,975	2,344	2,418	7,965	1	—	17,703
Substandard	89	1,061	2,821	377	5,870	14,106	349	—	24,673
Doubtful	—	—	—	—	—	—	—	—	—
Total	$184,401	$140,258	$268,062	$260,432	$161,990	$650,462	$21,024	$—	$1,686,629
Gross Charge-Offs	$—	$—	$179	$—	$—	$162	$—	$—	$341

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
CRE - non-owner occupied
Risk Ratings:
Pass	$495,361	$236,306	$820,739	$581,892	$237,777	$1,012,209	$24,752	$—	$3,409,036
Special Mention	27	—	4,773	1,269	5,265	25,245	—	—	36,579
Substandard	—	—	10,462	10,684	16,437	20,610	—	—	58,193
Doubtful	—	—	—	—	—	—	—	—	—
Total	$495,388	$236,306	$835,974	$593,845	$259,479	$1,058,064	$24,752	$—	$3,503,808
Gross Charge-Offs	$—	$—	$—	$—	$89	$1,396	$—	$—	$1,485
Residential real estate
Risk Ratings:
Pass	$93,644	$146,836	$469,071	$630,378	$152,116	$483,150	$517,136	$96,256	$2,588,587
Special Mention	—	—	—	—	—	164	3,434	22	3,620
Substandard	149	—	4,706	1,212	83	6,767	9,440	2,221	24,578
Doubtful	—	—	—	—	—	—	—	—	—
Total	$93,793	$146,836	$473,777	$631,590	$152,199	$490,081	$530,010	$98,499	$2,616,785
Gross Charge-Offs	$—	$—	$—	$—	$40	$62	$32	$—	$134
Commercial and financial
Risk Ratings:
Pass	$373,569	$180,423	$253,120	$232,427	$82,964	$117,276	$362,701	$—	$1,602,480
Special Mention	—	382	755	2,839	232	1,904	2,163	—	8,275
Substandard	—	115	8,547	9,810	6,147	10,604	5,376	—	40,599
Doubtful	—	—	—	—	—	—	—	—	—
Total	$373,569	$180,920	$262,422	$245,076	$89,343	$129,784	$370,240	$—	$1,651,354
Gross Charge-Offs	$—	$—	$2,762	$10,669	$—	$3,111	$1,074	$—	$17,616
Consumer
Risk Ratings:
Pass	$14,627	$14,049	$26,332	$20,721	$11,682	$30,022	$67,562	$—	$184,995
Special Mention	—	5	1	—	—	—	54	—	60
Substandard	75	25	4,953	40	2,435	737	1	—	8,266
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,702	$14,079	$31,286	$20,761	$14,117	$30,759	$67,617	$—	$193,321
Gross Charge-Offs	$789	$457	$5,471	$4,828	$255	$221	$267	$—	$12,288
Consolidated
Total	$1,275,846	$879,200	$2,032,826	$1,791,070	$685,675	$2,396,532	$1,140,302	$98,499	$10,299,950
Gross Charge-Offs	$789	$457	$8,412	$15,497	$384	$4,953	$1,373	$—	$31,865

Troubled Borrower Modifications
The following tables present the amortized cost of TBM loans that were modified during the years ended December 31, 2025, 2024, and 2023.

	December 31, 2025
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total[1]	% of Total Class of Loans
Construction and land development	$—	$2,977	$2,977	0.41%
CRE - owner occupied	$56	$261	$317	0.02%
CRE - non-owner occupied	—	2,612	2,612	0.06
Residential real estate	—	295	295	0.01
Commercial and financial	65	3,995	4,060	0.17
Consumer	—	3	3	—
Totals	$121	$10,143	$10,264	0.08%
1At December 31, 2025, there were $0.5 million in unfunded lending related commitments associated with TBMs.

	December 31, 2024
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay[1]	Total[1]	% of Total Class of Loans
Construction and land development	$—	$115	$115	0.02%
CRE - owner occupied	2,945	—	2,945	0.17
CRE - non-owner occupied	174	—	174	—
Residential real estate	112	360	472	0.02
Commercial and financial	2,450	1,820	4,270	0.26
Consumer[2]	—	71	71	0.04
Totals	$5,681	$2,366	$8,047	0.08%
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

The following tables present the payment status of TBM loans that were modified in the twelve months prior to December 31, 2025, the twelve months prior to December 31, 2024, and the twelve months prior to December 31, 2023.

	December 31, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Construction and land development	$2,977	$—	$—	$—	$—	$2,977
CRE - owner occupied	$317	$—	$—	$—	$—	$317
CRE - non-owner occupied	—	—	—	—	2,612	2,612
Residential real estate	114	—	—	—	181	295
Commercial and financial	3,243	—	—	—	817	4,060
Consumer	—	—	—	—	3	3
Totals	$6,651	$—	$—	$—	$3,613	$10,264

	December 31, 2024
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Construction and land development	$115	$—	$—	$—	$—	$115
CRE - owner occupied	$—	$—	$—	$—	$2,945	$2,945
CRE - non-owner occupied	$—	$—	$—	$—	$174	$174
Residential real estate	$142	$—	$—	$—	$330	$472
Commercial and financial	1,878	—	—	—	2,393	4,271
Consumer[1]	—	—	—	—	71	71
Totals	$2,134	$—	$—	$—	$5,913	$8,047
[1]Excludes $0.8 million of consumer TBMs held for sale, with term extensions and/or payment delays.

	December 31, 2023
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Residential real estate	$596	$—	$—	$—	$222	$818
Commercial and financial	244	—	—	—	12,467	12,711
Consumer	3,166	211	156	143	312	3,988
Totals	$4,006	$211	$156	$143	$13,001	$17,517
TBM loans that experienced a payment default during the years ending December 31, 2025, December 31, 2024, and December 31, 2023 and that were modified in the 12 months preceding the default were immaterial as of December 31, 2025, December 31, 2024, and December 31, 2023 respectively.

Note 5 - Allowance for Credit Losses
Activity in the ACL is summarized as follows:

	For the Year Ended December 31, 2025
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$7,252	$46	$2,583	$(156)	$15	$9,740
CRE - owner occupied	11,825	190	5,137	(728)	104	16,528
CRE - non-owner occupied	43,866	1,477	8,727	(420)	2,493	56,143
Residential real estate	39,168	743	11,583	(410)	213	51,297
Commercial and financial	27,533	639	22,639	(15,521)	2,653	37,943
Consumer	8,411	37	591	(2,787)	900	7,152
Total	$138,055	$3,132	$51,260	$(20,022)	$6,378	$178,803

	For the Year Ended December 31, 2024
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$8,637	$(1,404)	$(1)	$20	$7,252
CRE - owner occupied	5,529	6,629	(341)	8	11,825
CRE - non-owner occupied	48,288	(3,096)	(1,485)	159	43,866
Residential real estate	39,016	(150)	(134)	436	39,168
Commercial and financial	34,343	7,789	(17,616)	3,017	27,533
Consumer	13,118	6,490	(12,288)	1,091	8,411
Total	$148,931	$16,258	$(31,865)	$4,731	$138,055

	For the Year Ended December 31, 2023
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired During the Period	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,464	$5	$2,160	$—	$8	$8,637
CRE - owner occupied	6,051	139	(663)	—	2	5,529
CRE - non-owner occupied	43,258	647	4,315	(120)	188	48,288
Residential real estate	29,605	400	8,858	(356)	509	39,016
Commercial and financial	15,648	17,527	17,644	(18,565)	2,089	34,343
Consumer	12,869	161	5,204	(5,754)	638	13,118
Total	$113,895	$18,879	$37,518	$(24,795)	$3,434	$148,931
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
As of December 31, 2025 and December 31, 2024, the Company utilized a multiple scenario model comprised of a blend of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the scenarios, including continued actions taken by the Federal Reserve regarding monetary policy and changes in interest rates and the potential impact of those actions. Outcomes could differ from the scenarios utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.
The following section discusses changes in the level of the ACL for the year ended December 31, 2025.
The allowance increased $40.7 million, or 29.5%, during 2025 to $178.8 million, or 1.42%, of loans held for investment as of December 31, 2025. The acquisition of VBI on October 1, 2025, added approximately $1.2 billion in loans and provision expense of $22.7 million for the non-PCD loans acquired from VBI, contributing to the increase in allowance in each segment.
In the Construction and land development segment, the increase in the allowance is primarily due to an increase in outstanding loan balances. In this segment, the primary source of repayment typically stems from proceeds of the sale or permanent financing of the underlying property. Therefore, industry, collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the CRE - owner-occupied segment, the allowance increased due to an increase in loan balances and additional credit and integration risk associated with acquired loan balances. Risk characteristics include, but are not limited to, collateral type, note structure, and loan seasoning.
In the CRE - Non-owner occupied segment, the allowance increase is driven by an increase in loan balances and additional credit and integration risk associated with acquired loan balances. Repayment is often dependent upon rental income from the successful operation of the underlying property or from the sale of the property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.
The Residential real estate segment includes residential mortgage, home equity loans and HELOCs. The increase in the allowance is primarily due to an increase in loans due to the VBI acquisition. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, LTV ratios, and loan seasoning.
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
Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, LTV ratios, loan seasoning, and FICO scores. The decrease in allowance for consumer loans was driven by a decrease in loan balances, including the continued decline in loan balances associated with a portfolio of acquired unsecured loans.
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
Interest Rate Cap Designated as Cash Flow Hedges
The Company has entered into interest rate caps to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During 2025, the Company entered into three interest rate caps, each with a notional amount of $100.0 million, maturing in November 2030 and December 2030. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in Other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. For the year ended December 31, 2025, the Company recognized $0.3 million through Other comprehensive income, and reclassified $0.1 million out of AOCI and into Interest Income. Over the next twelve months the Company expects to reclassify $0.6 million from AOCI into Interest Income related to these agreements.

Interest Rate Swaps Designated as Fair Value Hedges
The Company periodically enters into interest rate swap contracts to hedge the risk of changes in fair value of the AFS securities portfolio due to changes in SOFR. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in other comprehensive income. These derivative instruments are primarily for risk management purposes. There were no securities fair value hedges at December 31, 2025. For the year ended December 31, 2025, the Company recognized, through other comprehensive income, net losses of $0.4 million, and reclassified net losses of $0.5 million out of accumulated other comprehensive income into interest income. For the year ended December 31, 2024, the Company recognized net losses through other comprehensive income of $2.7 million and reclassified net gains of $0.4 million out of accumulated other comprehensive income into interest income.

The Company has entered into interest rate swap contracts to hedge the risk of changes in the fair value of a pool of residential mortgages due to changes in SOFR. These fair value hedges utilize the portfolio layer method. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in interest income. These derivative instruments are primarily for risk management purposes. For the years ended December 31, 2025 and December 31, 2024, the Company recognized gains through interest income of $0.9 million and $2.3 million, respectively.
Interest Rate Lock Commitment, Forward TBA Mortgage-Backed Securities, and Forward Loan Sale Commitment
The Company enters into commitments to originate mortgage loans in which the interest rate on the loan is determined prior to funding IRLCs, forward loan sale commitments for the future delivery of these mortgage loans for sale on the secondary market, and forward TBA mortgage-backed securities, which are classified as freestanding derivatives. For the year ended December 31, 2025, the Company recognized a loss of $0.1 million in Mortgage banking income in the Consolidated Statements of Income, related to these non-hedging derivative financial instruments.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2025
Interest rate contracts[1]	$1,152,442	$25,009	Other assets and Other liabilities
Residential mortgage fair value hedges	400,000	380	Other liabilities
Interest rate caps cash flow hedges	300,000	3,064	Other assets
IRLC	5,106	495	Other assets
Forward TBA mortgage-backed securities	5,122	94	Other liabilities
Forward loan sale commitment	285	51	Other assets

December 31, 2024
Interest rate contracts[1]	$910,640	$28,184	Other assets and Other liabilities
Securities fair value hedges	400,000	436	Other assets
Residential mortgage fair value hedges	400,000	121	Other assets and Other liabilities
[1]Interest rate contracts include risk participation agreements with notional amounts of $65.3 million and $28.9 million at December 31, 2025, and December 31, 2024, respectively with nominal fair value in both periods.

The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items at December 31,		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items at December 31,
(In thousands)	2025	2024	2025	2024
Securities AFS[1]	$—	$460,126	$—	$35
Loans, net[2]	1,043,345	596,632	559	283
1At December 31, 2024, the amortized cost basis and unallocated basis adjustments used in hedging relationships was $553.8 million. Refer to "Note 3 - Securities" for a reconciliation of the amortized cost and fair value of AFS securities.

[2]These amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At each of December 31, 2025 and December 31, 2024, the portfolio layer method was $400 million, of which $400 million was designated as hedged.

Note 7 - Bank Premises and Equipment
Bank premises and equipment consisted of the following:

(In thousands)	Cost	Accumulated Depreciation & Amortization	Net Carrying Value
December 31, 2025
Premises (including land of $40,601)	$186,135	$(45,478)	$140,657
Furniture and equipment	58,093	(38,611)	19,482
Total	$244,228	$(84,089)	$160,139

December 31, 2024
Premises (including land of $35,167)	$135,362	$(40,235)	$95,127
Furniture and equipment	47,024	(34,596)	12,428
Total	$182,386	$(74,831)	$107,555
Note 8 - Goodwill and Acquired Intangible Assets
The following table presents changes in the carrying amount of goodwill:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning of year	$732,417	$732,417	$480,319
Changes from business combinations	302,318	—	252,098
Total	$1,034,735	$732,417	$732,417

The Company performs an analysis for goodwill impairment annually in the fourth quarter or more frequently as considered necessary. The Company performed a qualitative goodwill assessment in the fourth quarter of 2025, and concluded that a quantitative goodwill impairment test was not necessary as it was not more likely-than-not that the fair value of the Company’s reporting unit was below the carrying amount. Based on the analyses performed, the Company concluded that goodwill was not impaired during the periods presented.
Acquired intangible assets primarily consist of CDI, which are intangible assets arising from the purchase of deposits separately or from bank acquisitions. Refer to Note 17 - Business Combinations for additional details related to goodwill, CDI, and other intangibles related to bank acquisitions.

The change in balance for CDI is as follows:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning of year	$68,074	$91,702	$71,285
Acquired CDI, including measurement period adjustments	122,706	—	49,143
Amortization expense	(26,563)	(23,628)	(28,726)
End of year	$164,217	$68,074	$91,702
The gross carrying amount and accumulated amortization of the Company's CDI subject to amortization was as follows:

	December 31, 2025		December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CDI	$243,444	$(79,227)	$125,720	$(57,646)

As of December 31, 2025, estimated annual amortization expense for the Company's CDI in future periods was as follows:

(In thousands)	Amount
2026	$38,634
2027	32,861
2028	26,686
2029	21,097
2030	15,582
Thereafter	29,357
Total	$164,217
The carrying value of servicing rights retained from the sale of the guaranteed portion of SBA loans totaled $1.7 million at December 31, 2025 and 2024.
Mortgage Servicing Rights at Fair Value
Changes in the Company's MSRs measured at fair value, acquired through the acquisition of VBI, were as follows for the year ended December 31, 2025:

For the Year Ended December 31,
(In thousands)	2025
Carrying value at beginning of period	$—
Acquired	28,065
Originated servicing rights capitalized upon sale of loan	463
Change in fair value:
Due to payoffs/paydowns	(555)
Due to change in valuation inputs or assumptions	88
Carrying value at end of period	$28,061

Data and key economic assumptions, as well as the valuation's sensitivity to interest rate fluctuations, related to the Company’s MSRs as of December 31, 2025 were as follows:

December 31,
(In thousands)	2025
Unpaid principal balance	$2,540,798
Prepayment rate assumptions:
Weighted-average	12.74%
Estimated impact on fair value of a 10% increase	$(1,373)
Estimated impact on fair value of a 20% increase	(2,639)
Option-adjusted spread:
Weighted-average	5.50%
Estimated impact on fair value of a 100 basis point increase	$(1,163)
Estimated impact on fair value of a 200 basis point increase	(2,232)
Weighted-average coupon interest rate	4.78%
Weighted-average servicing fee	0.25
Weighted-average remaining maturity (in months)	348

The sensitivity calculations above are hypothetical changes and should not be considered to be predictive of future performance. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change.
Note 9 - Borrowings
A significant portion of the Company's short-term borrowings were comprised of securities sold under agreements to repurchase with overnight maturities:

	For the Year Ended December 31,
(In thousands)	2025	2024
Maximum amount outstanding at any month end	$392,910	$352,272
Weighted-average interest rate at end of year	1.36%	2.66%
Average amount outstanding	$252,168	$269,255
Weighted-average interest rate during the year	2.10%	3.43%
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

	December 31,
(In thousands)	2025	2024
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$512,066	$237,074
At December 31, 2025, in addition to $388.5 million in cash, the Company had $7.6 billion in available borrowing capacity, including $3.4 billion in available collateralized lines of credit, $3.8 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $348.0 million. The secured lines of credit totaling $3.4 billion, included lendable collateral of $2.3 billion and $1.1 billion at the Federal Reserve and the FHLB, respectively. Of the $1.1 billion at the FHLB, $835.0 million was outstanding at December 31, 2025. During 2025, the average interest rate on FHLB borrowings was 4.27% and the weighted-average interest rate on balances outstanding at December 31, 2025 was 3.82%.

At December 31, 2024, in addition to $476.6 million in cash, the Company had $5.6 billion in available borrowing capacity, including $4.0 billion in available collateralized lines of credit, $1.3 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $348.0 million. The secured lines of credit totaling $4.0 billion, included lendable collateral of $2.6 billion and $1.4 billion at the Federal Reserve and the FHLB, respectively. Of the $1.4 billion at the FHLB, $245.0 million was outstanding at December 31, 2024. During 2024, the average interest rate on FHLB borrowings was 4.20% and the weighted-average interest rate on balances outstanding at December 31, 2024 was 4.19%.
The following table details the maturities of our FHLB borrowings at December 31, 2025:

(In thousands)	Contractual Interest Rate	Carrying Value
2026	3.7 - 4.7%	$600,000
2027	3.1 - 4.1%	215,000
2028	N/A	—
2029	3.9%	20,000
Thereafter	N/A	—
Total		$835,000
The following table summarizes the Company's junior subordinated trust preferred debentures and related common equity securities as of December 31, 2025:

(In thousands)
Description	Issuance Date	Acquisition Date[1]	Maturity Date	Junior Subordinated Debt	Trust Preferred Securities	Common Equity Securities	Contractual Interest Rate	Interest Rate at December 31, 2025
SBCF Capital Trust I	3/31/2005	NA	3/31/2035	$20,619	$20,000	$619	3 month SOFR +201bps	5.68%
SBCF Statutory Trust II	12/16/2005	NA	12/16/2035	20,619	20,000	619	3 month SOFR +159bps	5.31%
SBCF Statutory Trust III	6/29/2007	NA	6/15/2037	12,372	12,000	372	3 month SOFR +161bps	5.33%
The BANKshares, Inc. Statutory Trust I	12/19/2002	10/1/2014	12/26/2032	5,155	5,000	155	3 month SOFR +351bps	7.20%
The BANKshares, Inc. Statutory Trust II	3/17/2004	10/1/2014	3/17/2034	4,124	4,000	124	3 month SOFR +305bps	6.76%
The BANKshares, Inc. Capital Trust I	12/15/2005	10/1/2014	12/15/2035	5,155	5,000	155	3 month SOFR +165bps	5.53%
Grand Bank Capital Trust I	10/29/2004	7/17/2015	10/29/2034	7,217	7,000	217	3 month SOFR +198bps	5.93%
				$75,261	$73,000	$2,261
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
The Company has the right to defer payments of interest on the notes at any time or from time to time at the Company's election. Interest can be deferred for a period not longer than five years. If the Company elects to defer interest, it may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2025, 2024 and 2023, all interest payments on trust preferred securities were current.
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
In 2022, the Company acquired $12.3 million in senior notes through a bank acquisition, which bore interest at a fixed rate of 5.50%. On October 30, 2025, this debt was fully redeemed, and the remaining $0.2 million unamortized premium was recorded as an adjustment to Interest Expense.
In 2023, the Company acquired $25.0 million in subordinated debt through a bank acquisition. Contractual interest is paid on a semiannual basis at a fixed interest rate of 3.375% until January 30, 2027, at which point the rate converts to a 3-month SOFR rate plus 203 basis points paid quarterly. At and after January 30, 2027, the notes are redeemable at par. The debt was recorded at fair value, resulting in a $3.9 million discount that is being accreted into interest expense over the remaining term to maturity.
In 2025, the Company assumed a financing obligation through the acquisition of VBI, which is recognized within Long-term debt, net on the Consolidated Balance Sheets. Refer to Note 11 - Lease Commitments for additional details.
Note 10 - Employee Benefits and Stock Compensation
The Company has established a defined contribution plan for eligible employees. The plan allows a participant to defer a portion of their compensation and provides that the Company will match a portion of the deferred compensation. The plan also provides for non-elective and discretionary contributions. All employees who satisfy service eligibility requirements may participate in the plan. The plan matches 50% of each employee’s elective deferral amount, up to a 4% max. The Company's contributions to this plan charged to expense were $5.4 million in 2025, $5.2 million in 2024, and $4.8 million in 2023.
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

The impact of share-based compensation on the Company’s financial results is presented below:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Share-based compensation expense[1]	$15,742	$13,744	$13,440
Income tax benefit	$(3,990)	$(3,483)	$(3,406)
[1] Excludes $10.3 million in 2023 associated with replacement awards granted in bank acquisitions.
The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2025 is presented below:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
RSAs	$17,401	1.72
RSUs	7,683	2.01
Total	$25,084	1.81
Restricted Stock Awards
RSAs are granted to various employees and vest over time, generally three years. Compensation cost of RSAs is based on the market value of the Company’s common stock at the date of grant and is recognized over the required service period on a straight-line basis. The Company’s accounting policy is to recognize forfeitures as they occur.
A summary of the status of the Company’s non-vested RSAs as of December 31, 2025, and changes during the year then ended, is presented below:

	Restricted Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2025	957,522	$25.47
Granted	612,781	26.36
Forfeited/Canceled	(101,157)	25.02
Vested	(443,601)	26.68
Non-vested at December 31, 2025	1,025,545	$25.52
Information regarding RSAs during each of the following years is presented below:

	For the Year Ended December 31,
	2025	2024	2023
Weighted-average grant date fair value	$26.36	$25.00	$24.57
Fair value of awards vested[1]	$11,835	$9,813	$8,156
[1]Based on grant date fair value, in thousands.

Restricted Stock Units
RSUs allow the grantee to earn 0% - 225% of the target award based on the Company's achievement of performance goals relating to average annual EPS growth and average annual return on average tangible equity relative to a group of peer companies, each measured over a three year period beginning with the year of grant.
A summary of the status of the Company’s non-vested RSUs as of December 31, 2025, and changes during the year then ended, is presented below:

	Restricted Award Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2025	521,526	$26.25
Granted	245,375	26.03
Forfeited/Canceled	(82,238)	29.51
Vested	(76,968)	34.34
Non-vested at December 31, 2025	607,695	$24.70
 Information regarding RSUs during each of the following years is presented below:

	For the Year Ended December 31,
	2025	2024	2023
Weighted-average grant date fair value	$26.03	$25.75	$22.84
Fair value of awards vested[1]	$2,643	$3,030	$1,997
[1]Based on grant date fair value, in thousands.
Stock Options
The fair value of options and warrants granted is estimated on the date of grant using the Black-Scholes options-pricing model. In 2025 and 2023, the Company granted a total of 970 and 501,561 options to purchase shares of Seacoast stock. There were no stock options granted in 2024.

	For the Year Ended December 31,
	2025	2024	2023
Risk-free interest rates	4.36%	N/A	4.25%
Expected dividend yield	3.09%	N/A	2.45%
Expected volatility	65.23%	N/A	64.32%
Expected lives (years)	5.0	N/A	1.8
A summary of the Company’s stock options as of December 31, 2025, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2025	620,642	$22.38
Granted	970	27.79
Exercised	(70,696)	13.41
Expired	(1,590)	19.51
Outstanding and Exercisable at December 31, 2025	549,326	$23.58
Weighted-Average Remaining Contractual Term (Years)	1.85
Aggregate Intrinsic Value (000s)	$4,315

The following table presents information related to stock options during each of the following years:

	For the Year Ended December 31,
	2025	2024	2023
Weighted-average grant date fair value	$27.79	N/A	$12.63
Intrinsic value of stock options exercised (000s)	$1,199	$2,487	$5,969

Supplemental Executive Retirement Plan
The Company sponsors a SERP, which is a non-qualified deferred compensation arrangement that provides the Company's CEO with supplemental retirement benefits. The present value of the accumulated benefit, which is recorded as an accrued liability, was $0.7 million and $0.5 million as of December 31, 2025 and 2024, respectively.
Employee Stock Purchase Plan
The ESPP authorizes the Company to issue up to 800,000 common shares of the Company’s common stock to eligible employees of the Company. These shares may be purchased by employees at a price equal to 95% of the fair market value of the shares on the purchase date. Employee contributions to the ESPP are made through payroll deductions.

	2025	2024	2023
ESPP shares purchased	30,919	32,840	35,630
Weighted-average employee purchase price	$27.23	$24.42	$22.56
Note 11 - Lease Commitments
The Company is the lessee in various noncancellable operating leases for land, buildings, and equipment. Certain leases contain provisions for variable lease payments that are linked to the consumer price index. Lease cost consists of:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Operating lease cost	$12,311	$10,622	$10,667
Variable lease cost	2,504	3,023	2,827
Short-term lease cost	564	556	919
Sublease income	(703)	(574)	(639)
Total lease cost	$14,676	$13,627	$13,774
The following table provides supplemental information related to leases:

	As of and For the Year Ended December 31,
(In thousands, except for weighted-average data)	2025	2024
Operating lease ROUAs	$57,925	$40,935
Operating lease liabilities	62,322	44,717
Cash paid during the year for amounts included in the measurement of operating lease liabilities	11,764	10,600
ROUAs recorded during the year in exchange for new or renewed operating lease obligations	16,540	2,815
ROUAs obtained during the year through bank acquisition	9,906	—
Weighted-average remaining lease term for operating leases	7.3 years	6.4 years
Weighted-average discount rate for operating leases	5.17%	5.10%

The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the lease liability. Maturities of lease liabilities as of December 31, 2025 are as follows:

(In thousands)	Payments Due
2026	$12,712
2027	11,724
2028	10,448
2029	7,936
2030	7,274
Thereafter	17,790
Total undiscounted cash flows	67,884
Less: Net present value adjustment	(5,562)
Total	$62,322

Sale-Leaseback Transaction Accounted for as Financing Obligation
Through the acquisition of VBI, the Company assumed a financing obligation related to branch properties that did not qualify for sale accounting under ASC Topic 842-40, Sale and Leaseback, and recognized the obligation in accordance with ASC 805, Business Combinations. At the date of acquisition, the $17.8 million financing obligation was recorded at fair value, which was $8.3 million higher than the contractual lease amount. The premium is amortized over the 20‑year term, with the resulting accretion recognized within Interest Expense in the Consolidated Statements of Income. At December 31, 2025, the remaining balance, $17.6 million, was reflected within Long-term debt, net on the Consolidated Balance Sheets.

Note 12 - Income Taxes
All of the Company’s Income before income taxes as reported in the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 is attributable to domestic operations. The provision for income taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Current
Federal	$24,460	$19,415	$14,716
State	5,125	5,887	6,061

Deferred
Federal	9,394	8,882	9,524
State	2,649	670	(82)
	$41,628	$34,854	$30,219
The difference between the total expected tax expense (computed by applying the U.S. Federal tax rate of 21% to pretax income) and the reported income tax provision relating to income before income taxes is as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. Federal statutory tax	$39,166	21.0%	$32,727	21.0%	$28,193	21.0%
Increase (decrease) resulting from the effects of:
Tax Credits
LIHTCs[1]	(1,153)	(0.6)	(641)	(0.4)	(402)	(0.3)
Nontaxable or nondeductible items
Tax exempt interest on loans and securities[2]	(2,171)	(1.2)	(852)	(0.5)	(639)	(0.5)
Income from BOLI	(2,594)	(1.4)	(2,108)	(1.3)	(2,217)	(1.7)
Other	2,239	1.3	549	0.3	561	0.5
Federal tax provision	35,487	19.1	29,675	19.1	25,496	19.0
State tax provision, net of federal income tax effect[3]	6,141	3.2	5,179	3.3	4,723	3.5
Provision for income tax expense	$41,628	22.3%	$34,854	22.4%	$30,219	22.5%
[1]Tax credit, net of amortization and other tax benefits.
[2]Tax exempt interest net of interest expense disallowance.
[3]State taxes from Florida made up the majority (greater than 50%) of the tax effect in this category.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's DTAs and liabilities as of:

	December 31,
(In thousands)	2025	2024
ACL	$49,225	$38,093
OREO	198	220
Accrued stock compensation	4,423	4,296
Federal tax loss carryforward	2,075	2,364
State tax loss carryforward	952	1,160
Lease liabilities	15,795	11,334
Net unrealized securities losses	23,795	49,446
Deferred compensation	4,028	3,118
Accrued interest and fee income	24,359	22,244
Other	11,103	4,951
Gross DTAs	135,953	137,226
Less: Valuation allowance	—	—
DTAs net of valuation allowance	135,953	137,226

CDI	(43,517)	(18,040)
Net unrealized derivatives (gains) losses	(78)	9
Premises and equipment	(6,987)	(841)
ROUAs	(14,681)	(10,375)
Other	(4,111)	(4,990)
Gross deferred tax liabilities	(69,374)	(34,237)
Net DTAs	$66,579	$102,989
Included in the table above is the effect of temporary differences associated with the Company's investments in debt securities accounted for under ASC Topic 320, Investments - Debt Securities, for which no deferred tax expense or benefit was recognized. These items are recorded as AOCI in the shareholders' equity section of the consolidated balance sheet. In 2025, net unrealized losses on debt securities of $100.9 million resulted in a DTA of $23.8 million. In 2024, unrealized losses of $207.3 million resulted in a DTA of $49.4 million.
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
Management expects to realize the $66.6 million in net DTAs well in advance of the statutory carryforward period. At December 31, 2025, approximately $2.1 million of DTAs related to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, $1.0 million of the DTAs related to state net operating losses which will expire in annual installments beginning in 2029 through 2034. Remaining DTAs are not related to net operating losses or credits and therefore, have no expiration date.
The Company recognizes interest and penalties, as appropriate, as part of the provisioning for income taxes. No interest or penalties were accrued at December 31, 2025.

The Company has no unrecognized income tax benefits or provisions due to uncertain income tax positions. No federal or state income tax return examinations are currently in process. The following are the major tax jurisdictions in which the Company operates and the earliest tax year, exclusive of the impact of the net operating loss carryforwards, subject to examination:

Jurisdiction	Tax Year
United States of America	2022
Florida	2022
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 capital and CET1 capital to risk-weighted assets and of Tier 1 capital to average assets, all as defined in the regulations.

At December 31, 2025 and 2024, the Company and Seacoast Bank, its wholly-owned banking subsidiary, were both considered “well-capitalized” based on the applicable U.S. regulatory capital ratio requirements as reflected in the table below:

			Minimum to meet “Well Capitalized” Requirements			Minimum for Capital Adequacy Purpose[1]
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Seacoast Banking Corporation of Florida
(Consolidated)

At December 31, 2025:
Total Risk-Based Capital Ratio	$2,246,521	15.89%	N/A		N/A	$1,131,079	≥	8.00%
Tier 1 Capital Ratio	2,047,334	14.48	N/A		N/A	848,309	≥	6.00
CET1 Capital Ratio	1,631,436	11.54	N/A		N/A	636,232	≥	4.50
Leverage Ratio	2,047,334	10.16	N/A		N/A	806,011	≥	4.00
At December 31, 2024:
Total Risk-Based Capital Ratio	$1,785,247	16.18%	N/A		N/A	$882,582	≥	8.00%
Tier 1 Capital Ratio	1,633,819	14.81	N/A		N/A	661,937	≥	6.00
CET1 Capital Ratio	1,561,325	14.15	N/A		N/A	496,453	≥	4.50
Leverage Ratio	1,633,819	11.19	N/A		N/A	584,274	≥	4.00

Seacoast National Bank
(A Wholly Owned Bank Subsidiary)
At December 31, 2025:
Total Risk-Based Capital Ratio	$2,128,607	15.07%	$1,412,323	≥	10.00%	$1,129,858	≥	8.00%
Tier 1 Capital Ratio	1,952,001	13.82	1,129,858	≥	8.00	847,394	≥	6.00
CET1 Capital Ratio	1,951,997	13.82	918,010	≥	6.50	635,545	≥	4.50
Leverage Ratio	1,952,001	9.69	1,006,774	≥	5.00	805,419	≥	4.00
At December 31, 2024:
Total Risk-Based Capital Ratio	$1,685,451	15.30%	$1,101,383	≥	10.00%	$881,106	≥	8.00%
Tier 1 Capital Ratio	1,555,986	14.13	881,106	≥	8.00	660,830	≥	6.00
CET1 Capital Ratio	1,555,980	14.13	715,899	≥	6.50	495,622	≥	4.50
Leverage Ratio	1,555,986	10.66	729,699	≥	5.00	583,760	≥	4.00
[1]Excludes the Basel III capital conservation buffer of 2.5%, which if not exceeded may constrain dividends, equity repurchases and compensation.
N/A - not applicable.

Note 14 - Seacoast Banking Corporation of Florida (Parent Company Only) Financial Information
Balance Sheets

	December 31,
(In thousands)	2025	2024
Assets
Cash	$1,433	$96
Securities purchased under agreement to resell with subsidiary bank, maturing within 30 days	96,859	95,734
Investment in subsidiaries	3,046,818	2,190,338
Other assets	8,216	5,879
	$3,153,326	$2,292,047

Liabilities, Convertible Preferred Stock and Shareholders' Equity
Long-term debt	$95,161	$106,966
Other liabilities	2,482	1,941
Convertible preferred stock	343,125	—
Shareholders' equity	2,712,558	2,183,140
	$3,153,326	$2,292,047
Statements of Income

	Year Ended December 31,
(In thousands)	2025	2024	2023
Income
Interest/other	$2,769	$3,547	$3,573
Dividends from subsidiary Bank	332,203	59,600	40,655
Total income	334,972	63,147	44,228

Interest expense	6,629	7,668	7,408
Other expenses	7,552	779	996
Total expenses	14,181	8,447	8,404

Income before income taxes and equity in undistributed income of subsidiaries	320,791	54,700	35,824
Income tax benefit	(2,396)	(1,029)	(1,015)

Income before equity in undistributed income of subsidiaries	323,187	55,729	36,839
Equity in undistributed income of subsidiaries	(178,309)	65,257	67,194
Net income	$144,878	$120,986	$104,033

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income	$144,878	$120,986	$104,033
Equity in undistributed income of subsidiaries	178,309	(65,257)	(67,194)
Net increase in other assets	(2,283)	(1,042)	(3,029)
Net (decrease) increase in other liabilities	(11,656)	1,056	22,646
Net cash provided by operating activities	309,248	55,743	56,456

Cash flows from investing activities
Net cash from bank acquisitions	(237,721)	—	10,237
Net advances with subsidiary	(1,110)	5,471	270
Net cash (used in) provided by investment activities	(238,831)	5,471	10,507

Cash flows from financing activities
Dividends paid	(67,727)	(61,649)	(60,591)
Stock-based employment benefit plans	(1,353)	945	4,904
Repurchase of common stock	—	(880)	(10,868)
Net cash used in financing activities	(69,080)	(61,584)	(66,555)

Net change in cash	1,337	(370)	408
Cash at beginning of year	96	466	58
Cash at end of year	$1,433	$96	$466

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,753	$5,511	$5,315
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

Unfunded commitments for the Company as of:

	December 31,
(In thousands)	2025	2024
Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$3,478,476	$2,850,271

Standby letters of credit and financial guarantees written:
Secured	53,975	41,546
Unsecured	204	812

Unfunded limited partner equity commitment[1]	$19,141	$25,458
[1] Commitments under the SBIC Act to be used to provide capital to small businesses and entities that provide LIHTCs.
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
Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. These instruments have fixed termination dates and most end without being drawn; therefore, they do not represent a significant liquidity risk. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting these commitments for which collateral is deemed necessary. Collateral held for secured standby letters of credit at December 31, 2025 totaled $60.1 million.

Note 16 - Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at December 31, 2025 and December 31, 2024 included:

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Measurements	Level 1	Level 2	Level 3
At December 31, 2025
Financial Assets
Debt securities AFS[1]	$5,164,567	$200	$5,164,367	$—
Derivative financial instruments[2]	28,620	—	28,125	495
Loans held for sale[2]	16,297	—	16,297	—
OREO[3]	4,250	—	—	4,250
Equity securities[4]	13,923	13,923	—	—
MSR[5]	28,061	—	—	28,061
Financial Liabilities
Derivative financial instruments[2]	$25,483	$—	$25,389	$94

At December 31, 2024
Financial Assets
Debt securities AFS[1]	$2,226,543	$196	$2,226,347	$—
Derivative financial instruments[2]	28,741	—	28,741	—
Loans held for sale[2]	17,277	—	17,277	—
Loans[3]	1,839	—	—	1,839
OREO[3]	6,421	—	—	6,421
Equity securities[4]	13,521	13,521	—	—
Financial Liabilities
Derivative financial instruments[2]	$28,305	$—	$28,305	$—
[1]See “Note 3 - Securities” for further detail of fair value of individual investment categories.
[2]Recurring fair value basis determined using observable market data for level 2 inputs. Level 3 inputs utilize a market approach that incorporates a pull-through rate assumption.
[3]Fair value is measured on a nonrecurring basis.
[4]Investment in shares of mutual funds that invest primarily in CRA-qualified debt securities, reported at fair value in Other Assets. Recurring fair value basis is determined using market quotations with fair value adjustments are recognized in earnings.

[5]Recurring fair value basis determined using unobservable market data. See Note 8 - Goodwill and Acquired Intangible Assets for additional information on assumptions utilized.
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
Derivative financial instruments: The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps and forward TBA mortgage-backed securities is classified as Level 2. The fair values of these instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates and, when appropriate, the current credit worthiness of the counterparties. IRLCs and forward loan sale commitment fair values are estimated based on quoted prices for similar loans in active markets. However, the value is adjusted by a factor which considers the likelihood of a loan in a lock position will ultimately close. This closing ratio is derived from internal data and is adjusted using significant accounting judgment. As such, these derivatives are classified as Level 3 measurements and the Company values these derivatives primarily utilize a market approach that incorporates flow mandatory market pricing, adjusted for expected pull‑through based on historical experience. For IRLCs, the weighted-average pull-through rate was 94% and the weighted-average current reference price was 101.26%. For forward loan sale commitments, the weighted-average pull-through rate was 100% and the weighted-average current reference price was 101.12%.
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale, and the Company believes the fair value is the best indicator of the resolution of these loans. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. Interest income is recorded based on contractual terms of the loan in accordance with Company's policy on loans held for investment.
Loans and OREO: Fair values of collateral-dependent real estate loans and OREO are based on recent real estate appraisals less estimated costs of sale. Evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time, but none were made by management. As such, the fair values of these loans and properties are considered Level 3 in the fair value hierarchy. There were no collateral-dependent loans measured at fair value and therefore no related specific reserves of at December 31, 2025, compared to $3.0 million with a specific reserve of $1.2 million at December 31, 2024.
Mortgage servicing rights: The fair value of these derivatives is based on an income approach. Various unobservable assumptions including expected cash flows, market discount rates, prepayment rates, servicing rights, and other factors are utilized, therefore the valuation of MSRs are classified as Level 3. See "Note 8 - Goodwill and Acquired Intangible Assets" for further detail.
For recurring fair value measurements, transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's monthly and/or quarterly valuation process. During the years ended December 31, 2025 and 2024, there were no such transfers.
The carrying amount and fair value of the Company's other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of December 31, 2025 and December 31, 2024 is as follows:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
At December 31, 2025
Financial Assets
HTM debt securities[1]	$586,178	$—	$489,560	$—
Time deposits with other banks	14,424	—	13,455	—
Loans, net	12,449,181	—	—	12,263,824
Financial Liabilities
Deposits	16,256,343	—	—	16,257,291
FHLB borrowings	835,000	—	833,483	—
Subordinated debt	95,161	—	90,248	—

At December 31, 2024
Financial Assets
HTM debt securities[1]	$635,186	$—	$507,594	$—
Time deposits with other banks	3,215	—	3,194	—
Loans, net	10,160,056	—	—	10,019,964
Financial Liabilities
Deposits	12,242,427	—	—	12,242,205
FHLB borrowings	245,000	—	243,795	—
Long-term debt	106,966	—	95,563	—
[1]See “Note 3 - Securities” for further detail of recurring fair value basis of individual investment categories.

The short maturity of Seacoast’s assets and liabilities results in a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest-bearing deposits with other banks, and securities sold under agreements to repurchase.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31, 2025 and December 31, 2024:
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
Investments at NAV: The Company has equity investments in SBICs accounted for under the fair value practical expedient of NAV totaling $26.4 million at December 31, 2025 and $21.1 million at December 31, 2024, which are not included in the fair value hierarchy. These investments are made primarily through various SBIC funds as a strategy to provide expansion and growth opportunities to small businesses and are subject to various risks, including market, liquidity, and credit risk. SBICs are generally structured to operate for approximately 10 years, and the Company’s investments are not redeemable. Distributions are received through the liquidation of the underlying assets, which is expected to occur over the next 5-10 years. Unfunded commitments related to these investments were $8.7 million at December 31, 2025 and $7.1 million at December 31, 2024.
Deposit liabilities: The fair value of demand deposits, savings accounts, and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.

Note 17 - Business Combinations
Acquisition of Villages Bancorporation, Inc.
On October 1, 2025, the Company completed its acquisition of VBI, adding 19 branches in North Central Florida including The Villages® community. Integration activities, including system conversion, are expected to be finalized in the third quarter of 2026. The Company acquired 100% of the outstanding common stock of VBI. Pursuant to the merger agreement, each share of VBI common stock was converted into the right to receive, at the shareholders' election, (i) $1,000.00 in cash, (ii) 38.5000 shares of Seacoast common stock or (iii) a 25% - 75% combination of cash and common stock, with the final election subject to a proration mechanism such that 25% of VBI shares received the cash consideration and 75% of VBI shares received the stock consideration. In the event any shareholder or shareholder group would have received more than 9.75% of cumulative outstanding Seacoast common stock, non-voting convertible preferred stock was issued in lieu of the excess amount of common shares. The final consideration totaled $829.1 million.

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
[1]Preferred stock is 1/1,000th share for every share of common stock.
The acquisition of VBI will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $280.1 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, CDI, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.

The table below presents the allocation of the purchase consideration.

(In thousands)	October 1, 2025
Assets:
Cash and cash equivalents	$166,758
Investment securities	2,540,434
Loans	1,202,389
Bank premises and equipment	45,942
CDI	110,548
Goodwill	280,087
Other Assets	99,776
Total Assets	$4,445,934

Liabilities:
Deposits	$3,450,869
Securities sold under agreements to repurchase	105,064
Other Liabilities	60,856
Total Liabilities	$3,616,789

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	October 1, 2025
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$102,067	$98,849
CRE - owner occupied	93,284	90,147
CRE - non-owner occupied	361,699	335,761
Residential real estate	365,935	349,786
Commercial and financial	335,831	322,627
Consumer	5,332	5,219
Total acquired loans	$1,264,148	$1,202,389

The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	October 1, 2025
Book balance of loans at acquisition	$148,575
ACL at acquisition	(3,026)
Non-credit related discount	(19,198)
Total PCD loans acquired	$126,351
The acquisition of VBI resulted in the addition of $25.7 million in ACL, including the $3.0 million identified in the table above for PCD loans, and $22.7 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition.

The Company believes the deposits assumed in the acquisition have an intangible value. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, and age of deposit relationships. The CDI asset acquired from VBI is being amortized over 10 years using an accelerated method of amortization.

The Company assumed a financing obligation recognized within Long-term debt, net, refer to Note 11 - Lease Commitments for additional details. The fair value measurement was performed on a nonrecurring basis as of the acquisition date and is classified within Level 3 of the fair value hierarchy. The purchase accounting fair value adjustment of the financing obligation was based on a discounted cash flow methodology with a discount rate of 6.20%, utilizing factors such as treasury spread, credit assumptions, market liquidity, and other factors that a market participant would incorporate.

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

The acquisition of Heartland was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $22.2 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, CDI, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.

The table below presents the allocation of the purchase consideration.

(In thousands)	July 11, 2025
Assets:
Cash and cash equivalents	$242,672
Investment securities	357,905
Loans	153,294
Bank premises and equipment	7,926
CDI	20,922
Goodwill	22,228
Other Assets	18,590
Total Assets	$823,537

Liabilities:
Deposits	$705,195
Other Liabilities	7,118
Total Liabilities	$712,313

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	July 11, 2025
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$7,575	$7,496
CRE - owner occupied	31,504	30,790
CRE - non-owner occupied	40,239	38,992
Residential real estate	52,960	51,434
Commercial and financial	21,104	21,029
Consumer	3,614	3,553
Total acquired loans	$156,996	$153,294

The book value and fair value amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination was $7.2 million and $6.4 million, respectively.

The acquisition of Heartland resulted in the addition of $2.0 million in ACL, including $0.1 million for PCD loans, and $1.9 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition.

The Company believes the deposits assumed in the acquisition have an intangible value. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, and age of deposit relationships. The CDI asset acquired from Heartland is being amortized over 10 years using an accelerated method of amortization.

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
The acquisition of Professional was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $251.7 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, CDI, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.

As part of the acquisition of Professional, options to purchase shares of Seacoast common stock were granted to replace outstanding Professional options. These options were fully vested upon acquisition. The full value of the replacement options, $10.3 million, was associated with pre-combination service and was therefore included in the calculation of the total purchase consideration.

	Initially Measured	Measurement	As Adjusted
(In thousands)	January 31, 2023	Period Adjustments	January 31, 2023
Assets:
Cash and cash equivalents	$141,680	$—	$141,680
Investment securities	167,059	—	167,059
Loans	1,991,713	(5,544)	1,986,169
Bank premises and equipment	2,478	—	2,478
CDI	48,885	—	48,885
Goodwill	248,091	3,583	251,674
BOLI	55,071	—	55,071
Other Assets	74,232	2,561	76,793
Total Assets	$2,729,209	$600	$2,729,809

Liabilities:
Deposits	$2,119,341	$—	$2,119,341
Subordinated debt	21,141	—	21,141
Other Liabilities	167,680	600	168,280
Total Liabilities	$2,308,162	$600	$2,308,762
The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	January 31, 2023
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$156,048	$151,012
CRE - owner occupied	293,473	274,068
CRE - non-owner occupied	752,393	692,746
Residential real estate	509,305	483,611
Commercial and financial	392,396	350,628
Consumer	33,656	32,153
PPP Loans	1,951	1,951
Total acquired loans	$2,139,222	$1,986,169
The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	January 31, 2023
Book balance of loans at acquisition	$155,031
ACL at acquisition	(18,879)
Non-credit related discount	(12,361)
Total PCD loans acquired	$123,791

The acquisition of Professional resulted in the addition of $45.5 million in ACL, including the $18.9 million identified in the table above for PCD loans, and $26.6 million for non-PCD loans recorded through the provision for credit losses at the date of acquisition. Included within the $18.9 million initial PCD allowance is $5.5 million recorded as a measurement period adjustment during the three months ended June 30, 2023, reflecting information obtained by the Company relating to events or circumstances existing at the acquisition date.
The Company believes the deposits assumed in the acquisition have an intangible value. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships. The CDI asset acquired from Professional is being amortized over eight years using an accelerated method of amortization.
Proforma Information
Pro-forma data as of December 31, 2025 and 2024 present information as if the acquisition of VBI occurred at the beginning of 2024. The pro-forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have occurred if the transactions had been effected on the assumed dates.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2025	2024
Net interest income	$645,582	$539,975
Net income available to common shareholders	188,701	126,322
EPS - diluted	1.82	1.26
EPS - basic	$1.84	$1.27

Acquisition and Integration Costs
Acquisition costs included within Merger and integration costs in the Company's income statement for the years ended December 31, 2025, 2024, and 2023 were $32.4 million, zero, and $33.2 million, respectively.
Note 18 - Business Segment

The Company's one reportable segment provides integrated financial services including commercial and consumer banking, wealth management, and mortgage and insurance services to customers. Segment revenues are driven primarily by interest and fees on loans, interest on cash and cash equivalents and on investment securities, and fees on depository products and services.
The Company manages business activities, allocates resources and evaluates financial performance on an organization-wide basis. The CODM is the CEO. The financial results of the segment are presented using the same policies described in "Note 1 - Significant Accounting Policies."
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
Note 19 - Subsequent Events

With the VBI acquisition resulting in higher capital and lower dilution than originally modeled, along with constructive market conditions, in January 2026, the Company repositioned a portion of its AFS securities portfolio. Securities with an average book yield of 1.9% were sold, resulting in a pre-tax loss of approximately $39.5 million impacting first quarter 2026 results. The proceeds of approximately $277 million were reinvested in primarily agency mortgage-backed securities with an average taxable equivalent book yield of 4.8%.

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management believes that, as of December 31, 2025, the Company's internal control over financial reporting was effective.
On October 1, 2025, the Company acquired VBI, and as of December 31, 2025, full integration of VBI’s systems and processes into those of the Company was not complete. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2025, excludes the internal controls of VBI. This exclusion is in accordance with the SEC Staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. VBI represents approximately 21% of the Company’s total consolidated assets at December 31, 2025 using allocation of the purchase consideration, and approximately 1% of total consolidated revenue for the year ended December 31, 2025. The percentage of consolidated revenue attributable to VBI was calculated based on revenue recognized subsequent to the acquisition date and included in the Company’s Consolidated Statements of Income for the year ended December 31, 2025.
The Company's independent registered public accounting firm, Crowe LLP, has issued an audit report on our internal control over financial reporting which is included herein.
(c)Change in Internal Control Over Financial Reporting
During the three months ended December 31, 2025, there were no changes in the internal control over financial reporting that occurred or that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information

Trading arrangements
On November 21, 2025, Dennis S. Hudson, III, a member of the Company’s Board of Directors, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Trading Plan”). The Trading Plan covers the sale of up to 80,000 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 91 days from the adoption of the Trading Plan or (2) the earlier of (a) the third business day following the public disclosure of the Company’s financial results on Form 10-K for the year ended December 31, 2025, or (b) 121 days after the plan adoption date, and will cease upon the earlier of December 10, 2026 or the sale of all shares subject to the Trading Plan.
There were no other Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company during the three months ended December 31, 2025.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is set forth under the headings “Proposal 1: Election of Directors,” “Corporate Governance,” “Delinquent Section 16(a) Reports” and “Certain Transactions and Business Relationships” in the 2026 Proxy Statement, incorporated herein by reference.

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

 Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation”, “Compensation Discussion & Analysis”, “Compensation and Governance Committee Report” and “2025 Director Compensation Table” in the 2026 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the Company's common stock that may be issued under all of its existing compensation plans as of December 31, 2025.
Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities represented in column (a))

Equity compensation plans approved by shareholders	549,326	$23.58	591,760
Equity compensation plans not approved by shareholders	—	—	—
Totals	549,326	$23.58	591,760
[1]Includes 202,543 shares available to be issued upon exercise of the remaining unexercised substitute options granted in connection with bank acquisitions.
Additional information regarding the ownership of the Company's common stock is set forth under the headings “Proposal 1 - Election of Directors” and “Director, Executive Officers and Certain Beneficial Stock Ownership” in the 2026 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between the Company and its officers, directors and significant shareholders is set forth under the heading “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning the Company's principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Independent Registered Public Accounting Firm's Fees” in the 2026 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The Consolidated Financial Statements and the report of the Independent Registered Public Accounting Firm (PCAOB ID: 173) thereon listed in Item 8 are set forth commencing on page 70.

(a)(2)	List of financial statement schedules
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
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed May 30, 2018.
Exhibit 3.1.11 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed May 23, 2023.
Exhibit 3.1.12 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed May 22, 2025.

Exhibit 3.1.13 Certificate of Designations of the Series A Non-Voting Preferred Stock of Seacoast Incorporation
herein by reference from Exhibit 3.1 to the Company's Form 8K, filed October 6, 2025.

Exhibit 3.2 Amended and Restated By-laws of the Company
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed October 26, 2020.
Exhibit 4.1 Description of Securities
Incorporated herein by reference from Exhibit 4.1 to the Company’s Form 10-K, filed on February 26, 2021, including any amendment or report filed for the purpose of updating such description, including the prospectus constituting part of the Company's Registration Statement on Form S-4 (File No. 333-288902) filed on August
18, 2025, under the heading "DESCRIPTION OF SEACOAST CAPITAL STOCK".

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
Exhibit 4.12 Shareholders Agreement
Dated as of May 29, 2025, by and among Seacoast Banking Corporation of Florida, Jennifer Morse Parr, Tracy Morse Dadeo and Mark Morse, incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed May 29, 2025.

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
Exhibit 10.5 Amended Seacoast Banking Corporation of Florida 2021 Incentive Plan*
Incorporated herein by reference to Appendix C to the Company's Definitive Proxy Statement on DEF 14A, filed with the Commission on April 7, 2025.

Exhibit 10.6 Form of Change of Control Agreement with Charles Shaffer*
Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed November 3, 2014.
Exhibit 10.7 Employment Agreement with Charles Shaffer*
Dated December 31, 2020 by and between the Company and Charles Shaffer, incorporated herein by reference from Exhibit 10.1 to the Company's Form 8-K, filed January 4, 2021.
Exhibit 10.8 Supplemental Executive Retirement Agreement*
Dated December 10, 2021, by and between Seacoast National Bank and Charles M. Shaffer, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 15, 2021.
Exhibit 10.9 Change in Control Agreement*
Dated January 20, 2021, by and between Tracey Dexter and Seacoast Banking Corporation of Florida incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed January 22, 2021.

Exhibit 10.10 Amended Executive Employment Agreement*
Dated December 15, 2023 by and between Julie Kleffel and SBCF, incorporated herein by reference from Exhibit 10.12 to the Company’s Form 10-K, filed on February 27, 2024.
Exhibit 10.11 Employment Agreement*
Dated December 15, 2023 by and between Austen Carroll and SBCF, incorporated herein by reference from Exhibit 10.13 to the Company’s Form 10-K, filed on February 27, 2024.
Exhibit 10.12 Developer Support Agreement
Dated as of October 1, 2025, by and among Seacoast National Bank, The Villages Operating Company, the Villages Development Operating Company, LLC, The Villages Land Holding Company, LLC, The Holding Company of the Villages, Inc., and The Villages Development Holding Company, LLC, incorporated by reference from Exhibit 10.1 to the Company's form 8-K filed on October 6, 2025.

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

Exhibit 101 The following materials from Seacoast Banking Corporation of Florida’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104 The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL.

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
Date: February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Charles M. Shaffer	February 27, 2026
Charles M. Shaffer, Chairman and Chief Executive Officer
(principal executive officer)

/s/ Tracey L. Dexter	February 27, 2026
Tracey L. Dexter, Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

/s/ Dennis J. Arczynski	February 27, 2026
Dennis J. Arczynski, Director

/s/ Eduardo J. Arriola	February 27, 2026
Eduardo J. Arriola, Director

/s/ Jacqueline L. Bradley	February 27, 2026
Jacqueline L. Bradley, Director

/s/ H. Gilbert Culbreth, Jr.	February 27, 2026
H. Gilbert Culbreth, Jr., Director

/s/ Christopher E. Fogal	February 27, 2026
Christopher E. Fogal, Director

/s/ Maryann Goebel	February 27, 2026
Maryann Goebel, Director

/s/ Dennis S. Hudson, III	February 27, 2026
Dennis S. Hudson, III, Director

Date

/s/ Robert J. Lipstein	February 27, 2026
Robert J. Lipstein, Director

/s/ Alvaro J. Monserrat	February 27, 2026
Alvaro J. Monserrat, Director

/s/ Joseph B. Shearouse, III	February 27, 2026
Joseph B. Shearouse III, Director