Form 10-Q
period 2026-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2026-05-06
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
OR

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

Common Stock, $0.10 Par Value – 97,246,772 shares outstanding as of April 30, 2026

INDEX
 SEACOAST BANKING CORPORATION OF FLORIDA

Glossary of Defined Terms

Term	Definition	Term	Definition
ACL	Allowance for credit losses	GAAP	Accounting principles generally accepted in the United States of America
AFS	Available-for-sale	Heartland	Heartland Bancshares, Inc.
ALCO	Asset and Liability Management Committee	HELOC	Home equity line of credit
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
ARM	Adjustable-rate mortgage	IRLC	Interest Rate Lock Commitment
ASC	Accounting Standards Codification	LTV	Loan-to-value
ASU	Accounting Standards Update	Moody's	Moody's Analytics
BHC	Bank Holding Company	MSR	Mortgage servicing rights
BOLI	Bank owned life insurance	NAV	Net Asset Value
CDI	Core deposit intangibles	NPA	Nonperforming asset
CEO	Chief Executive Officer	OCC	Office of the Comptroller of the Currency
CET1	Common equity tier 1	OREO	Other real estate owned
CLO	Collateralized loan obligation	ROA	Return on average assets
CODM	Chief operating decision maker	ROE	Return on average equity
CRA	Community Reinvestment Act	ROTE	Return on average tangible equity
CRE	Commercial Real Estate	PCD	Purchased credit deteriorated
DTA	Deferred tax asset	REIT	Real estate investment trust
EPS	Earnings per share	ROUA	Right-of-use asset
ESG	Environmental, social and governance	SBIC	Small business investment companies
EVE	Economic value of equity	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	TBA	To-Be-Announced
FHLB	Federal Home Loan Bank	TBM	Troubled borrower modification
FICO	Fair Isaac Corporation (credit score)	VBI	Villages Bancorporation, Inc.
FRB	Federal Reserve Board	XBRL	eXtensible Business Reporting Language
FTE	Fully taxable equivalent

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Interest and fees on loans	$185,731	$150,640
Interest and dividends on securities	60,091	29,415
Interest on interest-bearing deposits and other investments	4,884	4,200
Total Interest Income	250,706	184,255
Interest on deposits	44,586	43,626
Interest on time certificates	17,583	14,973
Interest on borrowed money	12,067	7,139
Total Interest Expense	74,236	65,738
Net Interest Income	176,470	118,517
Provision for credit losses	761	9,250
Net Interest Income after Provision for Credit Losses	175,709	109,267
Noninterest income (loss):
Service charges on deposit accounts	6,912	5,180
Wealth management income	5,777	4,248
Mortgage banking income	2,166	404
Interchange income	2,067	1,807
Insurance agency income	1,790	1,620
BOLI income	2,617	2,468
Other	5,585	6,257
Total Noninterest Income Before Securities (Losses) Gains, Net	26,914	21,984
Securities (losses) gains, net	(39,528)	196
Total Noninterest (Loss) Income	(12,614)	22,180
Noninterest expense:
Salaries and employee benefits	62,645	51,109
Outsourced data processing costs	11,995	8,504
Occupancy	9,235	7,350
Furniture and equipment	2,821	2,128
Marketing	3,467	2,748
Legal and professional fees	3,170	2,740
FDIC assessments	3,195	2,194
Amortization of intangibles	10,098	5,309
OREO expense and net loss on sale	63	241
Provision for credit losses on unfunded commitments	150	150
Merger and integration costs	8,536	1,051
Other	6,796	7,073
Total Noninterest Expense	122,171	90,597
Income Before Income Taxes	40,924	40,850
Provision for income tax expense	9,029	9,386
Net Income	31,895	31,464

Preferred dividends	2,138	—
Net income available to common shareholders	$29,757	$31,464

Net income per share of common stock
Diluted	$0.29	$0.37
Basic	0.30	0.37
Average common shares outstanding
Diluted	97,838	85,388
Basic	96,840	84,648

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Net Income	$31,895	$31,464
Other comprehensive (loss) income:
Unrealized (losses) gains on AFS securities, net of tax benefit of $10.1 million for the three months ended March 31, 2026, and net of tax expense of $8.6 million for the three months ended March 31, 2025	(31,815)	27,428
Amortization of unrealized gains on securities transferred to HTM, net of tax benefit of $3 thousand for each of the three months ended March 31, 2026 and 2025	(11)	(11)
Reclassification adjustment for losses included in net income, net of tax benefit of $10.0 million for the three months ended March 31, 2026	29,450	—
Unrealized losses on derivatives designated as fair value hedges, net of reclassifications to income, net of tax benefit of $0.1 million for the three months ended March 31, 2025	—	(270)
Unrealized gains on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $0.3 million for the three months ended March 31, 2026	984	—
Total other comprehensive (loss) income	$(1,392)	$27,147

Comprehensive Income	$30,503	$58,611
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2026	2025
Assets
Cash and due from banks	$201,308	$181,429
Interest-bearing deposits with other banks	607,071	207,116
Total cash and cash equivalents	808,379	388,545
Time deposits with other banks	2,490	14,424
Debt securities:
Securities AFS (at fair value)	5,069,260	5,164,567
Securities HTM (fair value $477.7 million at March 31, 2026 and $489.6 million at December 31, 2025)	576,155	586,178
Total debt securities	5,645,415	5,750,745
Loans held for sale	18,188	16,297
Loans	12,641,432	12,627,984
ACL	(176,252)	(178,803)
Loans, net of ACL	12,465,180	12,449,181
Bank premises and equipment, net	159,368	160,139
Goodwill	1,034,997	1,034,735
Other intangible assets, net	184,980	195,704
BOLI	333,174	330,563
Net DTAs	62,300	66,579
Other assets	430,676	435,419
Total Assets	$21,145,147	$20,842,331
Liabilities
Deposits	$16,637,949	$16,256,343
Securities sold under agreements to repurchase	377,460	389,003
FHLB borrowings	775,000	835,000
Long-term debt, net	112,836	112,761
Other liabilities	181,127	193,437
Total Liabilities	18,084,372	17,786,544

Convertible preferred stock, par value $0.10 per share authorized 4,000,000 shares, issued 11,250 and outstanding 11,250 shares at March 31, 2026 and December 31, 2025	343,125	343,125

Shareholders’ Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 98,783,977 and outstanding 97,664,704 at March 31, 2026, and authorized 120,000,000, issued 98,728,878 and outstanding 97,927,843 shares at December 31, 2025	9,878	9,873
Additional paid-in capital	2,202,879	2,197,549
Retained earnings	614,853	603,793
Treasury stock	(31,373)	(21,358)
Total Shareholders' Equity Before Accumulated Other Comprehensive Loss, Net	2,796,237	2,789,857
Accumulated other comprehensive loss, net	(78,587)	(77,195)
Total Shareholders’ Equity	2,717,650	2,712,662
Total Liabilities, Convertible Preferred Stock and Shareholders’ Equity	$21,145,147	$20,842,331
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash Flows from Operating Activities
Net income	$31,895	$31,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,894	2,205
Accretion of discounts on securities, net	(4,506)	(807)
Amortization of operating lease ROUAs	2,590	2,234
Other amortization and accretion, net	3,242	1,983
Stock-based compensation	4,480	3,038
Origination of loans designated for sale	(68,084)	(15,964)
Sale of loans designated for sale	67,980	18,778
Provision for credit losses	761	9,250
Deferred income taxes	4,052	857
Losses (gains) on securities	39,528	(196)
Gains on sale of loans	(1,728)	(1,992)
Losses on sale and write-downs of OREO	—	134
Losses on disposition of fixed assets and write-downs upon transfer of bank premises to OREO	176	86
Changes in operating assets and liabilities:
Net decrease (increase) in other assets	815	(8,048)
Net decrease in other liabilities	(12,310)	(12,016)
Net cash provided by operating activities	$71,785	$31,006
Cash Flows from Investing Activities
Maturities and repayments of debt securities AFS	201,067	121,302
Maturities and repayments of debt securities HTM	10,002	10,575
Proceeds from sale of debt securities AFS	277,155	—
Purchases of debt securities AFS	(420,310)	(485,904)
Maturities and redemptions of time deposits with other banks	11,934	1,721
Net new loans and principal repayments	(9,557)	(161,430)
Proceeds from the sale of loans held for investment	—	14,532
Proceeds from sale of OREO	—	97
Proceeds from sale of FHLB and Federal Reserve Bank stock	15,683	9,026
Purchase of FHLB and Federal Reserve Bank stock	(15,694)	(20,020)
Additions to bank premises and equipment	(2,299)	(3,214)
Net cash provided by (used in) investing activities	$67,981	$(513,315)

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash Flows from Financing Activities
Net increase in deposits	$381,606	$332,369
Net decrease in repurchase agreements	(11,543)	(30,943)
Net decrease in FHLB borrowings with original maturities of three months or less	(90,000)	—
Repayments of FHLB borrowings with original maturities of more than three months	(130,000)	—
Proceeds from FHLB borrowings with original maturities of more than three months	160,000	220,000
Stock-based employee benefit plans	840	289
Repurchase of common stock	(10,000)	—
Dividends paid	(20,835)	(15,441)
Net cash provided by financing activities	$280,068	$506,274
Net increase in cash and cash equivalents	419,834	23,965
Cash and cash equivalents at beginning of period	388,545	476,607
Cash and cash equivalents at end of period	$808,379	$500,572

Supplemental disclosure of cash flow information:
Cash paid for interest	$77,586	$68,270
Cash paid for taxes, net	60	—
Recognition of operating lease ROUAs, other than through bank acquisitions, net of terminations	1,307	7,866
Recognition of operating lease liabilities, other than through bank acquisitions, net of terminations	1,307	7,866
Supplemental disclosure of non-cash investing activities:[1]
Transfers from loans to OREO	—	986
[1]See "Note 11 – Business Combinations" for non-cash transactions related to business combinations.

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (Unaudited)

			Shareholders' Equity
	Convertible Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2025	11	$343,125	97,928	$9,873	$2,197,549	$603,793	$(21,358)	$(77,195)	$2,712,662
Comprehensive income (loss)	—	—	—	—	—	31,895	—	(1,392)	30,503
Stock-based compensation expense	—	—	—	—	4,480	—	—	—	4,480
Common stock issued for stock-based employee benefit plans	—	—	55	5	850	—	(15)	—	840
Repurchase of common stock	—	—	(318)	—	—	—	(10,000)	—	(10,000)
Dividends on common stock ($0.19 per share)	—	—	—	—	—	(18,697)	—	—	(18,697)
Dividends on preferred stock ($0.19 per 1/1,000th share)	—	—	—	—	—	(2,138)	—	—	(2,138)
Three months ended March 31, 2026	—	—	(263)	5	5,330	11,060	(10,015)	(1,392)	4,988
Balance at March 31, 2026	11	$343,125	97,665	$9,878	$2,202,879	$614,853	$(31,373)	$(78,587)	$2,717,650

			Shareholders' Equity
	Convertible Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2024	—	$—	85,568	$8,628	$1,824,935	$526,642	$(19,095)	$(157,867)	$2,183,243
Comprehensive income	—	—	—	—	—	31,464	—	27,147	58,611
Stock-based compensation expense	—	—	—	—	3,038	—	—	—	3,038
Common stock issued for stock-based employee benefit plans	—	—	50	5	261	—	23	—	289
Dividends on common stock ($0.18 per share)	—	—	—	—	—	(15,441)	—	—	(15,441)
Three months ended March 31, 2025	—	—	50	5	3,299	16,023	23	27,147	46,497
Balance at March 31, 2025	—	$—	85,618	$8,633	$1,828,234	$542,665	$(19,072)	$(130,720)	$2,229,740
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
Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Issued Accounting Standards Not Yet Adopted
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies interim disclosure requirements and provides a comprehensive list of interim disclosures that are required by GAAP. The ASU also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its consolidated financial statements and existing disclosures.

Note 2 – Earnings Per Share
The Company computes EPS using the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. The Company's Series A Non-Voting Convertible Preferred Stock is a participating security. Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted EPS are based on the weighted-average number of common shares outstanding during each period, plus common share equivalents, calculated for share-based awards outstanding using the treasury stock method and preferred shares using the more dilutive of either the two-class or if-converted method.
Options to purchase shares of the Company's common stock totaling 1,505 for the three months ended March 31, 2026, and 327,620 for the three months ended March 31, 2025, were anti-dilutive.

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Basic EPS
Net income	$31,895	$31,464
Less preferred stock dividends	(2,138)	—
Net income available to common shareholders	29,757	31,464
Less allocation of earnings to preferred stock	(1,184)	—
Net income available to common shareholders after allocation of earnings to preferred stock	$28,573	$31,464
Average common shares outstanding	96,840	84,648
Net income per share	$0.30	$0.37

Diluted EPS
Net income available to common shareholders	$29,757	$31,464
Less allocation of earnings to preferred stock	(1,173)	—
Net income available to common shareholders after allocation of earnings to preferred stock	$28,584	$31,464
Average common shares outstanding	96,840	84,648
Add: Dilutive effect of employee restricted stock and stock options	998	740
Average diluted shares outstanding	97,838	85,388
Net income per share	$0.29	$0.37

Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of debt securities AFS and HTM at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$62,772	$241	$(775)	$62,238
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	3,678,595	22,591	(110,558)	3,590,628
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	358,829	3,187	(4,569)	357,447
Private mortgage-backed securities and collateralized mortgage obligations	91,193	235	(4,978)	86,450
CLOs	426,034	401	(2,254)	424,181
Obligations of state and political subdivisions	334,560	147	(6,024)	328,683
Other debt securities	221,475	91	(1,933)	219,633
Totals	$5,173,458	$26,893	$(131,091)	$5,069,260
HTM Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$489,268	$—	$(92,467)	$396,801
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	86,887	—	(5,982)	80,905
Totals	$576,155	$—	$(98,449)	$477,706

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$54,831	$365	$(451)	$54,745
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	3,681,499	41,388	(135,388)	3,587,499
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	395,165	4,636	(5,928)	393,873
Private mortgage-backed securities and collateralized mortgage obligations	131,846	561	(5,010)	127,397
CLOs	423,864	636	(512)	423,988
Obligations of state and political subdivisions	336,417	651	(2,520)	334,548
Other debt securities	242,672	421	(576)	242,517
Totals	$5,266,294	$48,658	$(150,385)	$5,164,567
HTM Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$498,931	$—	$(90,696)	$408,235
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	87,247	—	(5,922)	81,325
Totals	$586,178	$—	$(96,618)	$489,560

During the three months ended March 31, 2026, debt securities with a fair value of $277.2 million were sold, with gross losses of $39.5 million. During the three months ended March 31, 2025, there were no sales of securities. Included in “Securities (losses) gains, net” on the Consolidated Statements of Income are decreases of $0.1 million for the three months ended March 31, 2026, and increases of $0.2 million for the three months ended March 31, 2025, in the value of investments in mutual funds that invest in CRA-qualified debt securities.
At March 31, 2026, debt securities with a fair value of $1.9 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities HTM and AFS as of March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$6,244	$6,269
Due after one year through five years	—	—	4,087	4,043
Due after five years through ten years	—	—	50,324	49,032
Due after ten years	—	—	336,677	331,577
	—	—	397,332	390,921

Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	489,268	396,801	3,678,595	3,590,628
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	86,887	80,905	358,829	357,447
Private mortgage-backed securities and collateralized mortgage obligations	—	—	91,193	86,450
CLOs	—	—	426,034	424,181
Other debt securities	—	—	221,475	219,633
Totals	$576,155	$477,706	$5,173,458	$5,069,260

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

	March 31, 2026
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$36,554	$(387)	$12,026	$(388)	$48,580	$(775)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,597,196	(12,433)	449,907	(98,125)	2,047,103	(110,558)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	82,032	(164)	78,322	(4,405)	160,354	(4,569)
Private mortgage-backed securities and collateralized mortgage obligations	—	—	73,226	(4,978)	73,226	(4,978)
CLOs	341,087	(1,883)	56,600	(371)	397,687	(2,254)
Obligations of state and political subdivisions	293,912	(4,870)	5,652	(1,154)	299,564	(6,024)
Other debt securities	197,074	(1,933)	—	—	197,074	(1,933)
Totals	$2,547,855	$(21,670)	$675,733	$(109,421)	$3,223,588	$(131,091)
[1]Comprised of 490 individual securities.

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$21,846	$(31)	$13,932	$(420)	$35,778	$(451)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	378,739	(1,625)	730,551	(133,763)	1,109,290	(135,388)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	90,765	(61)	95,090	(5,867)	185,855	(5,928)
Private mortgage-backed securities and collateralized mortgage obligations	969	(1)	76,829	(5,009)	77,798	(5,010)
CLOs	211,052	(320)	38,882	(192)	249,934	(512)
Obligations of state and political subdivisions	244,168	(1,445)	5,730	(1,075)	249,898	(2,520)
Other debt securities	132,345	(576)	—	—	132,345	(576)
Totals	$1,079,884	$(4,059)	$961,014	$(146,326)	$2,040,898	$(150,385)
[1]Comprised of 383 individual securities.
At March 31, 2026, the Company had unrealized losses of $0.8 million on U.S. Treasury securities and obligations of U.S. government agencies having a fair value of $48.6 million. These securities are either explicitly or implicitly guaranteed by the full faith and credit of the U.S. government. The Company does not expect individual securities issued by the U.S. Treasury, a U.S. agency, or a sponsored U.S. agency to incur future losses of principal. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2026, no allowance has been recorded.

At March 31, 2026, the Company had unrealized losses of $115.1 million on commercial and residential mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $2.2 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2026, no allowance has been recorded.
At March 31, 2026, the Company had $5.0 million of unrealized losses on private label residential mortgage-backed securities and collateralized mortgage obligations having a fair value of $73.2 million. The securities have weighted-average credit support of 22%. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2026, no allowance has been recorded.
At March 31, 2026, the Company had $2.3 million of unrealized losses in floating rate CLOs having a fair value of $397.7 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of March 31, 2026, all positions held by the Company are in AAA and AA tranches, with weighted-average credit support of 38% and 24%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. Therefore, at March 31, 2026, no allowance has been recorded.
At March 31, 2026, the Company had $6.0 million of unrealized losses on municipal securities having a fair value of $299.6 million and $1.9 million of unrealized losses on other debt securities having a fair value of $197.1 million. These securities are highly rated issuances, all of which are continuing to make timely contractual payments. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality, and expects to recover the entire amortized cost basis of these securities. As a result, as of March 31, 2026, no allowance has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments, and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if a default were to occur. As a result, as of March 31, 2026, no allowance has been recorded. The Company has the intent and ability to hold these securities until maturity.
Included in Other assets at March 31, 2026 and December 31, 2025 is $135.6 million of FHLB and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $23.1 million and $1.0 million, respectively, at March 31, 2026, and $24.5 million and $1.0 million, respectively, at December 31, 2025, is included in Other assets. Also included in Other assets are investments in CRA-qualified mutual funds carried at fair value of $13.8 million and $13.9 million at March 31, 2026 and December 31, 2025, respectively.

Note 4 – Loans
The following tables present net loan balances by segment for portfolio loans, PCD loans, and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as of:

	March 31, 2026
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$623,355	$118,541	$3,466	$745,362
CRE - owner occupied	1,508,717	491,435	21,733	2,021,885
CRE - non-owner occupied	2,934,779	1,101,008	142,216	4,178,003
Residential real estate	2,210,407	920,009	32,093	3,162,509
Commercial and financial	1,900,726	437,130	15,262	2,353,118
Consumer	137,412	42,713	430	180,555
Totals	$9,315,396	$3,110,836	$215,200	$12,641,432

	December 31, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$579,141	$141,326	$3,463	$723,930
CRE - owner occupied	1,505,798	509,118	28,709	2,043,625
CRE - non-owner occupied	2,911,189	1,193,351	150,452	4,254,992
Residential real estate	2,101,868	963,836	33,155	3,098,859
Commercial and financial	1,828,038	476,130	16,821	2,320,989
Consumer	141,768	43,321	500	185,589
Totals	$9,067,802	$3,327,082	$233,100	$12,627,984
The amortized cost basis of loans included net deferred costs of $45.6 million at March 31, 2026 and $46.3 million at December 31, 2025. At March 31, 2026, the remaining fair value adjustments on acquired loans were $138.1 million, or 4.0% of the outstanding acquired loan balances, compared to $150.0 million, or 4.0% of the acquired loan balances at December 31, 2025. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other Assets and was $46.3 million and $45.7 million at March 31, 2026 and December 31, 2025, respectively.

The following tables present the status of net loan balances as of March 31, 2026 and December 31, 2025.

	March 31, 2026
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$622,436	$101	$—	$—	$818	$623,355
CRE - owner occupied	1,487,437	3,296	—	—	17,984	1,508,717
CRE - non-owner occupied	2,924,234	—	2,977	—	7,568	2,934,779
Residential real estate	2,194,507	4,799	743	—	10,358	2,210,407
Commercial and financial	1,879,733	7,007	25	—	13,961	1,900,726
Consumer	136,515	315	16	—	566	137,412
Total Portfolio Loans	$9,244,862	$15,518	$3,761	$—	$51,255	$9,315,396

Acquired Non-PCD Loans
Construction and land development	$117,529	$—	$—	$—	$1,012	$118,541
CRE - owner occupied	482,045	466	4,805	—	4,119	491,435
CRE - non-owner occupied	1,093,013	801	—	—	7,194	1,101,008
Residential real estate	908,944	1,144	230	—	9,691	920,009
Commercial and financial	436,468	7	—	—	655	437,130
Consumer	40,851	2	—	—	1,860	42,713
Total Acquired Non-PCD Loans	$3,078,850	$2,420	$5,035	$—	$24,531	$3,110,836

PCD Loans
Construction and land development	$70	$—	$—	$—	$3,396	$3,466
CRE - owner occupied	20,842	30	—	—	861	21,733
CRE - non-owner occupied	129,397	—	—	—	12,819	142,216
Residential real estate	29,463	1,193	217	—	1,220	32,093
Commercial and financial	14,313	—	2	—	947	15,262
Consumer	417	8	2	—	3	430
Total PCD Loans	$194,502	$1,231	$221	$—	$19,246	$215,200

Total Loans	$12,518,214	$19,169	$9,017	$—	$95,032	$12,641,432

	December 31, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$577,467	$60	$—	$—	$1,614	$579,141
CRE - owner occupied	1,489,257	2,313	—	—	14,228	1,505,798
CRE - non-owner occupied	2,908,789	1,735	271	—	394	2,911,189
Residential real estate	2,091,065	4,618	364	—	5,821	2,101,868
Commercial and financial	1,807,012	11,518	19	—	9,489	1,828,038
Consumer	140,679	454	28	—	607	141,768
Total Portfolio Loans	$9,014,269	$20,698	$682	$—	$32,153	$9,067,802

Acquired Non-PCD Loans
Construction and land development	$140,286	$—	$—	$—	$1,040	$141,326
CRE - owner occupied	504,275	204	39	—	4,600	509,118
CRE - non-owner occupied	1,187,231	151	—	—	5,969	1,193,351
Residential real estate	954,820	3,609	195	124	5,088	963,836
Commercial and financial	470,768	50	4,785	—	527	476,130
Consumer	41,103	37	—	—	2,181	43,321
Total Acquired Non-PCD Loans	$3,298,483	$4,051	$5,019	$124	$19,405	$3,327,082

PCD Loans
Construction and land development	$98	$—	$—	$—	$3,365	$3,463
CRE - owner occupied	26,652	—	219	—	1,838	28,709
CRE - non-owner occupied	137,051	389	—	—	13,012	150,452
Residential real estate	30,018	993	833	118	1,193	33,155
Commercial and financial	15,786	—	—	—	1,035	16,821
Consumer	468	30	2	—	—	500
Total PCD Loans	$210,073	$1,412	$1,054	$118	$20,443	$233,100

Total Loans	$12,522,825	$26,161	$6,755	$242	$72,001	$12,627,984

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is paid down to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized interest income of $0.8 million and $0.7 million on nonaccrual loans during the three months ended March 31, 2026 and March 31, 2025, respectively.

The following tables present net balances of loans on nonaccrual status as of:

	March 31, 2026
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$3,396	$1,830	$5,226
CRE - owner occupied	19,260	3,704	22,964
CRE - non-owner occupied	26,432	1,149	27,581
Residential real estate	6,597	14,672	21,269
Commercial and financial	4,425	11,138	15,563
Consumer	—	2,429	2,429
Totals	$60,110	$34,922	$95,032

	December 31, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$4,207	$1,812	$6,019
CRE - owner occupied	15,546	5,120	20,666
CRE - non-owner occupied	18,202	1,173	19,375
Residential real estate	1,448	10,654	12,102
Commercial and financial	3,842	7,209	11,051
Consumer	—	2,788	2,788
Totals	$43,245	$28,756	$72,001

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
The following tables present the risk rating of loans and year-to-date1 gross charge offs by year of origination as of:

	March 31, 2026
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Converted to Term	Total
Construction and Land Development
Risk Ratings:
Pass	$24,696	$185,161	$314,216	$56,399	$23,755	$52,400	$83,201	$—	$739,828
Special Mention	—	—	—	86	15	90	—	—	191
Substandard	—	1,063	—	110	1,924	1,072	1,174	—	5,343
Doubtful	—	—	—	—	—	—	—	—	—
Total	$24,696	$186,224	$314,216	$56,595	$25,694	$53,562	$84,375	$—	$745,362
Gross Charge Offs	$—	$—	$—	$—	$—	$34	$—	$—	$34
CRE - owner occupied
Risk Ratings:
Pass	$78,791	$361,476	$183,051	$150,522	$224,836	$897,593	$28,633	$—	$1,924,902
Special Mention	—	—	7,982	—	1,216	17,957	398	—	27,553
Substandard	—	9,344	5,205	17,670	13,203	23,277	731	—	69,430
Doubtful	—	—	—	—	—	—	—	—	—
Total	$78,791	$370,820	$196,238	$168,192	$239,255	$938,827	$29,762	$—	$2,021,885
Gross Charge Offs	$—	$—	$—	$—	$16	$6	$—	$—	$22
CRE - non-owner occupied
Risk Ratings:
Pass	$129,971	$707,606	$465,111	$309,582	$807,337	$1,561,974	$28,104	$—	$4,009,685
Special Mention	—	1,315	20	8,934	44,529	36,985	—	—	91,783
Substandard	—	—	—	6,183	38,977	31,375	—	—	76,535
Doubtful	—	—	—	—	—	—	—	—	—
Total	$129,971	$708,921	$465,131	$324,699	$890,843	$1,630,334	$28,104	$—	$4,178,003
Gross Charge Offs	$—	$—	$—	$—	$—	$16	$—	$—	$16
Residential real estate
Risk Ratings:
Pass	$154,146	$253,898	$179,979	$179,019	$468,525	$1,150,089	$639,360	$93,887	$3,118,903
Special Mention	—	601	531	—	448	2,332	3,697	486	8,095
Substandard	—	52	553	1,731	4,429	14,465	11,685	2,596	35,511
Doubtful	—	—	—	—	—	—	—	—	—
Total	$154,146	$254,551	$181,063	$180,750	$473,402	$1,166,886	$654,742	$96,969	$3,162,509
Gross Charge Offs	$—	$—	$—	$—	$164	$94	$—	$—	$258
Commercial and financial
Risk Ratings:
Pass	$88,576	$595,961	$379,493	$144,653	$224,473	$347,927	$532,854	$—	$2,313,937
Special Mention	—	215	813	53	588	3,249	3,818	—	8,736
Substandard	—	—	922	3,477	4,319	14,021	5,308	—	28,047
Doubtful	—	—	—	—	—	2,398	—	—	2,398
Total	$88,576	$596,176	$381,228	$148,183	$229,380	$367,595	$541,980	$—	$2,353,118
Gross Charge Offs	$—	$—	$—	$—	$—	$876	$2,021	$—	$2,897
Consumer
Risk Ratings:
Pass	$4,080	$14,452	$12,589	$7,968	$18,083	$45,962	$74,248	$—	$177,382
Special Mention	—	74	94	—	44	13	130	—	355
Substandard	—	16	—	19	1,954	798	31	—	2,818
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,080	$14,542	$12,683	$7,987	$20,081	$46,773	$74,409	$—	$180,555
Gross Charge Offs	$424	$21	$28	$106	$18	$22	$81	$—	$700
Consolidated
Total	$480,260	$2,131,234	$1,550,559	$886,406	$1,878,655	$4,203,977	$1,413,372	$96,969	$12,641,432
Gross Charge Offs	$424	$21	$28	$106	$198	$1,048	$2,102	$—	$3,927
1 Represents gross charge-offs for the three months ending March 31, 2026

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Construction and Land Development
Risk Ratings:
Pass	$121,237	$332,530	$57,222	$41,967	$38,085	$31,055	$87,508	$—	$709,604
Special Mention	—	—	—	—	4,914	348	—	—	5,262
Substandard	999	—	3,819	2,095	—	965	1,186	—	9,064
Doubtful	—	—	—	—	—	—	—	—	—
Total	$122,236	$332,530	$61,041	$44,062	$42,999	$32,368	$88,694	$—	$723,930
Gross Charge Offs	$—	$—	$115	$—	$24	$17	$—	$—	$156
CRE - owner occupied
Risk Ratings:
Pass	$405,841	$180,447	$156,256	$235,989	$241,758	$703,744	$29,882	$—	$1,953,917
Special Mention	—	7,380	2,816	966	5,319	12,838	398	—	29,717
Substandard	—	3,464	11,342	17,878	2,194	25,038	75	—	59,991
Doubtful	—	—	—	—	—	—	—	—	—
Total	$405,841	$191,291	$170,414	$254,833	$249,271	$741,620	$30,355	$—	$2,043,625
Gross Charge Offs	$—	$—	$—	$238	$—	$490	$—	$—	$728
CRE - non-owner occupied
Risk Ratings:
Pass	$704,003	$538,748	$318,106	$848,500	$552,105	$1,084,106	$31,102	$—	$4,076,670
Special Mention	—	22	8,984	44,738	9,781	42,347	—	—	105,872
Substandard	—	—	—	39,559	9,061	23,830	—	—	72,450
Doubtful	—	—	—	—	—	—	—	—	—
Total	$704,003	$538,770	$327,090	$932,797	$570,947	$1,150,283	$31,102	$—	$4,254,992
Gross Charge Offs	$—	$—	$—	$—	$—	$420	$—	$—	$420
Residential real estate
Risk Ratings:
Pass	$272,509	$196,766	$185,686	$476,581	$610,708	$569,549	$662,764	$96,123	$3,070,686
Special Mention	—	476	78	1,527	—	663	5,068	174	7,986
Substandard	—	318	113	2,120	5,079	6,630	4,810	1,117	20,187
Doubtful	—	—	—	—	—	—	—	—	—
Total	$272,509	$197,560	$185,877	$480,228	$615,787	$576,842	$672,642	$97,414	$3,098,859
Gross Charge Offs	$—	$—	$—	$145	$210	$36	$19	$—	$410
Commercial and financial
Risk Ratings:
Pass	$582,118	$414,134	$151,321	$252,087	$215,002	$167,651	$495,663	$—	$2,277,976
Special Mention	—	1,286	110	584	2,229	6,312	3,570	—	14,091
Substandard	—	716	2,944	5,067	6,538	6,211	6,850	—	28,326
Doubtful	—	—	—	—	596	—	—	—	596
Total	$582,118	$416,136	$154,375	$257,738	$224,365	$180,174	$506,083	$—	$2,320,989
Gross Charge Offs	$—	$—	$85	$2,075	$1,231	$9,637	$2,493	$—	$15,521
Consumer
Risk Ratings:
Pass	$16,392	$13,716	$9,603	$19,441	$15,123	$36,026	$72,246	$—	$182,547
Special Mention	15	33	—	2	—	12	168	—	230
Substandard	4	13	23	2,261	—	461	50	—	2,812
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,411	$13,762	$9,626	$21,704	$15,123	$36,499	$72,464	$—	$185,589
Gross Charge Offs	$842	$201	$62	$1,294	$108	$42	$238	$—	$2,787
Consolidated
Total	$2,103,118	$1,690,049	$908,423	$1,991,362	$1,718,492	$2,717,786	$1,401,340	$97,414	$12,627,984
Gross Charge Offs	$842	$201	$262	$3,752	$1,573	$10,642	$2,750	$—	$20,022
1 Represents gross charge-offs for the year ending December 31, 2025.

TBMs
The following tables present the amortized cost of TBM loans that were modified during the three months ended March 31, 2026 and March 31, 2025.

	March 31, 2026
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total[1]	% of Total Class of Loans
CRE - non-owner occupied	$—	$6,246	$6,246	0.15%
Residential real estate	—	77	77	—
Commercial and financial	—	515	515	0.02
Consumer	—	5	5	—
Totals	$—	$6,843	$6,843	0.05%
1At March 31, 2026, the unfunded lending related commitments associated with TBMs were immaterial.

	March 31, 2025
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total[1]	% of Total Class of Loans
CRE - owner occupied	$94	$—	$94	0.01%
Residential real estate	—	72	72	—
Commercial and financial	73	1,367	1,440	0.08
Totals	$167	$1,439	$1,606	0.02%
1At March 31, 2025, the unfunded lending related commitments associated with TBMs were immaterial.
The following tables present the payment status of TBM loans that were modified in the twelve months prior to March 31, 2026 and in the twelve months prior to March 31, 2025.

	March 31, 2026
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
CRE - owner occupied	$252	$—	$—	$—	$—	$252
CRE - non-owner occupied	6,246	—	2,977	—	2,536	11,759
Residential real estate	175	—	—	—	149	324
Commercial and financial	2,223	—	—	—	651	2,874
Consumer	5	—	—	—	2	7
Totals	$8,901	$—	$2,977	$—	$3,338	$15,216

	March 31, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Construction and land development	$111	$—	$—	$—	$—	$111
CRE - owner occupied	94	—	—	—	—	94
Residential real estate	95	—	—	—	571	666
Commercial and financial	1,262	—	—	—	636	1,898
Consumer	28	—	—	—	—	28
Totals	$1,590	$—	$—	$—	$1,207	$2,797
TBM loans that experienced a payment default and that were modified in the 12 months preceding the default were immaterial for each period presented.
Note 5 – Allowance for Credit Losses
Activity in the ACL is summarized as follows:

	Three Months Ended March 31, 2026
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$9,740	$(940)	$(34)	$89	$8,855
CRE - owner occupied	16,528	1,862	(22)	214	18,582
CRE - non-owner occupied	56,143	(864)	(16)	8	55,271
Residential real estate	51,297	1,345	(258)	10	52,394
Commercial and financial	37,943	(952)	(2,897)	158	34,252
Consumer	7,152	310	(700)	136	6,898
Totals	$178,803	$761	$(3,927)	$615	$176,252

	Three Months Ended March 31, 2025
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$7,252	$(483)	$—	$3	$6,772
CRE - owner occupied	11,825	772	—	1	12,598
CRE - non-owner occupied	43,866	878	(320)	767	45,191
Residential real estate	39,168	1,160	(1)	21	40,348
Commercial and financial	27,533	6,434	(6,469)	113	27,611
Consumer	8,411	489	(1,487)	334	7,747
Totals	$138,055	$9,250	$(8,277)	$1,239	$140,267
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
As of March 31, 2026 and December 31, 2025, the Company utilized a multiple scenario model comprised of a blend of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the scenarios, including continued actions taken by the Federal Reserve regarding monetary policy and changes in interest rates and the potential impact of those actions. Outcomes could differ from the scenarios utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.

The following section discusses changes in the level of the ACL for the three months ended March 31, 2026.
The allowance decreased $2.6 million, or 1.4%, during the first quarter of 2026 to $176.3 million, representing 1.39% of loans held for investment as of March 31, 2026.
In the Construction and land development segment, the decrease in allowance is primarily driven by a decrease in modeled expected losses. In this segment, the primary source of repayment is typically from proceeds of the sale or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the CRE - owner-occupied segment, the allowance increased due to routine updates to assumptions for loss given default which increased for this segment. Risk characteristics include, but are not limited to, collateral type, note structure and loan seasoning.
In the CRE - non-owner-occupied segment, the allowance decrease is driven by lower loan balances. Repayment is often dependent upon rental income from the successful operation of the underlying property or from the sale of the property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.
The Residential real estate segment includes residential mortgage, home equity loans, and HELOCs. The increase in the allowance is reflective of an increase in outstanding loan balances. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, LTV ratios, and loan seasoning.
In the Commercial and financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The allowance decreased in the first quarter due to charge-offs and due to routine updates to assumptions for loss given default, partially offset by growth in loan balances. Industry, collateral type, estimated collateral values, and loan seasoning are among the relevant factors in assessing expected losses.

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
Cash Flow Hedges
The Company periodically enters into contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During the fourth quarter of 2025, the Company entered into three interest rate caps, each with a notional amount of $100.0 million, maturing in November 2030 and December 2030. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in Other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. For the three months ended March 31, 2026, the Company recognized $1.3 million through Other comprehensive income, and reclassified $0.1 million out of AOCI and into Interest Income. Over the next twelve months the Company expects to reclassify $0.6 million from AOCI into Interest Income related to these agreements.

Fair Value Hedges
The Company periodically enters into interest rate swap contracts to hedge the risk of changes in fair value of the AFS securities portfolio due to changes in SOFR. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in other comprehensive income. These derivative instruments are primarily for risk management purposes. There were no securities fair value hedges during the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company recognized through Other comprehensive income net losses of $0.4 million, and reclassified net gains of $2 thousand out of AOCI into interest income.
The Company has entered into interest rate swap contracts to hedge the risk of changes in the fair value of a pool of residential mortgages due to changes in SOFR. These fair value hedges utilize the portfolio layer method. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in interest income. These derivative instruments are primarily for risk management purposes. For the three months ended March 31, 2026 and 2025, the Company recognized losses of $0.1 million and gains of $48 thousand, respectively, through interest income.
Economic Hedges
The Company enters into commitments to originate mortgage loans for which the interest rate on the loan is determined prior to funding IRLCs, forward loan sale commitments for the future delivery of these mortgage loans for sale on the secondary market, and forward TBA mortgage-backed securities, which are classified as freestanding derivatives. For the three months ended March 31, 2026, the Company recognized gains of $0.2 million in Mortgage banking income in the Consolidated Statements of Income related to these non-hedging derivative financial instruments.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2026
Interest rate contracts[1]	$1,143,202	$21,106	Other assets and Other liabilities
Residential mortgage fair value hedges	100,000	41	Other liabilities
Residential mortgage fair value hedges	250,000	421	Other assets
Interest rate caps cash flow hedges	300,000	4,243	Other assets
IRLC	14,974	497	Other assets
Forward TBA mortgage-backed securities	15,273	269	Other assets
Forward loan sale commitment	3,349	42	Other liabilities

December 31, 2025
Interest rate contracts[1]	$1,152,442	$25,009	Other assets and Other liabilities
Residential mortgage fair value hedges	400,000	380	Other liabilities
Interest rate caps cash flow hedges	300,000	3,064	Other assets
IRLC	5,106	495	Other assets
Forward TBA mortgage-backed securities	5,122	94	Other liabilities
Forward loan sale commitment	285	51	Other assets
[1]Interest rate contracts include risk participation agreements with notional amounts of $65.1 million and $65.3 million at March 31, 2026, and December 31, 2025, respectively with nominal fair value in both periods.

The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Loans, net [1]	$1,014,248	$1,043,345	$(339)	$559
[1] These amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2026, the portfolio layer method was $350 million, of which $350 million was designated as hedged. At December 31, 2025, the portfolio layer method was $400 million, of which $400 million was designated as hedged.

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity as of:

(In thousands)	March 31, 2026	December 31, 2025
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$562,570	$512,066

Note 8 – Regulatory Capital
The Company is well-capitalized and at March 31, 2026, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the CET1 capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well-capitalized banks under the regulatory framework for prompt corrective action.

Note 9 – Contingent Liabilities
The Company and its subsidiaries, because of the nature of their business, are at all times subject to numerous legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial condition, operating results, or cash flows.

Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2026 and December 31, 2025 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2026
Financial Assets
Debt securities AFS[1]	$5,069,260	$100	$5,069,160	$—
Derivative financial instruments[2]	26,537	—	26,040	497
Loans held for sale[2]	18,188	—	18,188	—
Loans[3]	2,215	—	—	2,215
OREO[3]	4,250	—	—	4,250
Equity securities[4]	13,844	13,844	—	—
MSR[5]	27,374	—	—	27,374
Financial Liabilities
Derivative financial instruments[2]	$21,189	$—	$21,147	$42

At December 31, 2025
Financial Assets
Debt securities AFS[1]	$5,164,567	$200	$5,164,367	$—
Derivative financial instruments[2]	28,620	—	28,125	495
Loans held for sale[2]	16,297	—	16,297	—
OREO[3]	4,250	—	—	4,250
Equity securities[4]	13,923	13,923	—	—
MSR[5]	28,061	—	—	28,061
Financial Liabilities
Derivative financial instruments[2]	$25,483	$—	$25,389	$94
[1]See “Note 3 – Securities” for further detail of fair value of individual investment categories.
[2]Recurring fair value basis determined using observable market data for level 2 inputs. Level 3 inputs utilize a market approach that incorporates a pull-through rate assumption.
[3]Fair value is measured on a nonrecurring basis.
[4]Investment in shares of mutual funds that invest primarily in CRA-qualified debt securities, reported at fair value in Other Assets. Recurring fair value basis is determined using market quotations with fair value adjustments recognized in earnings.

[5]Recurring fair value basis determined using unobservable market data. Refer to “Note 8 - Goodwill and Acquired Intangible Assets” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional details on assumptions utilized.

Derivative financial instruments: The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps and forward TBA mortgage-backed securities is classified as Level 2. The fair values of these instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates and, when appropriate, the current credit worthiness of the counterparties. IRLCs and forward loan sale commitment fair values are estimated based on quoted prices for similar loans in active markets. However, the value is adjusted by a factor which considers the likelihood of a loan in a lock position will ultimately close. This closing ratio is derived from internal data and is adjusted using significant accounting judgment. As such, these derivatives are classified as Level 3 measurements and the Company values these derivatives primarily utilize a market approach that incorporates flow mandatory market pricing, adjusted for expected pull‑through based on historical experience. For IRLCs, the weighted-average pull-through rate was 94% and the weighted-average current reference price was 100.44%. For forward loan sale commitments, the weighted-average pull-through rate was 100% and the weighted-average current reference price was 98.75%.

Loans and OREO: Fair values of collateral-dependent real estate loans and OREO are based on recent real estate appraisals less estimated costs of sale. Evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time, but none were made by management. The fair values of these loans and properties are considered Level 3 in the fair value hierarchy. Collateral-dependent loans measured at fair value totaled $2.5 million with a specific reserve of $0.3 million at March 31, 2026. There were no collateral-dependent loans measured at fair value at December 31, 2025.
MSRs: The fair value of these derivatives is based on an income approach. Various unobservable inputs to assumptions including expected cash flows, market discount rates, prepayment rates, servicing costs, and other factors are utilized, therefore the valuation of MSRs is classified as Level 3.
The following table presents changes in the Company's MSRs measured at fair value for the three months ended March 31, 2026. There was no MSR balance during the three months ended March 31, 2025:

Three Months Ended March 31,
(In thousands)	2026
Carrying value at beginning of period	$28,061
Acquired	—
Originated servicing rights capitalized upon sale of loan	331
Change in fair value:
Due to payoffs/paydowns	(648)
Due to change in valuation inputs or assumptions	(370)
Carrying value at end of period	$27,374
The following table presents data and key economic assumptions, as well as the valuation's sensitivity to interest rate fluctuations, related to the Company’s MSRs as of:

(In thousands)	March 31, 2026	December 31, 2025
Unpaid principal balance	$2,469,014	$2,540,798
Prepayment rate assumptions:
Weighted-average	12.35%	12.74%
Estimated impact on fair value of a 10% increase	$(1,302)	$(1,373)
Estimated impact on fair value of a 20% increase	(2,504)	(2,639)
Option-adjusted spread:
Weighted-average	5.50%	5.50%
Estimated impact on fair value of a 100 basis point increase	$(1,112)	$(1,163)
Estimated impact on fair value of a 200 basis point increase	(2,136)	(2,232)
Weighted-average coupon interest rate	4.76%	4.78%
Weighted-average servicing fee	0.25	0.25
Weighted-average remaining maturity (in months)	348	348

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
For recurring fair value measurements, transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the three months ended March 31, 2026 and 2025, there were no such transfers.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 16 - Fair Value” of the Annual Report on Form 10-K for the year ended December 31, 2025.
The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of March 31, 2026 and December 31, 2025 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Financial Assets
HTM debt securities[1]	$576,155	$—	$477,706	$—
Time deposits with other banks	2,490	—	2,471	—
Loans, net	12,462,965	—	169,100	12,096,173
Financial Liabilities
Deposits	16,637,949	—	—	16,638,119
FHLB borrowings	775,000	—	774,215	—
Subordinated debt	95,338	—	89,122	—

December 31, 2025
Financial Assets
HTM debt securities[1]	$586,178	$—	$489,560	$—
Time deposits with other banks	14,424	—	13,455	—
Loans, net	12,449,181	—	—	12,263,824
Financial Liabilities
Deposits	16,256,343	—	—	16,257,291
FHLB borrowings	835,000	—	833,483	—
Subordinated debt	95,161	—	90,248	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2026 and December 31, 2025:
HTM debt securities: These debt securities are reported at fair value utilizing Level 2 inputs. The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, using observable market data where available.
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
Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial or mortgage. Each loan category is further segmented into fixed and adjustable-rate interest terms as well as performing and nonperforming categories. The fair value of Level 3 loans is calculated by discounting scheduled cash flows through the estimated life including prepayment considerations, using estimated market discount rates that reflect the risks inherent in the loan. The fair value approach considers market-driven variables including credit related factors and reflects an

“exit price” as defined in ASC Topic 820. The fair value of Level 2 loans is valued using observable market-based inputs, including quoted prices obtained from third-party pricing services based on recent market transactions and dealer quotations for comparable instruments.
Investments at NAV: The Company has equity investments in SBICs accounted for under the fair value practical expedient of NAV totaling $25.6 million at March 31, 2026 and $26.4 million at December 31, 2025, which are not included in the fair value hierarchy. These investments are made primarily through various SBIC funds as a strategy to provide expansion and growth opportunities to small businesses and are subject to various risks, including market, liquidity, and credit risk. SBICs are generally structured to operate for approximately 10 years and the Company’s investments are not redeemable. Distributions are received through the liquidation of the underlying assets, which is expected to occur over the next 5-10 years. Unfunded commitments related to these investments were $8.0 million at March 31, 2026 and $8.7 million at December 31, 2025.
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

(In thousands, except per share data)	October 1, 2025
Number of VBI shares receiving stock	550
Per share exchange ratio for VBI shares receiving stock	38.5000
Number of shares of SBCF common stock issued	9,923
Number of shares of SBCF preferred stock issued[1]	11
Multiplied by SBCF price per share at October 1, 2025	$30.50
Total Value of SBCF common and preferred stock issued	$645,785

Number of VBI shares receiving cash	183
Per share exchange ratio for VBI shares receiving cash	$1,000.00
Cash consideration paid to VBI shareholders, including cash paid for fractional shares	183,360
Total purchase price	$829,145
[1]Preferred stock is 1/1,000th share for every share of common stock.
The acquisition of VBI will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $280.4 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, CDI, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.

The table below presents the allocation of the purchase consideration.

(In thousands)	Initially Measured October 1, 2025	Measurement Period Adjustments	As Adjusted October 1, 2025
Assets:
Cash and cash equivalents	$166,758	$—	$166,758
Investment securities	2,540,434	—	2,540,434
Loans	1,202,389	(351)	1,202,038
Bank premises and equipment	45,942	—	45,942
CDI	110,548	—	110,548
Goodwill	280,087	263	280,350
Other Assets	99,776	—	99,776
Total Assets	$4,445,934	$(88)	$4,445,846

Liabilities:
Deposits	$3,450,869	$—	$3,450,869
Securities sold under agreements to repurchase	105,064	—	105,064
Other Liabilities	60,856	(88)	60,768
Total Liabilities	$3,616,789	$(88)	$3,616,701

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	October 1, 2025
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$102,067	$98,849
CRE - owner occupied	93,284	90,147
CRE - non-owner occupied	361,699	335,761
Residential real estate	365,935	349,786
Commercial and financial	335,831	322,276
Consumer	5,332	5,219
Total acquired loans	$1,264,148	$1,202,038

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

The Company assumed a financing obligation recognized within Long-term debt, net, refer to “Note 11 - Lease Commitments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional details.
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
Proforma Information
Pro-forma data as of March 31, 2026 and 2025 present information as if the acquisition of VBI occurred at the beginning of 2025. The pro-forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have occurred if the transactions had been effected on the assumed dates.

	For the Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Net interest income	$176,470	$147,403
Net income available to common shareholders	29,757	21,548
EPS - diluted	0.29	0.22
EPS - basic	$0.30	$0.22

Note 12 – Business Segment
The Company's one reportable segment provides integrated financial services including commercial and consumer banking, wealth management, and mortgage and insurance services to customers. Segment revenues are driven primarily by interest and fees on loans, interest on cash and cash equivalents and on investment securities, and fees on depository products and services.
The Company manages business activities, allocates resources, and evaluates financial performance on an organization-wide basis. The CODM is the CEO. The financial results of the segment are presented using the same policies described in “Note 1 - Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The CODM evaluates the performance of the segment and allocates resources based on net income that is also reported on the Consolidated Statements of Income as consolidated net income and segment assets that are reported on the Consolidated Balance Sheets as total consolidated assets. Net income is used to monitor budget versus actual results. The significant segment expenses that are regularly provided to the CODM are interest expense, provision for credit losses, salaries and employee benefits, outsourced data processing costs, and occupancy, which are all reflected in the Consolidated Statements of Income. Certain noncash expenses, such as depreciation and amortization expense, are disclosed in the Consolidated Statement of Cash Flows.
Note 13 – Subsequent Event
Subsequent to March 31, 2026, the Company repurchased 320,763 shares of its common stock at a weighted-average price of $31.18 per share pursuant to its share repurchase program.
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
The emphasis of this discussion will be on the three months ended March 31, 2026 compared to the three months ended March 31, 2025 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2026 compared to December 31, 2025.
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
Special Cautionary Notice
Regarding Forward-Looking Statements
Certain statements made or incorporated by reference herein which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are “forward-looking statements” within the meaning, and protections, of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, and intentions about future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) or its wholly-owned banking subsidiary, Seacoast National Bank (“Seacoast Bank”), to be materially different from those set forth in the forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
•The impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within Seacoast’s primary market areas, including the effects of continued inflationary pressures, changes in interest rates, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), a sustained increase in commodity prices, slowdowns in economic growth or recession, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing;
•Potential impacts of adverse developments in the banking industry, or as encountered by other financial institutions that adversely affect Seacoast, and including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto (including increases in the cost of our deposit insurance assessments), the Company’s ability to effectively manage its liquidity risk and any growth plans, and the availability of capital and funding;
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
•The risks relating to bank acquisitions, including the merger with VBI, which include, without limitation: the diversion of management's time on issues related to the integration; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following acquisitions being lower than expected; the risk related to the accounting and regulatory capital treatment of the Series A Non-Voting Convertible Preferred Stock and the impact on the Company's financial statements; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets;
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
•Changes in the prices, values and sales volumes of residential and CRE properties, especially as they relate to the value of collateral supporting the Company’s loans;
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
•Potential or actual claims, damages, penalties, fines, costs, unexpected outcomes and reputational damage resulting from new, existing, pending or future litigation, regulatory proceedings and enforcement actions;
•Negative publicity and the impact on Seacoast’s reputation, including the speed and scale at which information can spread through social media or digital channels, which could amplify adverse market or customer reactions;
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
•Action or inaction by the federal government, including as a result of any prolonged government shutdown (including a partial shutdown) or government intervention in the U.S. financial system;
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
All written or oral forward-looking statements attributable to Seacoast are expressly qualified in their entirety by this cautionary notice. The Company assumes no obligation to update, revise or correct any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law. Additional factors that could cause actual results to differ materially can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, or in other periodic reports that we file with the SEC.

Business Developments
Seacoast’s balanced growth strategy includes both acquisitions and organic growth initiatives. In the second half of 2025, Seacoast acquired both Heartland and VBI. These transformative transactions together added 23 branch locations, $5.3 billion in assets, and $4.2 billion in deposits, bringing leading market share and significant liquidity, further strengthening our competitive position and enhancing our capacity for sustained profitable growth. Complementing acquisitions with organic growth, in recent years Seacoast has added experienced bankers in dynamic and growing markets, leading to significant growth in new relationships. These efforts have supported core deposit generation, loan production, and expansion of client relationships across multiple product lines.

Results of Operations
Seacoast provides integrated financial services including commercial and consumer banking, wealth management, mortgage and insurance services to customers at 104 full-service branches across Florida and Georgia, and through advanced mobile and online banking solutions. The Company’s financial results in the first quarter of 2026 benefited from deposit growth, higher securities yields, and lower deposit costs supporting improved net interest income and net interest margin. Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Highlights for the first quarter of 2026 include:
•Net income of $31.9 million, or $0.29 per average diluted share, included a $39.5 million loss from a strategic repositioning of AFS securities executed in January 2026. This action involved selling approximately $277.0 million in low-yielding securities and reinvesting the proceeds into higher-yielding positions, providing higher interest income going forward. This contributed to a 24 basis point increase in yield on securities during the quarter.
•Adjusted net income1 of $67.8 million, or $0.62 per diluted share, increased 42% from the fourth quarter of 2025 and 111% from the first quarter of 2025.
•7% annualized organic deposit growth, including growth in noninterest-bearing deposits of 29% annualized.
•Cost of deposits declined 13 basis points to 1.54%.
•Net interest margin improved to 3.83% compared to 3.66% in the fourth quarter of 2025.
•Repurchased 317,628 shares of common stock during the quarter, taking advantage of constructive market conditions and leveraging our strong capital position.
•Tier 1 capital ratio of 14.6%, and a tangible equity (including convertible preferred stock) to tangible assets ratio of 9.24%.
•Continued improvement in profitability metrics on an adjusted basis. Key metrics include:

	First	Fourth	First
	Quarter	Quarter	Quarter
	2026	2025	2025
ROA	0.62%	0.64%	0.83%
ROTE	8.51	9.05	10.17
Efficiency ratio	59.47	63.36	64.05

Adjusted ROA[1]	1.31	0.89	0.85
Adjusted ROTE[1]	16.26	11.96	10.35
Adjusted efficiency ratio[1]	55.31	54.50	63.30
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.

Net Interest Income and Margin
Net interest income totaled $176.5 million in the first quarter of 2026, an increase of $1.8 million, or 1%, compared to the fourth quarter of 2025, and an increase of $58.0 million, or 49%, compared to the first quarter of 2025. The increase in the first quarter of 2026 was largely driven by higher yields on the securities portfolio and lower deposit costs, partially offset by lower average invested cash balances. Securities income increased $3.4 million, or 6%, compared to the fourth quarter of 2025, benefiting from the securities repositioning. Securities income increased $30.7 million, or 104%, compared to the first quarter of 2025, due to higher balances as a result of bank acquisitions in 2025 and the securities repositioning. Interest income on loans declined compared to the fourth quarter of 2025 by $1.7 million, or 1%, with lower yields partially offset by higher purchase accounting accretion. Interest income on loans increased $35.1 million, or 23%, compared to the first quarter of 2025, largely the result of higher balances resulting from bank acquisitions in 2025. Accretion on acquired loans was $12.1 million in the first quarter of 2026 compared to $10.6 million in the fourth quarter of 2025, and $8.2 million in the first quarter of 2025. Interest expense on deposits decreased $5.4 million, or 11%, compared to the fourth quarter of 2025, due to well managed deposit costs. Interest expense on deposits increased $1.0 million, or 2%, compared to the first quarter of 2025, largely the result of higher balances resulting from bank acquisitions in 2025, partially offset by lower rates.
Net interest margin (on an FTE basis)1 increased 17 basis points to 3.83% in the first quarter of 2026 compared to 3.66% in the fourth quarter of 2025, and increased 35 basis points compared to 3.48% in the first quarter of 2025. Excluding the effects of accretion on acquired loans, net interest margin expanded 13 basis points to 3.57% in the first quarter of 2026 compared to 3.44% in the fourth quarter of 2025, and increased 33 basis points compared to 3.24% in the first quarter of 2025. Loan yields were 5.96%, a decrease of six basis points from the fourth quarter of 2025, and an increase of six basis points from the first quarter of 2025. Securities yields increased 24 basis points to 4.37%, compared to 4.13% in the fourth quarter of 2025, and increased 49 basis points from the first quarter of 2025. The cost of deposits declined 13 basis points to 1.54% in the first quarter of 2026 compared to 1.67% in the fourth quarter of 2025, and declined 39 basis points compared to 1.93% in the first quarter of 2025. The cost of funds declined nine basis points to 1.71% compared to the fourth quarter of 2025, and declined 34 basis points compared to the first quarter of 2025.
The following table details the trend for net interest income and margin results (on a FTE basis)1, the yield on earning assets and the rate paid on interest-bearing liabilities for the periods specified:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands, except ratios)	2026	2025	2025
Net Interest Income[1]	$178,154	$176,244	$118,857
Net Interest Margin[1]	3.83%	3.66%	3.48%
Yield on Earning Assets[1]	5.43	5.35	5.41
Rate on Interest-Bearing Liabilities	2.21	2.33	2.74
1On a FTE basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Average loans increased $296.8 million, or 2%, for the first quarter of 2026 compared to the fourth quarter of 2025, and increased $2.3 billion, or 22%, from the first quarter of 2025.
Average loans as a percentage of average earning assets totaled 67% for the first quarter of 2026, 65% for the fourth quarter of 2025, and 75% for the first quarter of 2025.
During the first quarter of 2026, average investment securities increased $138.3 million, or 2.5%, compared to the fourth quarter of 2025, and increased $2.6 billion, or 84.9%, compared to the first quarter of 2025. Securities yields increased 24 basis points to 4.37% during the first quarter of 2026 from 4.13% in the fourth quarter of 2025, and increased 49 basis points from 3.88% in the first quarter of 2025.
The cost of average interest-bearing liabilities decreased 12 basis points in the first quarter of 2026 to 2.21% from 2.33% in the fourth quarter of 2025, and decreased 53 basis points from 2.74% in the first quarter of 2025. The cost of average total deposits (including noninterest-bearing demand deposits) was 1.54% in the first quarter of 2026, 1.67% in the fourth quarter of 2025, and 1.93% in the first quarter of 2025.

During the first quarter of 2026, average transaction deposits (noninterest and interest-bearing demand) decreased $227.2 million, or 2.76%, compared to the fourth quarter of 2025, and increased $2.0 billion, or 33%, compared to the first quarter of 2025. The Company’s deposit mix remains favorable, with 87% of average deposit balances comprised of savings, money market, and demand deposits for the three months ended March 31, 2026.
Average balances of sweep repurchase agreements with customers decreased $46.7 million, or 12%, from the fourth quarter of 2025, and increased $147.3 million, or 73%, compared to the first quarter of 2025. The average rate on customer sweep repurchase accounts was 2.16% for the first quarter of 2026, compared to 2.29% for the fourth quarter of 2025, and 2.73% for the first quarter of 2025.
The Company had an average balance of $847.2 million in FHLB borrowings outstanding for the first quarter of 2026, with an average interest rate of 4.03%, compared to $623.8 million for the fourth quarter of 2025, with an average interest rate of 4.27%, and $382.8 million for the first quarter of 2025, with an average interest rate of 4.32%.
Long-term debt balances averaged $112.8 million in the first quarter of 2026, $108.5 million in the fourth quarter of 2025, and $107.0 million in the first quarter of 2025. The average rate on long-term debt for the first quarter of 2026 was 6.42%, an increase of 79 basis points compared to the fourth quarter of 2025, and a decrease of two basis points compared to the first quarter of 2025.

The following tables detail average balances, net interest income and margin results (on a FTE basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

		2026			2025
		First Quarter			Fourth Quarter			First Quarter
		Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)		Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	`	$5,358,307	$56,579	4.28%	$5,239,026	$53,445	4.05%	$3,073,108	$29,381	3.88%
Nontaxable		333,382	4,700	5.72	314,355	4,407	5.56	5,436	41	3.06
Total Securities		5,691,689	61,279	4.37	5,553,381	57,852	4.13	3,078,544	29,422	3.88
Federal funds sold		311,936	2,740	3.56	987,626	9,828	3.95	265,503	2,945	4.50
Interest-bearing deposits with other banks and other investments		188,891	2,144	4.60	194,680	2,086	4.25	105,195	1,254	4.83
Total Loans, net		12,671,180	186,227	5.96	12,374,373	187,910	6.02	10,383,497	150,973	5.90
Total Earning Assets		18,863,696	252,390	5.43	19,110,060	257,676	5.35	13,832,739	184,594	5.41

ACL		(179,455)			(173,790)			(138,300)
Cash and due from banks		180,639			153,584			158,750
Bank premises and equipment, net		163,528			161,761			108,651
Intangible assets		1,225,602			1,226,495			801,687
BOLI		331,529			328,830			309,831
Other assets including DTAs		339,388			396,451			322,284
Total Assets		$20,924,927			$21,203,391			$15,395,642

Liabilities, Convertible Preferred Stock & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand		$3,986,616	$11,529	1.17%	$4,143,038	$13,840	1.33%	$2,706,065	$11,069	1.66%
Savings		972,525	1,260	0.53	966,266	1,265	0.52	529,711	698	0.53
Money market		5,176,998	31,797	2.49	5,250,174	34,883	2.64	4,149,460	31,859	3.11
Time deposits		2,181,476	17,583	3.27	2,367,485	20,914	3.50	1,647,938	14,973	3.68
Securities sold under agreements to repurchase		348,582	1,853	2.16	395,271	2,280	2.29	201,271	1,357	2.73
FHLB borrowings		847,225	8,429	4.03	623,750	6,711	4.27	382,836	4,081	4.32
Long-term debt, net and other		112,818	1,785	6.42	108,459	1,540	5.63	107,038	1,700	6.44
Total Interest-Bearing Liabilities		13,626,240	74,236	2.21	13,854,443	81,433	2.33	9,724,319	65,737	2.74

Noninterest demand		4,015,315			4,086,062			3,294,149
Other liabilities		179,591			195,553			162,179
Total Liabilities		17,821,146			18,136,058			13,180,647

Convertible preferred stock		343,125			343,125			—

Shareholders’ equity		2,760,656			2,724,208			2,214,995
Total Liabilities, Convertible Preferred Stock & Equity		$20,924,927			$21,203,391			$15,395,642

Cost of deposits				1.54%			1.67%			1.93%
Cost of funds[2]				1.71			1.80			2.05
Interest expense as a % of earning assets				1.60			1.69			1.93
Net interest income as a % of earning assets			$178,154	3.83		$176,243	3.66		$118,857	3.48

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

Noninterest Income
Results during the first quarter of 2026 included a $39.5 million loss from a strategic repositioning of a portion of the AFS securities portfolio. Outside of this activity, noninterest income totaled $26.9 million, a decrease of $1.6 million, or 6% compared to the fourth quarter of 2025, and an increase of $4.9 million, or 22%, compared to the first quarter of 2025.
Noninterest (loss) income is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2026	2025	2025
Service charges on deposit accounts	$6,912	$6,472	$5,180
Wealth management income	5,777	5,540	4,248
Mortgage banking income	2,166	3,108	404
Interchange income	2,067	2,483	1,807
Insurance agency income	1,790	1,191	1,620
BOLI income	2,617	2,687	2,468
Other	5,585	7,066	6,257
Total Noninterest Income Before Securities (Losses) Gains, Net	26,914	28,547	21,984
Securities (losses) gains, net	(39,528)	84	196
Total	$(12,614)	$28,631	$22,180

Service charges on deposits totaled $6.9 million in the first quarter of 2026, an increase of $0.4 million, or 7%, compared to the fourth quarter of 2025, resulting from growth in customer relationships. The increase of $1.7 million, or 33%, compared to the first quarter of 2025 is primarily attributable to bank acquisitions in 2025 and growth in customer relationships.
Wealth management income, including trust fees and brokerage commissions and fees, totaled $5.8 million in the first quarter of 2026, an increase of $0.2 million, or 4%, compared to the fourth quarter of 2025, and an increase of $1.5 million, or 36%, compared to the first quarter of 2025. Assets under management have grown by $695.6 million, or 33%, year-over-year to $2.8 billion as of March 31, 2026. The wealth management division has continued to deliver significant growth, adding $125 million in new organic assets under management in the first quarter of 2026, partially offset by financial market volatility.
Mortgage banking income totaled $2.2 million in the first quarter of 2026, a decrease of $0.9 million, or 30%, compared to the fourth quarter of 2025, largely the result of volatility associated with the value of MSRs acquired from VBI, which contributed $0.6 million to the decrease, and an increase of $1.8 million compared to the first quarter of 2025, benefiting from the introduction of activity from VBI. Underlying mortgage volumes and pipelines remain strong.
Interchange income totaled $2.1 million in the first quarter of 2026, a decrease of $0.4 million, or 17%, compared to the fourth quarter of 2025, and an increase of $0.3 million, or 14%, compared to the first quarter of 2025.
Insurance agency income totaled $1.8 million in the first quarter of 2026, an increase of $0.6 million, or 50%, compared to the fourth quarter of 2025, and an increase of $0.2 million, or 10%, compared to the first quarter of 2025. The increase from the fourth quarter of 2025 reflects typical seasonal contingency payments collected annually.
BOLI income totaled $2.6 million for the first quarter of 2026, a decrease of $0.1 million, or 3%, compared to the fourth quarter of 2025, and an increase of $0.1 million, or 6%, compared to the first quarter of 2025.
Other income totaled $5.6 million in the first quarter of 2026, a decrease of $1.5 million, or 21%, compared to the fourth quarter of 2025, and a decrease of $0.7 million, or 11%, compared to the first quarter of 2025, primarily reflecting lower gains on SBIC investments.
Net securities activity resulted in losses of $39.5 million during the first quarter of 2026, gains of $0.1 million in the fourth quarter of 2025, and gains of $0.2 million in the first quarter of 2025. The first quarter of 2026 included the strategic repositioning of a portion of the AFS securities portfolio.

Noninterest Expenses
Noninterest expense for the first quarter of 2026 totaled $122.2 million, a decrease of $8.4 million, or 6%, compared to the fourth quarter of 2025, and an increase of $31.6 million, or 35%, from the first quarter of 2025. Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Noninterest expenses are detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(In thousands)	2026	2025	2025
Salaries and employee benefits	$62,645	$62,432	$51,109
Outsourced data processing costs	11,995	11,257	8,504
Occupancy	9,235	9,330	7,350
Furniture and equipment	2,821	2,935	2,128
Marketing	3,467	3,149	2,748
Legal and professional fees	3,170	2,106	2,740
FDIC assessments	3,195	2,876	2,194
Amortization of intangibles	10,098	10,374	5,309
OREO expense and net loss (gain) on sale	63	(29)	241
Provision for credit losses on unfunded commitments	150	812	150
Merger and integration costs	8,536	18,142	1,051
Other	6,796	7,162	7,073
Total	$122,171	$130,546	$90,597
Salaries and employee benefits totaled $62.6 million, an increase of $0.2 million, from the fourth quarter of 2025, and an increase of $11.5 million, or 23%, from the first quarter of 2025. The increase from the first quarter of 2025 reflects continued expansion of the footprint, including through bank acquisitions.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $12.0 million, an increase of $0.7 million, or 7%, from the fourth quarter of 2025, and an increase of $3.5 million, or 41%, from the first quarter of 2025. The increases reflect higher transaction volume and growth in customers, including from bank acquisitions.
Total occupancy and furniture and equipment expenses were $12.1 million in the first quarter of 2026, a decrease of $0.2 million, or 2%, from the fourth quarter of 2025, and an increase of $2.6 million, or 27%, from the first quarter of 2025. The year-over-year increase is primarily the result of growth in the Company’s footprint, including through bank acquisitions.
Marketing expenses totaled $3.5 million in the first quarter of 2026, an increase of $0.3 million, or 10%, from the fourth quarter of 2025, and an increase of $0.7 million, or 26%, from the first quarter of 2025. Changes between periods are primarily associated with the timing of various campaigns to support customer growth initiatives.
Legal and professional fees for the first quarter of 2026 were $3.2 million, an increase of $1.1 million, or 51%, compared to the fourth quarter of 2025, and an increase of $0.4 million, or 16%, compared to the first quarter of 2025. The increases are largely associated with the timing of various projects.
Amortization of intangibles totaled $10.1 million, a decrease of $0.3 million, or 3%, from the fourth quarter of 2025, and an increase of $4.8 million, or 90%, from the first quarter of 2025. The increase from the first quarter of 2025 reflects the addition of CDI assets from bank acquisitions in 2025.
Merger and integration costs were $8.5 million in the first quarter of 2026, $18.1 million in the fourth quarter of 2025, and $1.1 million in the first quarter of 2025.

Provision for Credit Losses
The provision for credit losses was $0.8 million for the first quarter of 2026, compared to $29.3 million for the fourth quarter of 2025, and $9.3 million for the first quarter of 2025. In the fourth quarter of 2025, the acquisition of VBI resulted in an initial loan loss provision of $22.7 million. Allowance coverage of 1.39% at March 31, 2026 is lower by three basis points compared to December 31, 2025.
Income Taxes
For the first quarter of 2026, the Company recorded provision for income taxes of $9.0 million, a decrease of $0.2 million, or 2%, compared to the fourth quarter of 2025, and a decrease of $0.4 million, or 4%, compared to the first quarter of 2025. The effective tax rate for the first quarter of 2026 was 22.1%, compared to 21.2% in the fourth quarter of 2025 and 23.0% in the first quarter of 2025.
Explanation of Certain Unaudited Non-GAAP Financial Measures
This report contains financial information determined by methods other than GAAP. The financial highlights provide reconciliations between GAAP and adjusted financial measures including net income, FTE net interest income, noninterest income, noninterest expense, tax adjustments, net interest margin, and other financial ratios. Management uses these non-GAAP financial measures in its analysis of the Company’s performance and believes these presentations provide useful supplemental information, and a clearer understanding of the Company’s performance. The Company believes the non-GAAP measures enhance investors’ understanding of the Company’s business and performance and if not provided would be requested by the investor community. These measures are also useful in understanding performance trends and facilitate comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might define or calculate these measures differently. The Company provides reconciliations between GAAP and these non-GAAP measures. These disclosures should not be considered an alternative to GAAP.

Reconciliation of Non-GAAP Measures

	First	Fourth	First
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2026	2025	2025
Net income	$31,895	$34,260	$31,464

Total noninterest (loss) income	(12,614)	28,631	22,180
Securities losses (gains), net	39,528	(84)	(196)
Total adjusted noninterest income	26,914	28,547	21,984

Total noninterest expense	122,171	130,546	90,597
Merger and integration costs	(8,536)	(18,142)	(1,051)
Adjusted noninterest expense	113,635	112,404	89,546

Income taxes	9,029	9,192	9,386
Tax effect of adjustments	12,182	4,577	217
Adjusted income taxes	21,211	13,769	9,603
Adjusted net income	67,777	47,741	32,102

Earnings per common share-diluted, as reported	0.29	0.31	0.37
Adjusted earnings per common share-diluted	$0.62	$0.44	$0.38

Average common shares-diluted	97,838	97,761	85,388
Average preferred shares, treating all convertible preferred shares as common	11,250	11,250	—
Average common shares-diluted, treating all convertible preferred shares as common	109,088	109,011	85,388

Adjusted noninterest expense	$113,635	$112,404	$89,546
Provision for credit losses on unfunded commitments	(150)	(812)	(150)
OREO expense and net (loss) gain on sale	(63)	29	(241)
Amortization of intangibles	(10,098)	(10,374)	(5,309)
Net adjusted noninterest expense	103,324	101,247	83,846
Average tangible assets	$19,699,325	$19,976,896	$14,593,955
Net adjusted noninterest expense to average tangible assets	2.13%	2.01%	2.33%

Net revenue	$163,856	$203,258	$140,697
Total adjustments to net revenue	39,528	(84)	(196)
Impact of FTE adjustment	1,684	1,617	340
Adjusted net revenue on a FTE basis	$205,068	$204,791	$140,841
Adjusted efficiency ratio	55.31%	54.50%	63.30%

	First	Fourth	First
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2026	2025	2025
Net interest income	$176,470	$174,627	$118,517
Impact of FTE adjustment	1,684	1,617	340
Net interest income including FTE adjustment	178,154	176,244	118,857
Total noninterest (loss) income	(12,614)	28,631	22,180
Total noninterest expense less provision for credit losses on unfunded commitments	122,021	129,734	90,447
Pre-tax pre-provision earnings	43,519	75,141	50,590
Total adjustments to noninterest (loss) income	39,528	(84)	(196)
Total adjustments to noninterest expense including OREO expense and net (loss) gain on sale	8,599	18,113	1,292
Adjusted pre-tax pre-provision earnings	91,646	93,170	51,686

Average assets	20,924,927	21,203,391	15,395,642
Less average goodwill and intangible assets	(1,225,602)	(1,226,495)	(801,687)
Average tangible assets	$19,699,325	$19,976,896	$14,593,955

ROA	0.62%	0.64%	0.83%
Impact of other adjustments for adjusted net income	0.69	0.25	0.02
Adjusted ROA	1.31	0.89	0.85

ROE	4.69	4.99	5.76
Impact of other adjustments for Adjusted Net Income	5.27	1.96	0.12
Adjusted ROE	9.96%	6.95%	5.88%

Average shareholders’ equity	$2,760,656	$2,724,208	$2,214,995
Average convertible preferred stock	343,125	343,125	—
Less average goodwill and intangible assets	(1,225,602)	(1,226,495)	(801,687)
Average tangible equity	$1,878,179	$1,840,838	$1,413,308

ROE	4.69%	4.99%	5.76%
Impact of adding convertible preferred stock and removing average intangible assets and related amortization	3.82	4.06	4.41
ROTE	8.51	9.05	10.17
Impact of other adjustments for adjusted net income	7.75	2.91	0.18
Adjusted ROTE	16.26%	11.96%	10.35%

Loan interest income[1]	$186,227	$187,910	$150,973
Accretion on acquired loans	(12,094)	(10,645)	(8,221)
Loan interest income excluding accretion on acquired loans[1]	$174,133	$177,265	$142,752

Yield on loans[1]	5.96%	6.02%	5.90%
Impact of accretion on acquired loans	(0.39)	(0.34)	(0.32)
Yield on loans excluding accretion on acquired loans[1]	5.57%	5.68%	5.58%

Net interest income[1]	$178,154	$176,244	$118,857
Accretion on acquired loans	(12,094)	(10,645)	(8,221)
Net interest income excluding accretion on acquired loans[1]	$166,060	$165,599	$110,636

	First	Fourth	First
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2026	2025	2025
Net interest margin[1]	3.83%	3.66%	3.48%
Impact of accretion on acquired loans	(0.26)	(0.22)	(0.24)
Net interest margin excluding accretion on acquired loans[1]	3.57%	3.44%	3.24%

Securities interest income[1]	$61,279	$57,852	$29,422
FTE adjustment to securities	(1,188)	(1,114)	(7)
Securities interest income excluding FTE adjustment	60,091	56,738	29,415

Loan interest income[1]	186,227	187,910	150,973
FTE adjustment to loans	(496)	(503)	(333)
Loan interest income excluding FTE adjustment	185,731	187,407	150,640

Net interest income[1]	178,154	176,243	118,857
FTE adjustments to securities	(1,188)	(1,114)	(7)
FTE adjustments to loans	(496)	(503)	(333)
Net interest income excluding FTE adjustments	$176,470	$174,626	$118,517
1On a FTE basis. All yields and rates have been computed using amortized cost.
Financial Condition
Total assets as of March 31, 2026 were $21.1 billion, an increase of $302.8 million, or 1%, from December 31, 2025.
Securities
Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in “Note 3 – Securities” in this report.
At March 31, 2026, the Company had $5.1 billion in AFS securities and $576.2 million in HTM securities. The Company’s total debt securities portfolio decreased $105.3 million from December 31, 2025. During the first quarter of 2026, the Company repositioned a portion of its AFS securities portfolio. Securities with an average book yield of 1.9% were sold, resulting in a pre-tax loss of approximately $39.5 million. The proceeds of approximately $277.0 million were reinvested in primarily agency mortgage-backed securities with an average taxable equivalent book yield of 4.8%.
Debt securities generally return principal and interest monthly. The modified duration of the AFS securities portfolio and the total portfolio was 5.1 and 5.3, respectively, at March 31, 2026 compared to 5.1 and 5.2, respectively, at December 31, 2025.
At March 31, 2026, AFS securities had gross unrealized losses of $131.1 million and gross unrealized gains of $26.9 million, compared to gross unrealized losses of $150.4 million and gross unrealized gains of $48.7 million at December 31, 2025.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury securities, obligations of U.S. government agencies, and obligations of U.S. government-sponsored entities totaled $4.6 billion, or 81%, of the total portfolio.
The portfolio includes $91.2 million, with a fair value of $86.5 million, in private label residential mortgage-backed securities and collateralized mortgage obligations with weighted-average credit support of 22%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate residential mortgage loans.
The Company also has invested $426.0 million in floating rate CLOs. CLOs are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of March 31, 2026, all of the Company’s CLOs were in AAA/AA tranches with weighted-average credit support of 31%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.

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
At March 31, 2026, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at March 31, 2026, no allowance has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the ACL, were $12.6 billion at March 31, 2026, an increase of $13.4 million from December 31, 2025.
The Company remains committed to sound risk management practices. Portfolio diversification in terms of asset mix, industry, and loan type has been and continues to be an important element of the Company’s lending strategy. The average loan size is $439 thousand, and the average commercial loan size is $951 thousand at March 31, 2026, reflecting the Company’s longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company’s exposure to CRE lending remains well below regulatory limits (see “Loan Concentrations”).
The following tables detail loan portfolio composition at March 31, 2026 and December 31, 2025 for portfolio loans, PCD loans and loans purchased which are not considered credit deteriorated (“Non-PCD”) as defined in “Note 4 - Loans.”

	March 31, 2026
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$623,355	$118,541	$3,466	$745,362	6%
CRE - owner occupied	1,508,717	491,435	21,733	2,021,885	16
CRE - non-owner occupied	2,934,779	1,101,008	142,216	4,178,003	33
Residential real estate	2,210,407	920,009	32,093	3,162,509	25
Commercial and financial	1,900,726	437,130	15,262	2,353,118	19
Consumer	137,412	42,713	430	180,555	1
Totals	$9,315,396	$3,110,836	$215,200	$12,641,432	100%

	December 31, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$579,141	$141,326	$3,463	$723,930	6%
CRE - owner occupied	1,505,798	509,118	28,709	2,043,625	16
CRE - non-owner occupied	2,911,189	1,193,351	150,452	4,254,992	34
Residential real estate	2,101,868	963,836	33,155	3,098,859	25
Commercial and financial	1,828,038	476,130	16,821	2,320,989	18
Consumer	141,768	43,321	500	185,589	1
Totals	$9,067,802	$3,327,082	$233,100	$12,627,984	100%
The amortized cost basis of loans included net deferred costs of $45.6 million at March 31, 2026 and $46.3 million at December 31, 2025. At March 31, 2026, the remaining fair value adjustments on acquired loans were $138.1 million, or 4.0%, of the outstanding acquired loan balances, compared to $150.0 million, or 4.0%, of the acquired loan balances at December 31, 2025. The discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.

Construction and land development loans increased $21.4 million, or 3%, totaling $745.4 million at March 31, 2026, compared to December 31, 2025. These loans, extended to both commercial and consumer customers, are collateralized by and for the purpose of funding land development and construction projects. Repayment is from the proceeds of the sale, refinancing or permanent financing of the property.
CRE owner occupied loans totaled $2.0 billion at March 31, 2026, a decrease of $21.7 million, or 1% compared to December 31, 2025. CRE owner occupied loans are extended to commercial customers for the purpose of acquiring or refinancing real estate to be occupied by the borrower's business. These loans are collateralized by the subject property and the repayment of these loans is largely dependent on the performance of the company occupying the property.
CRE non-owner occupied loans decreased $77.0 million, or 2%, totaling $4.2 billion at March 31, 2026 compared to $4.3 billion at December 31, 2025. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is retail properties, which totaled approximately $1.4 billion at March 31, 2026, with an average loan size of $2.6 million. This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. The second-largest segment in the non-owner occupied CRE portfolio is industrial or warehouse properties, which totaled $867.0 million at March 31, 2026 with an average loan size of $3.2 million, reflecting continued demand for logistics, distribution, and manufacturing space. Non-owner occupied CRE loans collateralized by office properties totaled $549.9 million at March 31, 2026, with an average loan size of $1.7 million. This segment targets low to mid-rise suburban offices and is broadly diversified across many types of professional services, with limited exposure to central business districts. Other non-owner occupied CRE loans include $484.9 million collateralized by multi-family residential properties, $258.3 million collateralized by hotels or motels, and $658.7 million collateralized by other property types, including restaurants, schools and recreation centers.
Residential real estate loans increased $63.7 million, or 2%, to $3.2 billion during the three months ended March 31, 2026. Included in the balance as of March 31, 2026 were $1.4 billion of fixed rate mortgages, $1.1 billion of ARMs and $732.2 million in home equity loans and HELOCs, compared to $1.3 billion, $1.1 billion and $743.2 million, respectively, at December 31, 2025. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loan balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 58%, with 34% of the loans being in first lien position at March 31, 2026, compared to an average LTV of 58%, with 35% of the portfolio being in the first lien position at December 31, 2025.
Commercial and financial loans increased $32.1 million, or 1%, from December 31, 2025, totaling $2.4 billion at March 31, 2026. The purpose of these loans may be to provide working capital, asset acquisition or for other business purposes, and are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The Company continues to exercise a disciplined approach to lending and is benefiting from the investments made in recent years to attract talent from large regional banks across its markets. This talent is onboarding significant new relationships, resulting in increased loan production.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which decreased $5.0 million, or 3%, to total $180.6 million at March 31, 2026, compared to $185.6 million at December 31, 2025.
Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $3.7 billion, representing 30% of the total portfolio at March 31, 2026, compared to $3.5 billion, or 28%, at December 31, 2025. The Company’s ten largest commercial and CRE funded and unfunded relationships at March 31, 2026 aggregated to $613.2 million, of which $518.7 million was funded, compared to $607.4 million at December 31, 2025, of which $518.4 million was funded.
Concentrations in construction and land development loans and CRE loans are maintained well below regulatory guidelines. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk-based capital were 35% and 224%, respectively, at March 31, 2026, compared to 34% and 227%, respectively, at December 31, 2025. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and CRE loans represent 33% and 211%, respectively, of total consolidated risk-based capital as of March 31, 2026 compared to 32% and 216%, respectively, at December 31, 2025. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third-party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, TBMs, OREO and Credit Quality
NPAs at March 31, 2026 totaled $99.3 million, and were comprised of $95.0 million of nonaccrual loans, and $4.3 million of OREO. Overall, NPAs increased $23.0 million, or 30%, from $76.3 million as of December 31, 2025. NPAs to total assets at March 31, 2026 increased to 0.47% from 0.37% at December 31, 2025.
Compared to December 31, 2025, nonaccrual loans increased $23.0 million, or 32%. Approximately 81% of nonaccrual loans were secured with real estate at March 31, 2026. Nonperforming loans to total loans outstanding at March 31, 2026 increased to 0.75% from 0.57% at December 31, 2025. A significant portion of nonaccrual loans have collateral values well in excess of balances outstanding, and therefore, no loss is expected.
The tables below set forth details related to nonaccrual loans.

	March 31, 2026
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$3,396	$1,830	$5,226
CRE - owner occupied	19,260	3,704	22,964
CRE - non-owner occupied	26,432	1,149	27,581
Residential real estate	6,597	14,672	21,269
Commercial and financial	4,425	11,138	15,563
Consumer	—	2,429	2,429
Totals	$60,110	$34,922	$95,032

	December 31, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$4,207	$1,812	$6,019
CRE - owner occupied	15,546	5,120	20,666
CRE - non-owner occupied	18,202	1,173	19,375
Residential real estate	1,448	10,654	12,102
Commercial and financial	3,842	7,209	11,051
Consumer	—	2,788	2,788
Totals	$43,245	$28,756	$72,001

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
In certain circumstances, the Company provides modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as TBMs. Loans that were modified as TBMs during the three months ended March 31, 2026 are described in “Note 4 - Loans”.
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
The Company recorded provision expense of $0.8 million for the three months ended March 31, 2026, compared to $9.3 million for the three months ended March 31, 2025. The Company recorded net charge-offs of $3.3 million in the three months ended March 31, 2026, compared to $7.0 million for the three months ended March 31, 2025.
The ratio of ACL to total loans was 1.39% at March 31, 2026, 1.42% at December 31, 2025, and 1.34% at March 31, 2025.
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
Cash and cash equivalents, including interest-bearing deposits, totaled $808.4 million at March 31, 2026, compared to $388.5 million at December 31, 2025. The increase was driven by higher loan payoffs and increased customer deposit balances late in the quarter.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Uninsured deposits represented approximately 37% of total deposits at both March 31, 2026 and December 31, 2025. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 32% of total deposits at March 31, 2026. The Company has liquidity sources as discussed below, including cash and lines of credit with the FRB and FHLB, that represent 160% of uninsured deposits, and 184% of uninsured and uncollateralized deposits.
In addition to $808.4 million in cash and cash equivalents at March 31, 2026, the Company had $9.1 billion in available borrowing capacity, including $5.1 billion in available collateralized lines of credit, $3.7 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $348.0 million. The Company may also access funding by acquiring brokered deposits. Brokered deposits at March 31, 2026 totaled $209.3 million, compared to $120.9 million at December 31, 2025.
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the first quarter of 2026, Seacoast Bank distributed $39.9 million to the Company. At March 31, 2026, the Company had cash and cash equivalents at the parent of approximately $107.2 million, compared to $98.1 million at December 31, 2025.
Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

(In thousands)	March 31, 2026	December 31, 2025
Noninterest demand	$4,176,854	$3,897,985
Interest-bearing demand	4,057,493	3,993,225
Money market	5,205,762	5,141,519
Savings	979,633	974,694
Time deposits	2,008,926	2,128,055
Brokered time certificates	209,281	120,865
Total deposits	$16,637,949	$16,256,343

Securities sold under agreements to repurchase	377,460	389,003

Total customer funding[1]	$16,806,128	$16,524,481
[1]Total deposits and securities sold under agreements to repurchase, excluding brokered deposits. Securities sold under agreements to repurchase consists of customer sweep accounts.
The Company benefits from a diverse and granular deposit base that serves as a significant source of strength. Total deposits increased $381.6 million, or 9.5% annualized, to $16.6 billion at March 31, 2026, when compared to December 31, 2025. Excluding brokered deposits, organic deposit growth was 7% annualized. Seasonal first quarter strength is consistent with the prior year.
Customer repurchase agreements totaled $377.5 million at March 31, 2026, decreasing $11.5 million, or 3%, from December 31, 2025. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At both March 31, 2026 and December 31, 2025, long-term debt included $72.8 million related to trust preferred securities issued by trusts organized or acquired by the Company. At March 31, 2026, the average interest rate in effect on our outstanding subordinated debt related to trust preferred securities was 5.67%, compared to 5.77% at December 31, 2025. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. Other long-term debt at March 31, 2026 totaled $40.0 million and included financing obligations associated with branch properties and subordinated debt acquired through a bank acquisition.
FHLB advances totaled $775.0 million at March 31, 2026 with a weighted-average interest rate of 3.72%, compared to advances outstanding of $835.0 million at December 31, 2025 with a weighted-average interest rate of 3.82%. FHLB advances provide a flexible and collateralized source of wholesale funding.

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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $3.5 billion at both March 31, 2026 and December 31, 2025.
In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the FRB. There was no reserve requirement at March 31, 2026 or December 31, 2025.
Under FRB regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At March 31, 2026, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $277.5 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the three months ended March 31, 2026.
Capital Resources
The Company’s equity capital at March 31, 2026 increased $5.0 million from December 31, 2025 to $2.7 billion. Changes in equity included an increase from net income, partially offset by the issuance of cash dividends on common and preferred stock and the repurchase of common stock.
In conjunction with the acquisition of VBI on October 1, 2025, the Company issued non-voting convertible preferred stock, and each 1/1,000th of a share of preferred stock is convertible into one share of Seacoast common stock, subject to certain restrictions. Holders of preferred stock are entitled to receive ratable dividends when dividends are concurrently declared and payable on the shares of Seacoast common stock. See "Note 11 – Business Combinations," for further detail. The convertible preferred stock at March 31, 2026 totaled $343.1 million.

Activity in shareholders’ equity for the three months ended March 31, 2026 and 2025 follows:

	Three months ended March 31,
(In thousands)	2026	2025
Balance at beginning of period	$2,712,662	$2,183,243
Net income	31,895	31,464
Stock-based compensation expense	4,480	3,038
Common stock transactions related to stock-based employee benefit plans	840	289
Repurchase of common stock	(10,000)	—
Dividends on common stock ($0.19 per share and $0.18 per share, respectively)	(18,697)	(15,441)
Dividends on preferred stock ($0.19 per 1/1,000th share)	(2,138)	—
Change in AOCI	(1,392)	27,147
Balance at end of period	$2,717,650	$2,229,740
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

March 31, 2026	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	16.01%	15.12%	10.00%
Tier 1 Capital Ratio	14.60	13.87	8.00
CET1 Ratio	11.66	13.87	6.50
Leverage Ratio	10.40	9.87	5.00
[1]For subsidiary bank only.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without OCC approval, Seacoast Bank can pay $85.1 million of dividends to the Company.
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
The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from acquisitions were recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The company believes its trust preferred securities qualify as Tier 1 capital under FRB’s regulatory capital rules. A phase out period begins in June 2027, at which time the trust preferred securities will transition to Tier 2 capital over a three year period.
On March 19, 2026, U.S. banking regulators requested comments on three proposals to modernize the regulatory capital framework for banks of all sizes. The proposals are intended to streamline capital requirements and better align regulatory capital with risk while maintaining the safety and soundness of the banking system. Comments on all three proposals are due by June 18, 2026, and there is not yet a proposed timeline for issuance of a final rule or an implementation date. The Company is evaluating the potential impact from these proposals and will continue to monitor its status.
Critical Accounting Policies and Estimates
The Company’s critical accounting policies are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Seacoast’s Annual Report on Form 10-K for the year ended December 31, 2025. Significant accounting policies are discussed in “Note 1 – Significant Accounting Policies” in Form 10-K for the year ended December 31, 2025. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1 – Basis of Presentation” in this report. There have been no changes to the Company’s critical accounting policies during 2026.
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
The following table presents the ALCO simulation model’s projected impact of a change in interest rates on the net interest income for the 12 and 24 month periods beginning April 1, 2026, holding all balances on the balance sheet static. It is important to note that the results in the table below assume parallel shifts in the yield curve and do not take into account changes in the yield curve slope nor changes in balance sheet size or mix.

	% Change in Projected Baseline
	Net Interest Income
	March 31, 2026
Change in Interest Rates	1-12 months	13-24 months
+3.00%	0.8%	6.5%
+2.00%	1.6%	5.4%
+1.00%	1.2%	3.2%
Current	—%	—%
-1.00%	1.1%	(1.1%)
-2.00%	2.4%	(2.8%)
-3.00%	2.9%	(5.6%)
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

Effects of Inflation and Changing Prices
The condensed consolidated statements and related financial data presented herein have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.
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

Change in Interest Rates	% Change in
Economic Value of
Equity
+3.00%	(17.4)%
+2.00%	(10.6)%
+1.00%	(4.7)%
Current	—%
-1.00%	3.6%
-2.00%	6.3%
-3.00%	7.1%
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2026 and concluded that those disclosure controls and procedures are effective.
During the quarter ended March 31, 2026, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
1/1/26 to 1/31/26	8,367	$31.42	—	$150,000
2/1/26 to 2/28/26	—	31.25	201,553	143,701
3/1/26 to 3/31/26	—	31.88	116,075	140,000
Total - 1st Quarter	8,367	$31.48	317,628	$140,000
[1]Includes shares that were repurchased to pay for the exercise of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the Company’s stock repurchase plan to repurchase shares.

On December 19, 2025, the Company’s Board of Directors authorized the renewal of the Company’s share repurchase program, under which the Company may, from time to time, purchase up to $150 million of its shares of outstanding common stock. Under the share repurchase program, which will expire on December 31, 2026, repurchases will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market, by block purchase or by negotiated transactions. The amount and timing of repurchases, if any, will be based on a variety of factors, including share acquisition price, regulatory limitations, market conditions and other factors. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date.
317,628 shares of the Company’s common stock were repurchased under the program during the three months ended March 31, 2026.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Trading arrangements
There were no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company during the three months ended March 31, 2026.

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

Exhibit 3.1.13 Certificate of Designations of the Series A Non-Voting Preferred Stock of Seacoast Banking Corporation of Florida Incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K, filed October 6, 2025.

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

Exhibit 101 The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104 The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 6, 2026	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

May 6, 2026	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer