Form 10-Q
period 2026-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2026-08-04
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
OR

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

Common Stock, $0.10 Par Value – 96,822,799 shares outstanding as of June 30, 2026

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Interest and fees on loans	$188,161	$157,075	$373,892	$307,715
Interest and dividends on securities	62,574	32,512	122,665	61,927
Interest on interest-bearing deposits and other investments	4,816	3,760	9,700	7,960
Total Interest Income	255,551	193,347	506,257	377,602
Interest on deposits	44,201	40,633	88,787	84,259
Interest on time certificates	18,663	15,120	36,246	30,093
Interest on borrowed money	12,292	10,730	24,359	17,869
Total Interest Expense	75,156	66,483	149,392	132,221
Net Interest Income	180,395	126,864	356,865	245,381
Provision for credit losses	8,997	4,379	9,758	13,629
Net Interest Income after Provision for Credit Losses	171,398	122,485	347,107	231,752
Noninterest income:
Service charges on deposit accounts	7,045	5,540	13,957	10,720
Wealth management income	5,968	4,196	11,745	8,444
Mortgage banking income	2,744	685	4,910	1,089
Interchange income	2,093	1,895	4,160	3,702
Insurance agency income	1,336	1,289	3,126	2,909
BOLI income	2,609	3,380	5,226	5,848
Other	6,042	7,497	11,627	13,754
Total Noninterest Income Before Securities (Losses) Gains, Net	27,837	24,482	54,751	46,466
Securities (losses) gains, net	(59)	39	(39,587)	235
Total Noninterest Income	27,778	24,521	15,164	46,701
Noninterest expense:
Salaries and employee benefits	63,115	52,544	125,760	103,653
Outsourced data processing costs	12,242	8,525	24,237	17,029
Occupancy	9,591	7,483	18,826	14,833
Furniture and equipment	2,803	2,125	5,624	4,253
Marketing	3,525	2,958	6,992	5,706
Legal and professional fees	2,480	2,071	5,650	4,811
FDIC assessments	2,759	2,108	5,954	4,302
Amortization of intangibles	9,960	5,131	20,058	10,440
OREO expense and net loss on sale	85	8	148	249
Provision for credit losses on unfunded commitments	150	150	300	300
Merger and integration costs	8,358	2,422	16,894	3,473
Other	8,042	6,205	14,838	13,278
Total Noninterest Expense	123,110	91,730	245,281	182,327
Income Before Income Taxes	76,066	55,276	116,990	96,126
Provision for income tax expense	16,531	12,589	25,560	21,975
Net Income	59,535	42,687	91,430	74,151
Preferred dividends	2,138	—	4,275	—
Net income available to common shareholders	$57,397	$42,687	$87,155	$74,151

Net income per share of common stock
Diluted	$0.55	$0.50	$0.84	$0.87
Basic	0.55	0.50	0.85	0.87
Average common shares outstanding
Diluted	97,250	85,479	97,549	85,454
Basic	96,438	84,903	96,638	84,776

See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$59,535	$42,687	$91,430	$74,151
Other comprehensive (loss) income:
Unrealized (losses) gains on AFS securities, net of tax benefit of $2.0 million and $12.1 million for the three and six months ended June 30, 2026 and net of tax expense of $3.9 million and $12.5 million for the three and six months ended June 30, 2025	(5,556)	12,127	(37,371)	39,554
Amortization of unrealized gains on securities transferred to HTM, net of tax benefit of $3 thousand for each of the three months ended June 30, 2026 and 2025, and $7 thousand for each of the six months ended June 30, 2026 and 2025	(11)	(11)	(21)	(21)
Reclassification adjustment for losses included in net income, net of tax benefit of $10.0 million for the six months ended June 30, 2026	—	—	29,450	—
Unrealized gains on derivatives designated as fair value hedges, net of reclassifications to income, net of tax expense of $0.1 million and $9 thousand for the three and six months ended June 30, 2025	—	297	—	27
Unrealized gains on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $28 thousand and $0.4 million for the three and six months ended June 30, 2026	84	—	1,067	—
Total other comprehensive (loss) income	$(5,483)	$12,413	$(6,875)	$39,560

Comprehensive Income	$54,052	$55,100	$84,555	$113,711
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2026	December 31, 2025
(In thousands, except share data)
Assets
Cash and due from banks	$191,965	$181,429
Interest-bearing deposits with other banks	237,979	207,116
Total cash and cash equivalents	429,944	388,545
Time deposits with other banks	747	14,424
Debt securities:
Securities AFS (at fair value)	5,174,602	5,164,567
Securities HTM (fair value $465.7 million at June 30, 2026 and $489.6 million at December 31, 2025)	564,067	586,178
Total debt securities	5,738,669	5,750,745
Loans held for sale	18,565	16,297
Loans	13,145,439	12,627,984
ACL	(182,050)	(178,803)
Loans, net of ACL	12,963,389	12,449,181
Bank premises and equipment, net	161,008	160,139
Goodwill	1,034,997	1,034,735
Other intangible assets, net	174,486	195,704
BOLI	335,783	330,563
Net DTAs	64,502	66,579
Other assets	437,982	435,419
Total Assets	$21,360,072	$20,842,331
Liabilities
Deposits	$16,792,295	$16,256,343
Securities sold under agreements to repurchase	373,095	389,003
FHLB borrowings	835,000	835,000
Long-term debt, net	112,910	112,761
Other liabilities	172,842	193,437
Total Liabilities	18,286,142	17,786,544
Convertible preferred stock, par value $0.10 per share authorized 4,000,000 shares, issued 11,250 and outstanding 11,250 shares at June 30, 2026 and December 31, 2025	343,125	343,125
Shareholders’ Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 98,778,599 and outstanding 96,822,799 at June 30, 2026, and authorized 120,000,000, issued 98,728,878 and outstanding 97,927,843 shares at December 31, 2025	9,878	9,873
Additional paid-in capital	2,208,511	2,197,549
Retained earnings	653,623	603,793
Treasury stock	(57,137)	(21,358)
Total Shareholders' Equity Before Accumulated Other Comprehensive Loss, Net	2,814,875	2,789,857
Accumulated other comprehensive loss, net	(84,070)	(77,195)
Total Shareholders’ Equity	2,730,805	2,712,662
Total Liabilities, Convertible Preferred Stock and Shareholders’ Equity	$21,360,072	$20,842,331
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash Flows from Operating Activities
Net income	$91,430	$74,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,721	4,425
Accretion of discounts on securities, net	(9,222)	(1,974)
Amortization of operating lease ROUAs	5,215	4,487
Other amortization and accretion, net	9,380	1,280
Stock-based compensation	10,000	6,996
Origination of loans designated for sale	(160,001)	(44,862)
Sale of loans designated for sale	161,956	56,171
Provision for credit losses	9,758	13,629
Deferred income taxes	3,801	3,195
Losses (gains) on securities	39,587	(235)
Gains on sale of loans	(4,119)	(3,025)
Losses (gains) on sale and write-downs of bank premises, equipment and OREO	212	(15)
Changes in operating assets and liabilities:
Net increase in other assets	(9,546)	(11,699)
Net (decrease) increase in other liabilities	(20,654)	809
Net cash provided by operating activities	$133,518	$103,333

Cash Flows from Investing Activities
Maturities and repayments of debt securities AFS	348,441	208,717
Maturities and repayments of debt securities HTM	21,997	21,920
Proceeds from sale of debt securities AFS	277,155	—
Purchases of debt securities AFS	(675,752)	(794,370)
Maturities and redemptions of time deposits with other banks	13,677	1,721
Net new loans and principal repayments	(525,865)	(323,887)
Proceeds from the sale of loans held for investment	13,531	14,510
Proceeds from sale of OREO	989	2,707
Proceeds from sale of FHLB and Federal Reserve Bank stock	34,923	22,802
Purchase of FHLB and Federal Reserve Bank stock	(37,918)	(45,762)
Proceeds from BOLI death benefit	—	1,962
Additions to bank premises and equipment	(6,766)	(4,637)
Net cash used in investing activities	$(535,588)	$(894,317)
 See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash Flows from Financing Activities
Net increase in deposits	$535,952	$255,171
Net decrease in repurchase agreements	(15,908)	(45,981)
Net increase of FHLB borrowings with original maturities of three months or less	150,000	100,000
Repayments of FHLB borrowings with original maturities of more than three months	(560,000)	(30,000)
Proceeds from FHLB borrowings with original maturities of more than three months	410,000	400,000
Stock-based employee benefit plans	(1,648)	(1,425)
Repurchase of common stock	(33,327)	—
Dividends paid	(41,600)	(30,960)
Net cash provided by financing activities	$443,469	$646,805
Net increase (decrease) in cash and cash equivalents	41,399	(144,179)
Cash and cash equivalents at beginning of period	388,545	476,607
Cash and cash equivalents at end of period	$429,944	$332,428

Supplemental disclosure of cash flow information:
Cash paid for interest	$151,295	$132,851
Cash paid for taxes, net	16,910	5,380
Recognition of operating lease ROUAs, other than through bank acquisitions, net of terminations	2,786	7,796
Recognition of operating lease liabilities, other than through bank acquisitions, net of terminations	2,824	7,796
Supplemental disclosure of non-cash investing activities:
Transfers from loans to OREO	—	1,116
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (Unaudited)

			Shareholders' Equity
	Convertible Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount	Shares	Amount					Total
Balance at March 31, 2026	11	$343,125	97,665	$9,878	$2,202,879	$614,853	$(31,373)	$(78,587)	$2,717,650
Comprehensive income (loss)	—	—	—	—	—	59,535	—	(5,483)	54,052
Stock-based compensation expense	—	—	—	—	5,520	—	—	—	5,520
Common stock transactions related to stock-based employee benefit plans	—	—	(90)	—	112	—	(2,600)	—	(2,488)
Repurchase of common stock	—	—	(752)	—	—	—	(23,164)	—	(23,164)
Dividends on common stock ($0.19 per share)	—	—	—	—	—	(18,628)	—	—	(18,628)
Dividends on preferred stock ($0.19 per 1,000th share)	—	—	—	—	—	(2,137)	—	—	(2,137)
Three months ended June 30, 2026	—	—	(842)	—	5,632	38,770	(25,764)	(5,483)	13,155
Balance at June 30, 2026	11	$343,125	96,823	$9,878	$2,208,511	$653,623	$(57,137)	$(84,070)	$2,730,805

			Shareholders' Equity
	Convertible Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2025	11	$343,125	97,928	$9,873	$2,197,549	$603,793	$(21,358)	$(77,195)	$2,712,662
Comprehensive income (loss)	—	—	—	—	—	91,430	—	(6,875)	84,555
Stock-based compensation expense	—	—	—	—	10,000	—	—	—	10,000
Common stock transactions related to stock-based employee benefit plans	—	—	(35)	5	962	—	(2,615)	—	(1,648)
Repurchase of common stock	—	—	(1,070)	—	—	—	(33,164)	—	(33,164)
Dividends on common stock ($0.38 per share)	—	—	—	—	—	(37,325)	—	—	(37,325)
Dividends on preferred stock ($0.38 per 1,000th share)	—	—	—	—	—	(4,275)	—	—	(4,275)
Six months ended June 30, 2026	—	—	(1,105)	5	10,962	49,830	(35,779)	(6,875)	18,143
Balance at June 30, 2026	11	$343,125	96,823	$9,878	$2,208,511	$653,623	$(57,137)	$(84,070)	$2,730,805

			Shareholders' Equity
	Convertible Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount	Shares	Amount					Total
Balance at March 31, 2025	—	$—	85,618	$8,633	$1,828,234	$542,665	$(19,072)	$(130,720)	$2,229,740
Comprehensive income	—	—	—	—	—	42,687	—	12,413	55,100
Stock-based compensation expense	—	—	—	—	3,958	—	—	—	3,958
Common stock transactions related to stock-based employee benefit plans	—	—	330	40	(34)	—	(1,720)	—	(1,714)
Dividends on common stock ($0.18 per share)	—	—	—	—	—	(15,519)	—	—	(15,519)
Three months ended June 30, 2025	—	—	330	40	3,924	27,168	(1,720)	12,413	41,825
Balance at June 30, 2025	—	$—	85,948	$8,673	$1,832,158	$569,833	$(20,792)	$(118,307)	$2,271,565

			Shareholders' Equity
	Convertible Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2024	—	$—	85,568	$8,628	$1,824,935	$526,642	$(19,095)	$(157,867)	$2,183,243
Comprehensive income	—	—	—	—	—	74,151	—	39,560	113,711
Stock-based compensation expense	—	—	—	—	6,996	—	—	—	6,996
Common stock transactions related to stock-based employee benefit plans	—	—	380	45	227	—	(1,697)	—	(1,425)
Dividends on common stock ($0.36 per share)	—	—	—	—	—	(30,960)	—	—	(30,960)
Six months ended June 30, 2025	—	—	380	45	7,223	43,191	(1,697)	39,560	88,322
Balance at June 30, 2025	—	$—	85,948	$8,673	$1,832,158	$569,833	$(20,792)	$(118,307)	$2,271,565

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
Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
In November 2025, the FASB issued ASU 2025-08, Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 requires that purchased seasoned loans be accounted for using the gross-up approach. The gross-up approach requires recognition of an ACL for the estimate of credit losses at the acquisition date. The ACL is recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the date of adoption and the impact of the changes to its consolidated financial statements and existing disclosures.
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
For each of the three and six month periods ended June 30, 2026, options to purchase 1,505 shares of the Company's common stock were anti-dilutive. Options to purchase shares of the Company’s common stock totaling 328,775 and 327,799, respectively, for the three and six months ended June 30, 2025, were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Basic EPS
Net income	$59,535	$42,687	$91,430	$74,151
Less preferred stock dividends	(2,138)	—	(4,275)	—
Net income available to common shareholders	57,397	42,687	87,155	74,151
Less allocation of earnings to preferred stock	(4,087)	—	(5,265)	—
Net income available to common shareholders after allocation of earnings to preferred stock	$53,310	$42,687	$81,890	$74,151
Average common shares outstanding	96,438	84,903	96,638	84,776
Net income per share	$0.55	$0.50	$0.85	$0.87

Diluted EPS
Net income available to common shareholders	$57,397	$42,687	$87,155	$74,151
Less allocation of earnings to preferred stock	(4,056)	—	(5,221)	—
Net income available to common shareholders after allocation of earnings to preferred stock	$53,341	$42,687	$81,934	$74,151
Average common shares outstanding	96,438	84,903	96,638	84,776
Add: Dilutive effect of employee restricted stock and stock options	812	576	911	678
Average diluted shares outstanding	97,250	85,479	97,549	85,454
Net income per share	$0.55	$0.50	$0.84	$0.87

Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of debt securities AFS and HTM at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$61,647	$165	$(941)	$60,871
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	3,779,175	19,016	(121,168)	3,677,023
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	361,779	2,635	(4,986)	359,428
Private mortgage-backed securities and collateralized mortgage obligations	85,347	214	(5,074)	80,487
CLOs	419,898	515	(858)	419,555
Obligations of state and political subdivisions	334,172	1,520	(1,143)	334,549
Other debt securities	244,314	319	(1,944)	242,689
Totals	$5,286,332	$24,384	$(136,114)	$5,174,602
HTM Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$477,449	$—	$(92,085)	$385,364
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	86,618	—	(6,264)	80,354
Totals	$564,067	$—	$(98,349)	$465,718

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$54,831	$365	$(451)	$54,745
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	3,681,499	41,388	(135,388)	3,587,499
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	395,165	4,636	(5,928)	393,873
Private mortgage-backed securities and collateralized mortgage obligations	131,846	561	(5,010)	127,397
CLOs	423,864	636	(512)	423,988
Obligations of state and political subdivisions	336,417	651	(2,520)	334,548
Other debt securities	242,672	421	(576)	242,517
Totals	$5,266,294	$48,658	$(150,385)	$5,164,567
HTM Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$498,931	$—	$(90,696)	$408,235
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	87,247	—	(5,922)	81,325
Totals	$586,178	$—	$(96,618)	$489,560

During the three months ended June 30, 2026 and June 30, 2025, there were no sales of securities. During the six months ended June 30, 2026, debt securities with a fair value of $277.2 million, were sold with gross losses of $39.5 million. During the six months ended June 30, 2025, there were no sales of securities. Included in “Securities (losses) gains, net” on the Consolidated Statements of Income are decreases of $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2026, and increases of $39.2 thousand and $0.2 million, respectively, for the three and six months ended June 30, 2025 in the value of investments in mutual funds that invest in CRA-qualified debt securities.
At June 30, 2026, debt securities with a fair value of $1.8 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities HTM and AFS as of June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$6,280	$6,285
Due after one year through five years	—	—	3,599	3,550
Due after five years through ten years	—	—	50,338	49,125
Due after ten years	—	—	335,602	336,460
	—	—	395,819	395,420

Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	477,449	385,364	3,779,175	3,677,023
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	86,618	80,354	361,779	359,428
Private mortgage-backed securities and collateralized mortgage obligations	—	—	85,347	80,487
CLOs	—	—	419,898	419,555
Other debt securities	—	—	244,314	242,689
Totals	$564,067	$465,718	$5,286,332	$5,174,602

The estimated fair value of a security is determined based on market quotations, when available, or, if not available, by using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, or using observable market data. The tables below indicate the fair value of AFS debt securities with unrealized losses for which no allowance for credit losses has been recorded. Information pertaining to our securities with gross unrealized losses at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss positions is as follows:

	June 30, 2026
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$36,499	$(504)	$10,743	$(437)	$47,242	$(941)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	1,796,397	(23,331)	431,657	(97,837)	2,228,054	(121,168)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	136,722	(473)	77,674	(4,513)	214,396	(4,986)
Private mortgage-backed securities and collateralized mortgage obligations	894	(1)	68,579	(5,073)	69,473	(5,074)
CLOs	284,100	(575)	56,235	(283)	340,335	(858)
Obligations of state and political subdivisions	82,243	(240)	5,902	(903)	88,145	(1,143)
Other debt securities	139,014	(1,944)	—	—	139,014	(1,944)
Totals	$2,475,869	$(27,068)	$650,790	$(109,046)	$3,126,659	$(136,114)
[1]Comprised of 477 individual securities.

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$21,846	$(31)	$13,932	$(420)	$35,778	$(451)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	378,739	(1,625)	730,551	(133,763)	1,109,290	(135,388)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	90,765	(61)	95,090	(5,867)	185,855	(5,928)
Private mortgage-backed securities and collateralized mortgage obligations	969	(1)	76,829	(5,009)	77,798	(5,010)
CLOs	211,052	(320)	38,882	(192)	249,934	(512)
Obligations of state and political subdivisions	244,168	(1,445)	5,730	(1,075)	249,898	(2,520)
Other debt securities	132,345	(576)	—	—	132,345	(576)
Totals	$1,079,884	$(4,059)	$961,014	$(146,326)	$2,040,898	$(150,385)
[1]Comprised of 383 individual securities.
At June 30, 2026, the Company had unrealized losses of $0.9 million on U.S. Treasury securities and obligations of U.S. government agencies having a fair value of $47.2 million. These securities are either explicitly or implicitly guaranteed by the full faith and credit of the U.S. government. The Company does not expect individual securities issued by the U.S. Treasury, a U.S. agency, or a sponsored U.S. agency to incur future losses of principal. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2026, no allowance has been recorded.
At June 30, 2026, the Company had unrealized losses of $126.2 million on commercial and residential mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $2.4 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2026, no allowance has been recorded.
At June 30, 2026, the Company had $5.1 million of unrealized losses on private label residential mortgage-backed securities and collateralized mortgage obligations having a fair value of $69.5 million. The securities have weighted-average credit support of 22%. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2026, no allowance has been recorded.
At June 30, 2026, the Company had $0.9 million of unrealized losses in floating rate CLOs having a fair value of $340.3 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of June 30, 2026, all positions held by the Company are in AAA and AA tranches, with weighted-average credit support of 38% and 24%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at June 30, 2026, no allowance has been recorded.
At June 30, 2026, the Company had $1.1 million of unrealized losses on municipal securities having a fair value of $88.1 million and $1.9 million of unrealized losses on other debt securities having a fair value of $139.0 million. These securities are highly rated issuances, all of which are continuing to make timely contractual payments. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. As a result, as of June 30, 2026, no allowance has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments, and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if a default were to occur. As a result, as of June 30, 2026, no allowance has been recorded. The Company has the intent and ability to hold these securities until maturity.
Included in Other assets at June 30, 2026 and December 31, 2025 is $138.6 million and $135.6 million, respectively, of FHLB and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $26.8 million and $0.9 million, respectively, at June 30, 2026, and $24.5 million and $1.0 million, respectively, at December 31, 2025, is included in Other assets. Also included in Other assets are investments in CRA-qualified mutual funds carried at fair value of $13.8 million and $13.9 million at June 30, 2026 and December 31, 2025, respectively.

Note 4 – Loans
The following tables present net loan balances by segment for portfolio loans, PCD loans and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as of:

	June 30, 2026
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$794,081	$62,098	$537	$856,716
CRE - owner occupied	1,659,160	442,721	19,972	2,121,853
CRE - non-owner occupied	3,012,846	1,097,308	127,409	4,237,563
Residential real estate	2,346,776	881,319	30,179	3,258,274
Commercial and financial	2,065,311	398,241	13,774	2,477,326
Consumer	150,865	42,485	357	193,707
Totals	$10,029,039	$2,924,172	$192,228	$13,145,439

	December 31, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$579,141	$141,326	$3,463	$723,930
CRE - owner occupied	1,505,798	509,118	28,709	2,043,625
CRE - non-owner occupied	2,911,189	1,193,351	150,452	4,254,992
Residential real estate	2,101,868	963,836	33,155	3,098,859
Commercial and financial	1,828,038	476,130	16,821	2,320,989
Consumer	141,768	43,321	500	185,589
Totals	$9,067,802	$3,327,082	$233,100	$12,627,984
The amortized cost basis of loans included net deferred costs of $45.2 million at June 30, 2026 and $46.3 million at December 31, 2025. At June 30, 2026, the remaining fair value adjustments on acquired loans were $129.2 million, or 4.0% of the outstanding acquired loan balances, compared to $150.0 million, or 4.0% of the acquired loan balances at December 31, 2025. The net discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other assets and was $46.1 million and $45.7 million at June 30, 2026 and December 31, 2025, respectively.

The following tables present the status of net loan balances as of June 30, 2026 and December 31, 2025.

	June 30, 2026
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$791,139	$2,127	$73	$—	$742	$794,081
CRE - owner occupied	1,638,760	1,232	448	—	18,720	1,659,160
CRE - non-owner occupied	3,011,779	1,067	—	—	—	3,012,846
Residential real estate	2,326,815	1,960	615	—	17,386	2,346,776
Commercial and financial	2,046,472	7,248	176	—	11,415	2,065,311
Consumer	150,243	163	154	—	305	150,865
Total Portfolio Loans	$9,965,208	$13,797	$1,466	$—	$48,568	$10,029,039

Acquired Non-PCD Loans
Construction and land development	$61,171	$—	$—	$—	$927	$62,098
CRE - owner occupied	438,469	1,124	—	—	3,128	442,721
CRE - non-owner occupied	1,090,607	373	502	—	5,826	1,097,308
Residential real estate	870,763	975	73	—	9,508	881,319
Commercial and financial	397,296	642	—	—	303	398,241
Consumer	40,756	76	1	—	1,652	42,485
Total Acquired Non-PCD Loans	$2,899,062	$3,190	$576	$—	$21,344	$2,924,172

PCD Loans
Construction and land development	$66	$—	$—	$—	$471	$537
CRE - owner occupied	19,360	73	—	—	539	19,972
CRE - non-owner occupied	114,340	—	—	—	13,069	127,409
Residential real estate	28,060	315	119	—	1,685	30,179
Commercial and financial	12,398	—	515	—	861	13,774
Consumer	344	5	4	—	4	357
Total PCD Loans	$174,568	$393	$638	$—	$16,629	$192,228

Total Loans	$13,038,838	$17,380	$2,680	$—	$86,541	$13,145,439

	December 31, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$577,467	$60	$—	$—	$1,614	$579,141
CRE - owner occupied	1,489,257	2,313	—	—	14,228	1,505,798
CRE - non-owner occupied	2,908,789	1,735	271	—	394	2,911,189
Residential real estate	2,091,065	4,618	364	—	5,821	2,101,868
Commercial and financial	1,807,012	11,518	19	—	9,489	1,828,038
Consumer	140,679	454	28	—	607	141,768
Total Portfolio Loans	$9,014,269	$20,698	$682	$—	$32,153	$9,067,802

Acquired Non-PCD Loans
Construction and land development	$140,286	$—	$—	$—	$1,040	$141,326
CRE - owner occupied	504,275	204	39	—	4,600	509,118
CRE - non-owner occupied	1,187,231	151	—	—	5,969	1,193,351
Residential real estate	954,820	3,609	195	124	5,088	963,836
Commercial and financial	470,768	50	4,785	—	527	476,130
Consumer	41,103	37	—	—	2,181	43,321
Total Acquired Non-PCD Loans	$3,298,483	$4,051	$5,019	$124	$19,405	$3,327,082

PCD Loans
Construction and land development	$98	$—	$—	$—	$3,365	$3,463
CRE - owner occupied	26,652	—	219	—	1,838	28,709
CRE - non-owner occupied	137,051	389	—	—	13,012	150,452
Residential real estate	30,018	993	833	118	1,193	33,155
Commercial and financial	15,786	—	—	—	1,035	16,821
Consumer	468	30	2	—	—	500
Total PCD Loans	$210,073	$1,412	$1,054	$118	$20,443	$233,100

Total Loans	$12,522,825	$26,161	$6,755	$242	$72,001	$12,627,984

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is paid down to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized interest income on nonaccrual loans of $0.9 million and $1.5 million during the three months ended June 30, 2026 and June 30, 2025, respectively. The Company recognized $1.8 million and $2.2 million in interest income on nonaccrual loans during the six months ended June 30, 2026 and June 30, 2025, respectively.

The following tables present net balances of loans on nonaccrual status as of:

	June 30, 2026
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$471	$1,669	$2,140
CRE - owner occupied	17,633	4,754	22,387
CRE - non-owner occupied	17,593	1,302	18,895
Residential real estate	12,564	16,015	28,579
Commercial and financial	7,173	5,406	12,579
Consumer	—	1,961	1,961
Totals	$55,434	$31,107	$86,541

	December 31, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$4,207	$1,812	$6,019
CRE - owner occupied	15,546	5,120	20,666
CRE - non-owner occupied	18,202	1,173	19,375
Residential real estate	1,448	10,654	12,102
Commercial and financial	3,842	7,209	11,051
Consumer	—	2,788	2,788
Totals	$43,245	$28,756	$72,001

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

The following tables present the risk rating of loans and year-to-date1 gross charge offs by year of origination as of:

	June 30, 2026
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Converted to Term	Total
Construction and land development
Risk Ratings:
Pass	$76,768	$274,636	$277,604	$56,032	$22,250	$48,085	$89,562	$—	$844,937
Special Mention	—	—	9,466	—	—	86	—	—	9,552
Substandard	—	—	—	49	—	1,017	1,161	—	2,227
Doubtful	—	—	—	—	—	—	—	—	—
Total	$76,768	$274,636	$287,070	$56,081	$22,250	$49,188	$90,723	$—	$856,716
Gross Charge Offs	$—	$—	$—	$—	$—	$34	$—	$—	$34
CRE - owner occupied
Risk Ratings:
Pass	$260,731	$363,881	$182,332	$146,499	$217,846	$842,261	$32,534	$—	$2,046,084
Special Mention	—	—	7,887	869	3,687	12,535	522	—	25,500
Substandard	—	1,314	3,402	13,850	6,658	25,015	30	—	50,269
Doubtful	—	—	—	—	—	—	—	—	—
Total	$260,731	$365,195	$193,621	$161,218	$228,191	$879,811	$33,086	$—	$2,121,853
Gross Charge Offs	$—	$—	$—	$—	$16	$6	$—	$—	$22
CRE - non-owner occupied
Risk Ratings:
Pass	$359,445	$663,539	$457,787	$291,975	$767,088	$1,490,926	$17,821	$—	$4,048,581
Special Mention	—	—	48,994	12,478	41,995	28,457	8,796	—	140,720
Substandard	—	1,230	108	360	26,176	20,388	—	—	48,262
Doubtful	—	—	—	—	—	—	—	—	—
Total	$359,445	$664,769	$506,889	$304,813	$835,259	$1,539,771	$26,617	$—	$4,237,563
Gross Charge Offs	$—	$—	$—	$459	$593	$16	$—	$—	$1,068
Residential real estate
Risk Ratings:
Pass	$292,458	$232,085	$171,900	$171,375	$461,698	$1,127,013	$658,887	$95,582	$3,210,998
Special Mention	—	27	272	217	—	834	4,203	347	5,900
Substandard	—	51	1,408	4,727	4,040	15,211	13,332	2,607	41,376
Doubtful	—	—	—	—	—	—	—	—	—
Total	$292,458	$232,163	$173,580	$176,319	$465,738	$1,143,058	$676,422	$98,536	$3,258,274
Gross Charge Offs	$—	$—	$—	$—	$164	$85	$106	$—	$355
Commercial and financial
Risk Ratings:
Pass	$243,723	$577,918	$369,451	$129,608	$206,015	$299,287	$599,494	$—	$2,425,496
Special Mention	473	6,107	1,881	3,019	1,328	1,204	6,580	—	20,592
Substandard	—	1,615	2,092	3,317	4,463	13,165	6,586	—	31,238
Doubtful	—	—	—	—	—	—	—	—	—
Total	$244,196	$585,640	$373,424	$135,944	$211,806	$313,656	$612,660	$—	$2,477,326
Gross Charge Offs	$—	$—	$43	$71	$7	$3,271	$2,447	$—	$5,839
Consumer
Risk Ratings:
Pass	$7,836	$12,804	$11,566	$6,047	$16,893	$44,599	$91,207	$—	$190,952
Special Mention	—	43	31	4	78	28	89	—	273
Substandard	32	15	69	21	1,740	575	30	—	2,482
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,868	$12,862	$11,666	$6,072	$18,711	$45,202	$91,326	$—	$193,707
Gross Charge Offs	$812	$56	$38	$126	$23	$76	$82	$—	$1,213
Consolidated
Total	$1,241,466	$2,135,265	$1,546,250	$840,447	$1,781,955	$3,970,686	$1,530,834	$98,536	$13,145,439
Gross Charge Offs[1]	$812	$56	$81	$656	$803	$3,488	$2,635	$—	$8,531
1Represents gross charge-offs for the six months ended June 30, 2026

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Construction and land development
Risk Ratings:
Pass	$121,237	$332,530	$57,222	$41,967	$38,085	$31,055	$87,508	$—	$709,604
Special Mention	—	—	—	—	4,914	348	—	—	5,262
Substandard	999	—	3,819	2,095	—	965	1,186	—	9,064
Doubtful	—	—	—	—	—	—	—	—	—
Total	$122,236	$332,530	$61,041	$44,062	$42,999	$32,368	$88,694	$—	$723,930
Gross Charge Offs	$—	$—	$115	$—	$24	$17	$—	$—	$156
CRE - owner occupied
Risk Ratings:
Pass	$405,841	$180,447	$156,256	$235,989	$241,758	$703,744	$29,882	$—	$1,953,917
Special Mention	—	7,380	2,816	966	5,319	12,838	398	—	29,717
Substandard	—	3,464	11,342	17,878	2,194	25,038	75	—	59,991
Doubtful	—	—	—	—	—	—	—	—	—
Total	$405,841	$191,291	$170,414	$254,833	$249,271	$741,620	$30,355	$—	$2,043,625
Gross Charge Offs	$—	$—	$—	$238	$—	$490	$—	$—	$728
CRE - non-owner occupied
Risk Ratings:
Pass	$704,003	$538,748	$318,106	$848,500	$552,105	$1,084,106	$31,102	$—	$4,076,670
Special Mention	—	22	8,984	44,738	9,781	42,347	—	—	105,872
Substandard	—	—	—	39,559	9,061	23,830	—	—	72,450
Doubtful	—	—	—	—	—	—	—	—	—
Total	$704,003	$538,770	$327,090	$932,797	$570,947	$1,150,283	$31,102	$—	$4,254,992
Gross Charge Offs	$—	$—	$—	$—	$—	$420	$—	$—	$420
Residential real estate
Risk Ratings:
Pass	$272,509	$196,766	$185,686	$476,581	$610,708	$569,549	$662,764	$96,123	$3,070,686
Special Mention	—	476	78	1,527	—	663	5,068	174	7,986
Substandard	—	318	113	2,120	5,079	6,630	4,810	1,117	20,187
Doubtful	—	—	—	—	—	—	—	—	—
Total	$272,509	$197,560	$185,877	$480,228	$615,787	$576,842	$672,642	$97,414	$3,098,859
Gross Charge Offs	$—	$—	$—	$145	$210	$36	$19	$—	$410
Commercial and financial
Risk Ratings:
Pass	$582,118	$414,134	$151,321	$252,087	$215,002	$167,651	$495,663	$—	$2,277,976
Special Mention	—	1,286	110	584	2,229	6,312	3,570	—	14,091
Substandard	—	716	2,944	5,067	6,538	6,211	6,850	—	28,326
Doubtful	—	—	—	—	596	—	—	—	596
Total	$582,118	$416,136	$154,375	$257,738	$224,365	$180,174	$506,083	$—	$2,320,989
Gross Charge Offs	$—	$—	$85	$2,075	$1,231	$9,637	$2,493	$—	$15,521
Consumer
Risk Ratings:
Pass	$16,392	$13,716	$9,603	$19,441	$15,123	$36,026	$72,246	$—	$182,547
Special Mention	15	33	—	2	—	12	168	—	230
Substandard	4	13	23	2,261	—	461	50	—	2,812
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,411	$13,762	$9,626	$21,704	$15,123	$36,499	$72,464	$—	$185,589
Gross Charge Offs	$842	$201	$62	$1,294	$108	$42	$238	$—	$2,787
Consolidated
Total	$2,103,118	$1,690,049	$908,423	$1,991,362	$1,718,492	$2,717,786	$1,401,340	$97,414	$12,627,984
Gross Charge Offs[1]	$842	$201	$262	$3,752	$1,573	$10,642	$2,750	$—	$20,022
1Represents gross charge-offs for the year ended December 31, 2025.

TBMs
The following tables present the amortized cost of TBM loans that were modified during the three and six months ended June 30, 2026 and June 30, 2025.

	Three Months Ended June 30, 2026
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total	% of Total Class of Loans
CRE - owner occupied	$—	$30	$30	—%
Residential real estate	—	53	53	—
Totals	$—	$83	$83	—%

	Three Months Ended June 30, 2025
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total	% of Total Class of Loans
Residential real estate	$—	$170	$170	0.01%
Commercial and financial	—	1,511	1,511	0.09
Totals	$—	$1,681	$1,681	0.02%

	Six Months Ended June 30, 2026
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total	% of Total Class of Loans
CRE - owner occupied	$—	$30	$30	—%
CRE - non-owner occupied	—	6,201	6,201	0.15
Residential real estate	—	127	127	—
Commercial and financial	—	544	544	0.02
Consumer	—	4	4	—
Totals	$—	$6,906	$6,906	0.05%

	Six Months Ended June 30, 2025
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total	% of Total Class of Loans
CRE - owner occupied	$81	$—	$81	—%
Residential real estate	—	239	239	0.01
Commercial and financial	71	2,873	2,944	0.17
Totals	$152	$3,112	$3,264	0.03%
There were no unfunded lending related commitments associated with TBMs as of June 30, 2026 and June 30, 2025.

The following tables present the payment status of TBM loans that were modified in the twelve months prior to June 30, 2026 and in the twelve months prior to June 30, 2025.

	June 30, 2026
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
CRE - owner occupied	244	—	—	—	30	274
CRE - non-owner occupied	6,201	—	—	—	—	6,201
Residential real estate	85	—	—	—	337	422
Commercial and financial	673	—	—	—	88	761
Consumer	4	—	—	—	1	5
Totals	$7,207	$—	$—	$—	$456	$7,663

	June 30, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Construction and land development	$110	$—	$—	$—	$—	$110
CRE - owner occupied	81	—	—	—	—	81
Residential real estate	6	—	—	—	464	470
Commercial and financial	1,532	—	—	—	1,843	3,375
Totals	$1,729	$—	$—	$—	$2,307	$4,036
TBM loans that experienced a payment default and that were modified in the 12 months preceding the default were immaterial for each period presented.

Note 5 – Allowance for Credit Losses
Activity in the ACL is summarized as follows:

	Three Months Ended June 30, 2026
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$8,855	$(230)	$—	$16	$8,641
CRE - owner occupied	18,582	4,437	—	14	23,033
CRE - non-owner occupied	55,271	1,440	(1,052)	116	55,775
Residential real estate	52,394	(2,201)	(97)	24	50,120
Commercial and financial	34,252	5,289	(2,942)	780	37,379
Consumer	6,898	262	(513)	455	7,102
Totals	$176,252	$8,997	$(4,604)	$1,405	$182,050

	Three Months Ended June 30, 2025
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,772	$(221)	$—	$5	$6,556
CRE - owner occupied	12,598	343	—	1	12,942
CRE - non-owner occupied	45,191	1,055	—	381	46,627
Residential real estate	40,348	1,544	(225)	20	41,687
Commercial and financial	27,611	1,903	(3,263)	858	27,109
Consumer	7,747	(245)	(438)	199	7,263
Totals	$140,267	$4,379	$(3,926)	$1,464	$142,184

	Six Months Ended June 30, 2026
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$9,740	$(1,170)	$(34)	$105	$8,641
CRE - owner occupied	16,528	6,299	(22)	228	23,033
CRE - non-owner occupied	56,143	576	(1,068)	124	55,775
Residential real estate	51,297	(856)	(355)	34	50,120
Commercial and financial	37,943	4,337	(5,839)	938	37,379
Consumer	7,152	572	(1,213)	591	7,102
Totals	$178,803	$9,758	$(8,531)	$2,020	$182,050

	Six Months Ended June 30, 2025
(In thousands)	Beginning Balance	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$7,252	$(704)	$—	$8	$6,556
CRE - owner occupied	11,825	1,115	—	2	12,942
CRE - non-owner occupied	43,866	1,933	(320)	1,148	46,627
Residential real estate	39,168	2,704	(226)	41	41,687
Commercial and financial	27,533	8,337	(9,732)	971	27,109
Consumer	8,411	244	(1,925)	533	7,263
Totals	$138,055	$13,629	$(12,203)	$2,703	$142,184

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
As of June 30, 2026 and December 31, 2025, the Company utilized a multiple scenario model comprised of a blend of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the scenarios, including continued actions taken by the Federal Reserve regarding monetary policy and changes in interest rates and the potential impact of those actions. Outcomes could differ from the scenarios utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.
The following section discusses changes in the level of the ACL for the three months ended June 30, 2026.
The allowance increased $5.8 million, or 3.3%, during the second quarter of 2026 to $182.1 million, representing 1.38% of loans held for investment as of June 30, 2026.
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
In the CRE - owner-occupied segment, the allowance increased due to an increase in loan balances and an increase in expected losses driven by a combination of risk characteristics. Risk characteristics include, but are not limited to, collateral type, note structure and loan seasoning.
In the CRE - non-owner-occupied segment, the allowance increase is driven by an increase in loan balances. Repayment is often dependent upon rental income from the successful operation of the underlying property or from the sale of the property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.
The Residential real estate segment includes residential mortgage, home equity loans, and HELOCs. The decrease in the allowance is reflective of a decrease in expected losses given the portfolio’s strong credit performance, favorable asset quality trends, substantial collateral support, and progression of the integration of the acquired VBI portfolio. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, LTV ratios, and loan seasoning.
In the Commercial and financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The allowance increased in the second quarter due to an increase in loan balances. Industry, collateral type, estimated collateral values, and loan seasoning are among the relevant factors in assessing expected losses.

Consumer loans include installment and revolving lines, loans for automobiles, boats, and other personal or family purposes. Risk characteristics considered for this segment include, but are not limited to, collateral type, LTV ratios, loan seasoning, and FICO scores. The increase in allowance for consumer loans was driven by an increase in loan balances.
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
Cash Flow Hedges
The Company periodically enters into contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain segments of its variable-rate loans. During the fourth quarter of 2025, the Company entered into three interest rate caps, each with a notional amount of $100.0 million, maturing in November 2030 and December 2030. The Company considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates and has designated them as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recognized in Other comprehensive income. Amortization of the premium paid on cash flow hedges is recognized in earnings over the term of the hedge in the same caption as the hedged item. For the three and six months ended June 30, 2026, the Company recognized $0.1 million and $1.4 million, respectively, through Other comprehensive income, and reclassified $0.1 million and $0.3 million, respectively, out of AOCI and into Interest Income. Over the next twelve months the Company expects to reclassify $0.6 million from AOCI into Interest Income related to these agreements.
Fair Value Hedges
The Company periodically enters into interest rate swap contracts to hedge the risk of changes in fair value of the AFS securities portfolio due to changes in SOFR. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in Other comprehensive income. These derivative instruments are primarily for risk management purposes. There were no securities fair value hedges during the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company recognized through Other comprehensive income, net losses of $0.1 million and $0.4 million, respectively, and reclassified net losses of $0.5 million in each period out of AOCI into interest income.
The Company has entered into interest rate swap contracts to hedge the risk of changes in the fair value of a pool of residential mortgages due to changes in SOFR. These fair value hedges utilize the portfolio layer method. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in interest income. These derivative instruments are primarily for risk management purposes. For each of the three and six months ended June 30, 2026, the Company recognized losses through interest income of $0.1 million. For the three and six months ended June 30, 2025, the Company recognized losses of $0.1 million and $17 thousand, respectively, through interest income.
Economic Hedges
The Company enters into commitments to originate mortgage loans for which the interest rate on the loan is determined prior to funding IRLCs, forward loan sale commitments for the future delivery of these mortgage loans for sale on the secondary market, and forward TBA mortgage-backed securities, which are classified as freestanding derivatives. For the three and six months ended June 30, 2026, the Company recognized gains of $0.3 million and $0.5 million, respectively, in Mortgage banking income in the Consolidated Statements of Income related to these non-hedging derivative financial instruments.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2026
Interest rate contracts[1]	$1,271,283	$21,007	Other assets and Other liabilities
Residential mortgage fair value hedges	250,000	616	Other assets
Interest rate caps cash flow hedges	300,000	4,215	Other assets
IRLC	19,142	267	Other assets
Forward TBA mortgage-backed securities	19,004	15	Other liabilities
Forward loan sale commitment	3,793	56	Other assets

December 31, 2025
Interest rate contracts[1]	$1,152,442	$25,009	Other assets and Other liabilities
Residential mortgage fair value hedges	400,000	380	Other liabilities
Interest rate caps cash flow hedges	300,000	3,064	Other assets
IRLC	5,106	495	Other assets
Forward TBA mortgage-backed securities	5,122	94	Other liabilities
Forward loan sale commitment	285	51	Other assets
[1]Interest rate contracts include risk participation agreements with notional amounts of $106.8 million and $65.3 million at June 30, 2026, and December 31, 2025, respectively with nominal fair value in both periods.

The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Loans, net[1]	$994,735	$1,043,345	$(620)	$559
[1]These amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2026, the portfolio layer method was $250 million, of which $250 million was designated as hedged. At December 31, 2025, the portfolio layer method was $400 million, of which $400 million was designated as hedged.

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity, as of:

(In thousands)	June 30, 2026	December 31, 2025
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$538,879	$512,066
Note 8 – Regulatory Capital
The Company is well-capitalized and at June 30, 2026, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the CET1 capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well-capitalized banks under the regulatory framework for prompt corrective action.
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

Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2026 and December 31, 2025 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2026
Financial Assets
Debt securities AFS[1]	$5,174,602	$100	$5,174,502	$—
Derivative financial instruments[2]	26,161	—	25,838	323
Loans held for sale[2]	18,565	—	18,565	—
OREO[3]	3,473	—	—	3,473
Equity securities[4]	13,785	13,785	—	—
MSR[5]	26,784	—	—	26,784
Financial Liabilities
Derivative financial instruments[2]	$21,022	$—	$21,022	$—

At December 31, 2025
Financial Assets
Debt securities AFS[1]	$5,164,567	$200	$5,164,367	$—
Derivative financial instruments[2]	28,620	—	28,125	495
Loans held for sale[2]	16,297	—	16,297	—
OREO[3]	4,250	—	—	4,250
Equity securities[4]	13,923	13,923	—	—
MSR[5]	28,061	—	—	28,061
Financial Liabilities
Derivative financial instruments[2]	$25,483	$—	$25,389	$94
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

Derivative financial instruments: The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps and forward TBA mortgage-backed securities is classified as Level 2. The fair values of these instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates and, when appropriate, the current credit worthiness of the counterparties. IRLCs and forward loan sale commitment fair values are estimated based on quoted prices for similar loans in active markets. However, the value is adjusted by a factor which considers the likelihood of a loan in a lock position will ultimately close. This closing ratio is derived from internal data and is adjusted using significant accounting judgment. As such, these derivatives are classified as Level 3 measurements and the Company values these derivatives primarily using a market approach that incorporates flow mandatory market pricing, adjusted for expected pull‑through based on historical experience. For IRLCs, the weighted-average pull-through rate was 93% and 94% at June 30, 2026 and December 31, 2025, respectively, while the weighted-average current reference price was 101.33% and 101.26%, respectively. For forward loan sale commitments, the weighted-average pull-through rate was 100% at both June 30, 2026 and December 31, 2025, while the weighted-average current reference price was 101.45% and 101.12%, respectively.
Loans and OREO: Fair values of collateral-dependent real estate loans and OREO are based on recent real estate appraisals less estimated costs of sale. Evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost, and/or income approach. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time, but none were made by management. The fair values of these loans and properties are considered Level 3 in the fair value hierarchy. There were no collateral-dependent loans measured at fair value at both June 30, 2026 and December 31, 2025.
MSRs: The fair value of these servicing rights is based on an income approach. Various unobservable inputs to assumptions including expected cash flows, market discount rates, prepayment rates, servicing costs, and other factors are utilized, therefore the valuation of MSRs is classified as Level 3.
The following table presents changes in the Company's MSRs measured at fair value for the three and six months ended June 30, 2026. There was no MSR balance during the three and six months ended June 30, 2025:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2026
Carrying value at beginning of period	$27,374	$28,061
Acquired	—	—
Originated servicing rights capitalized upon sale of loan	600	931
Change in fair value:
Due to payoffs/paydowns	(835)	(1,483)
Due to change in valuation inputs or assumptions	(355)	(725)
Carrying value at end of period	$26,784	$26,784

The following table presents data and key economic assumptions, as well as the valuation's sensitivity to interest rate fluctuations, related to the Company’s MSRs as of:

(In thousands)	June 30, 2026	December 31, 2025
Unpaid principal balance	$2,412,887	$2,540,798
Prepayment rate assumptions:
Weighted-average	12.07%	12.74%
Estimated impact on fair value of a 10% increase	$(1,246)	$(1,373)
Estimated impact on fair value of a 20% increase	(2,396)	(2,639)
Option-adjusted spread:
Weighted-average	5.50%	5.50%
Estimated impact on fair value of a 100 basis point increase	$(1,080)	$(1,163)
Estimated impact on fair value of a 200 basis point increase	(2,074)	(2,232)
Weighted-average coupon interest rate	4.77%	4.78%
Weighted-average servicing fee	0.25	0.25
Weighted-average remaining maturity (in months)	348	348
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
For recurring fair value measurements, transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the six months ended June 30, 2026, there were no such transfers.
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 16 - Fair Value” of the Annual Report on Form 10-K for the year ended December 31, 2025.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of June 30, 2026 and December 31, 2025 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Financial Assets
HTM debt securities[1]	$564,067	$—	$465,718	$—
Loans, net	12,963,389	—	155,803	12,572,349
Financial Liabilities
Deposits	16,792,295	—	—	16,791,947
FHLB borrowings	835,000	—	835,044	—
Subordinated debt	95,515	—	92,149	—

December 31, 2025
Financial Assets
HTM debt securities[1]	$586,178	$—	$489,560	$—
Time deposits with other banks	14,424	—	13,455	—
Loans, net	12,449,181	—	—	12,263,824
Financial Liabilities
Deposits	16,256,343	—	—	16,257,291
FHLB borrowings	835,000	—	833,483	—
Subordinated debt	95,161	—	90,248	—
[1]See “Note 3 – Securities” for further detail of recurring fair value basis of individual investment categories.
The short maturity of the Company’s assets and liabilities results in a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest-bearing deposits with other banks, and securities sold under agreements to repurchase.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2026 and December 31, 2025:
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

Investments at NAV: The Company has equity investments in SBICs accounted for under the fair value practical expedient of NAV totaling $25.2 million at June 30, 2026 and $26.4 million at December 31, 2025, which are not included in the fair value hierarchy. These investments are made primarily through various SBIC funds as a strategy to provide expansion and growth opportunities to small businesses and are subject to various risks, including market, liquidity, and credit risk. SBICs are generally structured to operate for approximately 10 years and the Company’s investments are not redeemable. Distributions are received through the liquidation of the underlying assets, which is expected to occur over the next 5-10 years. Unfunded commitments related to these investments were $8.0 million at June 30, 2026 and $8.7 million at December 31, 2025.
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
The acquisition of VBI was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $280.4 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, CDI, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values becomes known.

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
Proforma Information
The table below presents pro-forma data as if the acquisition of VBI occurred at the beginning of 2025. The pro-forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have occurred if the transactions had been effected on the assumed dates.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net interest income	$180,395	$157,417	$356,865	$304,820
Net income available to common shareholders	57,397	50,121	87,155	71,768
EPS - diluted	0.55	0.49	0.84	0.71
EPS - basic	$0.55	$0.49	$0.85	$0.71

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
For the consolidated statements of income, the emphasis of this discussion will be on the three months ended June 30, 2026, compared to the three months ended March 31, 2026, and June 30, 2025, as well as the six months ended June 30, 2026, compared to the six months ended June 30, 2025. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2026, compared to December 31, 2025.

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
Special Cautionary Notice
Regarding Forward-Looking Statements
Certain statements made or incorporated by reference herein which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are “forward-looking statements” within the meaning, and protections, of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, and intentions regarding future events, performance, financial condition, results of operations and business strategies, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause the actual results, performance or achievements of the Company or its wholly-owned banking subsidiary, Seacoast Bank, to be materially different from those set forth in the forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
•Risks and costs associated with the development, implementation and use of artificial intelligence and other emerging technologies, including risks relating to data privacy, cybersecurity, model accuracy, regulatory compliance, intellectual property rights and operational effectiveness;
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
•Dependence on key suppliers or vendors to obtain equipment or services for the business on acceptable terms, including risks associated with reliance on third-party service providers, cloud-based platforms, fintech partners and other technology providers, and disruptions, outages, cybersecurity incidents or failures affecting such third parties;
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
Business Developments
Seacoast’s balanced growth strategy includes both acquisitions and organic growth initiatives. In the second half of 2025, Seacoast acquired both Heartland and VBI. These transformative transactions together added 23 branch locations, $5.3 billion in assets, and $4.2 billion in deposits, bringing leading market share and significant liquidity, further strengthening the Company’s competitive position and enhancing our capacity for sustained profitable growth. Full integration and system conversion activities for Heartland were completed in August of 2025, and for VBI, in July of 2026. The Company expects to recognize substantially all remaining merger-related costs during the third quarter of 2026. Complementing acquisitions with organic growth, in recent years Seacoast has added experienced bankers in dynamic and growing markets, leading to significant growth in new relationships. These efforts have supported core deposit generation, loan production, and expansion of client relationships across multiple product lines.
Results of Operations
Seacoast provides integrated financial services including commercial and consumer banking, wealth management, mortgage and insurance services to customers at 105 full-service branches across Florida and Georgia, and through advanced mobile and online banking solutions. The Company’s financial results in the second quarter of 2026 included strong growth in loans supporting improved net interest income and net interest margin. Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Results during the first quarter of 2026 included a $39.5 million loss from a strategic repositioning of a portion of the AFS securities portfolio. Highlights for the second quarter of 2026 included:
•Net income of $59.5 million, or $0.55 per share, increased 87% from the first quarter of 2026 and 39% from the second quarter of 2025. Adjusted net income1 was $65.8 million, or $0.61 per share.
•Adjusted pre-tax pre-provision earnings1 increased 4% compared to the first quarter of 2026 and 52% compared to the second quarter of 2025.
•16% annualized organic loan growth.

•Total deposits increased 4% on an annualized basis, including a 4% annualized increase in noninterest-bearing deposits.
•Cost of deposits declined to 1.53%.
•Net interest income grew 2% compared to the first quarter of 2026 and 42% compared to the second quarter of 2025.
•Net interest margin was stable at 3.83% and, excluding accretion on acquired loans, expanded eight basis points from the first quarter of 2026 to 3.65%.
•Revenue growth continued to outpace expense, resulting in improved operating leverage and an improved efficiency ratio.
•Repurchased 751,680 shares of common stock during the quarter, and 1,072,443 shares of common stock year to date.
•Continued improvement in profitability metrics. Key metrics include:

	Second	First	Second	Six Months Ended June 30,
	Quarter	Quarter	Quarter
	2026	2026	2025	2026	2025
ROA	1.13%	0.62%	1.08%	0.88%	0.96%
ROTE	14.44	8.51	12.82	7.50	8.10
Efficiency ratio	58.52	59.47	60.33	58.99	62.12

Adjusted ROA[1]	1.25%	1.31%	1.13%	1.28%	0.99%
Adjusted ROTE[1]	15.79	16.26	13.31	16.03	11.86
Adjusted efficiency ratio[1]	54.54	55.31	58.74	54.92	60.93
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Net Interest Income and Margin
Net interest income for the second quarter of 2026 totaled $180.4 million, an increase of $3.9 million, or 2%, compared to the first quarter of 2026, and an increase of $53.5 million, or 42%, compared to the second quarter of 2025. For the six months ended June 30, 2026, net interest income totaled $356.9 million, an increase of $111.5 million, or 45%, compared to the six months ended June 30, 2025. The increase compared to the first quarter of 2026 represents higher yields on the securities portfolio and loan growth, and the increases compared to the three and six month periods ended June 30, 2025 were primarily driven by higher loan and securities balances resulting from the acquisitions completed in 2025, as well as organic loan growth.
Interest income on loans in the second quarter of 2026 increased by $2.4 million, or 1%, compared to the first quarter of 2026, reflecting higher average loan balances and higher core loan yields. Securities income increased $2.5 million, or 4%, compared to the first quarter of 2026, benefiting from higher balances and the full quarter impact of the securities repositioning executed in the first quarter of 2026. Accretion on acquired loans was $8.9 million in the second quarter of 2026, $12.1 million in the first quarter of 2026, and $10.6 million in the second quarter of 2025. Accretion on acquired loans totaled $21.0 million for the six months ended June 30, 2026, compared to $18.8 million for the six months ended June 30, 2025. Interest expense on deposits increased $0.7 million, or 1%, compared to the first quarter of 2026, and increased $7.1 million, or 13%, compared to the second quarter of 2025.
Net interest margin (on an FTE basis)1 was stable at 3.83% in the second quarter of 2026 compared to the first quarter of 2026, and expanded 25 basis points from 3.58% in the second quarter of 2025. Excluding the effects of accretion on acquired loans, net interest margin expanded eight basis points to 3.65% in the second quarter of 2026 compared to 3.57% in the first quarter of 2026, and increased 36 basis points compared to 3.29% in the second quarter of 2025. The expansion in core net interest margin was driven by higher securities and loan yields and lower funding costs. The yield on loans decreased to 5.88% for the second quarter of 2026, a decrease of eight basis points from the first quarter of 2026 and decreased 10 basis points from the second quarter of 2025. Yield on loans, excluding accretion on acquired loans, was 5.61%, an increase of four basis points from the first quarter of 2026, and an increase of three basis points from the second quarter of 2025. The effect on net interest margin of accretion of purchase discounts on acquired loans was an increase of 18 basis points for the second quarter of 2026, 26 basis points in the first quarter of 2026, and 29 basis points in the second quarter of 2025. The cost of deposits was 1.53% in the second quarter of 2026, compared to 1.54% in the first quarter of 2026, and 1.80% in the second quarter of 2025. The cost of funds was 1.69% in the second quarter of 2026, compared to 1.71% in the first quarter of 2026, and 1.99% in the second quarter of 2025. Compared to the first quarter of 2026, securities yields increased 10 basis points in the second quarter of 2026 to 4.47% and increased 60 basis points from the second quarter of 2025.

For the six months ended June 30, 2026, net interest margin (on an FTE basis)1 increased 30 basis points to 3.83% compared to the six months ended June 30, 2025, largely driven by higher securities yields and lower deposit costs. The yield on securities was 4.42% for the six months ended June 30, 2026, compared to 3.87% for the six months ended June 30, 2025. The yield on total loans decreased from 5.94% for the six months ended June 30, 2025 to 5.92% for the six months ended June 30, 2026. The effect on net interest margin of accretion of purchase discounts on acquired loans was an increase of 22 basis points for the six months ended June 30, 2026, compared to 27 basis points for the six months ended June 30, 2025. The cost of deposits was 1.54% for the six months ended June 30, 2026, a decrease of 33 basis points compared to the six months ended June 30, 2025. The cost of funds was 1.70% for the six months ended June 30, 2026, a decrease of 32 basis points compared to the six months ended June 30, 2025.
Average loans increased $190.9 million, or 2%, for the second quarter of 2026 compared to the first quarter of 2026, and increased $2.3 billion, or 22%, from the second quarter of 2025. For the six months ended June 30, 2026, average loans increased $2.3 billion, or 22%, from the six months ended June 30, 2025.
Average loans as a percentage of average earning assets totaled 67% for the second quarter of 2026, 67% for the first quarter of 2026, and 74% for the second quarter of 2025. For the six months ended June 30, 2026, average loans as a percentage of average earning assets totaled 67%, compared to 75% for the six months ended June 30, 2025.
During the second quarter of 2026, average investment securities increased $31.5 million, or 1%, compared to the first quarter of 2026, and increased $2.4 billion, or 70%, compared to the second quarter of 2025. Securities yields increased 10 basis points to 4.47% during the second quarter of 2026 from 4.37% in the first quarter of 2026, and increased 60 basis points from 3.87% in the second quarter of 2025. For the six months ended June 30, 2026, average investment securities were $5.7 billion, an increase of $2.5 billion, or 77%, compared to the six months ended June 30, 2025.
The cost of average interest-bearing liabilities decreased two basis points in the second quarter of 2026 to 2.19% from 2.21% in the first quarter of 2026 and decreased 47 basis points from 2.66% in the second quarter of 2025. The cost of average total deposits (including noninterest-bearing demand deposits) was 1.53% in the second quarter of 2026, 1.54% in the first quarter of 2026, and 1.80% in the second quarter of 2025. For the six months ended June 30, 2026, the cost of average total deposits (including noninterest-bearing demand deposits) was 1.54% compared to 1.87% for the six months ended June 30, 2025.
During the second quarter of 2026, average transaction deposits (noninterest and interest-bearing demand) increased $86.8 million, or 1%, compared to the first quarter of 2026, and increased $2.1 billion, or 34%, compared to the second quarter of 2025. For the six months ended June 30, 2026, average transaction deposits increased $2.0 billion, or 34%, compared to the six months ended June 30, 2025. The Company’s deposit mix remains favorable, with 86% of average deposit balances comprised of savings, money market, and demand deposits for the six months ended June 30, 2026.
Average balances of sweep repurchase agreements with customers decreased $4.0 million, or 1%, from the first quarter of 2026, and increased $158.6 million, or 85%, compared to the second quarter of 2025. The average rate on customer sweep repurchase accounts was 2.20% for the second quarter of 2026, compared to 2.16% for the first quarter of 2026, and 2.62% for the second quarter of 2025. For the six months ended June 30, 2026, the average balance was $346.6 million, compared to an average balance of $193.6 million for the six months ended June 30, 2025 with average rates of 2.18% and 2.68%, respectively.
The Company had an average balance of $915.0 million in FHLB borrowings outstanding for the second quarter of 2026, with an average interest rate of 3.77%, compared to $847.2 million for the first quarter of 2026, with an average interest rate of 4.03%, and $724.2 million for the second quarter of 2025, with an average interest rate of 4.32%. The Company had an average balance of $881.3 million in FHLB borrowings outstanding for the six months ended June 30, 2026, with an average interest rate of 3.90%, compared to $554.5 million for the six months ended June 30, 2025, with an average interest rate of 4.32%.
Long-term debt balances averaged $112.9 million in the second quarter of 2026, $112.8 million in the first quarter of 2026, and $107.2 million in the second quarter of 2025. The average rate on long-term debt for the second quarter of 2026 was 6.38%, a decrease of four basis points compared to the first quarter of 2026 and a decrease of three basis points compared to the second quarter of 2025. For the six months ended June 30, 2026, long-term debt averaged $112.8 million, compared to $107.1 million for the six months ended June 30, 2025. The average rate on long-term debt for the six months ended June 30, 2026 was 6.40%, a decrease of two basis points compared to the six months ended June 30, 2025.

The following tables detail average balances, net interest income and margin results (on an FTE basis, a non-GAAP measure) for the periods presented:

Average Balances, Interest Income and Expenses, Yields and Rates[1]

		2026						2025
		Second Quarter			First Quarter			Second Quarter
		Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)		Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	`	$5,392,894	$59,051	4.39%	$5,358,307	$56,579	4.28%	$3,364,825	$32,479	3.87%
Nontaxable		330,322	4,727	5.74	333,382	4,700	5.72	5,321	40	3.02
Total Securities		5,723,216	63,778	4.47	5,691,689	61,279	4.37	3,370,146	32,519	3.87
Federal funds sold		292,952	2,622	3.59	311,936	2,740	3.56	183,268	2,041	4.47
Interest-bearing deposits with other banks and other investments		178,126	2,194	4.94	188,891	2,144	4.60	137,726	1,720	5.01
Total Loans, net		12,862,053	188,712	5.88	12,671,180	186,227	5.96	10,558,997	157,499	5.98
Total Earning Assets		19,056,347	257,306	5.42%	18,863,696	252,390	5.43%	14,250,137	193,779	5.45%

ACL		(177,763)			(179,455)			(141,442)
Cash and due from banks		187,161			180,639			152,562
Premises and equipment, net		160,756			163,528			108,206
Intangible assets		1,214,829			1,225,602			796,431
BOLI		334,159			331,529			312,384
Other assets including DTAs		350,290			339,388			322,916
Total Assets		$21,125,779			$20,924,927			$15,801,194

Liabilities, Convertible Preferred Stock & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand		$3,976,446	$11,108	1.12%	$3,986,616	$11,529	1.17%	$2,622,944	$10,249	1.57%
Savings		976,058	1,300	0.53	972,525	1,260	0.53	545,718	881	0.65
Money market		5,124,668	31,793	2.49	5,176,998	31,797	2.49	4,122,147	29,505	2.87
Time deposits		2,324,117	18,663	3.22	2,181,476	17,583	3.27	1,700,128	15,120	3.57
Securities sold under agreements to repurchase		344,612	1,889	2.20	348,582	1,853	2.16	185,977	1,214	2.62
FHLB borrowings		915,000	8,608	3.77	847,225	8,429	4.03	724,231	7,803	4.32
Long-term debt, net and other		112,867	1,795	6.38	112,818	1,785	6.42	107,208	1,712	6.41
Total Interest-Bearing Liabilities		13,773,768	75,156	2.19%	13,626,240	74,236	2.21%	10,008,353	66,484	2.66%

Noninterest demand		4,112,281			4,015,315			3,401,138
Other liabilities		164,252			179,591			139,495
Total Liabilities		18,050,301			17,821,146			13,548,986

Convertible preferred stock		343,125			343,125			—

Shareholders’ equity		2,732,353			2,760,656			2,252,208
Total Liabilities, Convertible Preferred Stock & Equity		$21,125,779			$20,924,927			$15,801,194

Cost of deposits				1.53%			1.54%			1.80%
Cost of funds[2]				1.69			1.71			1.99
Interest expense as a % of earning assets				1.58			1.60			1.87
Net interest income as a % of earning assets			$182,150	3.83%		$178,154	3.83%		$127,295	3.58%

1On an FTE basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

[2]Total interest expense as a percentage of total interest-bearing liabilities and noninterest demand deposits.

Average Balances, Interest Income and Expenses, Yields and Rates[1]

	2026			2025
	Six Months Ended June 30,			Six Months Ended June 30,
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$5,375,696	$115,630	4.34%	$3,219,772	$61,860	3.87%
Nontaxable	331,844	9,427	5.73	5,378	82	3.07
Total Securities	5,707,540	125,057	4.42	3,225,150	61,942	3.87
Federal funds sold	302,391	5,362	3.58	224,159	4,986	4.49
Interest-bearing deposits with other banks and other investments	183,479	4,338	4.77	121,550	2,974	4.93
Total Loans, net	12,767,144	374,939	5.92	10,471,732	308,472	5.94
Total Earning Assets	18,960,554	509,696	5.42%	14,042,591	378,374	5.43%

ACL	(178,604)			(139,879)
Cash and due from banks	183,918			155,639
Premises and equipment, net	162,134			108,427
Intangible assets	1,220,186			799,045
BOLI	332,851			311,114
Other assets including DTAs	344,869			322,603
Total Assets	$21,025,908			$15,599,540

Liabilities, Convertible Preferred Stock & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$3,981,503	$22,637	1.15%	$2,664,275	$21,318	1.61%
Savings	974,301	2,560	0.53	537,759	1,579	0.59
Money market	5,150,688	63,590	2.49	4,135,730	61,362	2.99
Time deposits	2,253,190	36,246	3.24	1,674,177	30,093	3.62
Securities sold under agreements to repurchase	346,586	3,742	2.18	193,581	2,571	2.68
FHLB borrowings	881,300	17,037	3.90	554,477	11,886	4.32
Long-term debt, net and other	112,843	3,580	6.40	107,123	3,412	6.42
Total Interest-Bearing Liabilities	13,700,411	149,392	2.20%	9,867,122	132,221	2.70%

Noninterest demand	4,064,066			3,347,939
Other liabilities	171,879			150,775
Total Liabilities	17,936,356			13,365,836

Convertible preferred stock	343,125			—

Shareholders' equity	2,746,427			2,233,704
Total Liabilities, Convertible Preferred Stock & Equity	$21,025,908			$15,599,540

Cost of deposits			1.54%			1.87%
Cost of funds[2]			1.70			2.02
Interest expense as a % of earning assets			1.59			1.90
Net interest income as a % of earning assets		$360,304	3.83%		$246,153	3.53%

1On an FTE basis, a non-GAAP measure - see "Explanation of Certain Unaudited Non-GAAP Financial Measures" for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

[2]Total interest expense as a percentage of total interest-bearing liabilities and noninterest demand deposits.

Noninterest Income
Noninterest income totaled $27.8 million for the second quarter of 2026, an increase of $40.4 million compared to the first quarter of 2026, and an increase of $3.3 million, or 13%, compared to the second quarter of 2025. Noninterest income totaled $15.2 million for the six months ended June 30, 2026, a decrease of $31.5 million, or 68%, compared to the six months ended June 30, 2025. A strategic repositioning of the securities portfolio resulted in a $39.5 million loss in the first quarter of 2026.
Noninterest income (loss) is detailed as follows:

	Second	First	Second	Six Months Ended June 30,
	Quarter	Quarter	Quarter
(In thousands)	2026	2026	2025	2026	2025
Service charges on deposit accounts	$7,045	$6,912	$5,540	$13,957	$10,720
Wealth management income	5,968	5,777	4,196	11,745	8,444
Mortgage banking income	2,744	2,166	685	4,910	1,089
Interchange income	2,093	2,067	1,895	4,160	3,702
Insurance agency income	1,336	1,790	1,289	3,126	2,909
BOLI income	2,609	2,617	3,380	5,226	5,848
Other	6,042	5,585	7,497	11,627	13,754
Total Noninterest Income Before Securities (Losses) Gains, Net	27,837	26,914	24,482	54,751	46,466
Securities (losses) gains, net	(59)	(39,528)	39	(39,587)	235
Total	$27,778	$(12,614)	$24,521	$15,164	$46,701
Service charges on deposits were $7.0 million in the second quarter of 2026, compared to $6.9 million in the first quarter of 2026, and $5.5 million in the second quarter of 2025. For the six months ended June 30, 2026, service charges on deposits totaled $14.0 million, an increase of $3.2 million, or 30%, compared to the six months ended June 30, 2025. Year-over-year growth is primarily attributable to bank acquisitions in 2025 and growth in customer relationships.
Wealth management income, including trust fees and brokerage commissions and fees, was $6.0 million in the second quarter of 2026, an increase of $0.2 million, or 3%, from the first quarter of 2026 and an increase of $1.8 million, or 42%, compared to the second quarter of 2025. For the six months ended June 30, 2026, wealth management income totaled $11.7 million, an increase of $3.3 million, or 39%, compared to the six months ended June 30, 2025. The wealth management division has continued to deliver significant growth, driven by robust organic business development, strong client retention, and continued asset inflows from existing relationships, with assets under management increasing $408.0 million, or 15%, from December 31, 2025, to $3.2 billion at June 30, 2026.
Mortgage banking income totaled $2.7 million, an increase of $0.6 million, or 27%, compared to the first quarter of 2026 and an increase of $2.1 million, or 301%, compared to the second quarter of 2025, with higher saleable production including from the addition of mortgage originations in The Villages communities.
Interchange income totaled $2.1 million, an increase of 1% compared to the first quarter of 2026 and an increase of 10% compared to the second quarter of 2025. For the six months ended June 30, 2026, interchange income totaled $4.2 million, an increase of $0.5 million, or 12%, compared to the six months ended June 30, 2025.
Insurance agency income totaled $1.3 million, a decrease of $0.5 million, or 25%, compared to the first quarter of 2026, and an increase of 4% compared to the second quarter of 2025. The first quarter of 2026 included typical seasonal contingency payments, which are collected annually. For the six months ended June 30, 2026, insurance agency income totaled $3.1 million, an increase of $0.2 million, or 7%, compared to the six months ended June 30, 2025.
BOLI income remained flat at $2.6 million for the second quarter of 2026 compared to the first quarter of 2026, and decreased $0.8 million, or 23%, compared to the second quarter of 2025. For the six months ended June 30, 2026, BOLI income totaled $5.2 million, a decrease of $0.6 million, or 11%, compared to the six months ended June 30, 2025. The second quarter of 2025 included a $0.9 million death benefit payout.
Other income was $6.0 million in the second quarter of 2026, an increase of $0.5 million, or 8%, compared to the first quarter of 2026, and a decrease of $1.5 million, or 19%, compared to the second quarter of 2025. For the six months ended June 30, 2026, other income totaled $11.6 million, a decrease of $2.1 million, or 15%, compared to the six months ended June 30, 2025.

The second quarter of 2026 included higher fees on customer swap activity, partially offset by lower SBIC income compared to the first quarter of 2026. In the second quarter of 2025, the Company recognized $3.0 million in tax refunds related to a prior bank acquisition.
Net securities activity resulted in losses of $0.1 million during the second quarter of 2026, losses of $39.5 million in the first quarter of 2026, and gains of $39 thousand in the second quarter of 2025. Net securities activity resulted in losses of $39.6 million and gains of $0.2 million, respectively, for the six months ended June 30, 2026 and 2025. The first quarter of 2026 included the strategic repositioning of a portion of the AFS securities portfolio.
Noninterest Expenses
Noninterest expense for the second quarter of 2026 totaled $123.1 million, an increase of $0.9 million, or 1%, compared to the first quarter of 2026, and an increase of $31.4 million, or 34%, from the second quarter of 2025. For the six months ended June 30, 2026, noninterest expense totaled $245.3 million, an increase of $63.0 million, or 35%, compared to the six months ended June 30, 2025. Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Year-over-year increases reflect continued expansion of the footprint and growth in customers, including through bank acquisitions. Noninterest expenses are detailed as follows:

	Second	First	Second	Six Months Ended June 30,
	Quarter	Quarter	Quarter
(In thousands)	2026	2026	2025	2026	2025
Salaries and employee benefits	$63,115	$62,645	$52,544	$125,760	$103,653
Outsourced data processing costs	12,242	11,995	8,525	24,237	17,029
Occupancy	9,591	9,235	7,483	18,826	14,833
Furniture and equipment	2,803	2,821	2,125	5,624	4,253
Marketing	3,525	3,467	2,958	6,992	5,706
Legal and professional fees	2,480	3,170	2,071	5,650	4,811
FDIC assessments	2,759	3,195	2,108	5,954	4,302
Amortization of intangibles	9,960	10,098	5,131	20,058	10,440
OREO expense and net loss on sale	85	63	8	148	249
Provision for credit losses on unfunded commitments	150	150	150	300	300
Merger and integration costs	8,358	8,536	2,422	16,894	3,473
Other	8,042	6,796	6,205	14,838	13,278
Total	$123,110	$122,171	$91,730	$245,281	$182,327
Salaries and employee benefits totaled $63.1 million, an increase of $0.5 million, or 1%, from the first quarter of 2026, and an increase of $10.6 million, or 20%, from the second quarter of 2025. For the six months ended June 30, 2026, salaries and employee benefits totaled $125.8 million, an increase of $22.1 million, or 21%, compared to the six months ended June 30, 2025.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $12.2 million, an increase of $0.2 million, or 2%, from the first quarter of 2026, and an increase of $3.7 million, or 44%, from the second quarter of 2025. For the six months ended June 30, 2026, outsourced data processing costs totaled $24.2 million, an increase of $7.2 million, or 42%, compared to the six months ended June 30, 2025.
Total occupancy and furniture and equipment expenses were $12.4 million, an increase of $0.3 million, or 3%, from the first quarter of 2026, and an increase of $2.8 million, or 29%, from the second quarter of 2025. For the six months ended June 30, 2026, occupancy and furniture and equipment expenses totaled $24.5 million, an increase of $5.4 million, or 28%, compared to the six months ended June 30, 2025.
Marketing expenses totaled $3.5 million, an increase of $0.1 million, or 2%, from the first quarter of 2026, and an increase of $0.6 million, or 19%, from the second quarter of 2025. For the six months ended June 30, 2026, marketing expenses totaled $7.0 million, an increase of $1.3 million, or 23%, compared to the six months ended June 30, 2025.

Legal and professional fees for the second quarter of 2026 were $2.5 million, a decrease of $0.7 million, or 22%, compared to the first quarter of 2026, and an increase of $0.4 million, or 20%, compared to the second quarter of 2025. For the six months ended June 30, 2026, legal and professional fees totaled $5.7 million, an increase of $0.8 million, or 17%, compared to the six months ended June 30, 2025. The changes are largely associated with the timing of various projects.
Merger and integration costs were $8.4 million in the second quarter of 2026, $8.5 million in the first quarter of 2026, and $2.4 million in the second quarter of 2025. For the six months ended June 30, 2026, merger and integration costs totaled $16.9 million compared to $3.5 million for the six months ended June 30, 2025.
Provision for Credit Losses
The provision for credit losses was $9.0 million in the second quarter of 2026, reflecting record loan growth and low, stable charge-offs. The provision for credit losses was $0.8 million in the first quarter of 2026, and $4.4 million in the second quarter of 2025. For the six months ended June 30, 2026, the provision for credit losses was $9.8 million, compared to $13.6 million for the six months ended June 30, 2025.
Income Taxes
For the second quarter of 2026, the Company recorded tax expense of $16.5 million, an increase of $7.5 million, or 83%, compared to the first quarter of 2026 and an increase of $3.9 million, or 31%, compared to the second quarter of 2025. The effective tax rate for the second quarter of 2026 was 21.7%, compared to 22.1% in the first quarter of 2026 and 22.8% in the second quarter of 2025. For the six months ended June 30, 2026, tax expense totaled $25.6 million, an increase of $3.6 million, or 16%, compared to the six months ended June 30, 2025, with an effective tax rate of 21.8% for the six months ended June 30, 2026, compared to 22.9% for the six months ended June 30, 2025.
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

Reconciliation of Non-GAAP Measures

	Second	First	Second	Six Months Ended June 30,
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2026	2026	2025	2026	2025
Net income	$59,535	$31,895	$42,687	$91,430	$74,151

Total noninterest income (loss)	27,778	(12,614)	24,521	15,164	46,701
Securities losses (gains), net	59	39,528	(39)	39,587	(235)
Total adjusted noninterest income	27,837	26,914	24,482	54,751	46,466

Total noninterest expense	123,110	122,171	91,730	245,281	182,327
Merger and integration costs	(8,358)	(8,536)	(2,422)	(16,894)	(3,473)
Adjusted noninterest expense	114,752	113,635	89,308	228,387	178,854

Income taxes	16,531	9,029	12,589	25,560	21,975
Tax effect of adjustments	2,133	12,182	604	14,315	821
Adjusted income taxes	18,664	21,211	13,193	39,875	22,796
Adjusted net income	65,819	67,777	44,466	133,596	76,568

Earnings per common share-diluted, as reported	0.55	0.29	0.50	0.84	0.87
Adjusted earnings per common share-diluted	$0.61	$0.62	$0.52	$1.23	$0.90

Average common shares-diluted	97,250	97,838	85,479	97,549	85,454
Average preferred shares, treating all convertible preferred shares as common	11,250	11,250	—	11,250	—
Average common shares-diluted, treating all convertible preferred shares as common	108,500	109,088	85,479	108,799	85,454

Adjusted noninterest expense	$114,752	$113,635	$89,308	$228,387	$178,854
Provision for credit losses on unfunded commitments	(150)	(150)	(150)	(300)	(300)
OREO expense and net loss on sale	(85)	(63)	(8)	(148)	(249)
Amortization of intangibles	(9,960)	(10,098)	(5,131)	(20,058)	(10,440)
Net adjusted noninterest expense	104,557	103,324	84,019	207,881	167,865
Average tangible assets	$19,910,950	$19,699,325	$15,004,763	$19,805,722	$14,800,495
Net adjusted noninterest expense to average tangible assets	2.11%	2.13%	2.25%	2.12%	2.29%

Net revenue	$208,173	$163,856	$151,385	$372,029	$292,082
Total adjustments to net revenue	59	39,528	(39)	39,587	(235)
Impact of FTE adjustment	1,755	1,684	431	3,439	772
Adjusted net revenue on an FTE basis	$209,987	$205,068	$151,777	$415,055	$292,619
Adjusted efficiency ratio	54.54%	55.31%	58.74%	54.92%	60.93%

	Second	First	Second	Six Months Ended June 30,
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2026	2026	2025	2026	2025
Net interest income	$180,395	$176,470	$126,864	$356,865	$245,381
Impact of FTE adjustment	1,755	1,684	431	3,439	772
Net interest income including FTE adjustment	182,150	178,154	127,295	360,304	246,153
Total noninterest income (loss)	27,778	(12,614)	24,521	15,164	46,701
Total noninterest expense less provision for credit losses on unfunded commitments	122,960	122,021	91,580	244,981	182,027
Pre-tax pre-provision earnings	86,968	43,519	60,236	130,487	110,827
Total adjustments to noninterest income (loss)	59	39,528	(39)	39,587	(235)
Total adjustments to noninterest expense including OREO expense and net loss on sale	8,443	8,599	2,430	17,042	3,722
Adjusted pre-tax pre-provision earnings	$95,470	$91,646	$62,627	$187,116	$114,314

Average assets	21,125,779	20,924,927	15,801,194	21,025,908	15,599,540
Less average goodwill and intangible assets	(1,214,829)	(1,225,602)	(796,431)	(1,220,186)	(799,045)
Average tangible assets	$19,910,950	$19,699,325	$15,004,763	$19,805,722	$14,800,495

ROA	1.13%	0.62%	1.08%	0.88%	0.96%
Impact of other adjustments for adjusted net income	0.12	0.69	0.05	0.40	0.03
Adjusted ROA	1.25	1.31	1.13	1.28	0.99

ROE	8.74	4.69	7.60	6.71	6.69
Impact of other adjustments for adjusted net income	0.92	5.27	0.32	3.10	0.22
Adjusted ROE	9.66%	9.96%	7.92%	9.81%	6.91%

Average shareholders’ equity	$2,732,353	$2,760,656	$2,252,208	$2,746,427	$2,233,704
Average convertible preferred stock	343,125	343,125	—	343,125	—
Less average goodwill and intangible assets	(1,214,829)	(1,225,602)	(796,431)	(1,220,186)	(799,045)
Average tangible equity	$1,860,649	$1,878,179	$1,455,777	$1,869,366	$1,434,659

ROE	8.74%	4.69%	7.60%	6.71%	6.69%
Impact of adding convertible preferred stock and removing average intangible assets and related amortization	5.70	3.82	5.22	4.77	4.83
ROTE	14.44	8.51	12.82	11.48	11.52
Impact of other adjustments for adjusted net income	1.35	7.75	0.49	4.55	0.34
Adjusted ROTE	15.79%	16.26%	13.31%	16.03%	11.86%

Loan interest income[1]	$188,712	$186,227	$157,499	$374,939	$308,472
Accretion on acquired loans	(8,901)	(12,094)	(10,583)	(20,995)	(18,804)
Loan interest income excluding accretion on acquired loans[1]	$179,811	$174,133	$146,916	$353,944	$289,668

Yield on loans[1]	5.88%	5.96%	5.98%	5.92%	5.94%
Impact of accretion on acquired loans	(0.27)	(0.39)	(0.40)	(0.33)	(0.36)
Yield on loans excluding accretion on acquired loans[1]	5.61%	5.57%	5.58%	5.59%	5.58%

Net interest income[1]	$182,150	$178,154	$127,295	$360,304	$246,153
Accretion on acquired loans	(8,901)	(12,094)	(10,583)	(20,995)	(18,804)
Net interest income excluding accretion on acquired loans[1]	$173,249	$166,060	$116,712	$339,309	$227,349

	Second	First	Second	Six Months Ended June 30,
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2026	2026	2025	2026	2025

Net interest margin[1]	3.83%	3.83%	3.58%	3.83%	3.53%
Impact of accretion on acquired loans	(0.18)	(0.26)	(0.29)	(0.22)	(0.27)
Net interest margin excluding accretion on acquired loans[1]	3.65%	3.57%	3.29%	3.61%	3.26%

Securities interest income[1]	$63,778	$61,279	$32,519	$125,057	$61,942
FTE adjustment to securities	(1,204)	(1,188)	(7)	(2,392)	(15)
Securities interest income excluding FTE adjustment	62,574	60,091	32,512	122,665	61,927

Loan interest income[1]	188,712	186,227	157,499	374,939	308,472
FTE adjustment to loans	(551)	(496)	(424)	(1,047)	(757)
Loan interest income excluding FTE adjustment	188,161	185,731	157,075	373,892	307,715

Net interest income[1]	182,150	178,154	127,295	360,304	246,153
FTE adjustments to securities	(1,204)	(1,188)	(7)	(2,392)	(15)
FTE adjustments to loans	(551)	(496)	(424)	(1,047)	(757)
Net interest income excluding FTE adjustments	$180,395	$176,470	$126,864	$356,865	$245,381
1On an FTE basis. All yields and rates have been computed using amortized cost.
Financial Condition
Total assets as of June 30, 2026 were $21.4 billion, an increase of $0.5 billion, or 2%, from December 31, 2025.
Securities
Information related to yields, maturities, carrying values, and fair value of the Company’s securities is set forth in “Note 3 – Securities” in this report.
At June 30, 2026, the Company had $5.2 billion in AFS securities and $564.1 million in HTM securities. The Company’s total debt securities portfolio decreased $12.1 million from December 31, 2025. During the first quarter of 2026, the Company repositioned a portion of its AFS securities portfolio. Securities with an average book yield of 1.9% were sold, resulting in a pre-tax loss of approximately $39.5 million. The proceeds of approximately $277.0 million were reinvested in primarily agency mortgage-backed securities with an average taxable equivalent book yield of 4.8%.
Debt securities generally return principal and interest monthly. The modified duration of the AFS securities portfolio and the total portfolio was 5.2 and 5.3, respectively, at June 30, 2026, compared to 5.1 and 5.2, respectively, at December 31, 2025.
At June 30, 2026, AFS securities had gross unrealized losses of $136.1 million and gross unrealized gains of $24.4 million, compared to gross unrealized losses of $150.4 million and gross unrealized gains of $48.7 million at December 31, 2025.
The credit quality of the Company’s securities holdings is primarily investment grade. U.S. Treasury securities, obligations of U.S. government agencies, and obligations of U.S. government sponsored entities totaled $4.7 billion, or 81%, of the total portfolio at June 30, 2026.
The portfolio includes $85.3 million, with a fair value of $80.5 million, in private label residential mortgage-backed securities and collateralized mortgage obligations with weighted-average credit support of 22%. The collateral underlying these mortgage investments includes both fixed-rate and adjustable-rate residential mortgage loans.
The Company also has invested $419.9 million in floating rate CLOs. CLOs are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of June 30, 2026, all of the Company’s CLOs were in AAA/AA tranches with weighted-average credit support of 31%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.

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
At June 30, 2026, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at June 30, 2026, no allowance has been recorded.
Loan Portfolio
Loans, net of unearned income and excluding the ACL, were $13.1 billion at June 30, 2026, an increase of $517.5 million, or 4.1%, from December 31, 2025.
The Company remains committed to sound risk management practices. Portfolio diversification in terms of asset mix, industry, and loan type has been and continues to be an important element of the Company’s lending strategy. The average loan size is $459 thousand, and the average commercial loan size is $1.0 million at June 30, 2026, reflecting the Company’s longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company’s exposure to CRE lending remains well below regulatory limits (see “Loan Concentrations”).
The following tables detail loan portfolio composition at June 30, 2026 and December 31, 2025 for portfolio loans, PCD loans, and loans purchased which are not considered credit deteriorated (“Non-PCD”) as defined in “Note 4 - Loans”.

	June 30, 2026
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$794,081	$62,098	$537	$856,716	7%
CRE - owner occupied	1,659,160	442,721	19,972	2,121,853	16
CRE - non-owner occupied	3,012,846	1,097,308	127,409	4,237,563	32
Residential real estate	2,346,776	881,319	30,179	3,258,274	25
Commercial and financial	2,065,311	398,241	13,774	2,477,326	19
Consumer	150,865	42,485	357	193,707	1
Totals	$10,029,039	$2,924,172	$192,228	$13,145,439	100%

	December 31, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$579,141	$141,326	$3,463	$723,930	6%
CRE - owner occupied	1,505,798	509,118	28,709	2,043,625	16
CRE - non-owner occupied	2,911,189	1,193,351	150,452	4,254,992	34
Residential real estate	2,101,868	963,836	33,155	3,098,859	25
Commercial and financial	1,828,038	476,130	16,821	2,320,989	18
Consumer	141,768	43,321	500	185,589	1
Totals	$9,067,802	$3,327,082	$233,100	$12,627,984	100%
The amortized cost basis of loans included net deferred costs of $45.2 million at June 30, 2026 and $46.3 million at December 31, 2025. At June 30, 2026, the remaining fair value adjustments on acquired loans were $129.2 million, or 4.0% of the outstanding acquired loan balances, compared to $150.0 million, or 4.0% of the acquired loan balances at December 31, 2025. The net discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Construction and land development loans increased $132.8 million, or 18%, totaling $856.7 million at June 30, 2026, compared to December 31, 2025. These loans, extended to both commercial and consumer customers, are collateralized by and for the purpose of funding land development and construction projects. Repayment is from the proceeds of the sale, refinancing, or permanent financing of the property.
CRE owner occupied loans totaled $2.1 billion at June 30, 2026, an increase of $78.2 million, or 4% compared to December 31, 2025. CRE owner occupied loans are extended to commercial customers for the purpose of acquiring or refinancing real estate to be occupied by the borrower's business. These loans are collateralized by the subject property and the repayment of these loans is largely dependent on the performance of the company occupying the property.
CRE non-owner occupied loans decreased $17.4 million, totaling $4.2 billion at June 30, 2026, compared to $4.3 billion at December 31, 2025. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is retail properties, which totaled approximately $1.4 billion at June 30, 2026, with an average loan size of $2.7 million. This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. The second-largest segment in the non-owner occupied CRE portfolio is industrial or warehouse properties, which totaled $903.4 million at June 30, 2026, with an average loan size of $3.3 million, reflecting continued demand for logistics, distribution, and manufacturing space. Non-owner occupied CRE portfolio collateralized by office properties totaled $559.9 million at June 30, 2026, with an average loan size of $1.7 million. This segment targets low to mid-rise suburban offices and is broadly diversified across many types of professional services, with limited exposure to central business districts. Other non-owner occupied CRE loans include $490.3 million collateralized by multi-family residential properties, $232.8 million collateralized by hotels or motels, and $657.4 million collateralized by other property types, including restaurants, schools and recreation centers.
Residential real estate loans increased $159.4 million, or 5%, to $3.3 billion during the six months ended June 30, 2026. Included in the balance as of June 30, 2026, were $1.4 billion of fixed rate mortgages, $1.1 billion of ARMs, and $753.4 million in home equity loans and HELOCs, compared to $1.3 billion, $1.1 billion, and $743.2 million, respectively, at December 31, 2025. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loan balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 58%, with 35% of the loans being in first lien position at June 30, 2026, unchanged from December 31, 2025.
Commercial and financial loans increased $156.3 million, or 7%, from December 31, 2025, totaling $2.5 billion at June 30, 2026. The purpose of these loans may be to provide working capital, asset acquisition or for other business purposes, and are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The Company continues to exercise a disciplined approach to lending and is benefiting from the investments made in recent years to attract talent from large regional banks across its markets. This talent is onboarding significant new relationships, resulting in increased loan production.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which increased $8.1 million, or 4%, to total $193.7 million at June 30, 2026, compared to $185.6 million at December 31, 2025.
Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $4.1 billion, representing 31% of the total portfolio at June 30, 2026, compared to $3.5 billion, or 28%, at December 31, 2025. The Company’s ten largest commercial and CRE funded and unfunded relationships at June 30, 2026 aggregated to $617.3 million, of which $528.7 million was funded, compared to $607.4 million at December 31, 2025, of which $518.4 million was funded.
Concentrations in construction and land development loans and CRE loans are maintained well below regulatory guidelines. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk-based capital were 40% and 230%, respectively, at June 30, 2026, compared to 34% and 227%, respectively, at December 31, 2025. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and CRE loans represent 37% and 216%, respectively, of total consolidated risk-based capital as of June 30, 2026, compared to 32% and 216%, respectively, at December 31, 2025. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, TBMs, OREO and Credit Quality
NPAs at June 30, 2026 totaled $90.0 million, and were comprised of $86.5 million of nonaccrual loans and $3.5 million of OREO. Overall, NPAs increased $13.8 million, or 18%, from $76.3 million as of December 31, 2025. NPAs to total assets at June 30, 2026 increased to 0.42% from 0.37% at December 31, 2025.
Compared to December 31, 2025, nonaccrual loans increased $14.5 million to $86.5 million, and remain low as a percentage of total loans, at 0.66% at June 30, 2026. Approximately 83% of nonaccrual loans at June 30, 2026 were secured with real estate. A significant portion of nonaccrual loans have collateral values well in excess of balances outstanding, and therefore, no loss is expected.
The tables below set forth details related to nonaccrual loans.

	June 30, 2026
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$471	$1,669	$2,140
CRE - owner occupied	17,633	4,754	22,387
CRE - non-owner occupied	17,593	1,302	18,895
Residential real estate	12,564	16,015	28,579
Commercial and financial	7,173	5,406	12,579
Consumer	—	1,961	1,961
Totals	$55,434	$31,107	$86,541

	December 31, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$4,207	$1,812	$6,019
CRE - owner occupied	15,546	5,120	20,666
CRE - non-owner occupied	18,202	1,173	19,375
Residential real estate	1,448	10,654	12,102
Commercial and financial	3,842	7,209	11,051
Consumer	—	2,788	2,788
Totals	$43,245	$28,756	$72,001

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
In certain circumstances, the Company provides modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as TBMs. Loans that were modified as TBMs during the three and six months ended June 30, 2026 are described in “Note 4 - Loans”.
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
The Company recorded provision expense of $9.0 million and $9.8 million, respectively, for the three and six months ended June 30, 2026, compared to $4.4 million and $13.6 million, respectively, for the three and six months ended June 30, 2025. The Company recorded net charge-offs of $3.2 million and $6.5 million, respectively, in the three and six months ended June 30, 2026, compared to $2.5 million and $9.5 million, respectively, for the three and six months ended June 30, 2025.
The ratio of ACL to total loans was 1.38% at June 30, 2026, 1.42% at December 31, 2025, and 1.34% at June 30, 2025.
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
Cash and cash equivalents, including interest-bearing deposits, totaled $429.9 million at June 30, 2026, compared to $388.5 million at December 31, 2025.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Uninsured deposits represented approximately 36% of total deposits at June 30, 2026 compared to 37% at December 31, 2025. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 32% of total deposits at June 30, 2026. The Company has liquidity sources as discussed below, including cash and lines of credit with the FRB and FHLB, that represent 158% of uninsured deposits, and 181% of uninsured and uncollateralized deposits.
In addition to $429.9 million in cash and cash equivalents at June 30, 2026, the Company had $9.2 billion in available borrowing capacity, including $5.0 billion in available collateralized lines of credit, $3.8 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $348.0 million. The Company may also access funding by acquiring brokered deposits. Brokered deposits at June 30, 2026 totaled $611.6 million, compared to $120.9 million at December 31, 2025.
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the second quarter of 2026, Seacoast Bank distributed $55.3 million to the Company. At June 30, 2026, the Company had cash and cash equivalents at the parent of approximately $102.1 million, compared to $98.1 million at December 31, 2025.

Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

(In thousands)	June 30, 2026	December 31, 2025
Noninterest demand	$4,216,499	$3,897,985
Interest-bearing demand	3,870,570	3,993,225
Money market	5,127,372	5,141,519
Savings	972,730	974,694
Time deposits	1,993,546	2,128,055
Brokered time certificates	611,578	120,865
Total deposits	$16,792,295	$16,256,343

Securities sold under agreements to repurchase	373,095	389,003

Total customer funding[1]	$16,553,812	$16,524,481
[1]Total deposits and securities sold under agreements to repurchase, excluding brokered deposits. Securities sold under agreements to repurchase consists of customer sweep accounts.
The Company benefits from a diverse and granular deposit base that serves as a significant source of strength. Total deposits increased $536.0 million, or 7% annualized, to $16.8 billion at June 30, 2026, when compared to December 31, 2025. Excluding brokered deposits, organic year to date deposit growth was 1% annualized.
Customer repurchase agreements totaled $373.1 million at June 30, 2026, decreasing $15.9 million, or 4%, from December 31, 2025. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At June 30, 2026 and December 31, 2025, long-term debt included $72.9 million and $72.8 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company. At June 30, 2026, the average interest rate in effect on our outstanding subordinated debt related to trust preferred securities was 5.68%, compared to 5.77% at December 31, 2025. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. Other long-term debt at June 30, 2026 totaled $40.0 million and included financing obligations associated with branch properties and subordinated debt acquired through a bank acquisition.
FHLB advances totaled $835.0 million at June 30, 2026 with a weighted-average interest rate of 3.80%, compared to advances outstanding of $835.0 million at December 31, 2025 with a weighted-average interest rate of 3.82%. FHLB advances provide a flexible and collateralized source of wholesale funding.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $3.5 billion at both June 30, 2026 and December 31, 2025.

In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the FRB. There was no reserve requirement at June 30, 2026 or December 31, 2025.
Under FRB regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At June 30, 2026, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $277.1 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the six months ended June 30, 2026.
Capital Resources
The Company’s equity capital at June 30, 2026 increased $18.1 million, or 1%, from December 31, 2025 to $2.7 billion. Changes in equity included increases from net income, partially offset by the issuance of cash dividends on common and preferred stock and the repurchase of common stock.
In conjunction with the acquisition of VBI on October 1, 2025, the Company issued non-voting convertible preferred stock, and each 1/1,000th of a share of preferred stock is convertible into one share of Seacoast common stock, subject to certain restrictions. Holders of preferred stock are entitled to receive ratable dividends when dividends are concurrently declared and payable on the shares of Seacoast common stock. See "Note 11 – Business Combinations," for further detail. The convertible preferred stock at June 30, 2026 totaled $343.1 million.
Activity in shareholders’ equity for the six months ended June 30, 2026 and 2025 follows:

(In thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Balance at beginning of period	$2,712,662	$2,183,243
Net income	91,430	74,151
Stock-based compensation expense	10,000	6,996
Common stock transactions related to stock-based employee benefit plans	(1,648)	(1,425)
Repurchase of common stock	(33,164)	—
Dividends on common stock ($0.38 per share and $0.36 per share, respectively)	(37,325)	(30,960)
Dividends on preferred stock ($0.38 per 1/1,000th share)	(4,275)	—
Change in AOCI	(6,875)	39,560
Balance at end of period	$2,730,805	$2,271,565
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

June 30, 2026	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	15.71%	14.80%	10.00%
Tier 1 Capital Ratio	14.30	13.55	8.00
CET1 Ratio	11.45	13.55	6.50
Leverage Ratio	10.39	9.84	5.00
[1]For subsidiary bank only.
The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without OCC approval, Seacoast Bank can pay $90.2 million of dividends to the Company.
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
On March 19, 2026, U.S. banking regulators requested comments on three proposals to modernize the regulatory capital framework for banks of all sizes. The proposals are intended to streamline capital requirements and better align regulatory capital with risk while maintaining the safety and soundness of the banking system. The comment period for all three proposals ended on June 18, 2026. The Company continues to evaluate the potential impact of the proposals and monitor regulatory developments, including any final rulemaking and implementation timelines.
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
The following table presents the ALCO simulation model’s projected impact of a change in interest rates on the net interest income for the 12 and 24 month periods beginning July 1, 2026, holding all balances on the balance sheet static. It is important to note that the results in the table below assume parallel shifts in the yield curve and do not take into account changes in the yield curve slope nor changes in balance sheet size or mix.

	% Change in Projected Baseline
	Net Interest Income
	June 30, 2026
Change in Interest Rates	1-12 months	13-24 months
+3.00%	(2.2)%	3.1%
+2.00%	(0.6)%	3.0%
+1.00%	—%	1.9%
Current	—%	—%
-1.00%	1.5%	(0.6%)
-2.00%	2.9%	(2.0%)
-3.00%	4.3%	(3.6%)
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
Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the general level of inflation. However, inflation affects financial institutions by increasing their cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Mortgage origination and refinancing tends to slow as interest rates increase, and higher interest rates likely will reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market. A decline in interest rates would generally have the opposite impact.
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

Change in Interest Rates	% Change in
Economic Value of
Equity
+3.00%	(16.3)%
+2.00%	(9.9)%
+1.00%	(4.3)%
Current	—%
-1.00%	3.9%
-2.00%	6.6%
-3.00%	7.2%
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2026 and concluded that those disclosure controls and procedures are effective.
During the quarter ended June 30, 2026, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
4/1/26 to 4/30/26	92,125	$31.04	320,763	$130,000
5/1/26 to 5/31/26	—	30.21	385,405	118,357
6/1/26 to 6/30/26	—	29.80	45,512	117,000
Total - 2nd Quarter	92,125	$30.60	751,680	$117,000
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
751,680 shares and 1,072,443 shares, respectively, of the Company’s common stock were repurchased under the program during the three and six months ended June 30, 2026.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Trading arrangements
There were no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company during the three months ended June 30, 2026.
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

Exhibit 3.1.13 Articles of Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K filed May 20, 2026

Exhibit 3.1.14 Certificate of Designations of the Series A Non-Voting Preferred Stock of Seacoast Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8K, filed October 6, 2025.

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

Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 4, 2026	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

August 4, 2026	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer