Form 10-Q
period 2026-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2026-11-04
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to __________________.
Commission File No. 0-13660

Seacoast Banking Corporation of Florida
(Exact Name of Registrant as Specified in its Charter)

Florida	59-2260678
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

815 Colorado Avenue,	Stuart	FL	34994
(Address of Principal Executive Offices)			(Zip Code)

(772)	287-4000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 Par Value	SBCF	Nasdaq Global Select Market

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

Common Stock, $0.10 Par Value – 96,482,082 shares outstanding as of October 15, 2026

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Interest and fees on loans	$197,314	$161,913	$571,206	$469,628
Interest and dividends on securities	61,729	36,019	184,394	97,946
Interest on interest-bearing deposits and other investments	3,603	4,780	13,303	12,740
Total Interest Income	262,646	202,712	768,903	580,314
Interest on deposits	45,495	43,133	134,282	127,392
Interest on time certificates	21,650	16,341	57,896	46,434
Interest on borrowed money	12,146	9,770	36,505	27,639
Total Interest Expense	79,291	69,244	228,683	201,465
Net Interest Income	183,355	133,468	540,220	378,849
Provision for credit losses	6,297	8,371	16,055	22,000
Net Interest Income after Provision for Credit Losses	177,058	125,097	524,165	356,849
Noninterest income:
Service charges on deposit accounts	7,088	6,194	21,045	16,914
Wealth management income	6,094	4,578	17,839	13,022
Mortgage banking income	4,739	517	9,649	1,606
Interchange income	2,258	2,008	6,418	5,710
Insurance agency income	1,847	1,481	4,973	4,390
BOLI income	2,647	3,875	7,873	9,723
Other	7,468	6,006	19,095	19,760
Total Noninterest Income Before Securities (Losses) Gains, Net	32,141	24,659	86,892	71,125
Securities losses, net	(539)	(841)	(40,126)	(606)
Total Noninterest Income	31,602	23,818	46,766	70,519
Noninterest expense:
Salaries and employee benefits	63,441	53,697	189,201	157,350
Outsourced data processing costs	12,465	9,337	36,702	26,366
Occupancy	9,385	7,627	28,211	22,460
Furniture and equipment	3,150	2,233	8,774	6,486
Marketing	3,515	2,509	10,507	8,215
Legal and professional fees	2,726	1,674	8,376	6,485
FDIC assessments	3,126	2,414	9,080	6,716
Amortization of intangibles	9,934	6,005	29,992	16,445
OREO expense and net loss (gain) on sale	497	(346)	645	(97)
Provision for credit losses on unfunded commitments	150	150	450	450
Merger and integration costs	15,506	10,808	32,400	14,281
Other	9,430	5,879	24,268	19,157
Total Noninterest Expense	133,325	101,987	378,606	284,314
Income Before Income Taxes	75,335	46,928	192,325	143,054
Provision for income tax expense	15,467	10,461	41,027	32,436
Net Income	59,868	36,467	151,298	110,618
Preferred dividends	2,138	—	6,414	—
Net income available to common shareholders	$57,730	$36,467	$144,884	$110,618

Net income per share of common stock
Diluted	$0.55	$0.42	$1.39	$1.28
Basic	0.56	0.42	1.40	1.30
Average common shares outstanding
Diluted	97,237	87,425	97,487	86,154
Basic	96,269	86,619	96,514	85,398
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$59,868	$36,467	$151,298	$110,618
Other comprehensive (loss) income:
Unrealized (losses) gains on AFS securities, net of tax benefit of $56.9 million and $69.0 million, respectively, for the three and nine months ended September 30, 2026 and net of tax expense of $8.4 million and $20.9 million, respectively, for the three and nine months ended September 30, 2025	(180,038)	26,184	(217,410)	65,738
Amortization of unrealized gains on securities transferred to HTM, net of nominal tax benefit in each period for the three and nine months ended September 30, 2026 and 2025	(11)	(11)	(32)	(32)
Reclassification adjustment for losses included in net income, net of tax benefit of $3 thousand and $10.0 million, respectively, for the three and nine months ended September 30, 2026, and net of tax benefit of $0.2 million for each of the three and nine months ended September 30, 2025	6	711	29,457	711
Unrealized gains on derivatives designated as fair value hedges, net of reclassifications to income, net of nominal tax expense for the nine months ended September 30, 2025	—	—	—	27
Unrealized gains on derivatives designated as cash flow hedges, net of reclassifications to income, net of tax expense of $1.3 million and $1.7 million, respectively, for the three and nine months ended September 30, 2026	3,946	—	5,013	—
Total other comprehensive (loss) income	$(176,097)	$26,884	$(182,972)	$66,444

Comprehensive (Loss) Income	$(116,229)	$63,351	$(31,674)	$177,062
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2026	December 31, 2025
(In thousands, except share data)
Assets
Cash and due from banks	$188,512	$181,429
Interest-bearing deposits with other banks	114,733	207,116
Total cash and cash equivalents	303,245	388,545
Time deposits with other banks	498	14,424
Debt securities:
Securities AFS (at fair value)	4,634,355	5,164,567
Securities HTM (fair value $435.3 million at September 30, 2026 and $489.6 million at December 31, 2025)	552,982	586,178
Total debt securities	5,187,337	5,750,745
Loans held for sale	14,462	16,297
Loans	13,574,211	12,627,984
ACL	(191,355)	(178,803)
Loans, net of ACL	13,382,856	12,449,181
Bank premises and equipment, net	159,202	160,139
Goodwill	1,045,014	1,034,735
Other intangible assets, net	170,202	195,704
BOLI	338,431	330,563
Net DTAs	123,056	66,579
Other assets	469,063	435,419
Total Assets	$21,193,366	$20,842,331
Liabilities
Deposits	$16,580,159	$16,256,343
Securities sold under agreements to repurchase	316,766	389,003
FHLB and other borrowings	985,000	835,000
Long-term debt, net	112,985	112,761
Other liabilities	259,583	193,437
Total Liabilities	18,254,493	17,786,544
Convertible preferred stock, par value $0.10 per share, authorized 4,000,000 shares, issued 11,250 and outstanding 11,250 shares at September 30, 2026 and December 31, 2025	343,125	343,125
Shareholders’ Equity
Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 98,882,451 and outstanding 96,734,422 at September 30, 2026, and authorized 120,000,000, issued 98,728,878 and outstanding 97,927,843 shares at December 31, 2025	9,888	9,873
Additional paid-in capital	2,216,867	2,197,549
Retained earnings	692,658	603,793
Treasury stock	(63,498)	(21,358)
Total Shareholders' Equity Before Accumulated Other Comprehensive Loss, Net	2,855,915	2,789,857
Accumulated other comprehensive loss, net	(260,167)	(77,195)
Total Shareholders’ Equity	2,595,748	2,712,662
Total Liabilities, Convertible Preferred Stock and Shareholders’ Equity	$21,193,366	$20,842,331
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash Flows from Operating Activities
Net income	$151,298	$110,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,723	6,715
Accretion of discounts on securities, net	(14,018)	(3,858)
Amortization of operating lease ROUAs	7,805	6,793
Other amortization and accretion, net	13,535	2,224
Stock-based compensation	16,209	11,445
Origination of loans designated for sale	(191,183)	(75,987)
Sale of loans designated for sale	199,577	86,383
Provision for credit losses	16,055	22,000
Deferred income taxes	3,038	7,174
Losses on securities	40,126	606
Gains on sale of loans	(6,282)	(4,067)
Losses (gains) on sale and write-downs of bank premises, equipment and OREO	272	(8)
Changes in operating assets and liabilities:
Net increase in other assets	(36,987)	(37,432)
Net increase in other liabilities	63,994	942
Net cash provided by operating activities	$272,162	$133,548

Cash Flows from Investing Activities
Maturities and repayments of debt securities AFS	494,954	369,197
Maturities and repayments of debt securities HTM	33,072	36,460
Proceeds from sale of debt securities AFS	511,140	265,524
Purchases of debt securities AFS	(748,160)	(1,171,727)
Maturities and redemptions of time deposits with other banks	13,926	2,219
Net new loans and principal repayments	(961,369)	(528,685)
Proceeds from the sale of loans held for investment	17,486	19,110
Proceeds from sale of OREO	989	2,960
Proceeds from sale of FHLB and Federal Reserve Bank stock	80,999	31,118
Purchase of FHLB and Federal Reserve Bank stock	(89,385)	(55,185)
Proceeds from BOLI death benefit	—	2,294
Net cash from acquisitions	(3,800)	185,995
Additions to bank premises and equipment	(7,637)	(7,149)
Net cash used in investing activities	$(657,785)	$(847,869)

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash Flows from Financing Activities
Net increase in deposits	$323,816	$142,697
Net (decrease) increase in repurchase agreements	(72,237)	4,176
Net increase of FHLB and other borrowings with original maturities of three months or less	225,000	100,000
Repayments of FHLB and other borrowings with original maturities of more than three months	(735,000)	(105,000)
Proceeds from FHLB and other borrowings with original maturities of more than three months	660,000	450,000
Stock-based employee benefit plans	493	(1,289)
Repurchase of common stock	(39,316)	—
Dividends paid	(62,433)	(46,876)
Net cash provided by financing activities	$300,323	$543,708
Net decrease in cash and cash equivalents	(85,300)	(170,613)
Cash and cash equivalents at beginning of period	388,545	476,607
Cash and cash equivalents at end of period	$303,245	$305,994

Supplemental disclosure of cash flow information:
Cash paid for interest	$231,455	$205,578
Cash paid for taxes, net	32,835	10,380
Recognition of operating lease ROUAs, other than through bank acquisitions, net of terminations	5,851	9,372
Recognition of operating lease liabilities, other than through bank acquisitions, net of terminations	5,905	9,372
Supplemental disclosure of non-cash investing activities:[1]
Transfers from loans to OREO	176	1,116
[1]See "Note 11 – Business Combinations" for non-cash transactions related to business combinations.
See notes to unaudited consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (Unaudited)

			Shareholders' Equity
	Convertible Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount	Shares	Amount					Total
Balance at June 30, 2026	11	$343,125	96,823	$9,878	$2,208,511	$653,623	$(57,137)	$(84,070)	$2,730,805
Comprehensive income (loss)	—	—	—	—	—	59,868	—	(176,097)	(116,229)
Stock-based compensation expense	—	—	—	—	6,209	—	—	—	6,209
Common stock transactions related to stock-based employee benefit plans	—	—	104	10	2,147	—	(16)	—	2,141
Repurchase of common stock	—	—	(193)	—	—	—	(6,345)	—	(6,345)
Dividends on common stock ($0.19 per share)	—	—	—	—	—	(18,695)	—	—	(18,695)
Dividends on preferred stock ($0.19 per 1/1000th share)	—	—	—	—	—	(2,138)	—	—	(2,138)
Three months ended September 30, 2026	—	—	(89)	10	8,356	39,035	(6,361)	(176,097)	(135,057)
Balance at September 30, 2026	11	$343,125	96,734	$9,888	$2,216,867	$692,658	$(63,498)	$(260,167)	$2,595,748

			Shareholders' Equity
	Convertible Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2025	11	$343,125	97,928	$9,873	$2,197,549	$603,793	$(21,358)	$(77,195)	$2,712,662
Comprehensive income (loss)	—	—	—	—	—	151,298	—	(182,972)	(31,674)
Stock-based compensation expense	—	—	—	—	16,209	—	—	—	16,209
Common stock transactions related to stock-based employee benefit plans	—	—	69	15	3,109	—	(2,631)	—	493
Repurchase of common stock	—	—	(1,263)	—	—	—	(39,509)	—	(39,509)
Dividends on common stock ($0.57 per share)	—	—	—	—	—	(56,019)	—	—	(56,019)
Dividends on preferred stock ($0.57 per 1/1000th share)	—	—	—	—	—	(6,414)	—	—	(6,414)
Nine months ended September 30, 2026	—	—	(1,194)	15	19,318	88,865	(42,140)	(182,972)	(116,914)
Balance at September 30, 2026	11	$343,125	96,734	$9,888	$2,216,867	$692,658	$(63,498)	$(260,167)	$2,595,748

			Shareholders' Equity
	Convertible Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount	Shares	Amount					Total
Balance at June 30, 2025	—	$—	85,948	$8,673	$1,832,158	$569,833	$(20,792)	$(118,307)	$2,271,565
Comprehensive income	—	—	—	—	—	36,467	—	26,884	63,351
Stock-based compensation expense	—	—	—	—	4,448	—	—	—	4,448
Common stock transactions related to stock-based employee benefit plans	—	—	46	5	144	—	(12)	—	137
Issuance of common stock, pursuant to acquisition	—	—	1,862	186	54,361	—	—	—	54,547
Dividends on common stock ($0.18 per share)	—	—	—	—	—	(15,916)	—	—	(15,916)
Three months ended September 30, 2025	—	—	1,908	191	58,953	20,551	(12)	26,884	106,567
Balance at September 30, 2025	—	$—	87,856	$8,864	$1,891,111	$590,384	$(20,804)	$(91,423)	$2,378,132

			Shareholders' Equity
	Convertible Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2024	—	$—	85,568	$8,628	$1,824,935	$526,642	$(19,095)	$(157,867)	$2,183,243
Comprehensive income	—	—	—	—	—	110,618	—	66,444	177,062
Stock-based compensation expense	—	—	—	—	11,445	—	—	—	11,445
Common stock transactions related to stock-based employee benefit plans	—	—	426	50	370	—	(1,709)	—	(1,289)
Issuance of common stock, pursuant to acquisition	—	—	1,862	186	54,361	—	—	—	54,547
Dividends on common stock ($0.54 per share)	—	—	—	—	—	(46,876)	—	—	(46,876)
Nine months ended September 30, 2025	—	—	2,288	236	66,176	63,742	(1,709)	66,444	194,889
Balance at September 30, 2025	—	$—	87,856	$8,864	$1,891,111	$590,384	$(20,804)	$(91,423)	$2,378,132

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
Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

Note 2 – Earnings per Share
The Company computes EPS using the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. The Company's Series A Non-Voting Convertible Preferred Stock is a participating security. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted EPS is based on the weighted-average number of common shares outstanding during each period, plus common share equivalents, calculated for share-based awards outstanding using the treasury stock method and preferred shares using the more dilutive of either the two-class or if-converted method.
For each of the three and nine month periods ended September 30, 2026, options to purchase 1,505 shares of the Company's common stock were anti-dilutive. Options to purchase shares of the Company’s common stock totaling 144,826 and 327,859, respectively, for the three and nine months ended September 30, 2025, were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Basic EPS
Net income	$59,868	$36,467	$151,298	$110,618
Less preferred stock dividends	(2,138)	—	(6,414)	—
Net income available to common shareholders	57,730	36,467	144,884	110,618
Less allocation of earnings to preferred stock	(4,126)	—	(9,388)	—
Net income available to common shareholders after allocation of earnings to preferred stock	$53,604	$36,467	$135,496	$110,618
Average common shares outstanding	96,269	86,619	96,514	85,398
Net income per share	$0.56	$0.42	$1.40	$1.30

Diluted EPS
Net income available to common shareholders	$57,730	$36,467	$144,884	$110,618
Less allocation of earnings to preferred stock	(4,089)	—	(9,304)	—
Net income available to common shareholders after allocation of earnings to preferred stock	$53,641	$36,467	$135,580	$110,618
Average common shares outstanding	96,269	86,619	96,514	85,398
Add: Dilutive effect of employee restricted stock and stock options	968	806	973	756
Average diluted shares outstanding	97,237	87,425	97,487	86,154
Net income per share	$0.55	$0.42	$1.39	$1.28

Note 3 – Securities
The amortized cost, gross unrealized gains and losses and fair value of debt securities AFS and HTM at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$60,756	$8	$(2,702)	$58,062
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	3,728,834	195	(297,828)	3,431,201
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	284,625	207	(11,177)	273,655
Private mortgage-backed securities and collateralized mortgage obligations	81,000	108	(6,590)	74,518
CLOs	317,266	508	(858)	316,916
Obligations of state and political subdivisions	333,779	—	(23,647)	310,132
Other debt securities	176,779	52	(6,960)	169,871
Totals	$4,983,039	$1,078	$(349,762)	$4,634,355
HTM Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$466,721	$—	$(109,805)	$356,916
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	86,261	—	(7,866)	78,395
Totals	$552,982	$—	$(117,671)	$435,311

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Debt Securities
U.S. Treasury securities and obligations of U.S. government agencies	$54,831	$365	$(451)	$54,745
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	3,681,499	41,388	(135,388)	3,587,499
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	395,165	4,636	(5,928)	393,873
Private mortgage-backed securities and collateralized mortgage obligations	131,846	561	(5,010)	127,397
CLOs	423,864	636	(512)	423,988
Obligations of state and political subdivisions	336,417	651	(2,520)	334,548
Other debt securities	242,672	421	(576)	242,517
Totals	$5,266,294	$48,658	$(150,385)	$5,164,567
HTM Debt Securities
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$498,931	$—	$(90,696)	$408,235
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	87,247	—	(5,922)	81,325
Totals	$586,178	$—	$(96,618)	$489,560

During the three and nine months ended September 30, 2026, debt securities with fair values of $234.0 million and $511.1 million, respectively, were sold, with gross losses of $0.1 million and $39.6 million, respectively. During the three months ended September 30, 2025, debt securities with a fair value of $245.7 million assumed in the acquisition of Heartland were sold. No gain or loss was recognized on the sale. During the three and nine months ended September 30, 2025, there were $19.8 million in other sales of securities, with gross losses of $1.0 million. Included in “Securities losses, net” on the Consolidated Statements of Income are decreases of $0.5 million and $0.7 million, respectively, for the three and nine months ended September 30, 2026, and increases of $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2025 in the value of investments in mutual funds that invest in CRA-qualified debt securities.
At September 30, 2026, debt securities with a fair value of $2.2 billion were pledged primarily as collateral for public deposits and secured borrowings.
The amortized cost and fair value of securities HTM and AFS as of September 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$—	$—	$6,265	$6,260
Due after one year through five years	—	—	2,993	2,921
Due after five years through ten years	—	—	50,352	46,655
Due after ten years	—	—	334,925	312,358
	—	—	394,535	368,194

Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	466,721	356,916	3,728,834	3,431,201
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	86,261	78,395	284,625	273,655
Private mortgage-backed securities and collateralized mortgage obligations	—	—	81,000	74,518
CLOs	—	—	317,266	316,916
Other debt securities	—	—	176,779	169,871
Totals	$552,982	$435,311	$4,983,039	$4,634,355

The estimated fair value of a security is determined based on market quotations, when available, or, if not available, by using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, or using observable market data. The tables below indicate the fair value of AFS debt securities with unrealized losses for which no allowance for credit losses has been recorded. Information pertaining to our securities with gross unrealized losses at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss positions is as follows:

	September 30, 2026
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$46,460	$(2,252)	$8,732	$(450)	$55,192	$(2,702)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	2,995,789	(182,019)	398,717	(115,809)	3,394,506	(297,828)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	150,581	(4,669)	68,196	(6,508)	218,777	(11,177)
Private mortgage-backed securities and collateralized mortgage obligations	7,924	(231)	63,609	(6,359)	71,533	(6,590)
CLOs	194,479	(627)	46,960	(231)	241,439	(858)
Obligations of state and political subdivisions	304,841	(22,133)	5,291	(1,514)	310,132	(23,647)
Other debt securities	153,813	(6,960)	—	—	153,813	(6,960)
Totals	$3,853,887	$(218,891)	$591,505	$(130,871)	$4,445,392	$(349,762)
[1]Comprised of 661 individual securities.

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total[1]
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$21,846	$(31)	$13,932	$(420)	$35,778	$(451)
Residential mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	378,739	(1,625)	730,551	(133,763)	1,109,290	(135,388)
Commercial mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	90,765	(61)	95,090	(5,867)	185,855	(5,928)
Private mortgage-backed securities and collateralized mortgage obligations	969	(1)	76,829	(5,009)	77,798	(5,010)
CLOs	211,052	(320)	38,882	(192)	249,934	(512)
Obligations of state and political subdivisions	244,168	(1,445)	5,730	(1,075)	249,898	(2,520)
Other debt securities	132,345	(576)	—	—	132,345	(576)
Totals	$1,079,884	$(4,059)	$961,014	$(146,326)	$2,040,898	$(150,385)
[1]Comprised of 383 individual securities.
At September 30, 2026, the Company had unrealized losses of $2.7 million on U.S. Treasury securities and obligations of U.S. government agencies having a fair value of $55.2 million. These securities are either explicitly or implicitly guaranteed by the full faith and credit of the U.S. government. The Company does not expect individual securities issued by the U.S. Treasury, a U.S. agency, or a sponsored U.S. agency to incur future losses of principal. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2026, no allowance has been recorded.
At September 30, 2026, the Company had unrealized losses of $309.0 million on commercial and residential mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities having a fair value of $3.6 billion. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments and the high credit rating of the portfolio provide a sufficient basis for the current expectation that there is no risk of loss if default were to occur. Based on the assessment of all relevant factors, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2026, no allowance has been recorded.
At September 30, 2026, the Company had $6.6 million of unrealized losses on private label residential mortgage-backed securities and collateralized mortgage obligations having a fair value of $71.5 million. All positions held have weighted-average credit support of 22%. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2026, no allowance has been recorded.
At September 30, 2026, the Company had $0.9 million of unrealized losses in floating rate CLOs having a fair value of $241.4 million. CLOs are special purpose vehicles and those in which the Company has invested are nearly all first-lien, broadly syndicated corporate loans across a diversified band of industries while providing support to senior tranche investors. As of September 30, 2026, all positions held by the Company are in AAA and AA tranches, with weighted-average credit support of 37% and 23%, respectively. The Company evaluates the securities for potential credit losses by modeling expected loan-level defaults, recoveries, and prepayments for each CLO security. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. Therefore, at September 30, 2026, no allowance has been recorded.
At September 30, 2026, the Company had $23.6 million of unrealized losses on municipal securities having a fair value of $310.1 million and $7.0 million of unrealized losses on other debt securities having a fair value of $153.8 million. These securities are highly rated issuances, all of which are continuing to make timely contractual payments. Based on the evaluation of available information relevant to collectibility, the Company believes that the unrealized loss positions on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality and expects to recover the entire amortized cost basis of these securities. As a result, as of September 30, 2026, no allowance has been recorded.
All HTM debt securities are issued by government-sponsored entities, which are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The implied government guarantee of principal and interest payments, and the high credit rating of the HTM portfolio provide sufficient basis for the current expectation that there is no risk of loss if a default were to occur. As a result, as of September 30, 2026, no allowance has been recorded. The Company has the intent and ability to hold these securities until maturity.
Included in Other assets at September 30, 2026 and December 31, 2025 is $143.9 million and $135.6 million, respectively, of FHLB and Federal Reserve Bank stock stated at par value. The Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of these cost method investment securities. Accrued interest receivable on AFS and HTM debt securities of $22.5 million and $0.9 million, respectively, at September 30, 2026, and $24.5 million and $1.0 million, respectively, at December 31, 2025, is included in Other assets. Also included in Other assets are investments in CRA-qualified mutual funds carried at fair value of $13.3 million and $13.9 million at September 30, 2026 and December 31, 2025, respectively.

Note 4 – Loans
The following tables present net loan balances by segment for portfolio loans, PCD loans and loans purchased which are not considered purchased credit deteriorated (“Non-PCD”) as of:

	September 30, 2026
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$890,170	$56,285	$533	$946,988
CRE - owner occupied	1,748,659	408,552	19,837	2,177,048
CRE - non-owner occupied	3,303,295	1,010,223	171,761	4,485,279
Residential real estate	2,390,830	862,235	28,390	3,281,455
Commercial and financial	2,101,874	376,240	12,805	2,490,919
Consumer	150,398	41,820	304	192,522
Totals	$10,585,226	$2,755,355	$233,630	$13,574,211

	December 31, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total
Construction and land development	$579,141	$141,326	$3,463	$723,930
CRE - owner occupied	1,505,798	509,118	28,709	2,043,625
CRE - non-owner occupied	2,911,189	1,193,351	150,452	4,254,992
Residential real estate	2,101,868	963,836	33,155	3,098,859
Commercial and financial	1,828,038	476,130	16,821	2,320,989
Consumer	141,768	43,321	500	185,589
Totals	$9,067,802	$3,327,082	$233,100	$12,627,984
The amortized cost basis of loans included net deferred costs of $48.3 million at September 30, 2026 and $46.3 million at December 31, 2025. At September 30, 2026, the remaining fair value adjustments on acquired loans were $120.8 million, or 3.9% of the outstanding acquired loan balances, compared to $150.0 million, or 4.0% of the acquired loan balances at December 31, 2025. The net discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Accrued interest receivable is included within Other assets and was $50.1 million and $45.7 million at September 30, 2026 and December 31, 2025, respectively.

The following tables present the status of net loan balances as of September 30, 2026 and December 31, 2025.

	September 30, 2026
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$889,348	$79	$—	$—	$743	$890,170
CRE - owner occupied	1,735,842	2,219	—	—	10,598	1,748,659
CRE - non-owner occupied	3,299,558	3,262	475	—	—	3,303,295
Residential real estate	2,368,819	4,682	1,046	—	16,283	2,390,830
Commercial and financial	2,082,207	5,908	57	3,533	10,169	2,101,874
Consumer	149,284	722	79	—	313	150,398
Total Portfolio Loans	$10,525,058	$16,872	$1,657	$3,533	$38,106	$10,585,226

Acquired Non-PCD Loans
Construction and land development	$55,670	$47	$—	$—	$568	$56,285
CRE - owner occupied	406,157	60	188	—	2,147	408,552
CRE - non-owner occupied	1,003,595	—	843	303	5,482	1,010,223
Residential real estate	851,390	1,054	421	—	9,370	862,235
Commercial and financial	375,499	91	478	—	172	376,240
Consumer	40,220	67	12	—	1,521	41,820
Total Acquired Non-PCD Loans	$2,732,531	$1,319	$1,942	$303	$19,260	$2,755,355

PCD Loans
Construction and land development	$62	$—	$—	$—	$471	$533
CRE - owner occupied	19,273	—	68	—	496	19,837
CRE - non-owner occupied	159,130	—	—	—	12,631	171,761
Residential real estate	25,508	345	822	—	1,715	28,390
Commercial and financial	11,707	2	501	—	595	12,805
Consumer	211	84	—	—	9	304
Total PCD Loans	$215,891	$431	$1,391	$—	$15,917	$233,630

Total Loans	$13,473,480	$18,622	$4,990	$3,836	$73,283	$13,574,211

	December 31, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
Portfolio Loans
Construction and land development	$577,467	$60	$—	$—	$1,614	$579,141
CRE - owner occupied	1,489,257	2,313	—	—	14,228	1,505,798
CRE - non-owner occupied	2,908,789	1,735	271	—	394	2,911,189
Residential real estate	2,091,065	4,618	364	—	5,821	2,101,868
Commercial and financial	1,807,012	11,518	19	—	9,489	1,828,038
Consumer	140,679	454	28	—	607	141,768
Total Portfolio Loans	$9,014,269	$20,698	$682	$—	$32,153	$9,067,802

Acquired Non-PCD Loans
Construction and land development	$140,286	$—	$—	$—	$1,040	$141,326
CRE - owner occupied	504,275	204	39	—	4,600	509,118
CRE - non-owner occupied	1,187,231	151	—	—	5,969	1,193,351
Residential real estate	954,820	3,609	195	124	5,088	963,836
Commercial and financial	470,768	50	4,785	—	527	476,130
Consumer	41,103	37	—	—	2,181	43,321
Total Acquired Non-PCD Loans	$3,298,483	$4,051	$5,019	$124	$19,405	$3,327,082

PCD Loans
Construction and land development	$98	$—	$—	$—	$3,365	$3,463
CRE - owner occupied	26,652	—	219	—	1,838	28,709
CRE - non-owner occupied	137,051	389	—	—	13,012	150,452
Residential real estate	30,018	993	833	118	1,193	33,155
Commercial and financial	15,786	—	—	—	1,035	16,821
Consumer	468	30	2	—	—	500
Total PCD Loans	$210,073	$1,412	$1,054	$118	$20,443	$233,100

Total Loans	$12,522,825	$26,161	$6,755	$242	$72,001	$12,627,984

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for under the cost-recovery method, whereby interest income is not recognized until the loan balance is paid down to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. The Company recognized interest income on nonaccrual loans of $0.1 million during each of the three months ended September 30, 2026 and September 30, 2025, respectively. The Company recognized $1.9 million and $2.3 million in interest income on nonaccrual loans during the nine months ended September 30, 2026 and September 30, 2025, respectively.

The following tables present net balances of loans on nonaccrual status as of:

	September 30, 2026
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$471	$1,311	$1,782
CRE - owner occupied	7,191	6,050	13,241
CRE - non-owner occupied	16,753	1,360	18,113
Residential real estate	10,287	17,081	27,368
Commercial and financial	6,655	4,281	10,936
Consumer	1,449	394	1,843
Totals	$42,806	$30,477	$73,283

	December 31, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$4,207	$1,812	$6,019
CRE - owner occupied	15,546	5,120	20,666
CRE - non-owner occupied	18,202	1,173	19,375
Residential real estate	1,448	10,654	12,102
Commercial and financial	3,842	7,209	11,051
Consumer	—	2,788	2,788
Totals	$43,245	$28,756	$72,001
The Company utilizes an internal asset classification system as a means of identifying problem and potential problem loans. The classifications of Pass, Special Mention, Substandard, and Doubtful are used to categorize loans under the internal classification system. Refer to “Note 4 – Loans” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional details on classifications.

The following tables present the risk rating of loans and year-to-date1 gross charge offs by year of origination as of:

	September 30, 2026
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Converted to Term	Total
Construction and land development
Risk Ratings:
Pass	$141,590	$338,416	$263,669	$29,009	$20,956	$39,032	$92,012	$—	$924,684
Special Mention	—	—	18,911	—	—	204	1,371	—	20,486
Substandard	—	—	—	—	14	655	1,149	—	1,818
Doubtful	—	—	—	—	—	—	—	—	—
Total	$141,590	$338,416	$282,580	$29,009	$20,970	$39,891	$94,532	$—	$946,988
Gross Charge Offs	$—	$—	$—	$—	$—	$34	$—	$—	$34
CRE - owner occupied
Risk Ratings:
Pass	$385,545	$361,825	$178,481	$141,989	$209,209	$793,244	$34,507	$—	$2,104,800
Special Mention	—	—	—	862	7,066	10,269	400	—	18,597
Substandard	—	1,307	9,537	12,182	7,009	23,450	166	—	53,651
Doubtful	—	—	—	—	—	—	—	—	—
Total	$385,545	$363,132	$188,018	$155,033	$223,284	$826,963	$35,073	$—	$2,177,048
Gross Charge Offs	$—	$—	$—	$23	$16	$6	$—	$—	$45
CRE - non-owner occupied
Risk Ratings:
Pass	$650,875	$661,495	$453,804	$315,929	$784,362	$1,438,435	$17,550	$—	$4,322,450
Special Mention	—	8,798	3,717	9,111	19,044	18,154	902	—	59,726
Substandard	—	1,208	48,594	360	25,517	18,625	8,799	—	103,103
Doubtful	—	—	—	—	—	—	—	—	—
Total	$650,875	$671,501	$506,115	$325,400	$828,923	$1,475,214	$27,251	$—	$4,485,279
Gross Charge Offs	$—	$—	$—	$459	$593	$16	$—	$—	$1,068
Residential real estate
Risk Ratings:
Pass	$404,327	$229,668	$166,970	$158,008	$438,877	$1,084,947	$659,132	$96,352	$3,238,281
Special Mention	—	598	—	733	—	1,684	3,442	772	7,229
Substandard	20	280	933	4,397	3,342	13,264	11,444	2,265	35,945
Doubtful	—	—	—	—	—	—	—	—	—
Total	$404,347	$230,546	$167,903	$163,138	$442,219	$1,099,895	$674,018	$99,389	$3,281,455
Gross Charge Offs	$—	$—	$—	$—	$164	$85	$106	$—	$355
Commercial and financial
Risk Ratings:
Pass	$384,178	$531,896	$357,048	$123,244	$183,234	$266,614	$554,280	$—	$2,400,494
Special Mention	351	7,885	1,693	2,852	3,280	1,622	3,249	—	20,932
Substandard	215	12,466	3,394	3,056	3,664	24,260	22,438	—	69,493
Doubtful	—	—	—	—	—	—	—	—	—
Total	$384,744	$552,247	$362,135	$129,152	$190,178	$292,496	$579,967	$—	$2,490,919
Gross Charge Offs	$—	$2,111	$611	$2,106	$786	$3,537	$2,477	$—	$11,628
Consumer
Risk Ratings:
Pass	$13,446	$11,605	$10,488	$5,393	$14,477	$40,411	$93,836	$—	$189,656
Special Mention	11	73	411	4	97	247	59	—	902
Substandard	63	92	—	16	1,525	157	111	—	1,964
Doubtful	—	—	—	—	—	—	—	—	—
Total	$13,520	$11,770	$10,899	$5,413	$16,099	$40,815	$94,006	$—	$192,522
Gross Charge Offs	$1,096	$56	$125	$140	$89	$106	$81	$—	$1,693
Consolidated
Total	$1,980,621	$2,167,612	$1,517,650	$807,145	$1,721,673	$3,775,274	$1,504,847	$99,389	$13,574,211
Gross Charge Offs[1]	$1,096	$2,167	$736	$2,728	$1,648	$3,784	$2,664	$—	$14,823
1Represents gross charge-offs for the nine months ended September 30, 2026

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Construction and land development
Risk Ratings:
Pass	$121,237	$332,530	$57,222	$41,967	$38,085	$31,055	$87,508	$—	$709,604
Special Mention	—	—	—	—	4,914	348	—	—	5,262
Substandard	999	—	3,819	2,095	—	965	1,186	—	9,064
Doubtful	—	—	—	—	—	—	—	—	—
Total	$122,236	$332,530	$61,041	$44,062	$42,999	$32,368	$88,694	$—	$723,930
Gross Charge Offs	$—	$—	$115	$—	$24	$17	$—	$—	$156
CRE - owner occupied
Risk Ratings:
Pass	$405,841	$180,447	$156,256	$235,989	$241,758	$703,744	$29,882	$—	$1,953,917
Special Mention	—	7,380	2,816	966	5,319	12,838	398	—	29,717
Substandard	—	3,464	11,342	17,878	2,194	25,038	75	—	59,991
Doubtful	—	—	—	—	—	—	—	—	—
Total	$405,841	$191,291	$170,414	$254,833	$249,271	$741,620	$30,355	$—	$2,043,625
Gross Charge Offs	$—	$—	$—	$238	$—	$490	$—	$—	$728
CRE - non-owner occupied
Risk Ratings:
Pass	$704,003	$538,748	$318,106	$848,500	$552,105	$1,084,106	$31,102	$—	$4,076,670
Special Mention	—	22	8,984	44,738	9,781	42,347	—	—	105,872
Substandard	—	—	—	39,559	9,061	23,830	—	—	72,450
Doubtful	—	—	—	—	—	—	—	—	—
Total	$704,003	$538,770	$327,090	$932,797	$570,947	$1,150,283	$31,102	$—	$4,254,992
Gross Charge Offs	$—	$—	$—	$—	$—	$420	$—	$—	$420
Residential real estate
Risk Ratings:
Pass	$272,509	$196,766	$185,686	$476,581	$610,708	$569,549	$662,764	$96,123	$3,070,686
Special Mention	—	476	78	1,527	—	663	5,068	174	7,986
Substandard	—	318	113	2,120	5,079	6,630	4,810	1,117	20,187
Doubtful	—	—	—	—	—	—	—	—	—
Total	$272,509	$197,560	$185,877	$480,228	$615,787	$576,842	$672,642	$97,414	$3,098,859
Gross Charge Offs	$—	$—	$—	$145	$210	$36	$19	$—	$410
Commercial and financial
Risk Ratings:
Pass	$582,118	$414,134	$151,321	$252,087	$215,002	$167,651	$495,663	$—	$2,277,976
Special Mention	—	1,286	110	584	2,229	6,312	3,570	—	14,091
Substandard	—	716	2,944	5,067	6,538	6,211	6,850	—	28,326
Doubtful	—	—	—	—	596	—	—	—	596
Total	$582,118	$416,136	$154,375	$257,738	$224,365	$180,174	$506,083	$—	$2,320,989
Gross Charge Offs	$—	$—	$85	$2,075	$1,231	$9,637	$2,493	$—	$15,521
Consumer
Risk Ratings:
Pass	$16,392	$13,716	$9,603	$19,441	$15,123	$36,026	$72,246	$—	$182,547
Special Mention	15	33	—	2	—	12	168	—	230
Substandard	4	13	23	2,261	—	461	50	—	2,812
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,411	$13,762	$9,626	$21,704	$15,123	$36,499	$72,464	$—	$185,589
Gross Charge Offs	$842	$201	$62	$1,294	$108	$42	$238	$—	$2,787
Consolidated
Total	$2,103,118	$1,690,049	$908,423	$1,991,362	$1,718,492	$2,717,786	$1,401,340	$97,414	$12,627,984
Gross Charge Offs[1]	$842	$201	$262	$3,752	$1,573	$10,642	$2,750	$—	$20,022
1Represents gross charge-offs for the year ended December 31, 2025.

TBMs
The following tables present the amortized cost of TBM loans that were modified during the three and nine months ended September 30, 2026 and September 30, 2025.

	Three Months Ended September 30, 2026
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total	% of Total Class of Loans
Residential real estate	$—	$506	$506	0.02%
Totals	$—	$506	$506	—%

	Three Months Ended September 30, 2025
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total	% of Total Class of Loans
CRE - owner occupied	$—	$132	$132	0.01%
Residential real estate	—	83	83	—
Commercial and financial	—	745	745	0.04
Consumer	—	4	4	—
Totals	$—	$964	$964	0.01%

	Nine Months Ended September 30, 2026
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total	% of Total Class of Loans
CRE - owner occupied	$—	$45	$45	—%
Residential real estate	—	698	698	0.02
Commercial and financial	—	627	627	0.03
Consumer	—	4	4	—
Totals	$—	$1,374	$1,374	0.01%

	Nine Months Ended September 30, 2025
(In thousands)	Rate Reduction or Rate Reduction with Term Extension	Term Extension and/or Payment Delay	Total	% of Total Class of Loans
CRE - owner occupied	$69	$132	$201	0.01%
Residential real estate	—	300	300	0.01
Commercial and financial	67	2,388	2,455	0.14
Consumer	—	4	4	—
Totals	$136	$2,824	$2,960	0.03%

There were no unfunded lending related commitments associated with TBMs as of September 30, 2026 and September 30, 2025.
The following tables present the payment status of TBM loans that were modified in the twelve months prior to September 30, 2026 and in the twelve months prior to September 30, 2025.

	September 30, 2026
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
CRE - owner occupied	$280	$—	$—	$—	$—	$280
Residential real estate	20	—	—	—	888	908
Commercial and financial	665	69	—	—	84	818
Consumer	4	—	—	—	—	4
Totals	$969	$69	$—	$—	$972	$2,010

	September 30, 2025
(In thousands)	Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Total
CRE - owner occupied	$69	$—	$—	$—	$132	$201
Residential real estate	57	—	—	—	472	529
Commercial and financial	2,290	—	—	—	165	2,455
Consumer	—	—	—	—	4	4
Totals	$2,416	$—	$—	$—	$773	$3,189
TBM loans that experienced a payment default and that were modified in the 12 months preceding the default were immaterial for each period presented.

Note 5 – Allowance for Credit Losses
Activity in the ACL is summarized as follows:

	Three Months Ended September 30, 2026
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$8,641	$—	$388	$—	$15	$9,044
CRE - owner occupied	23,033	—	907	(23)	1	23,918
CRE - non-owner occupied	55,775	8,399	1,678	—	37	65,889
Residential real estate	50,120	—	437	—	22	50,579
Commercial and financial	37,379	—	2,768	(5,789)	636	34,994
Consumer	7,102	—	119	(480)	190	6,931
Totals	$182,050	$8,399	$6,297	$(6,292)	$901	$191,355

	Three Months Ended September 30, 2025
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$6,556	$—	$945	$(139)	$4	$7,366
CRE - owner occupied	12,942	22	1,388	(197)	5	14,160
CRE - non-owner occupied	46,627	1	2,828	—	348	49,804
Residential real estate	41,687	60	686	(174)	59	42,318
Commercial and financial	27,109	18	2,411	(4,431)	1,454	26,561
Consumer	7,263	5	113	(371)	234	7,244
Totals	$142,184	$106	$8,371	$(5,312)	$2,104	$147,453

	Nine Months Ended September 30, 2026
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$9,740	$—	$(782)	$(34)	$120	$9,044
CRE - owner occupied	16,528	—	7,206	(45)	229	23,918
CRE - non-owner occupied	56,143	8,399	2,254	(1,068)	161	65,889
Residential real estate	51,297	—	(419)	(355)	56	50,579
Commercial and financial	37,943	—	7,105	(11,628)	1,574	34,994
Consumer	7,152	—	691	(1,693)	781	6,931
Totals	$178,803	$8,399	$16,055	$(14,823)	$2,921	$191,355

	Nine Months Ended September 30, 2025
(In thousands)	Beginning Balance	Allowance on PCD Loans Acquired	Provision for Credit Losses	Charge- Offs	Recoveries	Ending Balance
Construction and land development	$7,252	$—	$241	$(139)	$12	$7,366
CRE - owner occupied	11,825	22	2,503	(197)	7	14,160
CRE - non-owner occupied	43,866	1	4,761	(320)	1,496	49,804
Residential real estate	39,168	60	3,390	(400)	100	42,318
Commercial and financial	27,533	18	10,748	(14,163)	2,425	26,561
Consumer	8,411	5	357	(2,296)	767	7,244
Totals	$138,055	$106	$22,000	$(17,515)	$4,807	$147,453

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
As of September 30, 2026 and December 31, 2025, the Company utilized a multiple scenario model comprised of a blend of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the scenarios, including continued actions taken by the Federal Reserve regarding monetary policy and changes in interest rates and the potential impact of those actions. Outcomes could differ from the scenarios utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.
The following section discusses changes in the level of the ACL for the three months ended September 30, 2026.
The allowance increased $9.3 million, or 5.1%, during the third quarter of 2026 to $191.4 million, representing 1.41% of loans held for investment as of September 30, 2026.
During the third quarter of 2026, the Company recorded an $8.4 million measurement period adjustment related to an acquired loan that was determined to meet the definition of PCD as of the acquisition date. The measurement period adjustment increased the ACL on acquired PCD loans by $8.4 million based on facts and circumstances that existed at the acquisition date.
In the Construction and land development segment, the increase in allowance is driven by the increase in loan balances. In this segment, the primary source of repayment is typically from proceeds of the sale or permanent financing of the underlying property; therefore, industry and collateral type and estimated collateral values are among the relevant factors in assessing expected losses.
In the CRE - owner-occupied segment, the allowance increased due to the increase in loan balances. Risk characteristics include, but are not limited to, collateral type, note structure and loan seasoning.
In the CRE - non-owner-occupied segment, the allowance increased due to the $8.4 million measurement period adjustment on an acquired loan, and due to the increase in loan balances in this segment. Repayment is often dependent upon rental income from the successful operation of the underlying property or from the sale of the property. Loan performance may be adversely affected by general economic conditions or conditions specific to the real estate market, including property types. Collateral type, note structure, and loan seasoning are among the risk characteristics analyzed for this segment.
The Residential real estate segment includes residential mortgage, home equity loans, and HELOCs. The increase in the allowance is due to the increase in loan balances. Risk characteristics considered for this segment include, but are not limited to, borrower FICO score, lien position, LTV ratios, and loan seasoning.
In the Commercial and financial segment, borrowers are primarily small to medium sized professional firms and other businesses, and loans are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The allowance decreased in the third quarter due to a decrease in modeled expected losses and due to charge-offs. Industry, collateral type, estimated collateral values, and loan seasoning are among the relevant factors in assessing expected losses.

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
Cash Flow Hedges
The Company periodically enters into contracts to mitigate exposure to the variability of future cash flows due to changes in interest rates on certain assets and liabilities. During the fourth quarter of 2025, the Company entered into three interest rate caps, each with a notional amount of $100.0 million, maturing in November 2030 and December 2030. The Company has designated these instruments as cash flow hedges and considers them highly effective in offsetting changes in forecasted cash flows attributable to interest rate movements on certain liabilities. Changes in the fair value of the interest rate caps are recorded in AOCI and subsequently reclassified into earnings when the hedged cash flows affect earnings. Premiums paid for the interest rate caps are amortized into interest income over the term of the hedges.
During the third quarter of 2026, the Company entered into a $200.0 million receive-fixed interest rate swap with an embedded interest rate cap and designated the instrument as a cash flow hedge of forecasted interest receipts on variable-rate assets indexed to one-month SOFR. The hedge, which matures in August 2029, is intended to reduce the impact of declining interest rates on future earnings.

For the three and nine months ended September 30, 2026, the Company recognized gains of $5.3 million and $6.7 million, respectively, in Other comprehensive income related to its cash flow hedges. During the same periods, the Company reclassified $0.1 million and $0.4 million, respectively, from AOCI into interest income as the hedged forecasted transactions affected earnings. The Company expects to reclassify approximately $1.0 million from AOCI into interest income during the next twelve months related to these agreements, which includes the premiums paid.
Fair Value Hedges
The Company periodically enters into interest rate swap contracts to hedge the risk of changes in fair value of the AFS securities portfolio due to changes in SOFR. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in Other comprehensive income. These derivative instruments are primarily for risk management purposes. There were no securities fair value hedges during the three and nine months ended September 30, 2026. For the nine months ended September 30, 2025, the Company recognized through Other comprehensive income, net losses of $0.4 million, and reclassified net losses of $0.5 million out of AOCI into interest income.
The Company has entered into interest rate swap contracts to hedge the risk of changes in the fair value of a pool of residential mortgages due to changes in SOFR. These fair value hedges utilize the portfolio layer method. The Company considers these derivatives to be highly effective at offsetting changes in interest rates and assesses the effectiveness on a quarterly basis. The effect of changes in interest rates on the fair value of these derivative contracts is recognized in interest income. These derivative instruments are primarily for risk management purposes. For each of the three and nine months ended September 30, 2026, the Company recognized gains through interest income of $0.1 million. For the three and nine months ended September 30, 2025, the Company recognized losses through interest income of $0.5 million and $0.4 million, respectively.
Economic Hedges
The Company enters into IRLCs to originate mortgage loans for which the interest rate on the loan is determined prior to funding, forward loan sale commitments for the future delivery of these mortgage loans for sale on the secondary market, and forward TBA mortgage-backed securities, all of which are classified as freestanding derivatives. For the three and nine months ended September 30, 2026, the Company recognized losses of $0.2 million and gains of $0.3 million, respectively, in Mortgage banking income in the Consolidated Statements of Income related to these non-hedging derivative financial instruments.

(In thousands)	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2026
Interest rate contracts[1]	$1,390,910	$39,850	Other assets and Other liabilities
Residential mortgage fair value hedges	250,000	580	Other assets
Interest rate cash flow hedges	500,000	9,358	Other assets
IRLCs	7,673	123	Other liabilities
Forward TBA mortgage-backed securities	7,149	149	Other assets
Forward loan sale commitments	2,019	30	Other liabilities

December 31, 2025
Interest rate contracts[1]	$1,152,442	$25,009	Other assets and Other liabilities
Residential mortgage fair value hedges	400,000	380	Other liabilities
Interest rate caps cash flow hedges	300,000	3,064	Other assets
IRLCs	5,106	495	Other assets
Forward TBA mortgage-backed securities	5,122	94	Other liabilities
Forward loan sale commitments	285	51	Other assets
[1]Interest rate contracts include risk participation agreements with notional amounts of $131.4 million and $65.3 million at September 30, 2026, and December 31, 2025, respectively with nominal fair value in both periods.

The following table presents amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Loans, net[1]	$1,420,491	$1,043,345	$(577)	$559
[1]These amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2026, the portfolio layer method was $250 million, of which $250 million was designated as hedged. At December 31, 2025, the portfolio layer method was $400 million, of which $400 million was designated as hedged.

Note 7 – Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company is required to pledge collateral with value sufficient to fully collateralize borrowings. Company securities pledged were as follows by collateral type and maturity, as of:

(In thousands)	September 30, 2026	December 31, 2025
Fair value of pledged securities - overnight and continuous:
Mortgage-backed securities and collateralized mortgage obligations of U.S. government-sponsored entities	$559,024	$512,066
Note 8 – Regulatory Capital
The Company is well-capitalized and at September 30, 2026, the Company and the Company’s principal banking subsidiary, Seacoast Bank, exceeded the CET1 capital ratio regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well-capitalized banks under the regulatory framework for prompt corrective action.

Note 9 – Contingent Liabilities
The Company and its subsidiaries, because of the nature of their business, are at all times subject to numerous legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial condition, operating results or cash flows.
Note 10 – Fair Value
Under ASC Topic 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2026 and December 31, 2025 included:

(In thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2026
Financial Assets
Debt securities AFS[1]	$4,634,355	$100	$4,634,255	$—
Derivative financial instruments[2]	49,937	—	49,937	—
Loans held for sale[2]	14,462	—	14,462	—
OREO[3]	3,263	—	—	3,263
Equity securities[4]	13,255	13,255	—	—
MSR[5]	29,398	—	—	29,398
Financial Liabilities
Derivative financial instruments[2]	$40,003	$—	$39,850	$153

At December 31, 2025
Financial Assets
Debt securities AFS[1]	$5,164,567	$200	$5,164,367	$—
Derivative financial instruments[2]	28,620	—	28,125	495
Loans held for sale[2]	16,297	—	16,297	—
OREO[3]	4,250	—	—	4,250
Equity securities[4]	13,923	13,923	—	—
MSR[5]	28,061	—	—	28,061
Financial Liabilities
Derivative financial instruments[2]	$25,483	$—	$25,389	$94
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

Derivative financial instruments: The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps and forward TBA mortgage-backed securities is classified as Level 2. The fair values of these instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates and, when appropriate, the current credit worthiness of the counterparties. IRLCs and forward loan sale commitment fair values are estimated based on quoted prices for similar loans in active markets. However, the value is adjusted by a factor which considers the likelihood of a loan in a lock position will ultimately close. This closing ratio is derived from internal data and is adjusted using significant accounting judgment. As such, these derivatives are classified as Level 3 measurements and the Company values these derivatives primarily using a market approach that incorporates flow mandatory market pricing, adjusted for expected pull‑through based on historical experience. For IRLCs, the weighted-average pull-through rate was 96% and 94% at September 30, 2026 and December 31, 2025, respectively, while the weighted-average current reference price was 98.32% and 101.26%, respectively. For forward loan sale commitments, the weighted-average pull-through rate was 100% at both September 30, 2026 and December 31, 2025, while the weighted-average current reference price was 98.50% and 101.12%, respectively.
Loans and OREO: Fair values of collateral-dependent real estate loans and OREO are based on recent real estate appraisals less estimated costs of sale. Evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost, and/or income approach. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time, but none were made by management. The fair values of these loans and properties are considered Level 3 in the fair value hierarchy. There were no collateral-dependent loans measured at fair value at both September 30, 2026 and December 31, 2025.
MSRs: The fair value of these servicing rights is based on an income approach. Various unobservable inputs to assumptions including expected cash flows, market discount rates, prepayment rates, servicing costs, and other factors are utilized, therefore the valuation of MSRs is classified as Level 3.
The following table presents changes in the Company's MSRs measured at fair value for the three and nine months ended September 30, 2026. There was no MSR balance during the three and nine months ended September 30, 2025:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2026
Carrying value at beginning of period	$26,784	$28,061
Originated servicing rights capitalized upon sale of loan	517	1,448
Change in fair value:
Due to payoffs/paydowns	(689)	(2,172)
Due to change in valuation inputs or assumptions	2,786	2,061
Carrying value at end of period	$29,398	$29,398

The following table presents data and key economic assumptions, as well as the valuation's sensitivity to interest rate fluctuations, related to the Company’s MSRs as of:

(In thousands)	September 30, 2026	December 31, 2025
Unpaid principal balance	$2,365,165	$2,540,798
Prepayment rate assumptions:
Weighted-average	9.58%	12.74%
Estimated impact on fair value of a 10% increase	$(1,182)	$(1,373)
Estimated impact on fair value of a 20% increase	(2,282)	(2,639)
Option-adjusted spread:
Weighted-average	5.50%	5.50%
Estimated impact on fair value of a 100 basis point increase	$(1,201)	$(1,163)
Estimated impact on fair value of a 200 basis point increase	(2,306)	(2,232)
Weighted-average coupon interest rate	4.78%	4.78%
Weighted-average servicing fee	0.25	0.25
Weighted-average remaining maturity (in months)	349	348
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
For recurring fair value measurements, transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. During the nine months ended September 30, 2026, there were no such transfers.
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 16 - Fair Value” of the Annual Report on Form 10-K for the year ended December 31, 2025.

The carrying amount and fair value of the Company’s other financial instruments that were not disclosed previously in the balance sheet and for which carrying amount is not fair value as of September 30, 2026 and December 31, 2025 is as follows:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Financial Assets
HTM debt securities[1]	$552,982	$—	$435,311	$—
Loans, net	13,382,856	—	147,248	12,837,275
Financial Liabilities
Deposits	16,580,159	—	—	16,580,540
FHLB and other borrowings	985,000	—	984,948	—
Subordinated debt	95,693	—	94,099	—

December 31, 2025
Financial Assets
HTM debt securities[1]	$586,178	$—	$489,560	$—
Time deposits with other banks	14,424	—	13,455	—
Loans, net	12,449,181	—	—	12,263,824
Financial Liabilities
Deposits	16,256,343	—	—	16,257,291
FHLB and other borrowings	835,000	—	833,483	—
Subordinated debt	95,161	—	90,248	—
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2026 and December 31, 2025:
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

Investments at NAV: The Company has equity investments in SBICs accounted for under the fair value practical expedient of NAV included in Other assets totaling $24.4 million at September 30, 2026 and $26.4 million at December 31, 2025, which are not included in the fair value hierarchy. These investments are made primarily through various SBIC funds as a strategy to provide expansion and growth opportunities to small businesses and are subject to various risks, including market, liquidity, and credit risk. SBICs are generally structured to operate for approximately 10 years and the Company’s investments are not redeemable. Distributions are received through the liquidation of the underlying assets, which is expected to occur over the next 5-10 years. Unfunded commitments related to these investments were $7.8 million at September 30, 2026 and $8.7 million at December 31, 2025.
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
[1]Preferred stock is 1/1000th share for every share of common stock.
The acquisition of VBI was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill of $287.5 million for this acquisition that is nondeductible for tax purposes. Determining fair values of assets and liabilities, especially the loan portfolio, CDI, and deferred taxes, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.

The table below presents the allocation of the purchase consideration.

(In thousands)	Initially Measured October 1, 2025	Measurement Period Adjustments	As Adjusted October 1, 2025
Assets:
Cash and cash equivalents	$166,758	$—	$166,758
Investment securities	2,540,434	(42)	2,540,392
Loans	1,202,389	(9,051)	1,193,338
Bank premises and equipment	45,942	—	45,942
CDI	110,548	—	110,548
Goodwill	280,087	7,419	287,506
Other assets	99,776	—	99,776
Total Assets	$4,445,934	$(1,674)	$4,444,260

Liabilities:
Deposits	$3,450,869	$—	$3,450,869
Securities sold under agreements to repurchase	105,064	—	105,064
Other liabilities	60,856	(1,674)	59,182
Total Liabilities	$3,616,789	$(1,674)	$3,615,115

The table below presents information with respect to the fair value and unpaid principal balance of acquired loans at the acquisition date.

	October 1, 2025
(In thousands)	Book Balance	Fair Value
Loans:
Construction and land development	$102,067	$90,149
CRE - owner occupied	93,284	90,147
CRE - non-owner occupied	361,699	335,761
Residential real estate	365,935	349,786
Commercial and financial	335,831	322,276
Consumer	5,332	5,219
Total acquired loans	$1,264,148	$1,193,338

The table below presents the carrying amount of loans for which, at the date of acquisition, there was evidence of more than insignificant deterioration of credit quality since origination:

(In thousands)	Initially Measured October 1, 2025	Measurement Period Adjustments	As Adjusted October 1, 2025
Book balance of loans at acquisition	$148,575	$43,195	$191,770
ACL at acquisition	(3,026)	(8,400)	(11,426)
Non-credit related discount	(19,198)	(300)	(19,498)
Total PCD loans acquired	$126,351	$34,495	$160,846
The acquisition of VBI resulted in the addition of $34.1 million in ACL, including $11.4 million for PCD loans, and $22.7 million for non-PCD loans recorded through the provision for credit losses.

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
Pro-forma Information
The table below presents pro-forma data as if the acquisition of VBI occurred at the beginning of 2025. The pro-forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have occurred if the transactions had been effected on the assumed dates.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net interest income	$183,355	$166,135	$540,220	$470,955
Net income available to common shareholders	57,730	48,297	144,884	122,202
EPS - diluted	0.55	0.46	1.39	1.17
EPS - basic	$0.56	$0.46	$1.40	$1.18

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
Acquisition of W.L. Hunter Insurance Agency, LLC
On July 1, 2026, the Company, through its wholly-owned Nature Coast Insurance subsidiary, completed its acquisition of the W.L. Hunter Insurance Agency, LLC for total consideration of $5.8 million. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill and a customer relationship intangible asset of $2.9 million each. The goodwill is not deductible for tax purposes. The customer relationship intangible asset is being amortized on a straight-line basis over 10 years.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this discussion and analysis is to aid in understanding significant changes in the financial condition of Seacoast Banking Corporation of Florida and its subsidiaries (“Seacoast” or the “Company”) and their results of operations. Nearly all of the Company’s operations are contained in its banking subsidiary, Seacoast National Bank (“Seacoast Bank” or the “Bank”). Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes included in this report.
For the consolidated statements of income, the emphasis of this discussion will be on the three months ended September 30, 2026, compared to the three months ended June 30, 2026, and September 30, 2025, as well as the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2026, compared to December 31, 2025.

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
•The risks relating to bank acquisitions, which include, without limitation: the diversion of management's time on issues related to the integration; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following acquisitions being lower than expected; the risk related to the accounting and regulatory capital treatment of the Series A Non-Voting Convertible Preferred Stock and the impact on the Company's financial statements; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets;
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
Business Developments
Seacoast’s balanced growth strategy includes both acquisitions and organic growth initiatives. In the second half of 2025, Seacoast acquired both Heartland and VBI. These transformative transactions together added 23 branch locations, $5.3 billion in assets, and $4.2 billion in deposits, bringing leading market share and significant liquidity, further strengthening the Company’s competitive position and enhancing our capacity for sustained profitable growth. Full integration and system conversion activities for Heartland were completed in the third quarter of 2025, and for VBI in the third quarter of 2026. Complementing acquisitions with organic growth, in recent years Seacoast has added experienced bankers in dynamic and growing markets, leading to significant growth in new relationships. These efforts have supported core deposit generation, loan production, and expansion of client relationships across multiple product lines.
Results of Operations
Seacoast provides integrated financial services including commercial and consumer banking, wealth management, mortgage and insurance services to customers at 105 full-service branches across Florida and Georgia, and through advanced mobile and online banking solutions. The Company’s financial results in the third quarter of 2026 included strong growth in loans supporting improved net interest income. Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Highlights for the third quarter of 2026 included:
•Net income of $59.9 million, or $0.55 per diluted share, increased 1% from the second quarter of 2026 and 64% from the third quarter of 2025. Adjusted net income1 of $71.8 million, or $0.66 per diluted share, increased 9% from the second quarter of 2026 and 59% from the third quarter of 2025.
•Adjusted pre-tax pre-provision earnings1 increased 5% compared to the second quarter of 2026 and 49% compared to the third quarter of 2025.
•Net interest income grew 2% compared to the second quarter of 2026 and 37% compared to the third quarter of 2025.

•The net interest margin was stable at 3.83% compared to the second quarter of 2026, and excluding accretion on acquired loans, expanded one basis point to 3.66% from the second quarter of 2026.
•13% annualized organic loan growth in the third quarter of 2026 and 10% annualized growth year to date.
•Average noninterest-bearing deposits grew 4% annualized from the second quarter of 2026 and noninterest-bearing demand deposits have grown 10% annualized year to date.
•Continued share repurchases, with over 1.2 million shares of common stock repurchased year to date.
•Successfully completed the integration of VBI, solidifying a long-term growth partnership.
•Continued improvement in profitability metrics. Key metrics include:

	Third	Second	Third	Nine Months Ended September 30,
	Quarter	Quarter	Quarter
	2026	2026	2025	2026	2025
ROA	1.11%	1.13%	0.88%	0.96%	0.93%
ROTE	14.34	14.44	10.70	12.44	11.23
Efficiency ratio	61.00	58.52	64.44	59.68	62.94

Adjusted ROA[1]	1.34%	1.25%	1.09%	1.30%	1.02%
Adjusted ROTE[1]	16.89	15.79	12.98	16.32	12.25
Adjusted efficiency ratio[1]	53.87	54.54	57.63	54.56	59.77
[1]Non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Net Interest Income and Margin
Net interest income for the third quarter of 2026 totaled $183.4 million, an increase of $3.0 million, or 2%, compared to the second quarter of 2026, and an increase of $49.9 million, or 37%, compared to the third quarter of 2025. The year-over-year increase was primarily driven by higher loan and securities balances resulting from the acquisitions completed in 2025. Interest income on loans in the third quarter of 2026 increased by $9.2 million, or 5%, compared to the second quarter of 2026, reflecting higher average loan balances and higher core loan yields. Securities income decreased $0.8 million, or 1%, compared to the second quarter of 2026, as improved securities portfolio yields were more than offset by lower average securities balances. Accretion on acquired loans was $8.5 million in the third quarter of 2026, $8.9 million in the second quarter of 2026, and $9.5 million in the third quarter of 2025. Interest expense on deposits increased $4.3 million, or 7%, compared to the second quarter of 2026, and increased $7.7 million, or 13%, compared to the third quarter of 2025, primarily due to higher average balances and higher rates.
For the nine months ended September 30, 2026, net interest income totaled $540.2 million, an increase of $161.4 million, or 43%, compared to the nine months ended September 30, 2025. Interest income on loans for the nine months ended September 30, 2026 increased by $101.6 million, or 22%, compared to the nine months ended September 30, 2025, reflecting higher average loan balances from organic growth and the acquisitions completed in 2025. Securities income increased $86.4 million, or 88%, compared to the nine months ended September 30, 2025, reflecting higher average securities balances and improved portfolio yields following the securities repositioning executed in the first quarter of 2026. Accretion on acquired loans totaled $29.5 million for the nine months ended September 30, 2026, compared to $28.3 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, interest expense on deposits increased $18.4 million, or 11%, compared to the nine months ended September 30, 2025, primarily due to higher average balances resulting from bank acquisitions in 2025, partially offset by lower deposit costs.
Net interest margin (on an FTE basis) was stable at 3.83% in the third quarter of 2026 compared to the second quarter of 2026, and expanded 26 basis points from 3.57% in the third quarter of 2025. Excluding the effects of accretion on acquired loans, net interest margin expanded one basis point to 3.66% in the third quarter of 2026 compared to 3.65% in the second quarter of 2026, and increased 34 basis points compared to 3.32% in the third quarter of 2025. The expansion in net interest margin, excluding accretion on acquired loans, was driven by higher securities portfolio yields and improved loan yields, which more than offset higher funding costs. The yield on loans increased to 5.89% for the third quarter of 2026, an increase of one basis point from the second quarter of 2026 and decreased seven basis points from the third quarter of 2025. Yield on loans, excluding accretion on acquired loans, was 5.64%, an increase of three basis points from both the second quarter of 2026 and the third quarter of 2025. The effect on net interest margin of accretion of purchase discounts on acquired loans was an increase of 17 basis points for the third quarter of 2026, 18 basis points in the second quarter of 2026, and 25 basis points in the third quarter of 2025. The cost of deposits was 1.60% in the third quarter of 2026, compared to 1.53% in the second quarter of 2026, and 1.81% in the third quarter of 2025. The cost of funds was 1.74% in the third quarter of 2026, compared to 1.69% in the second quarter of 2026, and 1.96% in the third quarter of 2025. Compared to the second quarter of 2026, securities yields increased five basis points in the third quarter of 2026 to 4.52% and increased 60 basis points from the third quarter of 2025.
For the nine months ended September 30, 2026, net interest margin (on an FTE basis) increased 28 basis points to 3.83% compared to the nine months ended September 30, 2025, largely driven by higher securities yields and lower funding costs, including lower deposit costs. The yield on securities was 4.45% for the nine months ended September 30, 2026, compared to 3.89% for the nine months ended September 30, 2025. The yield on total loans decreased from 5.95% for the nine months ended September 30, 2025 to 5.91% for the nine months ended September 30, 2026. The effect on net interest margin of accretion of purchase discounts on acquired loans was an increase of 21 basis points for the nine months ended September 30, 2026, compared to 27 basis points for the nine months ended September 30, 2025. The cost of deposits was 1.56% for the nine months ended September 30, 2026, a decrease of 29 basis points compared to the nine months ended September 30, 2025. The cost of funds was 1.71% for the nine months ended September 30, 2026, a decrease of 29 basis points compared to the nine months ended September 30, 2025.
Average loans increased $479.7 million, or 4%, for the third quarter of 2026 compared to the second quarter of 2026, and increased $2.5 billion, or 23%, from the third quarter of 2025. For the nine months ended September 30, 2026, average loans increased $2.4 billion, or 22%, from the nine months ended September 30, 2025.
Average loans as a percentage of average earning assets totaled 70% for the third quarter of 2026, 67% for the second quarter of 2026, and 73% for the third quarter of 2025. For the nine months ended September 30, 2026, average loans as a percentage of average earning assets totaled 68%, compared to 74% for the nine months ended September 30, 2025.
During the third quarter of 2026, average investment securities decreased $204.6 million, or 4%, compared to the second quarter of 2026, and increased $1.9 billion, or 51%, compared to the third quarter of 2025. The Company sold $234.0 million in securities during the third quarter of 2026 to fund strong loan growth. Securities yields increased five basis points to 4.52% during the third quarter of 2026 from 4.47% in the second quarter of 2026, and increased 60 basis points from 3.92% in the third quarter of 2025. For the nine months ended September 30, 2026, average investment securities were $5.6 billion, an increase of $2.3 billion, or 68%, compared to the nine months ended September 30, 2025.
The cost of average interest-bearing liabilities increased eight basis points in the third quarter of 2026 to 2.27% from 2.19% in the second quarter of 2026 and decreased 36 basis points from 2.63% in the third quarter of 2025. The cost of average total deposits (including noninterest-bearing demand deposits) was 1.60% in the third quarter of 2026, 1.53% in the second quarter of 2026, and 1.81% in the third quarter of 2025. For the nine months ended September 30, 2026, the cost of average total deposits (including noninterest-bearing demand deposits) was 1.56% compared to 1.85% for the nine months ended September 30, 2025.
During the third quarter of 2026, average total deposits increased $185.9 million, or 1%, compared to the second quarter of 2026, and increased $3.7 billion, or 28%, compared to the third quarter of 2025. Average noninterest-bearing deposits grew 4% annualized from the second quarter of 2026. For the nine months ended September 30, 2026, average total deposits increased $3.9 billion, or 31%, compared to the nine months ended September 30, 2025. The Company’s deposit mix remained favorable, with 86% of average deposit balances comprised of savings, money market, and demand deposits for the nine months ended September 30, 2026.
Average balances of sweep repurchase agreements with customers increased $8.5 million, or 2%, from the second quarter of 2026, and increased $128.7 million, or 57%, compared to the third quarter of 2025. The average rate on customer sweep repurchase accounts was 2.24% for the third quarter of 2026, compared to 2.20% for the second quarter of 2026, and 2.40% for the third quarter of 2025. For the nine months ended September 30, 2026, the average balance was $348.8 million, compared to an average balance of $203.9 million for the nine months ended September 30, 2025 with average rates of 2.20% and 2.58%, respectively.
The Company had an average balance of $862.1 million in FHLB and other borrowings outstanding for the third quarter of 2026, with an average interest rate of 3.83%, compared to $915.0 million for the second quarter of 2026, with an average interest rate of 3.77%, and $637.8 million for the third quarter of 2025, with an average interest rate of 4.17%. The Company had an average balance of $874.8 million in FHLB and other borrowings outstanding for the nine months ended September 30, 2026, with an average interest rate of 3.88%, compared to $582.6 million for the nine months ended September 30, 2025, with an average interest rate of 4.27%.

Long-term debt balances averaged $112.9 million in both the third and second quarters of 2026, and $107.4 million in the third quarter of 2025. The average rate on long-term debt for the third quarter of 2026 was 6.40%, an increase of two basis points compared to the second quarter of 2026 and an increase of seven basis points compared to the third quarter of 2025. For the nine months ended September 30, 2026, long-term debt averaged $112.9 million, compared to $107.2 million for the nine months ended September 30, 2025. The average rate on long-term debt for the nine months ended September 30, 2026 was 6.40%, an increase of one basis point compared to the nine months ended September 30, 2025.

The following tables detail the Company’s average balance sheets, interest income and expenses, and yields and rates1, for the periods presented:

		2026						2025
		Third Quarter			Second Quarter			Third Quarter
		Average		Yield/	Average		Yield/	Average		Yield/
(In thousands, except ratios)		Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	`	$5,190,690	$58,212	4.45%	$5,392,894	$59,051	4.39%	$3,644,261	$35,975	3.92%
Nontaxable		327,915	4,719	5.71	330,322	4,727	5.74	6,752	54	3.17
Total Securities		5,518,605	62,931	4.52	5,723,216	63,778	4.47	3,651,013	36,029	3.92
Federal funds sold		168,287	1,577	3.72	292,952	2,622	3.59	258,779	2,896	4.44
Interest-bearing deposits with other banks and other investments		165,698	2,026	4.85	178,126	2,194	4.94	166,683	1,884	4.48
Total Loans, net		13,341,725	198,111	5.89	12,862,053	188,712	5.88	10,805,143	162,341	5.96
Total Earning Assets		19,194,315	264,645	5.47%	19,056,347	257,306	5.42%	14,881,618	203,150	5.42%

ACL		(183,480)			(177,763)			(144,051)
Cash and due from banks		194,192			187,161			166,884
Premises and equipment, net		161,111			160,756			114,719
Intangible assets		1,208,953			1,214,829			827,294
BOLI		336,807			334,159			321,754
Other assets including DTAs		395,196			350,290			317,799
Total Assets		$21,307,094			$21,125,779			$16,486,017

Liabilities, Convertible Preferred Stock & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand		$3,807,997	$10,059	1.05%	$3,976,446	$11,108	1.12%	$2,671,750	$10,623	1.58%
Savings		977,608	1,536	0.62	976,058	1,300	0.53	617,479	1,111	0.71
Money market		5,220,359	33,900	2.58	5,124,668	31,793	2.49	4,362,662	31,393	2.85
Time deposits		2,541,031	21,650	3.38	2,324,117	18,663	3.22	1,826,068	16,341	3.55
Securities sold under agreements to repurchase		353,074	1,994	2.24	344,612	1,889	2.20	224,328	1,359	2.40
FHLB and other borrowings		862,109	8,331	3.83	915,000	8,608	3.77	637,826	6,703	4.17
Long-term debt, net and other		112,941	1,821	6.40	112,867	1,795	6.38	107,372	1,714	6.33
Total Interest-Bearing Liabilities		13,875,119	79,291	2.27%	13,773,768	75,156	2.19%	10,447,485	69,244	2.63%

Noninterest demand		4,152,498			4,112,281			3,541,749
Other liabilities		208,520			164,252			151,550
Total Liabilities		18,236,137			18,050,301			14,140,784

Convertible preferred stock		343,125			343,125			—

Shareholders’ equity		2,727,832			2,732,353			2,345,233
Total Liabilities, Convertible Preferred Stock & Equity		$21,307,094			$21,125,779			$16,486,017

Cost of deposits				1.60%			1.53%			1.81%
Cost of funds[2]				1.74			1.69			1.96
Interest expense as a % of earning assets				1.64			1.58			1.85
Net interest income as a % of earning assets			$185,354	3.83%		$182,150	3.83%		$133,906	3.57%

1On an FTE basis, a non-GAAP measure - see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

[2]Total interest expense as a percentage of total interest-bearing liabilities and noninterest demand deposits.

	2026			2025
	Nine Months Ended September 30,			Nine Months Ended September 30,
	Average		Yield/	Average		Yield/
(In thousands, except ratios)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$5,313,350	$173,842	4.37%	$3,362,823	$97,835	3.89%
Nontaxable	330,520	14,147	5.72	5,841	136	3.11
Total Securities	5,643,870	187,989	4.45	3,368,664	97,971	3.89
Federal funds sold	257,199	6,939	3.61	235,825	7,882	4.47
Interest-bearing deposits with other banks and other investments	177,487	6,364	4.79	136,760	4,858	4.75
Total Loans, net	12,960,775	573,049	5.91	10,584,090	470,812	5.95
Total Earning Assets	19,039,331	774,341	5.44%	14,325,339	581,523	5.43%

ACL	(180,248)			(141,285)
Cash and due from banks	187,380			159,428
Premises and equipment, net	161,789			110,548
Intangible assets	1,216,400			808,564
BOLI	334,184			314,700
Other assets including DTAs	361,829			320,985
Total Assets	$21,120,665			$15,898,279

Liabilities, Convertible Preferred Stock & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$3,923,032	$32,696	1.11%	$2,666,794	$31,941	1.60%
Savings	975,415	4,096	0.56	564,624	2,690	0.64
Money market	5,174,167	97,490	2.52	4,212,205	92,760	2.94
Time deposits	2,350,192	57,896	3.29	1,725,364	46,434	3.60
Securities sold under agreements to repurchase	348,772	5,736	2.20	203,943	3,930	2.58
FHLB and other borrowings	874,832	25,368	3.88	582,565	18,584	4.27
Long-term debt, net and other	112,876	5,401	6.40	107,207	5,126	6.39
Total Interest-Bearing Liabilities	13,759,286	228,683	2.22%	10,062,702	201,465	2.68%

Noninterest demand	4,093,867			3,413,252
Other liabilities	184,227			151,036
Total Liabilities	18,037,380			13,626,990

Convertible preferred stock	343,125			—

Shareholders' equity	2,740,160			2,271,289
Total Liabilities, Convertible Preferred Stock & Equity	$21,120,665			$15,898,279

Cost of deposits			1.56%			1.85%
Cost of funds[2]			1.71			2.00
Interest expense as a % of earning assets			1.61			1.88
Net interest income as a % of earning assets		$545,658	3.83%		$380,058	3.55%

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

Noninterest Income
Noninterest income totaled $31.6 million for the third quarter of 2026, an increase of $3.8 million, or 14%, compared to the second quarter of 2026, and an increase of $7.8 million, or 33%, compared to the third quarter of 2025. Noninterest income totaled $46.8 million for the nine months ended September 30, 2026, a decrease of $23.8 million, or 34%, compared to the nine months ended September 30, 2025.
Noninterest income is detailed as follows:

	Third	Second	Third	Nine Months Ended September 30,
	Quarter	Quarter	Quarter
(In thousands)	2026	2026	2025	2026	2025
Service charges on deposit accounts	$7,088	$7,045	$6,194	$21,045	$16,914
Wealth management income	6,094	5,968	4,578	17,839	13,022
Mortgage banking income	4,739	2,744	517	9,649	1,606
Interchange income	2,258	2,093	2,008	6,418	5,710
Insurance agency income	1,847	1,336	1,481	4,973	4,390
BOLI income	2,647	2,609	3,875	7,873	9,723
Other	7,468	6,042	6,006	19,095	19,760
Total Noninterest Income Before Securities Losses, Net	32,141	27,837	24,659	86,892	71,125
Securities losses, net	(539)	(59)	(841)	(40,126)	(606)
Total	$31,602	$27,778	$23,818	$46,766	$70,519
Service charges on deposits totaled $7.1 million in the third quarter of 2026, a nominal increase compared to the second quarter of 2026, and an increase of $0.9 million, or 14%, compared to the third quarter of 2025. For the nine months ended September 30, 2026, service charges on deposits totaled $21.0 million, an increase of $4.1 million, or 24%, compared to the nine months ended September 30, 2025. Year-over-year growth is primarily attributable to bank acquisitions in 2025 and growth in customer relationships.
Wealth management income, including trust fees and brokerage commissions and fees, was $6.1 million in the third quarter of 2026, an increase of $0.1 million, or 2%, from the second quarter of 2026 and an increase of $1.5 million, or 33%, compared to the third quarter of 2025. For the nine months ended September 30, 2026, wealth management income totaled $17.8 million, an increase of $4.8 million, or 37%, compared to the nine months ended September 30, 2025. The wealth management division has continued to deliver significant growth, driven by robust organic business development and continued asset inflows from existing relationships, with assets under management increasing $375.7 million, or 13%, from December 31, 2025, to $3.2 billion at September 30, 2026.
Mortgage banking income totaled $4.7 million, an increase of $2.0 million, or 73%, compared to the second quarter of 2026, with higher interest rates driving higher values on MSR, offsetting valuation declines from the first half of 2026. Comparisons to year-over-year periods are impacted by the October 2025 acquisition of VBI resulting in the addition of mortgage origination activity in The Villages communities.
Interchange income totaled $2.3 million, an increase of $0.2 million, or 8%, compared to the second quarter of 2026 and an increase of $0.3 million, or 12%, compared to the third quarter of 2025. For the nine months ended September 30, 2026, interchange income totaled $6.4 million, an increase of $0.7 million, or 12%, compared to the nine months ended September 30, 2025.
Insurance agency income totaled $1.8 million, an increase of $0.5 million, or 38%, compared to the second quarter of 2026 and an increase of $0.4 million, or 25%, compared to the third quarter of 2025. For the nine months ended September 30, 2026, insurance agency income totaled $5.0 million, an increase of $0.6 million, or 13%, compared to the nine months ended September 30, 2025. The increases reflect continued growth in the business, including a small agency acquisition completed in the third quarter of 2026.
BOLI income remained flat at $2.6 million for the third quarter of 2026 compared to the second quarter of 2026, and decreased $1.2 million, or 32%, compared to the third quarter of 2025. The third quarter of 2025 included death benefit payouts of $1.3 million. For the nine months ended September 30, 2026, BOLI income totaled $7.9 million, a decrease of $1.9 million, or 19%, compared to the nine months ended September 30, 2025.

Other income was $7.5 million in the third quarter of 2026, an increase of $1.4 million, or 24%, compared to the second quarter of 2026 and an increase of $1.5 million, or 24%, compared to the third quarter of 2025. The third quarter of 2026 included higher swap and syndication fees, higher gains on SBA loan sales and higher unrealized gains on SBIC investments compared to the second quarter of 2026. For the nine months ended September 30, 2026, other income totaled $19.1 million, a decrease of $0.7 million, or 3%, compared to the nine months ended September 30, 2025.
Net securities activity resulted in losses of $0.5 million during the third quarter of 2026, compared to $0.1 million in the second quarter of 2026, and $0.8 million in the third quarter of 2025. For the nine months ended September 30, 2026 and 2025, net securities activity resulted in losses of $40.1 million and $0.6 million, respectively. The first quarter of 2026 included the strategic repositioning of a portion of the AFS securities portfolio.
Noninterest Expenses
Noninterest expense for the third quarter of 2026 totaled $133.3 million, an increase of $10.2 million, or 8%, compared to the second quarter of 2026, and an increase of $31.3 million, or 31%, from the third quarter of 2025. For the nine months ended September 30, 2026, noninterest expense totaled $378.6 million, an increase of $94.3 million, or 33%, compared to the nine months ended September 30, 2025. Seacoast continues to prudently manage expenses while strategically investing to support continued growth. Year-over-year increases reflect continued expansion of the footprint and growth in customers, including through bank acquisitions. Noninterest expenses are detailed as follows:

	Third	Second	Third	Nine Months Ended September 30,
	Quarter	Quarter	Quarter
(In thousands)	2026	2026	2025	2026	2025
Salaries and employee benefits	$63,441	$63,115	$53,697	$189,201	$157,350
Outsourced data processing costs	12,465	12,242	9,337	36,702	26,366
Occupancy	9,385	9,591	7,627	28,211	22,460
Furniture and equipment	3,150	2,803	2,233	8,774	6,486
Marketing	3,515	3,525	2,509	10,507	8,215
Legal and professional fees	2,726	2,480	1,674	8,376	6,485
FDIC assessments	3,126	2,759	2,414	9,080	6,716
Amortization of intangibles	9,934	9,960	6,005	29,992	16,445
OREO expense and net loss (gain) on sale	497	85	(346)	645	(97)
Provision for credit losses on unfunded commitments	150	150	150	450	450
Merger and integration costs	15,506	8,358	10,808	32,400	14,281
Other	9,430	8,042	5,879	24,268	19,157
Total	$133,325	$123,110	$101,987	$378,606	$284,314
Salaries and employee benefits totaled $63.4 million, an increase of $0.3 million, or 1%, from the second quarter of 2026, and an increase of $9.7 million, or 18%, from the third quarter of 2025. For the nine months ended September 30, 2026, salaries and employee benefits totaled $189.2 million, an increase of $31.9 million, or 20%, compared to the nine months ended September 30, 2025.
The Company utilizes third parties for its core data processing systems. Ongoing data processing costs are directly related to the number of transactions processed and the negotiated rates associated with those transactions. Outsourced data processing costs totaled $12.5 million, an increase of $0.2 million, or 2%, from the second quarter of 2026, and an increase of $3.1 million, or 34%, from the third quarter of 2025. For the nine months ended September 30, 2026, outsourced data processing costs totaled $36.7 million, an increase of $10.3 million, or 39%, compared to the nine months ended September 30, 2025.
Total occupancy and furniture and equipment expenses were $12.5 million, an increase of $0.1 million, or 1%, from the second quarter of 2026, and an increase of $2.7 million, or 27%, from the third quarter of 2025. For the nine months ended September 30, 2026, occupancy and furniture and equipment expenses totaled $37.0 million, an increase of $8.0 million, or 28%, compared to the nine months ended September 30, 2025.
Marketing expenses totaled $3.5 million, remaining flat from the second quarter of 2026, and increasing $1.0 million, or 40%, from the third quarter of 2025. For the nine months ended September 30, 2026, marketing expenses totaled $10.5 million, an increase of $2.3 million, or 28%, compared to the nine months ended September 30, 2025.

Legal and professional fees for the third quarter of 2026 were $2.7 million, an increase of $0.2 million, or 10%, compared to the second quarter of 2026, and an increase of $1.1 million, or 63%, compared to the third quarter of 2025. For the nine months ended September 30, 2026, legal and professional fees totaled $8.4 million, an increase of $1.9 million, or 29%, compared to the nine months ended September 30, 2025.
Merger and integration costs were $15.5 million in the third quarter of 2026, $8.4 million in the second quarter of 2026, and $10.8 million in the third quarter of 2025. Having completed system integration activities in the third quarter of 2026 related to the VBI acquisition, the Company does not expect to incur significant additional merger and integration costs related to either the VBI or Heartland acquisitions. For the nine months ended September 30, 2026, merger and integration costs totaled $32.4 million compared to $14.3 million for the nine months ended September 30, 2025.
Provision for Credit Losses
The provision for credit losses was $6.3 million in the third quarter of 2026, $9.0 million in the second quarter of 2026, and $8.4 million in the third quarter of 2025. The acquisition of Heartland resulted in a day-one provision of $1.9 million in the third quarter of 2025. For the nine months ended September 30, 2026, the provision for credit losses was $16.1 million, compared to $22.0 million for the nine months ended September 30, 2025. See additional information in "ACL on Loans" in this report.
Income Taxes
For the third quarter of 2026, the Company recorded tax expense of $15.5 million, a decrease of $1.1 million, or 6%, compared to the second quarter of 2026 and an increase of $5.0 million, or 48%, compared to the third quarter of 2025. The effective tax rate for the third quarter of 2026 was 20.5%, compared to 21.7% in the second quarter of 2026 and 22.3% in the third quarter of 2025. For the nine months ended September 30, 2026, tax expense totaled $41.0 million, an increase of $8.6 million, or 26%, compared to the nine months ended September 30, 2025, with an effective tax rate of 21.3% for the nine months ended September 30, 2026, compared to 22.7% for the nine months ended September 30, 2025.
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

Reconciliation of Non-GAAP Measures

	Third	Second	Third	Nine Months Ended September 30,
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2026	2026	2025	2026	2025
Net income	$59,868	$59,535	$36,467	$151,298	$110,618

Total noninterest income	31,602	27,778	23,818	46,766	70,519
Securities losses, net	539	59	841	40,126	606
Total adjusted noninterest income	32,141	27,837	24,659	86,892	71,125

Total noninterest expense	133,325	123,110	101,987	378,606	284,314
Merger and integration costs	(15,506)	(8,358)	(10,808)	(32,400)	(14,281)
Adjusted noninterest expense	117,819	114,752	91,179	346,206	270,033

Income taxes	15,467	16,531	10,461	41,027	32,436
Tax effect of adjustments	4,067	2,133	2,952	18,382	3,773
Adjusted income taxes	19,534	18,664	13,413	59,409	36,209
Adjusted net income	71,846	65,819	45,164	205,442	121,732

Earnings per common share-diluted, as reported	0.55	0.55	0.42	1.39	1.28
Adjusted earnings per common share-diluted	$0.66	$0.61	$0.52	$1.89	$1.41

Average common shares-diluted	97,237	97,250	87,425	97,487	86,154
Average preferred shares, treating all convertible preferred shares as common	11,250	11,250	—	11,250	—
Average common shares-diluted, treating all convertible preferred shares as common	108,487	108,500	87,425	108,737	86,154

Adjusted noninterest expense	$117,819	$114,752	$91,179	$346,206	$270,033
Provision for credit losses on unfunded commitments	(150)	(150)	(150)	(450)	(450)
OREO expense and net (loss) gain on sale	(497)	(85)	346	(645)	97
Amortization of intangibles	(9,934)	(9,960)	(6,005)	(29,992)	(16,445)
Net adjusted noninterest expense	107,238	104,557	85,370	315,119	253,235
Average tangible assets	$20,098,141	$19,910,950	$15,658,723	$19,904,265	$15,089,715
Net adjusted noninterest expense to average tangible assets	2.12%	2.11%	2.16%	2.12%	2.24%

Net revenue	$214,957	$208,173	$157,286	$586,986	$449,368
Total adjustments to net revenue	539	59	841	40,126	606
Impact of FTE adjustment	1,999	1,755	438	5,438	1,209
Adjusted net revenue on an FTE basis	$217,495	$209,987	$158,565	$632,550	$451,183
Adjusted efficiency ratio	53.87%	54.54%	57.63%	54.56%	59.77%

	Third	Second	Third	Nine Months Ended September 30,
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2026	2026	2025	2026	2025
Net interest income	$183,355	$180,395	$133,468	$540,220	$378,849
Impact of FTE adjustment	1,999	1,755	438	5,438	1,209
Net interest income including FTE adjustment	185,354	182,150	133,906	545,658	380,058
Total noninterest income	31,602	27,778	23,818	46,766	70,519
Total noninterest expense less provision for credit losses on unfunded commitments	133,175	122,960	101,837	378,156	283,864
Pre-tax pre-provision earnings	83,781	86,968	55,887	214,268	166,713
Total adjustments to noninterest income	539	59	841	40,126	606
Total adjustments to noninterest expense including OREO expense and net (loss) gain on sale	16,003	8,443	10,462	33,045	14,184
Adjusted pre-tax pre-provision earnings	$100,323	$95,470	$67,190	$287,439	$181,503

Average assets	21,307,094	21,125,779	16,486,017	21,120,665	15,898,279
Less average goodwill and intangible assets	(1,208,953)	(1,214,829)	(827,294)	(1,216,400)	(808,564)
Average tangible assets	$20,098,141	$19,910,950	$15,658,723	$19,904,265	$15,089,715

ROA	1.11%	1.13%	0.88%	0.96%	0.93%
Impact of other adjustments for adjusted net income	0.23	0.12	0.21	0.34	0.09
Adjusted ROA	1.34	1.25	1.09	1.30	1.02

ROE	8.71	8.74	6.17	7.38	6.51
Impact of other adjustments for adjusted net income	1.74	0.92	1.47	2.64	0.65
Adjusted ROE	10.45%	9.66%	7.64%	10.02%	7.17%

Average shareholders’ equity	$2,727,832	$2,732,353	$2,345,233	$2,740,160	$2,271,289
Average convertible preferred stock	343,125	343,125	—	343,125	—
Less average goodwill and intangible assets	(1,208,953)	(1,214,829)	(827,294)	(1,216,400)	(808,564)
Average tangible equity	$1,862,004	$1,860,649	$1,517,939	$1,866,885	$1,462,725

ROE	8.71%	8.74%	6.17%	7.38%	6.51%
Impact of adding convertible preferred stock and removing average intangible assets and related amortization	5.63	5.70	4.53	5.06	4.72
ROTE	14.34	14.44	10.70	12.44	11.23
Impact of other adjustments for adjusted net income	2.55	1.35	2.28	3.88	1.02
Adjusted ROTE	16.89%	15.79%	12.98%	16.32%	12.25%

Loan interest income[1]	$198,111	$188,712	$162,341	$573,049	$470,812
Accretion on acquired loans	(8,493)	(8,901)	(9,543)	(29,488)	(28,347)
Loan interest income excluding accretion on acquired loans[1]	$189,618	$179,811	$152,798	$543,561	$442,465

Yield on loans[1]	5.89%	5.88%	5.96%	5.91%	5.95%
Impact of accretion on acquired loans	(0.25)	(0.27)	(0.35)	(0.30)	(0.36)
Yield on loans excluding accretion on acquired loans[1]	5.64%	5.61%	5.61%	5.61%	5.59%

Net interest income[1]	$185,354	$182,150	$133,906	$545,658	$380,058
Accretion on acquired loans	(8,493)	(8,901)	(9,543)	(29,488)	(28,347)
Net interest income excluding accretion on acquired loans[1]	$176,861	$173,249	$124,363	$516,170	$351,711

	Third	Second	Third	Nine Months Ended September 30,
	Quarter	Quarter	Quarter
(Amounts in thousands, except per share data)	2026	2026	2025	2026	2025

Net interest margin[1]	3.83%	3.83%	3.57%	3.83%	3.55%
Impact of accretion on acquired loans	(0.17)	(0.18)	(0.25)	(0.21)	(0.27)
Net interest margin excluding accretion on acquired loans[1]	3.66%	3.65%	3.32%	3.62%	3.28%

Securities interest income[1]	$62,931	$63,778	$36,029	$187,989	$97,971
FTE adjustment to securities	(1,202)	(1,204)	(10)	(3,595)	(25)
Securities interest income excluding FTE adjustment	61,729	62,574	36,019	184,394	97,946

Loan interest income[1]	198,111	188,712	162,341	573,049	470,812
FTE adjustment to loans	(797)	(551)	(428)	(1,843)	(1,184)
Loan interest income excluding FTE adjustment	197,314	188,161	161,913	571,206	469,628

Net interest income[1]	185,354	182,150	133,906	545,658	380,058
FTE adjustments to securities	(1,202)	(1,204)	(10)	(3,595)	(25)
FTE adjustments to loans	(797)	(551)	(428)	(1,843)	(1,184)
Net interest income excluding FTE adjustments	$183,355	$180,395	$133,468	$540,220	$378,849
1On an FTE basis. All yields and rates have been computed using amortized cost.
Financial Condition
Total assets as of September 30, 2026 were $21.2 billion, an increase of $0.4 billion, or 2%, from December 31, 2025.
Securities
Information related to yields, maturities, carrying values, and fair value of the Company’s securities is set forth in “Note 3 – Securities” in this report.
At September 30, 2026, the Company had $4.6 billion in AFS securities and $553.0 million in HTM securities. The Company’s total debt securities portfolio decreased $563.4 million from December 31, 2025. During the first quarter of 2026, the Company repositioned a portion of its AFS securities portfolio. Securities with an average book yield of 1.9% were sold, resulting in a pre-tax loss of approximately $39.5 million. The proceeds of approximately $277.0 million were reinvested in primarily agency mortgage-backed securities with an average taxable equivalent book yield of 4.8%. During the third quarter of 2026, the Company sold $234.0 million of securities, recognizing nominal losses.
At September 30, 2026, AFS securities had gross unrealized losses of $349.8 million and gross unrealized gains of $1.1 million, compared to gross unrealized losses of $150.4 million and gross unrealized gains of $48.7 million at December 31, 2025. Seacoast’s AFS portfolio has an effective duration of approximately five years, and longer duration holdings saw a greater decline in value from higher market rates and wider spreads at September 30, 2026.
The credit quality of the Company’s securities holdings is strong. U.S. Treasury securities, obligations of U.S. government agencies, and obligations of U.S. government sponsored entities totaled $4.3 billion, or 83%, of the total portfolio at September 30, 2026, compared to 80% of the total portfolio at December 31, 2025. The AFS portfolio also includes $317.3 million in floating rate CLOs. CLOs are special purpose vehicles that purchase first lien broadly syndicated corporate loans while providing support to senior tranche investors. As of September 30, 2026, all of the Company’s CLOs were in AAA/AA tranches with weighted-average credit support of 28%. The Company utilizes credit models with assumptions of loan level defaults, recoveries, and prepayments to evaluate each security for potential credit losses. The result of this analysis did not indicate expected credit losses.
At September 30, 2026, the AFS portfolio also includes $591.6 million in investment grade bonds with a fair value of $554.5 million. At September 30, 2026, the Company has determined that all debt securities in an unrealized loss position are the result of both broad investment type spreads and the current interest rate environment. Management believes that each investment will recover any price depreciation over its holding period as the debt securities move to maturity, and management has the intent and ability to hold these investments to maturity if necessary. Therefore, at September 30, 2026, no allowance has been recorded.
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
Loan Portfolio
Loans, net of unearned income and excluding the ACL, were $13.6 billion at September 30, 2026, an increase of $946.2 million, or 7.5%, from December 31, 2025.
The Company remains committed to sound risk management practices. Portfolio diversification in terms of asset mix, industry, and loan type has been and continues to be an important element of the Company’s lending strategy. The average loan size is $478 thousand, and the average commercial loan size is $1.1 million at September 30, 2026, compared to $435 thousand and $942 thousand, respectively, at December 31, 2025, reflecting the Company’s longtime focus on granularity and on creating valuable customer relationships. Lending policies contain guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the principal amount of loans. The Company’s exposure to CRE lending remains well below regulatory limits (see “Loan Concentrations”).
The following tables detail loan portfolio composition at September 30, 2026 and December 31, 2025 for portfolio loans, PCD loans, and loans purchased which are not considered credit deteriorated (“Non-PCD”) as defined in “Note 4 - Loans”.

	September 30, 2026
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$890,170	$56,285	$533	$946,988	7%
CRE - owner occupied	1,748,659	408,552	19,837	2,177,048	16
CRE - non-owner occupied	3,303,295	1,010,223	171,761	4,485,279	34
Residential real estate	2,390,830	862,235	28,390	3,281,455	24
Commercial and financial	2,101,874	376,240	12,805	2,490,919	18
Consumer	150,398	41,820	304	192,522	1
Totals	$10,585,226	$2,755,355	$233,630	$13,574,211	100%

	December 31, 2025
(In thousands)	Portfolio Loans	Acquired Non-PCD Loans	PCD Loans	Total	% to Total Loans
Construction and land development	$579,141	$141,326	$3,463	$723,930	6%
CRE - owner occupied	1,505,798	509,118	28,709	2,043,625	16
CRE - non-owner occupied	2,911,189	1,193,351	150,452	4,254,992	34
Residential real estate	2,101,868	963,836	33,155	3,098,859	25
Commercial and financial	1,828,038	476,130	16,821	2,320,989	18
Consumer	141,768	43,321	500	185,589	1
Totals	$9,067,802	$3,327,082	$233,100	$12,627,984	100%
The amortized cost basis of loans included net deferred costs of $48.3 million at September 30, 2026 and $46.3 million at December 31, 2025. At September 30, 2026, the remaining fair value adjustments on acquired loans were $120.8 million, or 3.9% of the outstanding acquired loan balances, compared to $150.0 million, or 4.0% of the acquired loan balances at December 31, 2025. The net discount is accreted into interest income over the remaining lives of the related loans on a level yield basis.
Construction and land development loans increased $223.1 million, or 31%, totaling $947.0 million at September 30, 2026, compared to December 31, 2025. These loans, extended to both commercial and consumer customers, are collateralized by and for the purpose of funding land development and construction projects. Repayment is from the proceeds of the sale, refinancing, or permanent financing of the property. The increase reflects a combination of new originations, largely associated with commercial retail and industrial projects, and additional fundings on existing commercial projects.
CRE owner occupied loans totaled $2.2 billion at September 30, 2026, an increase of $133.4 million, or 7% compared to December 31, 2025. CRE owner occupied loans are extended to commercial customers for the purpose of acquiring or refinancing real estate to be occupied by the borrower's business. These loans are collateralized by the subject property and the repayment of these loans is largely dependent on the performance of the company occupying the property.
CRE non-owner occupied loans increased $230.3 million, or 5%, to $4.5 billion at September 30, 2026, from $4.3 billion at December 31, 2025. Non-owner occupied CRE loans are collateralized by properties where the source of repayment is typically from the sale or lease of the property. Within the non-owner occupied CRE portfolio, the largest segment is retail properties, which totaled approximately $1.5 billion at September 30, 2026, with an average loan size of $2.9 million. This segment targets grocery or credit tenant-anchored shopping plazas, single credit tenant retail buildings, smaller outparcels, and other small retail units. The second-largest segment in the non-owner occupied CRE portfolio is industrial or warehouse properties, which totaled $963.9 million at September 30, 2026, with an average loan size of $3.5 million, reflecting continued demand for logistics, distribution, and manufacturing space. Non-owner occupied CRE portfolio loans collateralized by office properties totaled $570.0 million at September 30, 2026, with an average loan size of $1.8 million. This segment targets low to mid-rise suburban offices and is broadly diversified across many types of professional services, with limited exposure to central business districts. Other non-owner occupied CRE loans include $519.9 million collateralized by multi-family residential properties, $230.0 million collateralized by hotels or motels, and $673.0 million collateralized by other property types, including restaurants, schools and recreation centers.
Residential real estate loans increased $182.6 million, or 6%, to $3.3 billion during the nine months ended September 30, 2026. Included in the balance as of September 30, 2026, were $1.4 billion of fixed rate mortgages, $1.1 billion of ARMs, and $763.5 million in home equity loans and HELOCs, compared to $1.3 billion, $1.1 billion, and $743.2 million, respectively, at December 31, 2025. Substantially all residential mortgage originations have been underwritten to conventional loan agency standards, including loan balances that exceed agency value limitations. The average LTV of our HELOC portfolio is 60%, with 34% of the loans being in first lien position at September 30, 2026, compared to an average LTV of 58%, with 35% of the portfolio being in the first lien position at December 31, 2025.
Commercial and financial loans increased $169.9 million, or 7%, from December 31, 2025, totaling $2.5 billion at September 30, 2026. The purpose of these loans may be to provide working capital, asset acquisition or for other business purposes, and are generally supported by projected cash flows of the business, collateralized by business assets, and/or guaranteed by the business owners. The Company continues to exercise a disciplined approach to lending and is benefiting from the investments made in recent years to attract talent from large regional banks across its markets. This talent is onboarding significant new relationships, resulting in increased loan production.
The Company also provides consumer loans, which include installment loans, auto loans, marine loans, and other consumer loans, which increased $6.9 million, or 4%, to total $192.5 million at September 30, 2026, compared to $185.6 million at December 31, 2025.
Loan Concentrations
The Company has developed guardrails to manage loan types that are most impacted by stressed market conditions to minimize credit risk concentration to capital. Outstanding balances for commercial and CRE loan relationships greater than $10 million totaled $4.8 billion, representing 35% of the total portfolio at September 30, 2026, compared to $3.5 billion, or 28%, at December 31, 2025. The Company’s ten largest commercial and CRE funded and unfunded relationships at September 30, 2026 aggregated to $646.1 million, of which $518.9 million was funded, compared to $607.4 million at December 31, 2025, of which $518.4 million was funded.
Concentrations in construction and land development loans and CRE loans are maintained well below regulatory guidelines. Construction and land development and CRE loan concentrations as a percentage of subsidiary bank total risk-based capital were 45% and 250%, respectively, at September 30, 2026, compared to 35% and 224%, respectively, at December 31, 2025. Regulatory guidance suggests limits of 100% and 300%, respectively. On a consolidated basis, construction and land development and CRE loans represent 41% and 227%, respectively, of total consolidated risk-based capital as of September 30, 2026, compared to 33% and 211%, respectively, at December 31, 2025. To determine these ratios, the Company defines CRE in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006 (and reinforced in 2015), which defines CRE loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner-occupied CRE are generally excluded. In addition, the Company is subject to a geographic concentration of credit because it primarily operates in Florida.
Nonperforming Loans, TBMs, OREO and Credit Quality
NPAs at September 30, 2026 totaled $76.5 million, and were comprised of $73.3 million of nonaccrual loans and $3.3 million of OREO. Overall, NPAs increased $0.3 million, from $76.3 million as of December 31, 2025. NPAs to total assets at September 30, 2026 decreased to 0.36% from 0.37% at December 31, 2025.
Compared to December 31, 2025, nonaccrual loans increased $1.3 million to $73.3 million, and remain low as a percentage of total loans, at 0.54% at September 30, 2026. Approximately 83% of nonaccrual loans at September 30, 2026 were secured with real estate. A significant portion of nonaccrual loans have collateral values well in excess of balances outstanding, and therefore, no loss is expected.
The tables below set forth details related to nonaccrual loans.

	September 30, 2026
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$471	$1,311	$1,782
CRE - owner occupied	7,191	6,050	13,241
CRE - non-owner occupied	16,753	1,360	18,113
Residential real estate	10,287	17,081	27,368
Commercial and financial	6,655	4,281	10,936
Consumer	1,449	394	1,843
Totals	$42,806	$30,477	$73,283

	December 31, 2025
(In thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With an Allowance	Total Nonaccrual Loans
Construction and land development	$4,207	$1,812	$6,019
CRE - owner occupied	15,546	5,120	20,666
CRE - non-owner occupied	18,202	1,173	19,375
Residential real estate	1,448	10,654	12,102
Commercial and financial	3,842	7,209	11,051
Consumer	—	2,788	2,788
Totals	$43,245	$28,756	$72,001

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
In certain circumstances, the Company provides modifications of loans to borrowers experiencing financial difficulty, which the Company refers to as TBMs. Loans that were modified as TBMs during the three and nine months ended September 30, 2026 are described in “Note 4 - Loans”.

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
The Company recorded provision expense of $6.3 million and $16.1 million, respectively, for the three and nine months ended September 30, 2026, compared to $8.4 million and $22.0 million, respectively, for the three and nine months ended September 30, 2025. The Company recorded net charge-offs of $5.4 million and $11.9 million, respectively, in the three and nine months ended September 30, 2026, compared to $3.2 million and $12.7 million, respectively, for the three and nine months ended September 30, 2025.
During the third quarter of 2026, the Company recorded an $8.4 million measurement period adjustment related to an acquired loan that was determined to meet the definition of PCD as of the acquisition date. The measurement period adjustment increased the ACL on acquired PCD loans by $8.4 million based on facts and circumstances that existed at the acquisition date.
The ratio of ACL to total loans was 1.41% at September 30, 2026, 1.42% at December 31, 2025, and 1.34% at September 30, 2025.
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
Cash and cash equivalents, including interest-bearing deposits, totaled $303.2 million at September 30, 2026, compared to $388.5 million at December 31, 2025.
Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, perception of safety and competitive forces. Uninsured deposits represented approximately 36% of total deposits at September 30, 2026 compared to 37% at December 31, 2025. This includes public funds under the Florida Qualified Public Depository program, which provides loss protection to depositors beyond FDIC insurance limits. Excluding such balances, the uninsured and uncollateralized deposits were 32% of total deposits at September 30, 2026. The Company has liquidity sources as discussed below, including cash and lines of credit with the FRB and FHLB, that represent 148% of uninsured deposits, and 165% of uninsured and uncollateralized deposits.
In addition to $303.2 million in cash and cash equivalents at September 30, 2026, the Company had $8.5 billion in available borrowing capacity, including $5.3 billion in available collateralized lines of credit, $2.8 billion of unpledged debt securities available as collateral for potential additional borrowings, and available unsecured lines of credit of $348.0 million. The Company may also access funding by acquiring brokered deposits. Brokered deposits at September 30, 2026 totaled $452.6 million, compared to $120.9 million at December 31, 2025.
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
The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses and to service the Company’s debt. During the third quarter of 2026, Seacoast Bank distributed $110.4 million to the Company. At September 30, 2026, the Company had cash and cash equivalents at the parent of approximately $186.8 million, compared to $98.1 million at December 31, 2025.
Deposits and Borrowings
Customer relationship funding is detailed in the following table for the periods specified:

(In thousands)	September 30, 2026	December 31, 2025
Noninterest demand	$4,191,935	$3,897,985
Interest-bearing demand	3,719,536	3,993,225
Money market	5,210,770	5,141,519
Savings	978,269	974,694
Time deposits	2,027,039	2,128,055
Brokered time certificates	452,610	120,865
Total deposits	$16,580,159	$16,256,343

Securities sold under agreements to repurchase	316,766	389,003

Total customer funding[1]	$16,444,315	$16,524,481
[1]Total deposits and securities sold under agreements to repurchase, excluding brokered deposits. Securities sold under agreements to repurchase consists of customer sweep accounts.
The Company benefits from a diverse and granular deposit base that serves as a significant source of strength. Total deposits increased $323.8 million, or 3% annualized, to $16.6 billion at September 30, 2026, when compared to December 31, 2025.
Customer repurchase agreements totaled $316.8 million at September 30, 2026, decreasing $72.2 million, or 19%, from December 31, 2025. Repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes.
At September 30, 2026 and December 31, 2025, long-term debt included $73.0 million and $72.8 million, respectively, related to trust preferred securities issued by trusts organized or acquired by the Company. At September 30, 2026, the average interest rate in effect on our outstanding subordinated debt related to trust preferred securities was 5.96%, compared to 5.77% at December 31, 2025. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. Other long-term debt at September 30, 2026 totaled $40.0 million and included financing obligations associated with branch properties and subordinated debt acquired through a bank acquisition.
FHLB advances and other borrowings totaled $985.0 million at September 30, 2026 with a weighted-average interest rate of 3.99%, compared to advances outstanding of $835.0 million at December 31, 2025 with a weighted-average interest rate of 3.82%.
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
For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. Unfunded commitments to extend credit were $3.8 billion at September 30, 2026 and $3.5 billion at December 31, 2025.

In the normal course of business, the Company and Seacoast Bank enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:
Seacoast Bank may be required to maintain reserve balances with the FRB. There was no reserve requirement at September 30, 2026 or December 31, 2025.
Under FRB regulation, Seacoast Bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At September 30, 2026, the maximum amount available for transfer from Seacoast Bank to the Company in the form of loans approximated $268.4 million, if the Company has sufficient acceptable collateral. There were no loans made to affiliates during the nine months ended September 30, 2026.
Capital Resources
The Company’s equity capital at September 30, 2026 decreased $116.9 million, or 4%, from December 31, 2025 to $2.6 billion. Changes in equity included decreases in AOCI, the issuance of cash dividends on common and preferred stock, and the repurchase of common stock, partially offset by increases from net income.
In conjunction with the acquisition of VBI on October 1, 2025, the Company issued non-voting convertible preferred stock, and each 1/1000th of a share of preferred stock is convertible into one share of Seacoast common stock, subject to certain restrictions. Holders of preferred stock are entitled to receive ratable dividends when dividends are concurrently declared and payable on the shares of Seacoast common stock. See "Note 11 – Business Combinations," for further detail. The convertible preferred stock at September 30, 2026 totaled $343.1 million.
Activity in shareholders’ equity for the nine months ended September 30, 2026 and 2025 follows:

(In thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Balance at beginning of period	$2,712,662	$2,183,243
Net income	151,298	110,618
Stock-based compensation expense	16,209	11,445
Common stock transactions related to stock-based employee benefit plans	493	(1,289)
Issuance of common stock and conversion of options pursuant to acquisition	—	54,547
Repurchase of common stock	(39,509)	—
Dividends on common stock ($0.57 per share and $0.54 per share, respectively)	(56,019)	(46,876)
Dividends on preferred stock ($0.57 per 1/1000th share)	(6,414)	—
Change in AOCI	(182,972)	66,444
Balance at end of period	$2,595,748	$2,378,132
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

September 30, 2026	Seacoast (Consolidated)	Seacoast Bank	Minimum to be Well- Capitalized[1]
Total Risk-Based Capital Ratio	15.47%	14.05%	10.00%
Tier 1 Capital Ratio	14.08	12.82	8.00
CET1 Ratio	11.33	12.82	6.50
Leverage Ratio	10.46	9.51	5.00
[1]For subsidiary bank only.

The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without OCC approval, Seacoast Bank can pay $40.1 million of dividends to the Company.
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

The following table presents the ALCO simulation model’s projected impact of a change in interest rates on the net interest income for the 12 and 24 month periods beginning October 1, 2026, holding all balances on the balance sheet static. It is important to note that the results in the table below assume parallel shifts in the yield curve and do not take into account changes in the yield curve slope nor changes in balance sheet size or mix.

	% Change in Projected Baseline
	Net Interest Income
	September 30, 2026
Change in Interest Rates	1-12 months	13-24 months
+3.00%	(3.5)%	2.5%
+2.00%	(1.4)%	2.6%
+1.00%	(0.3)%	1.6%
Current	—%	—%
-1.00%	1.9%	0.1%
-2.00%	4.2%	0.2%
-3.00%	5.7%	(1.1%)
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

Effects of Inflation and Changing Prices
The consolidated statements and related financial data presented herein have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.
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

Change in Interest Rates	% Change in
Economic Value of
Equity
+3.00%	(18.8)%
+2.00%	(11.7)%
+1.00%	(5.3)%
Current	—%
-1.00%	4.6%
-2.00%	9.3%
-3.00%	12.5%
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2026 and concluded that those disclosure controls and procedures are effective.
During the quarter ended September 30, 2026, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, the Company repurchased shares of its common stock as indicated in the following table:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan	Maximum Value of Shares that May Yet be Purchased Under the Plan (in thousands)
7/1/26 to 7/31/26	7,525	$33.77	—	$117,000
8/1/26 to 8/31/26	—	34.54	37,771	115,696
9/1/26 to 9/30/26	—	32.48	154,299	110,684
Total - 3rd Quarter	7,525	32.92	192,070	$110,684
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
192,070 shares and 1,261,378 shares, respectively, of the Company’s common stock were repurchased under the program during the three and nine months ended September 30, 2026.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Trading arrangements
There were no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company during the three months ended September 30, 2026.
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

Exhibit 3.1.13 Articles of Amendment to the Amended and Restated Articles of Incorporation Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K filed May 20, 2026

Exhibit 3.1.14 Certificate of Designations of the Series A Non-Voting Preferred Stock of Seacoast Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed October 6, 2025.

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

Exhibit 101
The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 4, 2026	/s/ Charles M. Shaffer
Charles M. Shaffer
Chairman and Chief Executive Officer

November 4, 2026	/s/ Tracey L. Dexter
Tracey L. Dexter
Executive Vice President and Chief Financial Officer